Form 10-Q
period 1994-03-31
HOTEL INVESTORS TRUST /MD/
filed 1994-05-16
CIK 48595

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                   FORM 10-Q

                 [x] Quarterly report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934

                 For the quarterly period ended         March  31, 1994
                                                _______________________________
                                       OR

                 [  ]     Transitition report pursuant to Section 13 or 15(d)
                          of the Securities and Exchange Act of 1934

                 For the transition period from _________ to _________

                    Commission File Number:  1-6828                                 Commission File Number:  1-7959

                            HOTEL INVESTORS                                                 HOTEL INVESTORS
                                 TRUST                                                        CORPORATION
        (Exact name of registrant as specified in its charter)           (Exact name of registrant as specified in its charter)

                               Maryland                                                         Maryland
                     (State or other jurisdiction                                     (State or other jurisdiction
                   of incorporation or organization)                               of incorporation or organization)

                              52-0901263                                                       52-1193298
                 (I.R.S. employer identification no.)                             (I.R.S. employer identification no.)

                   11845 W. Olympic Blvd., Suite 550                               11845 W. Olympic Blvd., Suite 560
                    Los Angeles, California  90064                                   Los Angeles, California  90064
                    (Address of principal executive                                 (Address of principal executive
                     offices, including zip code)                                     offices, including zip code)

                            (310) 575-3900                                                   (310) 575-3900
                    (Registrant's telephone number,                                 (Registrant's telephone number,
                         including area code)                                             including area code)


         Indicate by check mark whether the Registrants (1) have filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to
such filing requirements for the past 90 days.     Yes   X       No      .
                                                       -----        -----

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         12,132,948 Shares of Beneficial Interest, $1.00 par value, of Hotel Investors Trust paired with 12,132,948 Shares of Common Stock, par value $.10 per share, of Hotel Investors Corporation outstanding as of May 12, 1994.

HOTEL INVESTORS TRUST AND HOTEL INVESTORS CORPORATION


PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

         The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q which mandate adherence to Rule 10-01 of Regulation S-X. Accordingly, these statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management of the Trust and the Corporation, all adjustments necessary for a fair presentation have been included. The financial statements presented herein have been prepared in accordance with the accounting policies described in the registrants' Joint Annual Report on Form 10-K for the year ended December 31, 1993, (the "1993 Form 10-K"), and should be read in conjunction therewith.

         The accompanying financial statements have been prepared assuming Hotel Investors Trust (the "Trust") and Hotel Investors Corporation (the "Corporation") will continue as going concerns. The Trust was in default at December 31, 1992 on its obligations to repay indebtedness under the Trust's line of credit and certain note agreements. Effective January 28, 1993, the Trust entered into a Credit Agreement with its lenders to restructure such indebtedness. The Credit Agreement, among other things, requires the Trust to comply with specific financial covenants and operating restrictions and to make substantial interim principal and other payments. The Trust's ability to comply with the requirements of the Credit Agreement, for which the inability to comply therewith would result in a default under the Credit Agreement, cannot presently be determined. Because of the substantial operating losses and cash flow deficiencies experienced by the Corporation, which also has a deficiency in net assets, the ultimate recovery of all amounts due to the Trust from the Corporation is highly uncertain. These conditions raise substantial doubt about the ability of the Trust and the Corporation to continue as going concerns. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

         See Item 1, Part II, for information regarding legal proceedings and preliminary settlement of shareholder litigation.

Hotel Investors Trust and Hotel Investors Corporation:

  Combined Balance Sheets - As of March 31, 1994 and
    December 31, 1993
  Combined Statements of Operations - For the three months
    ended March 31, 1994 and 1993
  Combined Statements of Cash Flows - For the three months ended March 31, 1994 and 1993

Hotel Investors Trust:

  Balance Sheets - As of March 31, 1994 and December 31, 1993
  Statements of Operations - For the three months
    ended March 31, 1994 and 1993
  Statements of Cash Flows - For the three months ended March 31, 1994 and 1993

Hotel Investors Corporation:

  Balance Sheets - As of March 31, 1994 and December 31, 1993
  Statements of Operations - For the three months
    ended March 31, 1994 and 1993
  Statements of Cash Flows - For the three months ended March 31, 1994 and 1993

HOTEL INVESTORS TRUST AND HOTEL INVESTORS CORPORATION
COMBINED BALANCE SHEETS
(Unaudited)


                                                                                 March 31,           December 31,
                                                                                   1994                 1993
                                                                               -------------         -------------
ASSETS

Hotel assets, net ..................................................           $ 165,781,000         $ 167,249,000
Mortgage notes receivable, net .....................................              11,588,000            11,642,000
Investment in joint venture hotel properties .......................                 281,000               281,000
                                                                               -------------         -------------
      Total real estate investments ................................             177,650,000           179,172,000
Cash and cash equivalents ..........................................               6,801,000             5,652,000
Accounts receivable ................................................               5,158,000             4,360,000
Notes receivable, net ..............................................               1,704,000             1,717,000
Inventories, prepaid expenses and other assets .....................               3,773,000             4,451,000
                                                                               -------------          -------------
                                                                               $ 195,086,000          $195,352,000
                                                                               =============         =============

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
Secured notes payable and revolving line of credit .................           $ 129,556,000         $ 128,802,000
Mortgage and other notes payable ...................................              41,847,000            42,084,000
Accounts payable and other liabilities .............................              10,681,000            11,140,000
                                                                               -------------         -------------
                                                                                 182,084,000           182,026,000
                                                                               -------------         -------------
Commitments and contingencies

SHAREHOLDERS' EQUITY
Trust shares of beneficial interest,
   $1.00 par value; authorized
   30,000,000 shares; outstanding
   12,132,948 shares ...............................................              12,133,000            12,133,000
Corporation common stock, $0.10 par
   value; authorized 30,000,000 shares;
   outstanding 12,132,948 shares ...................................               1,213,000             1,213,000
Additional paid-in capital .........................................             210,497,000           210,497,000
Share purchase notes ...............................................                (280,000)             (291,000)
Accumulated deficit ................................................            (210,561,000)         (210,226,000)
                                                                                ------------          ------------
                                                                                  13,002,000            13,326,000
                                                                                ------------          ------------
                                                                               $ 195,086,000         $ 195,352,000
                                                                               =============         =============

HOTEL INVESTORS TRUST AND HOTEL INVESTORS CORPORATION
COMBINED STATEMENTS OF OPERATIONS
(Unaudited)


                                                                                   Three Months Ended March 31,
                                                                                  -----------------------------
                                                                                      1994              1993
                                                                                  -----------       -----------
REVENUE
Hotel ....................................................................        $20,586,000       $20,479,000
Gaming ...................................................................          7,188,000         6,679,000
Interest from mortgage and other notes ...................................            355,000           337,000
Management fees and other ................................................             59,000           149,000
Rents from leased hotel properties .......................................            150,000           198,000
                                                                                  -----------       -----------
                                                                                   28,338,000        27,842,000
                                                                                  -----------       -----------
EXPENSES
Hotel operations .........................................................         15,568,000        16,365,000
Gaming operations ........................................................          5,993,000         5,735,000
Interest .................................................................          4,125,000         3,644,000
Depreciation and amortization ............................................          2,066,000         2,216,000
Administrative and operating .............................................            921,000         1,237,000
Loss on sales of hotel assets ............................................                               11,000
                                                                                  -----------       -----------
                                                                                   28,673,000        29,208,000
                                                                                  -----------       -----------
                                                                 NET LOSS         $  (335,000)      $(1,366,000)
                                                                                  ===========       ===========
                                                NET LOSS PER PAIRED SHARE              $(0.03)           $(0.11)
                                                                                  ===========       ===========
                                 Weighted average number of paired shares          12,132,948        12,132,948
                                                                                  ===========       ===========

HOTEL INVESTORS TRUST AND HOTEL INVESTORS CORPORATION
COMBINED STATEMENTS OF CASH FLOWS
(Unaudited)


                                                                               Three Months Ended March 31,
                                                                              ------------------------------
                                                                                 1994                1993
                                                                              ---------          -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss ................................................................     $(335,000)         $(1,366,000)
Adjustments to reconcile net loss to net cash
  provided by (used in) operating activities:
  Depreciation and amortization .........................................     2,066,000            2,216,000
  Capitalized loan costs and deferred interest ..........................       478,000            5,655,000
  Loss on sales of hotel assets .........................................                             11,000
Changes in operating assets and liabilities:
  Accounts receivable, inventories,
    prepaid expenses and other assets ...................................      (120,000)            (528,000)
  Accounts payable and other liabilities ................................      (459,000)          (5,995,000)
                                                                             ----------          -----------
      Net cash provided by operating activities .........................     1,630,000               (7,000)
                                                                             ----------          -----------

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to hotel assets ...............................................      (598,000)            (998,000)
Net proceeds from sales of assets .......................................                          1,517,000
Principal received on notes receivable ..................................        67,000              129,000
Acquisition of minority interest ........................................                         (1,575,000)
                                                                             ----------          -----------
      Net cash used in investing activities .............................      (531,000)            (927,000)
                                                                             ----------          -----------
CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on mortgage and other notes payable ..................      (237,000)            (309,000)
Principal payments on secured notes payable and
  revolving line of credit ..............................................      (324,000)
Borrowings under mortgage and other notes ...............................                            335,000
Increase in secured notes payable and revolving line of credit ..........       600,000
Distributions to minority shareholders ..................................                            (21,000)
Principal received on share purchase notes ..............................        11,000
                                                                             ----------          -----------
      Net cash provided by financing activities .........................        50,000                5,000
                                                                             ----------          -----------

INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS ..................................................     1,149,000             (929,000)
CASH AND CASH EQUIVALENTS
  AT BEGINNING OF PERIOD ................................................     5,652,000           10,517,000
                                                                             ----------          -----------
CASH AND CASH EQUIVALENTS
  AT END OF PERIOD ......................................................    $6,801,000          $ 9,588,000
                                                                             ==========          ===========

HOTEL INVESTORS TRUST
BALANCE SHEETS
(Unaudited)


                                                            March 31,          December 31,
                                                              1994                1993
                                                          -------------       -------------
ASSETS

Hotel assets, net ....................................    $ 128,924,000       $ 129,918,000
Mortgage notes receivable, net .......................       11,588,000          11,642,000
Investment in joint venture hotel properties .........          276,000             276,000
                                                          -------------       -------------

      Total real estate investments ..................      140,788,000         141,836,000
Cash and cash equivalents ............................          516,000             918,000
Accounts receivable ..................................          525,000           1,011,000
Notes receivable - Corporation .......................       88,830,000          87,486,000
Notes receivable, net ................................        1,025,000           1,025,000
Prepaid expenses and other assets ....................          505,000             569,000
                                                          -------------       -------------
                                                          $ 232,189,000       $ 232,845,000
                                                          =============       =============

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
Secured notes payable and revolving line of credit ...    $ 129,556,000       $ 128,802,000
Mortgage and other notes payable .....................       27,536,000          27,724,000
Accounts payable and other liabilities ...............        3,035,000           4,114,000
                                                          -------------       -------------
                                                          $ 160,127,000       $ 160,640,000
                                                          -------------       -------------

Commitments and contingencies

SHAREHOLDERS' EQUITY
Trust shares of beneficial interest,
   $1.00 par value; authorized
   30,000,000 shares; outstanding
   12,132,948 shares .................................      12,133,000           12,133,000

Additional paid-in capital ...........................     204,640,000          204,640,000

Share purchase notes .................................        (280,000)            (291,000)
Accumulated deficit ..................................    (144,431,000)        (144,277,000)
                                                         -------------        -------------
                                                            72,062,000           72,205,000
                                                         -------------        -------------
                                                         $ 232,189,000        $ 232,845,000
                                                         =============        =============

HOTEL INVESTORS TRUST
STATEMENTS OF OPERATIONS
(Unaudited)


                                                  Three Months Ended March 31,
                                                  ----------------------------
                                                     1994              1993
                                                  ----------        ----------
REVENUE
Rents from Corporation .........................  $4,313,000        $4,159,000
Interest from Corporation ......................     415,000           345,000
Interest from mortgage and other notes .........     339,000           293,000
Rents from other leased hotel properties .......     150,000           198,000
Other...........................................      26,000           106,000
                                                  ----------        ----------
                                                   5,243,000         5,101,000
                                                  ----------        ----------
EXPENSES
Interest........................................   3,779,000         3,355,000
Depreciation and amortization ..................   1,252,000         1,419,000
Administrative and operating ...................     366,000           516,000
Loss on sales of hotel assets ..................                        19,000
                                                  ----------        ----------
                                                   5,397,000         5,309,000
                                                  ----------        ----------
                                  NET LOSS        $ (154,000)       $ (208,000)
                                                  ==========        ==========

                         NET LOSS PER SHARE           $(0.01)           $(0.02)
                                                  ==========        ==========


HOTEL INVESTORS TRUST
STATEMENTS OF CASH FLOWS
(Unaudited)


                                                               Three Months Ended March 31,
                                                               ----------------------------
                                                                  1994             1993
                                                               ----------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss ...................................................... $ (154,000)     $  (208,000)
Adjustments to reconcile net loss to net cash
  provided by (used in) operating activities:
  Depreciation and amortization ...............................  1,252,000        1,419,000
  Capitalized loan costs and deferred interest ................    478,000        5,655,000
  Loss on sales of hotel assets ...............................                      19,000
Changes in operating assets and liabilities:
  Accounts receivable, prepaid expenses
    and other assets ..........................................    550,000          615,000
  Accounts payable and other liabilities ...................... (1,079,000)      (5,344,000)
                                                                ----------      -----------
    Net cash provided by operating activities .................  1,047,000        2,156,000
                                                                ----------      -----------
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to hotel assets .....................................   (258,000)         (69,000)
Net proceeds from sales of assets .............................                   1,395,000
Principal received on mortgage
  and other notes receivable ..................................     54,000          114,000
Net changes in notes receivable - Corporation ................. (1,344,000)      (2,344,000)
Acquisition of minority interest ..............................                  (1,575,000)
                                                                ----------      -----------
      Net cash used in investing activities ................... (1,548,000)      (2,479,000)
                                                                ----------      -----------
CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on mortgage and
  other notes payable .........................................   (188,000)        (202,000)
Principal payments on secured notes payable and
  revolving line of credit ....................................   (324,000)
Payments to minority shareholders .............................                     (18,000)
Increase in secured notes payable and
  revolving line of credit ....................................    600,000
Principal received on share purchase notes ....................     11,000
                                                                ----------      -----------
      Net cash provided by (used in)
        financing activities ..................................     99,000         (220,000)
                                                                ----------      -----------
DECREASE IN CASH
  AND CASH EQUIVALENTS ........................................   (402,000)        (543,000)
CASH AND CASH EQUIVALENTS
  AT BEGINNING OF PERIOD ......................................    918,000        2,615,000
                                                                ----------      -----------
CASH AND CASH EQUIVALENTS
  AT END OF PERIOD ............................................ $  516,000      $ 2,072,000
                                                                ===========     ===========

HOTEL INVESTORS CORPORATION
BALANCE SHEETS
(Unaudited)


                                                                              March 31,        December 31,
                                                                                1994               1993
                                                                            ------------       ------------
ASSETS

Hotel assets, net .....................................................     $ 36,856,000       $ 37,331,000
Investment in joint venture hotel properties ..........................            5,000              5,000
                                                                            ------------       ------------
      Total real estate investments ...................................       36,861,000         37,336,000
Cash and cash equivalents .............................................        6,286,000          4,734,000
Accounts receivable ...................................................        4,632,000          3,349,000
Notes receivable ......................................................          679,000            692,000
Inventories, prepaid expenses and other assets ........................        3,269,000          3,882,000
                                                                            ------------       ------------
                                                                            $ 51,727,000       $ 49,993,000
                                                                            ============       ============

LIABILITIES AND SHAREHOLDERS' DEFICIT

LIABILITIES
Mortgage and other notes payable ......................................     $ 14,311,000       $ 14,360,000
Notes payable - Trust .................................................       88,830,000         87,486,000
Accounts payable and other liabilities ................................        7,646,000          7,026,000
                                                                            ------------       ------------
                                                                             110,787,000        108,872,000
                                                                            ------------       ------------
Commitments and contingencies

SHAREHOLDERS' DEFICIT
Corporation common stock, $0.10 par
   value; authorized 30,000,000 shares;
   outstanding 12,132,948 shares ......................................        1,213,000          1,213,000

Additional paid-in capital ............................................        5,857,000          5,857,000

Accumulated deficit ...................................................      (66,130,000)       (65,949,000)
                                                                            ------------       ------------
                                                                             (59,060,000)       (58,879,000)
                                                                            ------------       ------------
                                                                            $ 51,727,000       $ 49,993,000
                                                                            ============       ============

HOTEL INVESTORS CORPORATION
STATEMENTS OF OPERATIONS
(Unaudited)


                                                          Three Months Ended March 31,
                                                          -----------------------------
                                                             1994              1993
                                                          -----------       -----------
REVENUE
Hotel ............................................        $20,586,000       $20,479,000
Gaming ...........................................          7,188,000         6,679,000
Interest from notes receivable ...................             16,000            44,000
Management fees and other income .................             33,000            43,000
Gain on sales of hotel assets ....................                                8,000
                                                          -----------       -----------
                                                           27,823,000        27,253,000
                                                          -----------       -----------
EXPENSES
Hotel operations .................................         15,568,000        16,365,000
Gaming operations ................................          5,993,000         5,735,000
Rent - Trust .....................................          4,313,000         4,159,000
Interest - Trust .................................            415,000           345,000
Interest - other .................................            346,000           289,000
Depreciation and amortization ....................            814,000           797,000
Administrative and operating .....................            555,000           721,000
                                                          -----------       -----------
                                                           28,004,000        28,411,000
                                                          -----------       -----------
                                           NET LOSS       $  (181,000)      $(1,158,000)
                                                          ===========       ===========

                                  NET LOSS PER SHARE           $(0.01)           $(0.10)
                                                               ======            ======

HOTEL INVESTORS CORPORATION
STATEMENTS OF CASH FLOWS
(Unaudited)


                                                  Three Months Ended March 31,
                                                  ----------------------------
                                                     1994             1993
                                                  ----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss .......................................  $ (181,000)      $(1,158,000)
Adjustments to reconcile net loss to net cash
  provided by (used in) operating activities:
  Depreciation and amortization ................     814,000           797,000
  Gain on sales of hotel assets ................                        (8,000)
Changes in operating assets and liabilities:
  Accounts receivable, inventories,
    prepaid expenses and other assets ..........    (670,000)       (1,143,000)
  Accounts payable and other liabilities .......     620,000          (651,000)
                                                  ----------       -----------
      Net cash provided by (used in)
        operating activities ...................     583,000        (2,163,000)
                                                  ----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to hotel assets ......................    (339,000)         (929,000)
Net proceeds from sales of hotel assets ........                       122,000
Principal received on notes receivable .........      13,000            15,000
                                                  ----------       -----------
      Net cash used in
        investing activities ...................    (326,000)         (792,000)
                                                  ----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES
Net change in notes payable - Trust ............   1,344,000         2,344,000
Principal payments on mortgage and
  other notes payable ..........................     (49,000)         (107,000)
Borrowings under mortgage and other notes ......                       335,000
Payments to minority shareholders ..............                        (3,000)
                                                  ----------       -----------
      Net cash provided by
        financing activities ...................   1,295,000         2,569,000
                                                  ----------       -----------


INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS .........................   1,552,000          (386,000)
CASH AND CASH EQUIVALENTS
  AT BEGINNING OF PERIOD .......................   4,734,000         7,902,000
                                                  ----------       -----------
CASH AND CASH EQUIVALENTS
  AT END OF PERIOD .............................  $6,286,000       $ 7,516,000
                                                  ==========       ===========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The following Management's Discussion and Analysis should be read in conjunction with the Management's Discussion and Analysis included in the 1993 Form 10-K (the "1993 Form 10-K MD&A") for the year ended December 31, 1993.
The sections of the "Recent Developments" portion of Items 1 and 2 of Part I of the 1993 Form 10-K captioned "Debt Restructuring", "Acquisition of Assets of U.S. Equity", "Milwaukee Marriott Hotel", "Northview Corporation", "Certain Property Sales and Related Transactions", "Mortgage Notes Payable Maturing in 1994" and the discussions of seasonality, competition, and certain environmental matters included in those Items under the heading "Other Information," are specifically incorporated by reference herein.

         As discussed in Items 1 and 2 of the 1993 Form 10-K under the caption "Recent Developments - Debt Restructuring", on January 28, 1993 the Trust entered into the Credit Agreement which restructured its previously unsecured notes payable to two banks and three insurance companies as a secured term loan (the "Term Loan") and a secured revolving line of credit (the "Line of Credit") (together the "Restructured Debt"). Although the Trust is not in default under the Credit Agreement through the date of this Form 10-Q, the Trust's ability to comply in the future with the requirements of the Credit Agreement cannot presently be determined. Further, because of the substantial operating losses and cash flow deficiencies experienced by the Corporation, which also has a deficiency in net assets, the ultimate recovery of all amounts due to the Trust from the Corporation is highly uncertain. These conditions raise substantial doubts about the Companies' ability to continue as going concerns.

         The Trust and Corporation must continue to sell properties to meet the principal payment requirements of the Credit Agreement. Further, the Trust may be required to further restructure the indebtedness of the Corporation to the Trust on an annual or long-term basis if the Corporation is to continue to operate.

         Sales of hotel properties have impacted and will continue to impact revenues and expenses of the Trust and the Corporation. Because the Credit Agreement requires the net proceeds from hotel sales to be applied to the repayment of debt, sales of hotels will result in decreased interest expense for the Trust. In addition, the income of the Trust will be decreased as the Trust will no longer receive rental income from the Corporation after a property has been sold, which may be offset by interest income on any notes receivable generated from a sale. Sales of hotel properties will also decrease the depreciation and amortization expense of the Trust. The aggregate impact on revenues and expenses will depend on the properties to be sold, the terms of the sales and the timing of the sales.

Results of Operations for the Three Months Ended March 31, 1994 and 1993

Trust:

         Rents from Corporation totalled $4,313,000 and $4,159,000 for the three months ended March 31, 1994 and 1993, respectively. The increase in rental income of $154,000 is due to increased hotel revenues for the hotels leased by the Corporation from the Trust (which resulted in higher percentage rents) offset by a decrease in such rents of $136,000 resulting from the sale of hotels in Tucker, Georgia (June 1993) and St. Louis, Missouri (December
1993).

         Interest from Corporation increased to $415,000 for the three months ended March 31, 1994 as compared to $345,000 for the corresponding period in 1993. The increase in interest income is a result of the higher amounts outstanding under the Milwaukee notes, which increased from $13,667,000 at December 31, 1992 to $15,185,000 at December 31, 1993 as a result of the making of certain capital improvements. (For information pertaining to such notes, see the 1993 Form 10-K under the caption "Milwaukee Marriott Hotel".)

         Interest expense increased by $424,000 for the three months ended March 31, 1994 as compared to the corresponding period of 1993. The increase is primarily due to an increase in the interest rate payable on borrowings outstanding under the Term Loan and the Line of Credit.

         Depreciation and amortization expense decreased by $167,000 during the three months ended March 31, 1994 as compared to the corresponding period of 1993, principally due to the above mentioned property sales and to provisions for investment losses recorded in the third and fourth quarters of 1993, which reduced depreciable book values.

         Administrative and operating expenses decreased by $150,000 during the three months ended March 31, 1994 as compared to the corresponding period in 1993. The decreases are a result of lower professional fees and travel and insurance expense.

Corporation:

         Hotel revenues increased by $107,000 for the three months ended March 31, 1994, as compared to the corresponding period of 1993. The hotel sales discussed above resulted in decreased revenue of $750,000 for the three months ended March 31, 1994, as compared to the corresponding period of 1993. The decreases resulting from property sales were offset by increased revenues of $857,000 for the three months ended March 31, 1994, as compared to the corresponding period of 1993 resulting from increased average occupancy and average room rates at properties which continue to be operated by the Corporation. The following table summarizes average occupancy and average room rates for properties which continue to be operated by the Corporation under lease from the Trust:

                                    Three Months Ended
                                        March 31,
                                -------------------------
                                  1994             1993
                                --------         --------
 Occupancy Rate                    64.2%            57.8%
 Average Room Rate               $56.45           $55.59

Management of the Corporation believes that the increases in the average occupancy rate and average room rate resulted primarily from more favorable economic conditions which have created increased business and pleasure travel throughout the United States.

         Gaming revenues for the first three months of 1994 as compared to the corresponding period of 1993 increased by $509,000 to $7,188,000. Management believes that the higher revenues at the two gaming facilities during the first three months of 1994 are a result of increased travel to the Las Vegas area, and in particular, increased customer traffic due to the proximity of the King 8 Hotel and Casino to several large hotel/casinos completed during 1993.

         Hotel expenses for the first quarter of 1994 were $15,568,000, or 75.6% of hotel revenues, as compared to $16,365,000, or 79.9% of hotel revenues, for the first quarter of 1993. The decrease in hotel expenses as a percentage of hotel revenues is principally attributable to the sale of the hotel properties discussed above, which properties had expenses in excess of revenues during the three months ended March 31, 1993.

         Gaming expenses were $5,993,000, or 83.4% of gaming revenues, as compared to $5,735,000, or 85.9% of gaming revenues, for the three months ended March 31, 1994 and 1993, respectively. Management believes that increased gaming revenues, coupled with improved casino win percentages, resulted in the decrease in gaming expenses as a percentage of gaming revenues during the three months of 1994.

         Administrative and operating expenses decreased by $166,000 for the three months ended March 31, 1994 as compared to the corresponding period of 1993. The decreases are primarily a result of a reduction in the level of corporate staff.

         Depreciation expense increased from $797,000 for the first quarter of 1993 to $814,000 for the same period of 1994. The increase is a result of the $4,300,000 renovation of the Milwaukee Marriott Hotel completed in December 1993, which was partially offset by decreases resulting from the sale of the hotels (see "Trust" immediately above).

         For information with respect to rent and interest to the Trust during the three months ended March 31, 1994 and 1993, see "Trust" immediately above.

Liquidity and Capital Resources

                 The primary sources of liquidity for the Trust are cash generated from operations (i.e., its rents) and net proceeds from the sale of hotels. The primary demands on the Trust's capital resources are debt service payments, the funding of capital improvements to the Trust's properties and the making of additional loans and advances to the Corporation.

                 As of December 31, 1992, an aggregate of $87,490,000 was owed by the Corporation to the Trust as accrued but unpaid rent and other indebtedness. As of January 1, 1993, a total of $448,000 of then accrued and unpaid rents and interest were added to the intercompany debt. During 1993 and 1994, no interest accrued or will accrue on the Corporation's debt to the Trust; beginning January 1, 1995, the outstanding principal balance of the Corporation's debt to the Trust will bear interest at an annual rate equal to the prime rate of one of the Trust's banks from time to time plus 2%. However, there can be no assurance that the Corporation will be able to meet its debt obligations to the Trust in future years.

                 The 1993 restructuring of the leases between the Trust and the Corporation, the two-year interest moratorium on the Corporation's debt to the Trust, and the sales of the Trust's hotels which were made in 1993 and that are anticipated to be made in 1994 are expected to lower the rents and interest received by the Trust from the Corporation in 1994. The Trust will seek to generate from its operations sufficient cash flow to pay the interest due on the Term Loan, the Line of Credit and the Trust's other mortgage debt, as well as to fund required capital improvements; however, debt principal payments are expected to be made primarily from the proceeds of hotel sales and (in the case of mortgage debt other than the Restructured Debt) from debt refinancings.
(For information with respect to such mortgage debt, see the 1993 Form 10-K under the caption "Mortgage Notes Payable Maturing in 1994".) There can be no assurance, however, that either the Trust's operations or the Trust's sale of hotels will produce sufficient cash to make the required payments of principal and interest. (See "Recent Developments - Debt Restructuring" included in Items 1 and 2 of the 1993 Form 10-K.)

                 The primary source of liquidity for the Corporation is cash generated from operations - i.e., from sales of rooms, food and beverages at the hotels and hotel/casinos the Corporation leases from the Trust and gaming revenues at the two Nevada properties, net of management fees with respect to the nine hotels managed by independent management companies. The primary demands on the Corporation's capital resources are the payment of rents and interest due to the Trust and the Corporation's general and administrative expenses. The two-year interest moratorium on the Corporation's debt to the Trust and the reduction in future rentals due to the Trust are expected to improve the Corporation's 1994 cash flows and income, although sales of the Trust's hotels managed by the Corporation are expected to reduce the Corporation's revenues. The Corporation may continue to incur cash flow deficiencies and the Corporation expects to continue to request that the Trust loan the Corporation the funds required to meet those deficiencies. The Corporation currently has no other means of obtaining the funds to cover its cash flow deficiencies or to repay the principal amount of the Corporation's debt to the Trust.

                 As described in Items 1 and 2 of the 1993 Form 10-K under the caption "Recent Developments - Debt Restructuring", the Credit Agreement requires that the Trust and the Corporation apply on a daily basis any cash in excess of certain specified thresholds to borrowings outstanding under the Revolving Line of Credit. Amounts so paid are available for future borrowings to pay interest on the Restructured Debt, to make principal payments on the Term Loan and to pay other expenses incurred in connection with Hotel Investors' operations. As of March 31, 1994, $3,075,000 was available to the Trust under the Revolving Line of Credit. However, should the Trust or the Corporation fail to comply with its obligations under the Credit Agreement and related documents, the Trust's lenders will have the power to substantially restrict the Trust's and the Corporation's access to and ability to utilize its cash.

                 The Trust intends to make during 1994, to the extent that the Trust has the necessary funds available, improvements to the Trust's properties that are necessary to maintain the properties in good condition or that are required by franchisors or applicable health and safety and other laws. The Trust expects that provided funds are available, the cost of such improvements will be approximately $3,720,000 during 1994. As discussed in Items 1 and 2 of the 1993 Form 10-K, Hotel Investors' capital improvements are subject to the approval of the Trust's lenders.

                 For information with respect to potential hazardous waste contamination and the presence of asbestos at certain of the Trust's hotels and the possible impact thereof on the Trust's and the Corporation's financial position, see "Other Information - Certain Environmental Matters" included in Items 1 and 2 of the 1993 Form 10-K.

PART II  OTHER INFORMATION

Item 1.  Legal Proceedings

         On May 5, 1994, the U.S. District Court for the Southern District of California entered an order preliminarily approving the settlement of the two purported class actions pending before that court and entitled Naomi Horowitz
v. Hotel Investors Trust et al and Joyce Uttan I.R.A. et al v. Hotel Investors Trust et al. For additional information with respect to these actions and the related derivative action pending before the Superior Court of the State of California for San Diego County captioned Richard Carno and Sonem Partners Ltd.
v. Ronald A. Young et al., see information included in Item 3 of the 1993 Form 10-K under the caption "Naomi Horowitz v. Hotel Investors Trust et al; Joyce Uttan I.R.A. et al v. Hotel Investors Trust et al", which information is incorporated herein by reference. The Uttan, Horowitz and Carno cases are collectively referred to herein as the "Shareholder Actions".

         Pursuant to the court order and a stipulation of settlement entered into among the plaintiffs and defendants in the Shareholder Actions (the "Stipulation"), and subject to conditional certification for settlement purposes of the classes described in the Uttan and Horowitz complaints to additional court approvals and to the satisfaction of certain other conditions, the Carno case will be dismissed with prejudice, and all claims that were or might have been made in the Shareholder Actions will be released, upon the establishment of a $3,205,000 cash settlement fund to be distributed to members of the certified plaintiff classes. Of the settlement fund amount, $2,500,000 will be paid by the insurance company that issued Hotel Investors directors and officers policy applicable to the periods to which the Shareholder Actions relate, $400,000 will be paid by Hotel Investors and $350,000 will be paid by Messrs. John Rothman and Ronald Young. The defendants in the Shareholder Actions also will establish a separate $45,000 fund to be used for purposes of notifying the classes and otherwise administering the settlement. Legal fees and other costs incurred by the defendants in the Shareholder Actions prior to October 12, 1993 will be paid by Hotel Investors; subsequent defense costs will be paid by the insurance company.

         The Stipulation agreement also requires that the Trust's Board of Trustees and the Corporation's Board of Directors establish a joint transaction committee of independent Trustees and Directors to make recommendations to those Boards with respect to any transaction proposed in the future by management and having a fair market value of $20 million or more.

         In connection with the settlement of the Shareholders Actions, Messrs. Rothman and Young and Hotel Investors also have agreed as follows: Messrs. Young, Rothman and certain of their affiliated partnerships will terminate the management agreements currently existing between those partnerships and the Corporation's subsidiary Western Host, Inc. (the "Management Contracts"), and Western Host will forbear from disputing such action and will withdraw as a general partner of two additional affiliated partnerships. In satisfaction of any damages that Hotel Investors may incur as a result of the termination of the Management Contracts, Messrs. Rothman and Young will provide to Hotel Investors an irrevocable letter of credit in the amount of $800,000 and having a one-year term.

         At such time as the settlement of the Shareholder Actions provided for in the Stipulation receives final court approval, proceeds from the letter of credit will be paid to Hotel Investors, and the parties to the Management Contracts, Messrs. Rothman and Young and Hotel Investors will release all of their respective claims related to the termination of the Management Contracts. If, however, the Shareholder Actions are not so settled and the Stipulation is terminated, the above-described releases will not take effect and the letter of credit will be canceled.

         For additional information with respect to these management obligations, see the information included in Item 13 of the 1993 Form 10-K under the caption "Management Obligations of Western Host".

Item 2.  Changes in Securities

         None.

Item 3.  Defaults Upon Senior Securities

         None.

Item 4.  Submission of Matters to a Vote of Security Holders

         None.

Item 5.  Other Information

         None.

Item 6.  Exhibits and Reports on Form 8-K

         (a)  The following Exhibits are filed as part of this Form 10-Q:

             EXHIBIT NO.        DESCRIPTION OF EXHIBIT
             -----------        ----------------------
                 10.1           Stipulation of Settlement as of April 13, 1994, among Joyce Uttan
                                I.R.A., et al., Naomi Horowitz, et al., and Richard Carno et al, on
                                the one hand, and the Trust, the Corporation, Ronald A. Young, John
                                F. Rothman, Graeme W. Henderson, Sherwin L. Samuels, Bruce M. Ford,
                                Earle F. Jones and Howard B. Levenson, on the other hand, by their respective counsel.

                 10.2           Settlement and Release Agreement dated as of April 13, 1994, among
                                Messrs. Rothman and Young, the Trust, the Corporation and Western
                                Host, Inc.

                 10.3           Agreement dated March 31, 1994, among Reliance Insurance Company, the
                                Trust, the Corporation and Messrs. Young, Rothman, Henderson,
                                Samuels, Jones and Levenson.

                 99.1           Pages 11 (beginning at "Recent Developments") through 20 (concluding at "Regulation and Licensing") of the Trust's and the Corporation's
                                Joint Annual Report on Form 10-K for the year ended December 31, 1993
                                (the "1993 Form 10-K") (incorporated by reference to the 1993
                                Form 10-K (SEC File Nos. 1-6828/1-7959)).

         (b)  Reports on Form 8-K

              None.

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



HOTEL INVESTORS TRUST                     HOTEL INVESTORS CORPORATION
Registrant                                Registrant





/s/ MICHAEL W. MOONEY                     /s/ KEVIN E. MALLORY
- - ---------------------------------------   ------------------------------------
Michael W. Mooney                         Kevin E. Mallory
Vice President and Chief                  Executive Vice President (Principal
Financial Officer                         Executive Officer)
Hotel Investors Trust                     Hotel Investors Corporation





                                          Hotel Investors Corporation has no
                                          chief financial officer or
                                          principal accounting officer.


Date:    May 13, 1994