Form 10-Q
period 1994-06-30
HOTEL INVESTORS TRUST /MD/; HOTEL INVESTORS CORP
filed 1994-08-15
CIK 48595, 316206

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                   FORM 10-Q

              [x] Quarterly report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934

              For the quarterly period ended       June 30, 1994
                                             --------------------------
                                       OR

              [  ]    Transition report pursuant to Section 13 or 15(d) of the
                      Securities and Exchange Act of 1934

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

                                     52-0901263                                                  52-1193298
                         (I.R.S. employer identification no.)                       (I.R.S. employer identification no.)

                          11845 W. Olympic Blvd., Suite 550                           11845 W. Olympic Blvd., Suite 560
                            Los Angeles, California  90064                             Los Angeles, California  90064
                           (Address of principal executive                             (Address of principal executive
                             offices, including zip code)                               offices, including zip code)

                                   (318) 575-3900                                              (310) 575-3900
                           (Registrant's telephone number,                             (Registrant's telephone number,
                                including area code)                                        including area code)


    Indicate by check mark whether the Registrants (1) have filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to
such filing requirements for the past 90 days.     Yes    X       No _____.
                                                        -----
    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

    12,132,948 Shares of Beneficial Interest, $1.00 par value, of Hotel Investors Trust paired with 12,132,948 Shares of Common Stock, par value $.10 per share, of Hotel Investors Corporation outstanding as of August 12, 1994.

================================================================================

HOTEL INVESTORS TRUST AND HOTEL INVESTORS CORPORATION


PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

         The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q which mandate adherence to Rule 10-01 of Regulation S-X. Accordingly, these statements do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. In the opinion of management of the Trust and the Corporation, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The financial statements presented herein have been prepared in accordance with the accounting policies described in the registrants' Joint Annual Report on Form 10-K for the year ended December 31, 1993, (the "1993 Form 10-K"), and should be read in conjunction therewith.

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

Reorganization

         As previously disclosed on the registrants' Joint Form 8-K dated June 13, 1994, the Trust and the Corporation, subject to shareholder and stockholder approval, have agreed with Starwood Capital Group, L.P., a private investment firm, to create an "UPREIT" structure. In connection with the "UPREIT" structure it is contemplated that two limited partnerships would be formed (the "Reorganization"). The Trust would be the general partner and contribute to SLT Realty Limited Partnership all of its assets subject to its liabilities. The Corporation and its subsidiaries would be the general partners and contribute to SLC Operating Limited Partnership all of their assets subject to their liabilities. Starwood Capital Group, L.P., and its affiliates would be the limited partners in the two partnerships and would contribute cash and a portfolio of hotel equity and mortgage interests, subject to certain existing debt.

         Starwood's limited partnership interests would be exchangeable into paired shares of the Trust and the Corporation, such that on a fully converted basis, Starwood would own between 67% and 75% of the outstanding paired shares of the Trust and Corporation (but subject to limitations to preserve the REIT status of the Trust and its paired share structure with the Corporation).

         Starwood has also agreed, at the Trust's option, to purchase the Trust's Albany, Georgia property for approximately $6 million and to loan to the Trust up to an additional $5 million as a a short-term first mortgage loan or defer certain amortization of senior secured Trust debt held by Starwood pending completion of the transaction; and the Trust would use the proceeds to make certain payments on its outstanding senior secured debt and retire a portion of the warrants issued to its senior lenders in connection with the restructuring of the senior secured debt in January 1993. Starwood previously purchased or has under contract to purchase in excess of $75 million of the Trust's outstanding senior secured debt.

Income Taxes

         The Trust recently discovered that there are issues concerning its having met all of the requirements for maintenance of REIT status for prior years. On July 27, 1994, the Trust applied to the IRS for permission to terminate its election to be taxed as a REIT retroactively to 1991 and to re-elect REIT status for 1995. Because the Trust had net losses and did not pay any dividends for 1991, 1992 and 1993 and expects to incur a net loss for tax purposes and not pay any dividends for 1994, if the IRS grants the Trust's request, the Trust will not owe any federal income tax and the Holders of Paired Shares will not be adversely affected for these years. In addition, the granting of the Trust's request will not effect the pairing status of the Trust and the Corporation shares.

Net Income (Loss) Per Paired Share

         Net income (loss) per paired share has been computed using the weighted average number of common and common equivalent Paired Shares outstanding which includes the dilutive effect of stock options and warrants outstanding for the six months and three months ended June 30, 1994.

Other

         See Item 1, Part II, for information regarding legal proceedings and preliminary settlement of shareholder litigation.

Hotel Investors Trust and Hotel Investors Corporation:

  Combined Balance Sheets - As of June 30, 1994 and
    December 31, 1993
  Combined Statements of Operations - For the three months
    ended June 30, 1994 and 1993
  Combined Statements of Operations - For the six months
    ended June 30, 1994 and 1993
  Combined Statements of Cash Flows - For the six months ended June 30, 1994 and 1993

Hotel Investors Trust:

  Balance Sheets - As of June 30, 1994 and December 31, 1993
  Statements of Operations - For the three months
    ended June 30, 1994 and 1993
  Statements of Operations - For the six months
    ended June 30, 1994 and 1993
  Statements of Cash Flows - For the six months ended June 30, 1994 and 1993

Hotel Investors Corporation:

  Balance Sheets - As of June 30, 1994 and December 31, 1993
  Statements of Operations - For the three months
    ended June 30, 1994 and 1993
  Statements of Operations - For the six months
    ended June 30, 1994 and 1993
  Statements of Cash Flows - For the six months ended June 30, 1994 and 1993

     HOTEL INVESTORS TRUST AND HOTEL INVESTORS CORPORATION
     COMBINED BALANCE SHEETS
     (Unaudited)


                                                                    June 30,      December 31,
                                                                     1994            1993
                                                                  ------------    ------------
      ASSETS
      Hotel assets, net.......................................    $161,284,000    $167,249,000
      Mortgage notes receivable, net .........................      10,791,000      11,642,000
      Investment in joint venture hotel properties............         304,000         281,000
                                                                  ------------    ------------
            Total real estate investments ....................     172,379,000     179,172,000
      Cash and cash equivalents ..............................       8,155,000       5,652,000
      Accounts receivable ....................................       5,698,000       4,360,000
      Notes receivable, net ..................................       1,667,000       1,717,000
      Inventories, prepaid expenses and other assets .........       4,445,000       4,451,000
                                                                  ------------    ------------
                                                                  $192,344,000    $195,352,000
                                                                  ============    ============
LIABILITIES AND SHAREHOLDERS' EQUITY
      LIABILITIES
      Secured notes payable and revolving line of credit ....     $127,397,000    $128,802,000
      Mortgage and other notes payable ......................       41,277,000      42,084,000
      Accounts payable and other liabilities ................        9,735,000      11,140,000
                                                                  ------------    ------------
                                                                   178,409,000     182,026,000
                                                                  ------------    ------------
      Commitments and contingencies
      SHAREHOLDERS' EQUITY
      Trust shares of beneficial interest,
         $1.00 par value; authorized
         30,000,000 shares; outstanding
         12,132,948 shares ..................................       12,133,000      12,133,000
      Corporation common stock, $0.10 par
         value; authorized 30,000,000 shares;
         outstanding 12,132,948 shares ......................        1,213,000       1,213,000
      Additional paid-in capital ............................      210,497,000     210,497,000
      Share purchase notes ..................................         (280,000)       (291,000)
      Accumulated deficit ...................................     (209,628,000)   (210,226,000)
                                                                  ------------    ------------
                                                                    13,935,000      13,326,000
                                                                  ------------    ------------
                                                                  $192,344,000    $195,352,000
                                                                  ============    ============

    HOTEL INVESTORS TRUST AND HOTEL INVESTORS CORPORATION
    COMBINED STATEMENTS OF OPERATIONS
    (Unaudited)


                                                              Three Months Ended June 30,
                                                              ---------------------------
                                                                 1994            1993
                                                              -----------     -----------
    REVENUE
    Hotel .................................................   $21,308,000     $22,618,000
    Gaming ................................................     7,125,000       6,804,000
    Interest from mortgage and other notes ................       407,000         355,000
    Management fees and other .............................       249,000         151,000
    Rents from leased hotel properties ....................       313,000         263,000
    Gain on sale of hotel assets...........................       592,000         119,000
                                                              -----------     -----------
                                                               29,994,000      30,310,000
                                                              -----------     -----------
    EXPENSES
    Hotel operations ......................................    15,556,000      17,454,000
    Gaming operations .....................................     6,166,000       5,873,000
    Interest ..............................................     4,333,000       3,897,000
    Depreciation and amortization .........................     1,947,000       2,197,000
    Administrative and operating ..........................     1,059,000       1,093,000
                                                              -----------     -----------
                                                               29,061,000      30,514,000
                                                              -----------     -----------
                                          NET INCOME (LOSS)   $   933,000     $  (204,000)
                                                              ===========     ===========
                         NET INCOME (LOSS) PER PAIRED SHARE         $0.07          $(0.02)
                                                              ===========     ===========
                   Weighted average number of paired shares    13,143,666      12,132,948
                                                              ===========     ===========

    HOTEL INVESTORS TRUST AND HOTEL INVESTORS CORPORATION
    COMBINED STATEMENTS OF OPERATIONS
    (Unaudited)

                                                              Three Months Ended June 30,
                                                              ---------------------------
                                                                 1994            1993
                                                              -----------     -----------
    REVENUE
    Hotel .................................................   $41,894,000     $43,081,000
    Gaming ................................................    14,313,000      13,483,000
    Interest from mortgage and other notes ................       762,000         692,000
    Management fees and other .............................       308,000         406,000
    Rents from leased hotel properties ....................       463,000         461,000
    Gain on sale of hotel assets...........................       592,000         108,000
                                                              -----------     -----------
                                                               58,332,000      58,231,000
                                                              -----------     -----------
    EXPENSES
    Hotel operations ......................................    31,124,000      33,819,000
    Gaming operations .....................................    12,159,000      11,608,000
    Interest ..............................................     8,458,000       7,541,000
    Depreciation and amortization .........................     4,013,000       4,413,000
    Administrative and operating ..........................     1,980,000       2,330,000
                                                              -----------     -----------
                                                               57,734,000      59,711,000
                                                              -----------     -----------
                                          NET INCOME (LOSS)   $   598,000     $(1,480,000)
                                                              ===========     ===========
                         NET INCOME (LOSS) PER PAIRED SHARE         $0.05          $(0.12)
                                                              ===========     ===========
                   Weighted average number of paired shares    13,162,440      12,132,948
                                                              ===========     ===========

HOTEL INVESTORS TRUST AND HOTEL INVESTORS CORPORATION
COMBINED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                                      Six Months Ended June 30,
                                                                   --------------------------------
                                                                      1994                 1993
                                                                   -----------          -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss) ......................................           $   598,000           $(1,480,000)
Adjustments to reconcile net income (loss) to net cash
  provided by (used in) operating activities:
  Depreciation and amortization ........................             4,013,000             4,413,000
  Capitalized loan costs and deferred interest .........             1,339,000             5,821,000
  (Gain) loss on sales of hotel assets .................              (592,000)             (108,000)
Changes in operating assets and liabilities:
  Accounts receivable, inventories, prepaid expenses and
    other assets........................................            (1,332,000)           (2,131,000)
  Accounts payable and other liabilities ...............            (1,405,000)           (6,737,000)
                                                                   -----------           -----------
      Net cash provided by
        operating activities ...........................             2,621,000              (222,000)
                                                                   -----------           -----------
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to hotel assets ..............................            (1,098,000)           (3,055,000)
Net proceeds from sales of assets ......................             3,674,000             3,912,000
Increase in mortgage notes receivable...................                                  (1,985,000)
Principal received on notes receivable .................               846,000               164,000
Other intangible assets.................................                                      (8,000)
Acquisition of minority interest .......................                                  (1,575,000)
                                                                   -----------           -----------
      Net cash provided by (used in)
        investing activities ..........................              3,422,000            (2,547,000)
                                                                   -----------           -----------
CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on mortgage and
  other notes payable ..................................              (807,000)             (444,000)
Principal payments on secured notes payable and
  revolving line of credit .............................            (6,044,000)           (2,537,000)
Borrowings under mortgage and other notes ..............                                     746,000
Increase in secured notes payable and
  revolving line of credit .............................             3,300,000
Distributions to minority shareholders .................                                     (21,000)
Principal received on share purchase notes .............                11,000                 5,000
                                                                   -----------           -----------
      Net cash provided by
        financing activities ..........................             (3,540,000)           (2,251,000)
                                                                   -----------           -----------
INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS ................................              2,503,000            (5,020,000)
CASH AND CASH EQUIVALENTS
  AT BEGINNING OF PERIOD ..............................              5,652,000            10,517,000
                                                                   -----------           -----------
CASH AND CASH EQUIVALENTS
  AT END OF PERIOD ....................................            $ 8,155,000           $ 5,497,000
                                                                   ===========           ===========


HOTEL INVESTORS TRUST
BALANCE SHEETS
(Unaudited)


                                                                     June 30,             December 31,
                                                                       1994                   1993
                                                                   ------------           ------------
ASSETS

Hotel assets, net ......................................           $ 125,065,000          $ 129,918,000
Mortgage notes receivable, net .........................              10,791,000             11,642,000
Investment in joint venture hotel properties ...........                 293,000                276,000
                                                                   -------------          -------------
      Total real estate investments ....................             136,149,000            141,836,000
Cash and cash equivalents ..............................               1,468,000                918,000
Accounts receivable ....................................                 702,000              1,011,000
Notes receivable - Corporation .........................              89,535,000             87,486,000
Notes receivable, net ..................................               1,016,000              1,025,000
Prepaid expenses and other assets ......................                 709,000                569,000
                                                                   -------------          -------------
                                                                   $ 229,579,000          $ 232,845,000
                                                                   =============          =============
LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
Secured notes payable and revolving line of credit .....           $ 127,397,000          $ 128,802,000
Mortgage and other notes payable .......................              27,144,000             27,724,000
Accounts payable and other liabilities .................               2,688,000              4,114,000
                                                                   -------------          -------------
                                                                     157,229,000            160,640,000
                                                                   -------------          -------------
Commitments and contingencies

SHAREHOLDERS' EQUITY
Trust shares of beneficial interest,
   $1.00 par value; authorized
   30,000,000 shares; outstanding
   12,132,948 shares ...................................              12,133,000             12,133,000
Additional paid-in capital .............................             204,640,000            204,640,000
Share purchase notes ...................................                (280,000)              (291,000)
Accumulated deficit ....................................            (144,143,000)          (144,277,000)
                                                                   -------------          -------------
                                                                      72,350,000             72,205,000
                                                                   -------------          -------------
                                                                   $ 229,579,000          $ 232,845,000
                                                                   =============          =============

                 HOTEL INVESTORS TRUST
                 STATEMENTS OF OPERATIONS
                 (Unaudited)


                                                                                       Three Months Ended June 30,
                                                                                     -------------------------------
                                                                                        1994                 1993
                                                                                     ----------           ----------
                 REVENUE
                 Rents from Corporation .....................................        $4,143,000           $4,189,000
                 Interest from Corporation ..................................           426,000              399,000
                 Interest from mortgage and other notes .....................           399,000              320,000
                 Rents from other leased hotel properties ...................           313,000              263,000
                 Other ......................................................            93,000              146,000
                 Gain on sale of hotel assets................................           579,000              160,000
                                                                                     ----------           ----------
                                                                                      5,953,000            5,477,000
                                                                                     ----------           ----------
                 EXPENSES
                 Interest....................................................         3,996,000            3,573,000
                 Depreciation and amortization ..............................         1,313,000            1,435,000
                 Administrative and operating ...............................           356,000              428,000
                                                                                     ----------           ----------
                                                                                      5,665,000            5,436,000
                                                                                     ----------           ----------
                                                           NET INCOME (LOSS)         $  288,000           $   41,000
                                                                                     ==========           ==========

                                                 NET INCOME (LOSS) PER SHARE              $0.02                $0.00
                                                                                     ==========           ==========





                 HOTEL INVESTORS TRUST
                 STATEMENTS OF OPERATIONS
                 (Unaudited)


                                                                                        Six Months Ended June 30,
                                                                                    ---------------------------------
                                                                                       1994                  1993
                                                                                    -----------           -----------
                 REVENUE
                 Rents from Corporation ....................................        $ 8,456,000           $ 8,348,000
                 Interest from Corporation .................................            841,000               744,000
                 Interest from mortgage and other notes ....................            738,000               613,000
                 Rents from other leased hotel properties ..................            463,000               461,000
                 Other .....................................................            119,000               252,000
                 Gain on sale of hotel assets...............................            579,000               141,000
                                                                                    -----------           -----------
                                                                                     11,196,000            10,559,000
                                                                                    -----------           -----------

                 EXPENSES
                 Interest ..................................................          7,775,000             6,928,000
                 Depreciation and amortization .............................          2,565,000             2,854,000
                 Administrative and operating ..............................            722,000               944,000
                                                                                    -----------           -----------
                                                                                     11,062,000            10,726,000
                                                                                    -----------           -----------
                                                           NET INCOME (LOSS)        $   134,000           $  (167,000)
                                                                                    ===========           ===========
                                                 NET INCOME (LOSS) PER SHARE              $0.01                $(0.01)
                                                                                    ===========           ===========




    HOTEL INVESTORS TRUST
    STATEMENTS OF CASH FLOWS
    (Unaudited)


                                                               Six Months Ended June 30,
                                                              ---------------------------
                                                                 1994            1993
                                                              ------------    -----------
    CASH FLOWS FROM OPERATING ACTIVITIES
    Net income (loss) .....................................   $    134,000     $ (167,000)
    Adjustments to reconcile net income (loss) to net cash
      provided by (used in) operating activities:
      Depreciation and amortization ........................     2,565,000      2,854,000
      Capitalized loan costs and deferred interest ........      1,339,000      5,821,000
      (Gain) loss on sales of hotel assets ................       (579,000)      (141,000)
    Changes in operating assets and liabilities:
      Accounts receivable, prepaid expenses and
        other assets ......................................        169,000        599,000
      Accounts payable and other liabilities...............     (1,426,000)    (7,171,000)
                                                                ----------     ----------
          Net cash provided by
            operating activities ..........................      2,202,000      1,795,000
                                                                ----------     ----------
    CASH FLOWS FROM INVESTING ACTIVITIES
    Additions to hotel assets ..............................      (763,000)      (161,000)
    Net proceeds from sales of assets .....................      3,668,000      3,307,000
    Increase in mortgage notes receivable..................                    (1,985,000)
    Principal received on mortgage
      and other notes receivable ..........................        805,000        142,000
    Other intangible assets................................                        (8,000)
    Net changes in notes receivable - Corporation ..........    (2,049,000)      (308,000)
    Acquisition of minority interest ......................                    (1,575,000)
                                                                ----------     ----------
          Net cash provided by (used in)
            investing activities ..........................      1,661,000       (588,000)
                                                                ----------     ----------
    CASH FLOWS FROM FINANCING ACTIVITIES
    Principal payments on mortgage and
      other notes payable .................................       (580,000)      (408,000)
    Principal payments on secured notes payable and
      revolving line of credit ............................     (6,044,000)    (2,537,000)
    Payments to minority shareholders .....................                       (18,000)
    Increase in secured notes payable and
      revolving line of credit ............................      3,300,000
    Principal received on share purchase notes ............         11,000
                                                                ----------     ----------
          Net cash provided by (used in)
            financing activities ..........................     (3,313,000)    (2,963,000)
                                                                ----------     ----------

    DECREASE IN CASH
      AND CASH EQUIVALENTS ................................        550,000     (1,756,000)
    CASH AND CASH EQUIVALENTS
      AT BEGINNING OF PERIOD ..............................        918,000      2,615,000
                                                                ----------     ----------
    CASH AND CASH EQUIVALENTS
      AT END OF PERIOD ....................................     $1,468,000     $  859,000
                                                                ==========     ==========

                 HOTEL INVESTORS CORPORATION
                 BALANCE SHEETS
                 (Unaudited)


                                                                                      June 30,            December 31,
                                                                                        1994                  1993
                                                                                    ------------          ------------
                 ASSETS

                 Hotel assets, net .....................................            $ 36,219,000          $ 37,331,000
                 Investment in joint venture hotel properties ..........                  11,000                 5,000
                                                                                    ------------          ------------
                       Total real estate investments ...................              36,230,000            37,336,000
                 Cash and cash equivalents .............................               6,687,000             4,734,000
                 Accounts receivable ...................................               4,996,000             3,349,000
                 Notes receivable ......................................                 651,000               692,000
                 Inventories, prepaid expenses and other assets ........               3,736,000             3,882,000
                                                                                    ------------          ------------
                                                                                    $ 52,300,000          $ 49,993,000
                                                                                    ============          ============

                 LIABILITIES AND SHAREHOLDERS' DEFICIT

                 LIABILITIES
                 Mortgage and other notes payable ......................            $ 14,133,000          $ 14,360,000
                 Notes payable - Trust .................................              89,535,000            87,486,000
                 Accounts payable and other liabilities ................               7,047,000             7,026,000
                                                                                    ------------          ------------
                                                                                     110,715,000           108,872,000
                                                                                    ------------          ------------

                 Commitments and contingencies

                 SHAREHOLDERS' DEFICIT
                 Corporation common stock, $0.10 par
                    value; authorized 30,000,000 shares;
                    outstanding 12,132,948 shares ......................               1,213,000             1,213,000
                 Additional paid-in capital ............................               5,857,000             5,857,000
                 Accumulated deficit ...................................             (65,485,000)          (65,949,000)
                                                                                    ------------          ------------
                                                                                     (58,415,000)          (58,879,000)
                                                                                    ------------          ------------
                                                                                    $ 52,300,000          $ 49,993,000
                                                                                    ============          ============

    HOTEL INVESTORS CORPORATION
    STATEMENTS OF OPERATIONS
    (Unaudited)

                                                              Three Months Ended June 30,
                                                              ---------------------------
                                                                 1994            1993
                                                              -----------     -----------
    REVENUE
    Hotel .................................................   $21,308,000     $22,618,000
    Gaming ................................................     7,125,000       6,804,000
    Interest from notes receivable ........................         8,000          35,000
    Management fees and other income ......................       156,000           5,000
    Gain (loss) on sales of hotel assets...................        13,000         (41,000)
                                                              -----------     -----------
                                                               28,610,000      29,421,000
                                                              -----------     -----------
    EXPENSES
    Hotel operations ......................................    15,556,000      17,454,000
    Gaming operations .....................................     6,166,000       5,873,000
    Rent - Trust ..........................................     4,143,000       4,189,000
    Interest - Trust ......................................       426,000         399,000
    Interest - other ......................................       337,000         324,000
    Depreciation and amortization .........................       634,000         762,000
    Administrative and operating ..........................       703,000         665,000
                                                              -----------     -----------
                                                               27,965,000      29,666,000
                                                              -----------     -----------
                                          NET INCOME (LOSS)   $   645,000     $  (245,000)
                                                              ===========     ===========
                                NET INCOME (LOSS) PER SHARE         $0.05          $(0.02)
                                                              ===========     ===========

    HOTEL INVESTORS CORPORATION
    STATEMENTS OF OPERATIONS
    (Unaudited)


                                                               Six Months Ended June 30,
                                                              ---------------------------
                                                                 1994            1993
                                                              -----------     -----------
    REVENUE
    Hotel .................................................   $41,894,000     $43,081,000
    Gaming ................................................    14,313,000      13,483,000
    Interest from notes receivable ........................        24,000          79,000
    Management fees and other income ......................       189,000         154,000
    Gain (loss) on sales of hotel assets...................        13,000         (33,000)
                                                              -----------     -----------
                                                               56,433,000      56,764,000
                                                              -----------     -----------
    EXPENSES
    Hotel operations ......................................    31,124,000      33,819,000
    Gaming operations .....................................    12,159,000      11,608,000
    Rent - Trust ..........................................     8,456,000       8,348,000
    Interest - Trust ......................................       841,000         744,000
    Interest - other ......................................       683,000         613,000
    Depreciation and amortization .........................     1,448,000       1,559,000
    Administrative and operating ..........................     1,258,000       1,386,000
                                                              -----------     -----------
                                                               55,969,000      58,077,000
                                                              ===========     ===========
                                          NET INCOME (LOSS)   $   464,000     $(1,313,000)
                                                              ===========     ===========
                                NET INCOME (LOSS) PER SHARE         $0.04          $(0.11)
                                                              ===========     ===========


                 HOTEL INVESTORS CORPORATION
                 STATEMENTS OF CASH FLOWS
                 (Unaudited)


                                                                                        Six Months Ended June 30,
                                                                                    ---------------------------------
                                                                                       1994                  1993
                                                                                    -----------           -----------
                 CASH FLOWS FROM OPERATING ACTIVITIES
                 Net income (loss) .....................................            $   464,000           $(1,313,000)
                 Adjustments to reconcile net income (loss) to net cash
                   provided by (used in) operating activities:
                   Depreciation and amortization .......................              1,448,000             1,559,000
                   Gain (loss) on sales of hotel assets ................                (13,000)               33,000
                 Changes in operating assets and liabilities:
                   Accounts receivable inventories, prepaid expenses and
                     other assets ......................................             (1,501,000)           (2,730,000)
                   Accounts payable and other liabilities...............                 21,000               434,000
                                                                                    -----------           -----------
                       Net cash provided by (used in)
                         operating activities ..........................                419,000            (2,017,000)
                                                                                    -----------           -----------

                 CASH FLOWS FROM INVESTING ACTIVITIES
                 Additions to hotel assets .............................               (335,000)           (2,894,000)
                 Net proceeds from sales of hotel assets ...............                  6,000               605,000
                 Principal received on notes receivable ................                 41,000                22,000
                                                                                    -----------           -----------
                       Net cash used in
                         investing activities ..........................               (288,000)           (2,267,000)
                                                                                    -----------           -----------
                 CASH FLOWS FROM FINANCING ACTIVITIES
                 Net change in notes payable - Trust ...................              2,049,000               308,000
                 Principal payments on mortgage and
                   other notes payable .................................               (227,000)              (36,000)
                 Borrowings under mortgage and other notes .............                                      746,000
                 Payments to minority shareholders .....................                                       (3,000)
                 Principal received on share notes......................                                        5,000
                                                                                    -----------           -----------
                       Net cash provided by
                         financing activities ..........................              1,822,000             1,020,000
                                                                                    -----------           -----------

                 INCREASE (DECREASE) IN CASH
                   AND CASH EQUIVALENTS ................................              1,953,000            (3,264,000)
                 CASH AND CASH EQUIVALENTS
                   AT BEGINNING OF PERIOD ..............................              4,734,000             7,902,000
                                                                                    -----------           -----------
                 CASH AND CASH EQUIVALENTS
                   AT END OF PERIOD ....................................            $ 6,687,000           $ 4,638,000
                                                                                    ===========           ===========



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

         As discussed in Items 1 and 2 of the 1993 Form 10-K under the caption "Recent Developments - Debt Restructuring", on January 28, 1993 the Trust entered into the Credit Agreement which restructured its previously unsecured notes payable to two banks and three insurance companies as a secured term loan (the "Term Loan") and a secured revolving line of credit (the "Line of Credit") (together the "Restructured Debt"). Although the Trust is not in default under the Credit Agreement through the date of this Form 10-Q, the Trust's ability to comply in the future with the requirements of the Credit Agreement cannot presently be determined. Further, because of the substantial operating losses and cash flow deficiencies experienced by the Corporation, which also has a deficiency in net assets, the ultimate recovery of all amounts due to the Trust from the Corporation is highly uncertain. These conditions raise substantial doubts about the Trust's and the Corporation's ability to continue as going concerns.

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

         See Part I, Item 1 under the heading "Reorganization" and "Liquidity and Capital Resources" below for information regarding the Reorganization of the Trust and the Corporation.

Results of Operations for the Six and Three Months Ended June 30, 1994 and 1993

Trust:

         Rents from Corporation increased $108,000 and decreased by $46,000 for the six and three months ended June 30, 1994, respectively, as compared to the corresponding periods of 1993. The increase in rental income during the six months ended June 30, 1994 is due to increased hotel revenues for the hotels leased by the Corporation from the Trust (which resulted in higher percentage rents) offset by a decrease in such rents of $274,000 resulting from the sale of hotels in Tucker, Georgia (June 1993) and St. Louis, Missouri (December
1993). The decrease in rental income for the three months ended June 30, 1994 is due to a decrease of $120,000 resulting from the hotel sales partially offset by increased rents for the hotels which continue to be leased by the Corporation from the Trust.

         Interest from Corporation increased by $97,000 for the six months ended June 30, 1994 and $27,000 for the three months ended June 30, 1994, respectively, as compared to the corresponding periods of 1993. The increase in interest income is a result of the higher amounts outstanding under the Milwaukee notes, which increased from $13,667,000 at December 31, 1992 to $15,185,000 at December 31, 1993 as a result of the making of certain capital improvements. (For information pertaining to such notes, see the 1993 Form 10-K under the caption "Milwaukee Marriott Hotel".)

         Gain (loss) on sales of hotel assets for the six and three months ended June 30, 1994, respectively, reflects a gain of $634,000 for the May 1994 all cash sale of the hotel property located in Austin, Texas offset by a discount of $55,000 resulting from the early payoff of the mortgage note receivable relating to the Spartanburg, South Carolina property which was sold in 1992. Gain (loss) on sales of hotel assets for the six and three months ended June 30, 1993 included the January 1993 sale of the hotel property located in Smyrna, Georgia which resulted in a $19,000 loss and the June 1993 sale of the hotel property located in Tucker, Georgia which resulted in a $160,000 gain.

         Interest expense increased by $847,000 for the six months ended June 30, 1994 as compared to the corresponding period of 1993. Interest expense increased by $423,000 for the three months ended June 30, 1994 as compared to the corresponding period of 1993. The increases are due to an increase in the interest rate payable on borrowings outstanding under the Term Loan and the Line of Credit.

         Depreciation and amortization expense decreased by $289,000 and $122,000 during the six and three months ended June 30, 1994, respectively, as compared to the corresponding period of 1993, principally due to the above mentioned property sales and to provisions for investment losses recorded in the third and fourth quarters of 1993, which reduced depreciable book values.

         Administrative and operating expenses decreased by $222,000 and $72,000 during the six and three months ended June 30, 1994, respectively, as compared to the corresponding period in 1993. The decreases are a result of lower professional fees and insurance expense.

Corporation:

         Hotel revenues decreased by $1,187,000 and $1,310,000 for the six and three months ended June 30, 1994, respectively, as compared to the corresponding period of 1993. The hotel sales discussed above resulted in decreased revenue of $1,752,000 and $1,003,000 for the six and three months ended June 30, 1994, respectively, as compared to the corresponding period of 1993. In March 1994 the franchise agreement and management agreement with Marriott Corporation for the Dallas property were terminated. The property is now being managed for the Corporation by Sage Hospitality and is being operated as an independent hotel and has been renamed the Dallas Park Central Hotel. Revenues at the Dallas property decreased by $1,139,000 and $1,121,000 for the six and three months ended June 30, 1994. The decreases from property sales and the Dallas property were offset by increased revenues of $1,704,000 and $814,000 for the six and three months ended June 30, 1994, respectively, at the properties which continue to be leased from the Trust by the Corporation including increases of $742,000 and $431,000 for the six months and the three months ended June 30, 1994, respectively, at the Milwaukee Marriott, which was renovated during 1993. The following table summarizes average occupancy and average room rates for properties which continue to be operated by the Corporation under lease from the Trust as of June 30, 1994:

                                    Six Months Ended     Three Months Ended
                                        June 30,              June 30,
                                    ----------------     ------------------


 Including Dallas Park Central:      1994      1993       1994        1993
 ------------------------------     ------    ------     ------      ------
 Occupancy Rate                      66.0%     62.9%      67.6%       65.3%
 Average Room Rate                  $56.54    $57.55     $56.11      $58.01

 Excluding Dallas Park Central:
 ------------------------------
 Occupancy Rate                      67.6%     62.7%      70.8%       65.3%
 Average Room Rate                  $56.27    $56.75     $56.08      $57.15

Management of the Corporation believes that the increases in the average occupancy rate resulted primarily from more favorable economic conditions which have created increased business and pleasure travel throughout the United States.

         Gaming revenues for the first six months of 1994 as compared to the corresponding period of 1993 increased by $830,000 or 6.2% to $14,313,000. Gaming revenues for the three months ended June 30, 1994 increased by $321,000 or 4.7% to $7,125,000 as compared to the corresponding period of 1993. Management believes that the higher revenues at the two gaming facilities are a result of increased travel to the Las Vegas area, and in particular, increased customer traffic due to the proximity of the King 8 Hotel and Casino to several large hotel/casinos completed during 1993.

         Hotel expenses for the first six months of 1994 were $31,124,000 or 74.3% of hotel revenues as compared to $33,819,000 or 78.5% of hotel revenues for the first six months of 1993. Hotel expenses were $15,556,000 or 73.0% of hotel revenues as compared to $17,454,000 or 77.2% of hotel revenues for the three months ended June 30, 1994 and 1993, respectively. The decreases in hotel expenses as a percentage of hotel revenue are primarily due to the lower cost of operating the Dallas property (see discussion of hotel revenues above) where operating expenses have historically been higher than at other hotel properties and the additional operating margin resulting from the renovation of the Milwaukee Marriott discussed above.

         Gaming expenses were $12,159,000 or 85.0% of gaming revenues as compared to $11,608,000 or 86.1% for the six months ended June 30, 1994 and 1993, respectively. Gaming expenses were $6,166,000 or 86.5% of gaming revenues as compared to $5,873,000 or 86.3% for the three months ended June 30, 1994 and 1993, respectively. Management believes that increased gaming revenues, coupled with improved casino win percentages, have resulted in the decrease in gaming expenses as a percentage of gaming revenues for the six months ended June 30, 1994.

         Administrative and operating expenses decreased by $128,000 and increased by $38,000 for the six and three months ended June 30, 1994, respectively, as compared to the corresponding periods of 1993. The decrease for the six months ended June 30, 1994 is primarily a result of a reduction in the level of corporate staff.

         Depreciation expense decreased by $111,000 and $128,000 for the six months and the three months ended June 30, 1994, respectively, as compared to the corresponding periods of 1993. The decreases are a result of the sale of hotels (see "Trust" immediately above) partially offset by an increase as a result of the $4,300,000 renovation of the Milwaukee Marriott Hotel completed in December 1993.

         For information with respect to rent and interest to the Trust during the six and three months ended June 30, 1994 and 1993, see "Trust" immediately above.

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

                 As of the date of this Form 10-Q, the Trust has made payments totaling $3,964,000 against the $9.0 million mandatory principal payment which is due under the Term Loan on August 31, 1994. The Trust has exercised the put option for the $6,000,000 sale of the Albany property to Starwood (see Part I, Item 1 under the heading Reorganization). Starwood is obligated, subject to certain conditions, to purchase the property prior to the due date of the mandatory principal payment. In addition, $1,428,000 would be available upon receipt of the payoff of a mortgage note receivable which matures prior to August 31, 1994. There can be no assurance that the sale transaction or the mortgage note payoff will occur or that the Trust will have sufficient funds available to make the payment of the $5,036,000 remaining due for the mandatory principal payment under the Term Loan on August 31, 1994.

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

                 As described in Items 1 and 2 of the 1993 Form 10-K under the caption "Recent Developments - Debt Restructuring", the Credit Agreement requires that the Trust and the Corporation apply on a daily basis any cash in excess of certain specified thresholds to borrowings outstanding under the Revolving Line of Credit. Amounts so paid are available for future borrowings to pay interest on the Restructured Debt, to make principal payments on the Term Loan and to pay other expenses incurred in connection with Hotel Investors' operations. As of June 30, 1994, $2,553,000 was available to the Trust under the Revolving Line of Credit. However, should the Trust or the Corporation fail to comply with its obligations under the Credit Agreement and related documents, the Trust's lenders will have the power to substantially restrict the Trust's and the Corporation's access to and ability to utilize its cash.

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

PART II  OTHER INFORMATION

Item 1.  Legal Proceedings

         On July 20, 1994, the United States District Court for the Southern District of California entered a Final Judgment of Dismissal With Prejudice ("Final Judgment") of the two purported class actions filed in that Court entitled Naomi Horowitz v. Hotel Investors Trust et al and Joyce Uttan I.R.A. et al v. Hotel Investors Trust et al ("Final Judgment"). For additional information with respect to these actions and the related derivative action filed in the Superior Court of the State of California for San Diego County captioned Richard Carno and Sonem Partners Ltd. v. Ronald A. Young et al., see information included in Item 3 of the 1993 Form 10-K under the caption "Naomi Horowitz v. Hotel Investors Trust et al; Joyce Uttan I.R.A. et al v. Hotel Investors Trust et al," which information is incorporated herein by reference. The Uttan, Horowitz, and Carno cases are collectively referred to herein as the "Shareholder Actions."

         Pursuant to the Final Judgment, the District Court, among other things, approved the settlement set forth in stipulations of settlement ("Stipulation") entered into among the plaintiffs and defendants in the Shareholder Actions, as well as the insurance company that issued Hotel Investors' directors and officers policy applicable to the period to which Shareholder Actions relate.

         Under the Final Judgment, all claims that were or might have been made in the Shareholder Actions are deemed released as of the Effective Date (as defined in the Stipulation), and a $3,205,000 cash settlement fund is to be established which, after the deduction of fees and costs to plaintiffs' counsel, will be distributed to qualified members of the certified plaintiff classes according to an allocation formula that includes a calculation based on certain shares that have opted out of the settlement. Of the settlement fund, $2,500,000 will be paid by the insurance company, $400,000 will be paid by Hotel Investors, and $350,000 will be paid by Messrs. John Rothman and Ronald Young. Upon completion of the claims administration process, any funds remaining, up to a limit of $325,000, shall be returned to the parties who contributed to the settlement fund on a pro rata basis. The parties contributing to the settlement fund have previously established a separate $45,000 fund to be used for purposes of notifying the classes and otherwise administering the settlement. Legal fees and other costs incurred by the defendants in the Shareholder Actions prior to October 12, 1993, will be paid by Hotel Investors; subsequent defense costs will be paid by the insurance company. An aggregate of approximately 1,199,000 shares opted out of the settlement.

         On July 25, 1994, the Superior Court entered an Order Determining Good Faith, pursuant to which the Court determined that the settlement of the Carno case, as reflected in the Stipulation, was made in good faith, and that all claims that were made or might have been made in that action were released and discharged.

         The Stipulation also requires that the Trust's Board of Trustees and the Corporation's Board of Directors establish a joint transaction committee of independent Trustees and Directors to make recommendations to those Boards with respect to any transaction proposed in the future by management and having a fair market value of $20 million or more.

         In connection with the settlement of the Shareholders Actions, Messrs. Young and Rothman and certain of their affiliated partnerships have terminated the management agreements that existed between those partnerships and the Corporation's subsidiary, Western Host, Inc. (the "Management Contracts"), and Western Host has agreed to forbear from disputing such action and has withdrawn as a general partner of two additional affiliated partnerships. In satisfaction of any damages that Hotel Investors may incur as a result of the termination of the Management Contracts, Messrs. Rothman and Young have provided to Hotel Investors an irrevocable letter of credit in the amount of $800,000 and have a one-year term.

         Upon final Court approval of the Shareholder Actions, proceeds from the letter of credit would be paid to Hotel Investors, and the parties to the Management Contracts, Messrs. Rothman and Young and Hotel Investors, will release all of their respective claims related to the termination of the Management Contracts.

Item 2.  Changes in Securities

         None.

Item 3.  Defaults Upon Senior Securities

         None.

Item 4.  Submission of Matters to a Vote of Security Holders

         None.

Item 5.  Other Information

         None.

Item 6.  Exhibits and Reports on Form 8-K

         (a)  The following Exhibits are filed as part of this Form 10-Q:

                          EXHIBIT NO.                                     DESCRIPTION OF EXHIBIT
                          -----------                                     ----------------------
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


         (b)  Reports on Form 8-K

                 The Trust and the Corporation filed a Joint Form 8-K dated June 13, 1994, to report under Item 5 of Form 8-K the Reorganization described under "Reorganization" in Item 1 or this Form 10-Q.

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


HOTEL INVESTORS TRUST                                  HOTEL INVESTORS CORPORATION
Registrant                                             Registrant





/s/ MICHAEL W. MOONEY                                  /s/ KEVIN E. MALLORY
- - - -----------------------------------------------        --------------------------------------------------
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


Date:    August 12, 1994