Form 10-K/A
period 1993-12-31
HOTEL INVESTORS TRUST /MD/; HOTEL INVESTORS CORP
filed 1994-09-30
CIK 48595, 316206

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-K/A


 [X]     JOINT ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES AND EXCHANGE ACT OF 1934 [FEE REQUIRED]

 For the fiscal year ended  December 31, 1993
                            ----------------------------
                                       OR

 [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

 For the transition period from _________ to _________


          Commission File Number:  1-6828                                          Commission File Number 1-7959
                 HOTEL INVESTORS                                                        HOTEL INVESTORS
                     TRUST                                                                CORPORATION
(Exact name of registrant as specified in its charter)                (Exact name of registrant as specified in its charter)


                  Maryland                                                                 Maryland
         (State or other jurisdiction                                            (State or other jurisdiction)
       of incorporation or organization)                                       of incorporation or organization)

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

                                  Securities registered pursuant to Section 12(b) of the Act:

                                                                                   Name of each exchange
                             Title of each class                                    on which registered
                             -------------------                                    -------------------
                Shares of Beneficial Interest, $1.00 par value,
                   of Hotel Investors Trust ("Trust Shares")
                                   paired with                                     New York Stock Exchange
                    Shares of Common Stock, $0.10 par value,
              of Hotel Investors Corporation ("Corporation Shares")

                    1986 Warrants to purchase Trust Shares                         American Stock Exchange
                                   paired with
                 1986 Warrants to purchase Corporation Shares

       Securities registered pursuant to Section 12(g) of the Act: None Indicate by check mark whether the Registrants (1) have filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrants were required to file such reports), and (2) have been subject to
such filing requirements for the past 90 days.  Yes  X        No
                                                    ---          ---

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of each Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X].

    As of March 25, 1994, the aggregate market value of the Registrants' voting stock held by non-affiliates(1) was $18,627,000.

    As of March 25, 1994, the Registrants had outstanding 12,132,948 Trust Shares and 12,132,948 Corporation Shares.

________________________________

(1) For purposes of this Joint Annual Report only, includes all voting shares other than those held by the Registrants' Trustees or Directors and executive officers or by persons known to either Registrant to hold of record or beneficially 5% or more of such Registrant's voting shares.

================================================================================


        The undersigned Registrants hereby amend the following items, the financial statements, exhibits or other portions of their Annual Report of Form 10-K for the fiscal year ended December 31, 1993 as set forth in the pages attached hereto:

                                     PART I

ITEMS 1 AND 2.  BUSINESS AND PROPERTIES.

              The Trust was organized in 1969 as a Maryland real estate investment trust, and has invested in fee, ground leasehold and mortgage loan interests in hotel properties located throughout the United States.

              In order for the Trust to maintain its favorable tax status as a "real estate investment trust" ("REIT") as defined in the Internal Revenue Code of 1986 (as amended, and together with applicable regulations, the "Code"), the Trust may not operate its hotels directly or participate in the net profits of its hotels. Therefore, the Trust leases its hotels to third-party operators for specified rentals. In 1980, the Trust formed the Corporation as a Maryland corporation, distributed the shares of Common Stock, par value $0.10 per share, of the Corporation (the "Corporation Shares") to the shareholders of the Trust, and adopted a policy of leasing the Trust's hotels to the Corporation.

              Concurrently with the distribution of the Corporation Shares, the Trust entered into an agreement with the Corporation pursuant to which the shares of Beneficial Interest, par value $1.00 per share, of the Trust (the "Trust Shares") and the Corporation Shares are "paired" on a one-for-one basis and may only be held or transferred in units consisting of one Trust Share and one Corporation Share (a "Paired Share"). Since 1984, the Code has prohibited the "pairing" of a REIT's stock with the stock of an operating company; however, the Trust has maintained its REIT status under a grandfathering rule. Under the paired structure, because the Trust and the Corporation are owned by the same persons and because all but three of the properties owned by the Trust are leased to the Corporation, holders of Paired Shares participate in both the ownership and operational aspects of the hotel business.

              Debt Restructuring; Acquisition of Assets of U.S. Equity. Pursuant to a Credit Agreement dated as of January 28, 1993, as amended (the "Credit Agreement"), the Trust has restructured the approximately $128,223,000 principal amount of previously unsecured indebtedness owed to two banks and three insurance companies as a term loan and revolving credit facility secured by substantially all of the assets of Hotel Investors. See "Recent Developments - Debt Restructuring" below.1

              As required by the Credit Agreement, on March 29, 1993, the Trust acquired the five hotels and all of the other assets previously held by United States Equity & Mortgage Trust ("U.S. Equity"), a business trust that had been 95%-owned by the Trust. See "Recent Developments - Debt Restructuring - Acquisition of Assets of U.S. Equity" below.





__________________________________

1 Whenever reference is made in one Item of this Joint Annual Report to information included in another Item hereof, that information is incorporated by reference into the first Item.

              In order to obtain the funds to make the annual principal payments required by the Credit Agreement, the Trust is seeking to sell hotel properties, a majority of which are anticipated to be in the eastern and southeastern United States. The Credit Agreement requires that net cash proceeds from the sale of hotel assets be applied to prepay the restructured debt under the Credit Agreement. See "Recent Developments - Debt Restructuring. Hotel Investors intends to sell specific properties if and when the terms, timing and use of proceeds of such sale are favorable to Hotel Investors. See "Recent Developments - Certain Property Sales and Related Transactions - Pending Sales."

Provision for Investment Losses

              During the year ended December 31, 1993, the Trust provided for investment losses of $2,369,000 with respect to certain of its hotels. See
Note 3 of Notes to Financial Statements included in Item 8 of this Joint Annual Report.

                                   THE TRUST

              The Trust owns fee interests (or long-term leaseholds) in 26 hotels and two hotel/casinos, holds nine third-party promissory notes secured by mortgages on ten additional hotels, and holds two promissory notes issued to the Trust by a partnership affiliated with the Corporation in connection with the Milwaukee Marriott Hotel; see "Recent Developments - Milwaukee Marriott Hotel" below.

                                  Investments

              The Board of Trustees and the executive officers of the Trust are responsible for managing the Trust's investments. The Trust does not intend to engage the services of an investment advisor.

              The Trust's Amended and Restated Declaration of Trust (the "Trust Declaration") currently prohibits the Trust from (i) making any investment in real property in an amount that exceeds 40% of the sum of the Trust's net worth and subordinated indebtedness, (ii) making any investment in unimproved non-income producing real property in an amount that exceeds 10% of the Trust's assets, and (iii) borrowing an amount that exceeds 300% of the Trust's net assets. As of December 31, 1993, the sum of the Trust's net worth and subordinated indebtedness was $72,205,000, and the Trust's borrowings were 217% of the Trust's net assets. The Trust Declaration provides that the Trustees of the Trust (the "Trustees") generally may amend the investment policies set forth in the Trust Declaration at any time without the consent of the Trust's shareholders.

Equity Investments

              As of December 31, 1993, the Trust had equity investments in 28 hotel properties (including two hotel/casinos) containing a total of approximately 4,711 guest rooms. As of that date, the Trust owned fee interests in 21 hotels and two hotel/casinos, and held five hotels pursuant to long-term ground leases. The Trust also has a 5% equity interest in, and is the general partner of, a limited partnership that owns the Omaha Marriott Hotel which contains approximately 303 guestrooms. Of the hotels in which the Trust has an equity interest, 20 operate under one of the following nationally recognized names: Holiday Inn, Days Inn, Best Western, Ramada Inn, Vagabond Inn, Marriott, Embassy Suites, Radisson Inn, Residence Inn and Sheraton Inn.

              As of December 31, 1993, 23 of the Trust's hotels and its two hotel/casinos were leased to the Corporation or its wholly owned subsidiaries and three hotels were leased to Northview Corporation. See "Recent Developments - Northview Corporation" below.

              Each of the leases between the Trust and the Corporation (the "Intercompany Leases") provides for the lessee's payment of annual minimum rent in a specified amount plus additional rent based on a percentage of the gross revenues of the leased property. The Intercompany Leases are "triple-net" - i.e., the lessee is generally responsible for paying all operating expenses of the hotel property, including maintenance and repair costs, insurance premiums and real estate and personal property taxes, and for making all rental and other payments required pursuant to any underlying ground lease. As lessee, the Corporation retains all of the profits, net of rents and other expenses, and bears all risk of losses, generated by the hotel property's operations.

              Each of the Intercompany Leases requires that the lessee provide to the Trust for its approval an annual financial plan that includes proposed capital improvements. The Trust is obligated to make only those capital improvements that it agrees are appropriate.

              Prior to December 31, 1992, the Intercompany Leases generally permitted the lessee to terminate a particular lease in the event that the lessee's net income from the leased property was less than a specified percentage of the property's net operating profits. In March 1991, the Corporation notified the Trust that the Corporation and its subsidiaries intended to terminate 11 of the Intercompany Leases pursuant to these provisions. Effective December 31, 1992 and in connection with the entering into of the Credit Agreement, 18 of the Intercompany Leases were amended to reflect developments occurring with respect to the leased properties since the date the leases were entered into, to extend the terms of the leases until at least December 31, 1999 and in many cases to reduce the minimum and percentage rents payable to the Trust. The Intercompany Leases applicable to the five hotels previously held by U.S. Equity were similarly revised in March 1993 in connection with the Trust's acquisition of those properties, but the rents payable pursuant to those leases were not adjusted. For information with respect to the rents payable to the Trust under the Intercompany Leases and the ground rents payable by the Corporation on the Trust's behalf, see Note 6 of Notes to Financial Statements included in Item 8 of this Joint Annual Report. For a discussion of the anticipated effects of the lease revisions on the results of operations and financial condition of the Trust and the Corporation, see "Liquidity and Capital Resources" included in Item 7 of this Joint Annual Report.

              The following table sets forth the 1993 and 1992 average occupancy and room rates at, and certain other information concerning the hotels owned by the Trust as of December 31, 1993:

                    Year Constructed/                                                   Years Ended December 31,
Property            Year Acquired (1)        Property Description          -----------------------------------------------------
- - - --------            -----------------       --------------------           1993        1992    1993      1992       1993    1992
                                                                           ----        ----    ----      ----       ----    ----
                                                                           Average Occupancy    Average Room         Revenue per
                                                                                Rate                Rate           Available Room
                                                                           -----------------    ------------       --------------
ARIZONA

Embassy Suites                1981/1983    227 suites, restaurant,             72%    68%    $74.04   $70.62     $53.30  $48.02
 Phoenix, Arizona                          lounge and meeting facilities

Plaza Hotel                   1971/1983    149 guest rooms, restaurant,        74%    64%    $45.05   $47.22     $33.33  $30.22
 Tucson, Arizona(2)                        lounge and meeting facilities

CALIFORNIA

Vagabond Inn                  1974/1974     102 guest rooms and restaurant     44%    52%    $38.14   $37.06     $16.78  $19.27
 Rosemead, California(3)

Vagabond Inn                  1975/1975     108 guest rooms and restaurant     60%    67%    $52.18   $51.48     $31.31  $34.49
 Sacramento, California(3)

Vagabond Inn                  1973/1973     101 guest rooms and restaurant     61     69%    $43.70   $42.15     $26.66  $29.08
 Woodland Hills, California(3)

FLORIDA

Radisson Hotel                1974/1986     195 guest rooms, restaurant,       62     55%    $56.63   $57.07     $35.11  $31.39
 Gainesville, Florida(4)                    lounge and meeting facilities

Holiday Inn and Conference    1959/1985     272 guest rooms, restaurant,       59     54%    $42.73   $44.84     $25.21  $24.21
 Center-East                                lounge and conference and
  Jacksonville, Florida(4)                  convention facilities

Sheraton Inn                  1973/1986     161 guest rooms, restaurant,       47     46%    $38.20   $42.12     $17.95  $19.38
 New Port Richey, Florida(5)                lounge and meeting facilities





                                                                  4



                              Year Constructed/                                               Years Ended December 31,
Property                      Year Acquired (1)     Property Description      ------------------------------------------------------
- - - --------                      -----------------     --------------------       1993      1992     1993      1992     1993  1992
                                                                              Average Occupancy    Average Room      Revenue per
                                                                                    Rate               Rate        Available Room
                                                                              -----------------   --------------   --------------

GEORGIA

Holiday Inn                     1989/1989      151 guest rooms, restaurant,    74%      74%       $56.96   $54.99   $42.15   $40.69
 Albany, Georgia(5)                            lounge and meeting facilities

Holiday Inn                     1972/1986      126 guest rooms, restaurant,     60%     69%       $39.51   $38.52   $23.71   $26.58
 Brunswick, Georgia(5)                         meeting facilities

Best Western Riverfront Inn     1971/1986      142 guest rooms, restaurant,     55%     55%       $46.21   $43.40   $25.42   $23.87
                                               meeting facilities

MICHIGAN

Bay Valley Hotel & Resort       1973/1984      151 guest rooms, restaurant,     52%     54%       $66.39   $65.32   $34.52   $35.27
 Bay City, Michigan                            lounge and meeting facilities
                                               18-hole golf course and tennis
                                               club
NEBRASKA

Omaha Marriott Hotel            1982/1982      303 guest rooms, restaurant,     76%     71%       $82.56   $82.57   $62.75   $58.62
 Omaha, Nabraska(6)                            lounge and meeting facilities

NEVADA

Bourbon Street                  1975/1988      150 guest rooms, restaurant,     92%     86%       $30.65   $30.24   $28.20   $26.01
 Las Vegas, Nevada                             lounge and casino

King 8 Hotel and Gambling Hall  1974/1988      300 guest rooms, restaurant,     83%     75%       $27.71   $25.23   $23.00   $18.92
 Las Vegas, Nevada                             lounge and meeting facilities

NEW MEXICO

Best Western Airport Inn        1980/1984      120 guest rooms and leased       80%     76%       $52.38   $50.90   $41.90   $38.68
 Albuquerque, New Mexico(7)                    restaurant adjacent to property



                                     Year Constructed/                                               Years Ended December 31,
           Property                  Year Acquired (1)      Property Description  -------------------------------------------------
           --------                  -----------------      --------------------
                                                                                     1993  1992      1993    1992    1993     1992
                                                                                     ----  ----      ----    ----    ----     ----
                                                                                 Average Occupancy   Average Room     Revenue per
                                                                                      Rate               Rate        Available Room
                                                                                 -----------------   ------------    --------------
 Best Western Mesilla Valley Inn        1974/1982   166 guest rooms, restaurant,    71%   58%    $41.67  $40.40   $29.59     $23.43
   Las Cruces, New Mexico                           lounge and meeting facilities

 NORTH CAROLINA

 Ramada Inn                             1973/1986   138 guest rooms, restaurant,    46%   48%    $30.56  $31.51   $14.06     $15.12
   Fayetteville, North Carolina (5)                 lounge and meeting facilities

 OHIO

 Best Western North                     1974/1992   180 guest rooms, restaurant,    66%   72%    $42.12  $41.61   $27.80     $29.96
   Columbus, Ohio (5)                               lounge and meeting facilities
                                                    and sports club
 OREGON

 Portland Inn                           1962/1984   173 guest rooms, restaurant,    63%   60%    $57.50  $60.31   $36.23     $36.19
   Portland, Oregon (8)                             lounge and meeting facilities

 Riverside Inn                          1964/1984   137 guest rooms, restaurant,    79%   79%    $63.76  $62.16   $50.37     $49.11
   Portland, Oregon (8)                             lounge and meeting facilities

 TEXAS

 Best Western South                     1973/1988   180 guest rooms, restaurant,    62%   55%    $41.79  $38.45   $25.91     $21.15
   Austin, Texas                                    lounge and meeting facilities

 Marriott Park Central Hotel            1972/1972   445 guest rooms, restaurant,    63%   59%    $62.52  $62.29   $39.39     $36.75
   Dallas, Texas (9)                                lounge and meeting facilities

 Best Western Airport Inn               1974/1985   175 guest rooms and leased      70%   74%    $35.56  $34.67   $24.89     $25.66
   El Paso, Texas                                   restaurant adjacent to propert


                                                                                            Years Ended December 31,
                                                                            ------------------------------------------------------
                                                                               1993    1992        1993  1992          1993  1992
                                                                               ----    ----        ----  ----          ----  ----
                            Year Constructed/         Property                Average  Occupancy   Average Room        Revenue per
      Property              Year Acquired(1)         Description                    Rate              Rate           Available Room
      --------              ----------------         -----------              ------------------   -------------     --------------
VIRGINIA

 The Residence Inn               1984/1984      96 suites with full              78%   84%       $102.87  $97.51     $80.24   $81.91
   Tysons Corner, Virginia                      kitchens and fireplaces

 WASHINGTON

 Days Inn Town Center            1957/1984      90 guest rooms, restaurant       75%   71%       $60.71   $60.81     $45.53   $43.18
   Seattle, Washington (8, 10)                  and lounge

 Meany Tower Hotel               1932/1984      155 guest rooms, restaurant,     62%   59%       $76.29   $81.04     $47.30   $47.81
   Seattle, Washington (8)                      lounge and meeting facilities,
                                                including ballroom

 Sixth Avenue Inn                1959/1984      166 guest rooms, restaurant,     62%   57%       $72.20   $72.85     $44.76   $41.52
   Seattle, Washington (8, 11)                  lounge and meeting facilities

 Tyee Motor Inn                  1961/1987      155 guest rooms, restaurant,     62%   67%       $56.28   $54.78     $34.89   $36.70
   Tumwater, Washington                         lounge and meeting facilities

 (1) "Year constructed" represents the calendar year in which construction of the property was completed; "Year acquired" represents the calendar year in which the Trust (or a predecessor) made its initial investment in the property.

 (2) Property is held by the Trust subject to ground leases expiring in (assuming that renewal options are exercised) 2019.

 (3)     Property is leased to Northview Corporation.  See "Recent Developments
         - Northview Corporation" below.

 (4) Property is managed by Landcom Hospitality Management, Inc. See "The Corporation" below.

 (5) Property is managed by Davidson Management Company. See "The Corporation" below.

 (6) The Trust is the general partner of, and owns a 5% equity interest in, the limited partnership which owns the property.

 (7) Property is held by the Trust subject to a ground lease expiring in 2029.

 (8) Property was acquired by the Trust from U.S. Equity in March 1993. See "Recent Developments - Acquisition of Assets of U.S. Equity" below.

 (9) Property is held by the Trust subject to a ground lease expiring in September 2020 and is managed by Marriott Corporation. The Marriott management agreement and the Marriott franchise agreement expire in March 1994. Upon expiration of the agreements, the property will be managed by Sage Mountain View, Inc. and will be operated as an independent hotel (the Park Central Hotel).

(10) Property is subject to a ground lease expiring in October 2007, but that is terminable by the ground lessor after September 1, 1999 upon six months' notice under certain circumstances.

(11) Property is subject to a ground lease expiring in September 2008, but that is terminable by the ground lessor after September 1, 1999 upon six months' notice under certain circumstances.

                 For information with respect to the six mortgage notes payable that as of December 31, 1993 were secured by seven of the Trust's hotels, see
Note 7 of the Notes to Financial Statements included in Item 8 of this Joint Annual Report.

Mortgage and Other Loans

                 The Trust holds nine promissory notes executed by third-party purchasers of its hotels, all of which notes are secured by mortgages (including deeds of trust) on ten hotels. Eight of the notes ($11,405,000 in aggregate principal amount at December 31, 1993) are secured by first mortgages; one note ($238,000 in principal amount as of December 31, 1993) is secured by a second mortgage. The notes have fixed interest rates that currently range from 8.75% to 12.0% per annum, and two of the notes also provide for contingent interest based on a percentage of the gross revenues of the property securing such notes. The maturity dates of the notes range from 1994 to 2017.

                 For additional information with respect to certain of the third-party promissory notes and the two promissory notes issued to the Trust by a partnership affiliated with the Corporation in connection with the Milwaukee Marriott Hotel, see "Recent Developments - Milwaukee Marriott Hotel" included below under the caption "Recent Developments" and Notes 4 and 5 of Notes to Financial Statements included in Item 8 of this Joint Annual Report.

                 In December 1987, in connection with the Corporation's acquisition of the leasehold interest in the Trust's two Atlanta, Georgia area hotels from an affiliated partnership, John F. Rothman, former president and chief executive officer of the Trust and a general partner of the partnership, assumed certain obligations of the partnership, which obligations are evidenced by an unsecured promissory note to the Trust in the principal amount of $800,000. Interest on the outstanding principal amount of this note accrues at an annual rate of 10% and is payable annually; the entire principal amount of the note is due in December 1999.

                                THE CORPORATION

                 The Corporation (directly and through its wholly owned subsidiaries) leases hotel properties from the Trust and owns a 5% equity interest in Omaha Operators, Inc. ("Omaha Operators"), which leases the Omaha Marriott Hotel from a limited partnership of which the Trust is the general partner. For information with respect to these properties and the terms of the leases between the Trust and the Corporation, see "The Trust - Investments - Equity Interests" above. The Corporation also is the sole general partner of Moorland Hotel Limited Partnership, the limited partnership that owns the Milwaukee Marriott Hotel, and manages that hotel pursuant to a long-term management agreement. See "Recent Developments - Milwaukee Marriott Hotel" and
Note 5 of Notes to the Financial Statements.

                 As of December 31, 1993, 16 of the 25 hotel properties leased by the Trust to the Corporation were operated directly by the Corporation, one (the Dallas Park Central) was managed by Marriott Corporation ("Marriott"), and the remaining 8 were managed by two independent hotel management companies - Davidson Management Company ("Davidson"), and Landcom Hospitality Management, Inc. ("Landcom").

                 Each management agreement provides that the management company has the exclusive right to direct the operations of the hotel subject to that agreement. The management company is responsible for maintaining and making all necessary repairs to the managed hotel, hiring, training and supervising all hotel employees, and performing all hotel bookkeeping and other administrative duties.

                 Each management company is required to submit to the Corporation for its approval an annual budget that includes proposed capital expenditures, and the management company will make only those capital expenditures that are approved by the Corporation. The management agreement with Marriott also requires that Marriott maintain a cash reserve for the replacement of furniture, fixtures and equipment and the making of other capital improvements to the Dallas Marriott Park Central. The Trust is required to make available to each management company sufficient working capital to permit that company to operate the managed property.

                   For their services in managing Hotel Investors' hotels, each management company receives a management fee that equals a specified percentage (generally 2% - 2-1/2%) of the gross revenues of the managed hotel, plus additional incentive fees based upon the hotel's operating profits. The management agreements with Davidson and Landcom expire in December 1995, but each of these agreements may be canceled by the Corporation prior to expiration if, among other things, the managed hotel is sold or fails to make a specified operating profit. The management agreement and franchise agreement with Marriott expire in March 1994. See "Recent Developments - Marriott Park Central" below.

                 During the year ended December 31, 1992, the Corporation through its subsidiary Western Host, Inc. ("Western Host") managed eight hotels owned by partnerships of which Ronald A. Young, the former President and Chief Executive Officer of the Corporation and a former Trustee of the Trust and Director of the Corporation, is a general partner or in which Mr. Young and his affiliates otherwise have a substantial equity interest. As of January 1, 1993, Western Host's management obligations with respect to seven of these hotels were being performed on a month-to-month basis by Westland Hotel Corporation, a hotel management company owned by Mr. Young and of which he is an executive officer. See "Management Obligations of Western Host" included in
Item 13 hereof.

                 Financial information with respect to the two segments of the hospitality industry (hotels and gaming) in which the Corporation operates is included in Note 11 of the Notes to Financial Statements included in Item 8 of this Joint Annual Report.

                              RECENT DEVELOPMENTS

Debt Restructuring

                 Pursuant to a Credit Agreement dated as of January 28, 1993, as amended (the Credit Agreement"), the Trust as of that date restructured the $128,223,00 principal amount of indebtedness then owed by the Trust to two banks (the "Banks") and three insurance companies (the "Insurance Companies" and together with the Banks, the "Lenders") as a $115,723,000 term loan (the "Term Loan") from the Lenders and a $12,500,000 revolving line of credit with one of the Banks (the "Revolving Line of Credit", and together with the Term Loan, the "Restructured Debt").

                 The debt restructuring provided for in the Credit Agreement is taking place in phases:

                 First Closing. Concurrently with the execution and delivery of the Credit Agreement (the "First Closing"), the maturity date of the Restructured Debt was extended until March 29, 1993, and to secure repayment of that debt, the Lenders were granted or assigned direct and indirect security interests in and liens on substantially all of Hotel Investors' hotel and other assets, including substantially all of Hotel Investors' cash (but not including the five hotels then owned by U.S. Equity, at that time the Trust's 95%-owned subsidiary). In connection with the First Closing, Hotel Investors released all of its claims against the Lenders, and the Lenders released all of their claims against Hotel Investors arising out of the debt restructuring process; in addition, the Trust and the Corporation entered into a warrant agreement (the "Warrant Agreement"), that originally provided for the issuance to the Lenders at the Third Closing (as defined below) of 10-year warrants (the "Warrants") to purchase from the Trust and the Corporation (or, if the merger of the Trust and the Corporation described below had occurred, the surviving company) that number of shares equal to 9.9% (or if the Merger has occurred, 15%) of the then outstanding Paired Shares (or if the Merger had occurred, shares of the surviving company) at an exercise price of $.62-1/2 per share.

                 Second Closing. On March 29, 1993, the Trust acquired all of the assets formerly held by U.S. Equity. See "Acquisition of Assets of U.S. Equity" below. Immediately following that acquisition, the maturity date of the Restructured Debt was extended until September 15, 1993, and the Lenders were granted liens on and security interests in the five hotels and related assets formerly owned by U.S. Equity.

                 Extension Agreements; Interim Closing. Pursuant to a series of six extension agreements, the maturity date of the Restructured Debt was extended from September 15, 1993 to February 28, 1994.

                          At an interim closing held on February 28, 1994 (the
"Interim Closing"), the maturity date of the Restructured Debt was extended to June 2, 1994 and the Credit Agreement was amended to, among other things, eliminate the Trust's ability to issue the "deferred interest notes" described below, to allow the Trust to apply all net proceeds from asset sales and insurance or condemnation proceeds received by the Trust in 1994 in excess of the $5 million which may be applied to amounts outstanding under the Revolving Line of Credit as described below to the next principal payment or payments due on the Restructured Debt, and to require the Trust to pay in cash certain costs incurred by the Lenders in connection with the Restructured Debt. In addition, the Lenders were collaterally assigned security interests in and liens on substantially all of the Intercompany Leases and the monies received by the Corporation in connection with the operation of those hotels, and the Warrant Agreement was amended to provide for the immediate issuance to the Lenders of Warrants for an aggregate of 1,333,143 Paired Shares at the exercise price originally provided for in the Warrant Agreement.

                          Assuming that the Trust pays to the Lenders all
amounts owed under the Credit Agreement and that the Restructured Debt has not otherwise been accelerated, the Warrants are subject to cancellation as follows:

                          (1) If on or before August 31, 1994 the Trust's cumulative principal payments under the Term Loan equal or exceed $13,000,000, one-third of the Warrants will be canceled;

                    (2) If as of August 31, 1996 the Trust's cumulative
                 principal payments under the Term Loan equal or exceed $40,000,000, an additional one-third of the Warrants will be canceled; and

                    (3) If on or before April 30, 1998, all amounts outstanding under the Credit Agreement have been repaid and a fee of $1,300,000 is paid to the Lenders, the remaining one-third of the Warrants will be canceled.


                 Third Closing. The third closing under the Credit Agreement (the "Third Closing") is currently scheduled to be held on or prior to June 2, 1994. At the Third Closing, the final maturity date of the Restructured Debt is to be extended until April 30, 1998. The Third Closing continues to be conditioned upon, among other things, the Trust and the Corporation seeking the approval of their respective shareholders and stockholders to merge.

                 A $1,000,000 principal payment was made on the Term Loan on August 31, 1993. If the Third Closing occurs, minimum cumulative principal payments under the Term Loan will be due as follows:

              Date                     Cumulative Principal Payments
              ----                     -----------------------------
         August 31, 1994                       $ 10,000,000
         August 31, 1995                       $ 19,000,000
         August 31, 1996                       $ 27,000,000
         August 31, 1997                       $ 52,000,000
         April 30, 1998                        $128,802,000

On the date that the Term Loan matures, all then outstanding borrowings under the Revolving Line of Credit, as well as all interest deferred and expenses capitalized in connection with the Restructured Debt as described below, must be paid in full.

                 The Trust has the option to prepay all or part of the Restructured Debt without penalty at any time, and Hotel Investors' net cash proceeds from the sale of hotel assets, payments made on the Trust's mortgage notes receivable and proceeds of any equity or debt offering or mortgage refinancing must be so applied. Up to the first $5,000,000 of proceeds from the sale of hotels may be applied to pay amounts outstanding under the Revolving Line of Credit ($3,347,000 had been so applied at December 31, 1993); any other such proceeds and all other amounts required to be used for prepayment, must be applied to prepay the Term Loan. Except as described above with respect to net cash proceeds received in 1994, to the extent that the cumulative net cash proceeds applied against the Term Loan in any payment period exceed the next principal payment due by more than $5,000,000, the amount in excess of $5,000,000 must be applied one-half to the next principal payment or payments then due under the Term Loan and one-half to the principal payment due on April 30, 1998.

                 From January 28, 1993 to November 23, 1993, the outstanding principal balance of the Restructured Debt accrued interest at an annual rate equal to the prime rate of one of the Banks from time to time plus 2%. On November 24, 1993, the annual rate at which interest accrues increased to prime plus 3% and interest will continue to accrue at this rate until such time, if any, as the Merger takes place. The Trust has the option to pay interest on the Restructured Debt at the rate of 7.5% per annum through August 31, 1994, 8.0% per annum from September 1, 1994 through August 31, 1995, 8.5% per annum from September 1, 1995 through August 31, 1997, and 9.0% per annum from September 1, 1997 through April 30, 1998, with the difference between the interest accrued and the interest paid being added to the principal amount of the Term Loan.

                 The Credit Agreement originally provided that if cash projected to be available to Hotel Investors fell below certain specified thresholds, the Trust could issue to the Lenders "deferred interest" notes to defer for up to one year the payment of a maximum of $2,000,000 of interest accrued on the Restructured Debt in order to pay costs and expenses incurred prior to or in connection with the Third Closing. During February and March of 1993, an aggregate of $1,623,000 was so deferred. In connection with the Interim Closing, in December 1993 the deferred interest was paid in full.

                 The Credit Agreement establishes daily operating cash thresholds, as defined, for Hotel Investors. If these thresholds are exceeded, the excess cash must be applied to reduce the borrowings then outstanding under the Revolving Line of Credit. Amounts so applied are available for future borrowings in order to pay principal and interest on the Term Loan, to fund capital expenditures and to pay other expenses incurred by Hotel Investors in owning and operating its assets.

                 The Credit Agreement requires that the Trust maintain a specified minimum adjusted net worth and that Hotel Investors maintain a specified minimum ratio of cash to cash interest plus capital expenditures, in each case as defined pursuant to the Credit Agreement. In addition, the Credit Agreement contains covenants that, among other things, restrict Hotel Investors' ability to acquire or dispose of assets, make additional investments or incur additional indebtedness, enter into new management agreements or otherwise change the Companies' methods of operations. Distributions to shareholders are prohibited, and the Lenders must approve the Trust's annual capital improvements budget.

                 Costs and expenses incurred by the Lenders during the term of the Credit Agreement in connection with the Restructured Debt are payable by the Trust. To the extent that these costs and expenses exceed $250,000 in any year, the Trust may elect to add the excess amount to the principal amount of the Term Loan. At the First Closing, the Trust paid $700,000 of the costs incurred by the Lenders in negotiating the debt restructuring and an additional $3,554,000 of such costs were added to the principal of the Term Loan. In connection with the transactions consummated at the Interim Closing, the Trust paid to the Lenders in cash the $250,000 payable for 1994 and agreed to reimburse the Lenders in cash on June 1, 1994 for an additional $250,000 of costs incurred by the Lenders in connection with the Restructured Debt.

                 The Trust and the Corporation are currently exploring various alternatives to consummating the Third Closing, including possible transactions with others which may include a refinancing of the Restructured Debt. There can be no assurance that Hotel

Investors will enter any such transactions or as to the structure or terms thereof. If no such alternatives are feasible, Hotel Investors intends to consummate the Third Closing.

Acquisition of Assets of U.S. Equity

                 On March 29, 1993, the Trust acquired the five hotels and all of the other assets previously owned by U.S. Equity. Because the laws of the state of Washington (the jurisdiction of U.S. Equity's organization) did not provide for the merger of a business trust with another entity, U.S. Equity formed USE Merger Company, a Maryland corporation ("USE"), transferred all of U.S. Equity's assets and liabilities to USE, and then terminated; immediately following such termination, USE merged into the Trust, with the Trust as the surviving company. As a result of the merger, the former holders of U.S. Equity's Common Shares of Beneficial Interest became entitled to receive from the Trust cash in an amount equal to $28.20 per share. The amount paid to the former minority shareholders of U.S. Equity (an aggregate of $1,575,000) was agreed to by U.S. Equity and the Trust based upon the results of an independent appraisal of U.S. Equity's fee or leasehold interests in its five hotels.

Milwaukee Marriott Hotel

                 Since July 1991, the Milwaukee Marriott Hotel has been owned by Moorland Hotel Limited Partners, a limited partnership ("MHLP") of which the Corporation is the sole general partner and in which the Corporation has a 51% equity interest. The sole limited partner of MHLP is Milwaukee Brookfield Limited Partners ("Brookfield"), the partnership which purchased the hotel from the Trust in December 1985 but which subsequently filed a petition in bankruptcy and transferred the hotel to MHLP in satisfaction of certain claims made against Brookfield by, among others, the Trust and the Corporation. For information pertaining to the Milwaukee Marriott restructuring and renovation and the two promissory notes issued by MHLP to the Trust, see Note 5 of Notes to Financial Statements included in Item 8 of this Joint Annual Report.

Northview Corporation

                 The Trust owns fee interests in the Vagabond Inns in Sacramento, Rosemead and Woodland Hills, California, and holds promissory notes secured by first deeds of trust on the Vagabond Inns in Reno, Nevada and Modesto, California. The Modesto note is also secured by a collateral assignment of a promissory note secured by a mortgage on a hotel located in Stockton, California which was previously leased and operated by Northview Corporation ("Northview") as a Vagabond Inn (see below). With the exception of the Stockton property, all of these hotels are leased by the Trust to Northview, formerly known as Vagabond Motor Hotels.

                 In March 1990, Northview filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code. At the date the filing was made, the Trust was owed annual percentage rents in respect of the three Vagabond Inns for the year ended December 31, 1989 and the 1990 period prior to the bankruptcy filing of $583,000 and $94,000, respectively. In addition, Northview had failed to pay certain property taxes due on the hotels and to maintain and make certain refurbishments to the properties as required by the leases.

                 Northview's plan of reorganization was approved by the court in February 1993. In connection with the reorganization and in settlement of the Trust's claims against Northview, Northview assumed the leases of the three hotels owned by the Trust and delivered to the Trust three promissory notes in an aggregate original principal amount approximately equal to the rents owed for the period prior to the bankruptcy filing plus $100,000 to reimburse the Trust for legal fees and expenses incurred by the Trust in connection with the bankruptcy. The principal amounts of the Northview notes bear interest at 8% per annum; principal and accrued interest are payable in eight equal quarterly installments which began on March 1, 1993. Northview also agreed to make the required refurbishments and renovations to the three hotels during 1993 and 1994.

                 Pursuant to its plan of reorganization, Northview rejected its lease of the Stockton Vagabond Inn. In November 1993, that hotel was sold by its owner to a third party and the promissory note formerly secured by the Stockton and Modesto hotels (the "SJP Note") was restructured. As a result of that debt restructuring, the SJP Note ($1,816,000 in principal amount at December 31, 1993) is secured by a first priority lien on and security interest in the real and personal property assets of the Modesto Vagabond Inn and by a collateral assignment of the promissory note ($650,000 in principal amount at December 31, 1993) executed by the purchaser of the Stockton property, which note is secured in turn by a first-priority deed of trust and security agreement on that hotel. Fixed interest on the restructured SJP Note accrues at an annual rate of 10% and is payable monthly; additional interest and payments of principal are due in amounts equal to 5% and 20%, respectively, of the percentage rents paid by Northview to the owner of the Modesto property. The then remaining principal balance of the SJP Note is due in full in June 1996, subject to the maker's right to extend the term of this note for an additional 10 years. The Trust also is entitled to receive from the owner of the Modesto property an amount equal to one-half of all rents that were owed by Northview with respect to the Modesto Vagabond Inn for the period from March 1990 through December 1992, at such time, if any, as those rents are paid by Northview.

                 The principal balance of the note secured by a deed of trust on the Reno Vagabond Inn ($1,448,000 in principal amount at December 31, 1993) bears interest at a fixed rate of 12% per annum, which interest is payable monthly; additional interest and payments of principal are due in an aggregate amount equal to approximately 50% of the percentage rents paid by Northview to the owner of that property. The then remaining principal balance of the Reno
Note is due in full in June 1994. In connection with the confirmation of Northview's plan of reorganization, the owner of the Reno Vagabond Inn agreed to pay to the Trust, over a two-year period, the accrued interest and principal payments owed to the Trust with respect to the rents that prior to the filing of Northview's bankruptcy petition, Northview failed to pay with respect to the Reno property, as those rents are received by the Reno property owner.

Certain Property Sales and Related Transactions

Completed Sales:
                 Best Western Hotel-Smyrna, Georgia. In January 1993, Hotel Investors sold the Best Western Hotel in Smyrna, Georgia for $1,600,000 in cash.

                 Vantage Hotel-Tucker, Georgia. In June 1993 Hotel Investors sold the Vantage Hotel in Tucker, Georgia for $2,485,000. Of that amount, $500,000 was paid in cash, and the balance was paid by delivery to the Trust of a $1,985,000 promissory note, secured by a first mortgage on the hotel. The principal balance of the note bears interest at an annual rate of 9%; principal and interest are payable in equal monthly installments based upon a 25-year amortization schedule, with all unpaid principal and unpaid interest due in 1998.

                 Western Host-Santa Maria, California. In July 1993, Hotel Investors sold the Western Host property in Santa Maria, California for $140,000 in cash.

                 Ramada Inn-St. Louis, Missouri. In December 1993, Hotel Investors sold the Ramada Inn located in St. Louis, Missouri for $2,500,000 in cash.

Pending Sales:
                 Hotel Investors has accepted an all cash offer for the Marriott Hotel located in Dallas, Texas. If the sale is completed, Hotel Investors will receive $8,750,000, less closing costs. At December 31, 1993, the Trust owed $5,447,000 on a mortgage note which is secured by the Dallas property. If the transaction is completed, the mortgage note will be paid in full by the Trust from the sale proceeds.

                 Hotel Investors has accepted an all cash offer for three hotels, the Holiday Inn located in Brunswick, Georgia, the Sheraton Inn, located in New Port Richey, Florida, and the Ramada Inn located in Fayetteville, North Carolina. If the transaction is completed, Hotel Investors will receive $5,300,000, less closing costs.

                 Hotel Investors has accepted an all cash offer for the Residence Inn located in Tyson's Corner, Virginia. If the sale is completed, Hotel Investors will receive $11,000,000, less closing costs. At December 31, 1993, the Trust owed $6,417,000 on a mortgage note which is secured by the Tyson's Corner property. If the transaction is completed, the mortgage note (including a prepayment penalty) will be paid in full by the Trust from the sale proceeds.

                 In connection with future highway expansion, the Best Western South located in Austin, Texas has been condemned by the State of Texas. The condemnation is expected to occur in April 1994. If the condemnation is completed, Hotel Investors will receive $3,600,000 in cash.

                 There can be no assurance that Hotel Investors will consummate any of the transactions described above.

Mortgage Notes Payable Maturing During 1994

                 Three of the mortgage notes payable secured by four of the hotels owned by the Trust mature during 1994. Management of the Trust is currently negotiating the refinance or extension of the notes. The amount outstanding under the notes was $15,683,000 at December 31, 1993. The net book value of the properties securing the three notes was $33,303,000 at December 31, 1993. There can be no assurance that any or all of such notes payable will be so refinanced or extended.

Marriott Park Central Hotel

                 At December 31, 1993, the Marriott Park Central Hotel was managed by Marriott Corporation. In March 1994, the Marriott's management agreement and the Marriott franchise agreement will expire. Upon expiration of the agreements, the property will be managed by Sage Mountain View, Inc. and will be operated as an independent hotel (the Park Central Hotel).

                               OTHER INFORMATION

Seasonality; Competition

                 The revenues and profits of the Trust and the Corporation are typically greatest in the second and third quarters, and lowest in the fourth quarter, of each calendar year.

                 The Trust and the Corporation believe that Hotel Investors' properties (other than the two hotel/casinos) are generally more dependent on business travelers than on tourists, vacationers and other discretionary travelers. Hotel Investors' hotels compete for customers with other hotels on the basis of price, the quality of the accommodations and service provided, and location. Competitors include companies formed for the purpose of acquiring and/or operating particular hotels, as well as established companies that have greater financial and managerial resources than those of the Trust or the Corporation, or that are affiliated with national or regional chains that are more widely known, that own or operate properties at more locations and that provide greater marketing support.

                    In several areas in which Hotel Investors' properties are located, hotel occupancy rates (and therefore the revenues and profits of the Trust and the Corporation) have been adversely affected by a substantial increase in the supply of hotel rooms. In addition, the reduction in travel associated with the nationwide recession had an adverse effect on the revenues and profits of a number of Hotel Investors' hotels. Shortages in gasoline or changes in travel habits resulting from substantial increases in gasoline prices, as well as changes in travel patterns caused by the relocation or construction of highways, also may affect demand for hotel rooms, and therefore may result in a decrease in revenues and profits of the hotels owned and operated by Hotel Investors.

                 The operation of hotel/casinos in the Las Vegas area is a highly competitive business. The number of hotel rooms and gaming casinos in the Las Vegas area has been increased substantially during 1993. Competition for gaming customers also comes from the Laughlin area of Nevada. Managements of the Trust and the Corporation believe that because most customers of Hotel Investors' Las Vegas properties come primarily from Southern California, Nevada and Arizona, the legalization of gaming in Atlantic City, New Jersey has not had a material impact on the gaming operations of the two hotel/casinos. However, legalization of casino gaming in the western or southwestern areas of the United States, and the general proliferation of gaming throughout the United States on riverboats and Indian reservations and at offtrack betting facilities, could have a material adverse effect on the operations of these properties.

                 Competition among hotel/casinos in Las Vegas involves not only the quality of casino, room, restaurant and convention facilities, but also room and food and beverage prices. The extent and quality of complimentary services offered to attract gaming players, the personal attention offered to guests and casino customers, and slot machine pay-out rates are also important competitive factors. The level of gaming activity at Hotel Investors' two hotel/casinos varies significantly from time to time, principally as a result of general economic conditions and marketing efforts by, and occupancy rates at, the large hotel/casinos on the Las Vegas Strip and other similar facilities in the general Las Vegas area. As the odds vary among various games and between games and slot machines, gaming revenues also vary depending on the relative amount of play each game and slot machine receives.

Certain Environmental Matters

                 In connection with the Trust's debt restructuring negotiations described above, the Trust obtained in the latter part of 1991 preliminary or "Phase I" environmental site assessments with respect to the Trust's hotel properties and the Milwaukee Marriott Hotel.

                 The potential for environmental impairment was assessed as moderate to high only at the Embassy Suites Hotel in Phoenix, Arizona. According to the assessment of that property, petroleum hydrocarbons are present in the land beneath this hotel; however, the Trust could not determine without further investigation the extent of the potential contamination or whether this contamination resulted from the underground storage tanks placed on the property by the property's former owner or from similar tanks located on land adjacent to the property, which tanks are known to have suffered leakage. A magnetic survey conducted on the property did not detect the continuing existence of the underground storage tanks on Hotel Investors' property, and the environmental consultant did not recommend that any further action be taken. Phoenix municipal authorities have indicated an awareness of possible ground water contamination in the area, but to date have taken no action.

                 A tank leak test conducted at the Bourbon Street Hotel in early 1992 revealed no evidence of leakage. A release of petroleum from an underground storage tank at the Bay Valley Hotel and Resort was reported to the appropriate state agency in 1992. After the tank and surrounding soils were removed, additional soils and groundwater testing was performed, which revealed environmental contamination in a localized area. The Trust plans to test the site in the near future to determine whether it qualifies as a "low priority site" under the relevant state law. If the site qualifies for that status, the Trust anticipates conducting quarterly groundwater sampling for one year, and then determining whether any remedial work will be necessary. If the site does not qualify for low priority status, the Trust may be required to undertake remediation more quickly. Any further investigation and remediation costs that are incurred may be reimbursed to the Trust by a Michigan environmental fund, although there is some question as to whether the fund will have sufficient resources to pay all claims made against it. If the Trust does not receive reimbursement for its future investigation and remediation costs, the Trust will bear those costs.

                 Neither the Trust nor the Corporation has been identified by the U.S. Environmental Protection Agency or any similar state agency as a responsible or potentially responsible party for, nor has either been the subject of any governmental proceeding with respect to, any hazardous waste contamination. If the Trust or the Corporation were to be identified as a responsible party, Hotel Investors in most circumstances would be strictly liable, jointly and severally with other responsible parties, for environmental investigation and clean-up costs incurred by the government and, to a more limited extent by private persons.

                 Based upon the environmental reports described above, Hotel Investors believes that a substantial number of its hotel properties incorporate potentially asbestos-containing materials. Under applicable current Federal, state and local laws, asbestos need not be removed from or encapsulated in a hotel unless and until the hotel is renovated or remodeled. As of the filing of this Joint Annual Report, the removal of asbestos from portions of the Milwaukee Marriott Hotel required in connection with the renovation of that property (see "Milwaukee Marriott Hotel" above") has been completed.

                 Based upon the above-described environmental reports and testing and facts known to the managements of the Trust and the Corporation as of the filing of this Joint Annual Report, future remediation costs are not expected to have a material adverse effect on the Trust's and the Corporation's results of operations or financial position and compliance with environmental laws has not had and is not expected to have a material effect on the capital expenditures, earnings or competitive position of the Trust or the Corporation.

Regulation and Licensing

                 The ownership and operation of Hotel Investors' casino gaming facilities in Nevada are subject to extensive licensing and regulatory control of the Nevada Gaming Commission (the "Nevada Commission"), the Nevada State Gaming Control Board (the "Nevada Board") and the Clark County Liquor and Gaming Licensing Board (the "Clark County Board," and together with the Nevada Commission and the Nevada Board, the "Nevada Gaming Authorities").

                 The gaming laws, regulations and supervisory procedures of Nevada seek to (i) prevent unsavory or unsuitable persons from having any direct or indirect involvement with gaming at any time or in any capacity; (ii) establish and maintain responsible accounting practices and procedures; (iii) maintain effective control over the financial practices of licensees, including establishing minimum procedures for internal fiscal affairs and the safeguarding of assets and revenues, providing reliable record keeping and making periodic reports to the Nevada Gaming Authorities; (iv) prevent cheating and fraudulent practices; and (v) provide a source of state and local revenues through taxation and licensing fees. Changes in these laws, regulations and procedures could have an adverse effect on the Corporation's gaming operations.

                 The Corporation is registered with the Nevada Commission as a publicly traded corporation and has been found suitable as a holding company by the Nevada Gaming Authorities to own all of the outstanding capital stock of Hotel Investors Corporation of Nevada, Inc. ("HICN"). HICN which operates two hotel/casinos, the King 8 Hotel, Gambling Hall & Truck Plaza (the "King 8") and the Bourbon Street Hotel & Casino ("Bourbon Street") must be licensed by the Nevada Gaming Authorities. The Corporation and HICN have obtained from the Nevada Gaming Authorities the various registrations, approvals, permits and licenses required in order to engage in gaming activities in Nevada. The Trust was likewise found suitable by the Nevada Gaming Authorities to be the landlord of the King 8 and Bourbon Street. No person may become a stockholder of, or receive any percentage of profits from, HICN without first obtaining licenses and approvals from the Nevada Gaming Authorities. Prior approval of the Nevada Commission is required for the sale, assignment, transfer, pledge or other disposition of any security issued by HICN.

                 The licenses and approvals held by HICN are not transferable and must be renewed periodically upon the payment of appropriate taxes and license fees. The licensing authorities have broad discretion with regard to the renewal of the licenses. The issuing agency may at any time revoke, suspend, condition, limit or restrict a license or approval to own stock in a corporate licensee for any cause deemed reasonable by the issuing agency. Substantial fines for each violation of gaming laws or regulations may be levied against HICN, the Corporation and the individuals involved. A violation under any one of the licenses held by HICN may be deemed a violation of one or more other licenses or approvals held by HICN. If HICN's licenses are revoked or suspended or are not renewed, the Nevada Commission may petition a Nevada district court to appoint a supervisor to operate the affected property until it is sold. When sold, the net proceeds would be paid to the Trust; however, the Trust could, under certain circumstances, receive only the reasonable rental value of any property earnings under the supervisor's management with any excess in earnings over the reasonable rental value of the property being forfeited to Nevada. Suspension or revocation of the license of HICN, disapproval of the Corporation to own the stock of HICN or court appointment of a supervisor over operations of the King 8 or Bourbon Street would have a material adverse effect upon the Trust and the Corporation.

                 Directors, officers and certain key employees of HICN must file license applications with the Nevada Gaming Authorities. An application for licensing may be denied for any cause deemed reasonable by the issuing agency. Changes in corporate management or executive positions must be reported to the Nevada Gaming Authorities. In addition to its authority to deny an application for a license, the Nevada Commission has jurisdiction to disapprove a change in a management or executive position with a regulated corporation. If the Nevada Gaming Authorities were to find a director, officer or key employee unsuitable for relicensing or unsuitable to continue having a relationship with HICN or the Corporation, the Corporation and HICN would have to sever all relationships with that person. The Corporation and HICN would have similar obligations with regard to any person who refused to file appropriate applications. Determinations of suitability or of questions pertaining to licensing are not subject to judicial review in Nevada. Each gaming employee must obtain, and periodically renew, a work permit, which may be revoked upon the occurrence of certain specified events.

                 HICN periodically must submit detailed financial and operating reports to the Nevada Commission, which are subject to routine audit by the Nevada Board. Substantially all loans, leases, sales of securities and similar financing transactions entered into by HICN must be reported to or approved by the Nevada Commission. The fiscal stability of HICN must be adequate to satisfy gaming financial obligations such as state and local government taxes and fees, and the payment of winning wagers to patrons. Failure to satisfy these gaming financial obligations is grounds for the Nevada Gaming Authorities to limit, condition, restrict, suspend or revoke the gaming licenses and approvals of HICN and the registration and approvals of the Corporation, or to impose administrative fines against HICN or the Corporation.

                 As a registered publicly traded holding company found suitable as the sole stockholder of HICN, the Corporation is required periodically to submit detailed financial and operating reports to the Nevada Commission and to furnish any other information that the Nevada Commission or Nevada Board may require. The Corporation's directors, officers and key employees who are actively and directly engaged in the administration or supervision of gaming are subject to licensing and findings of suitability by the Nevada Commission. Certain of the Corporation's officers and directors have been licensed by the Nevada Commission. The finding of suitability is comparable to licensing, and both require submission of detailed personal background and personal financial information followed by a thorough investigation, and payment by the applicant of all investigative costs and charges. Any individual who is found to have a material relationship to or material involvement with the Corporation also may be required to be found suitable or be licensed and may be investigated. Key employees, controlling persons or others who exercise significant influence upon the management or affairs of the Corporation, or are actively engaged in the administration or supervision of gaming activities, may be deemed to have this type of a relationship or involvement.

                 Any beneficial holder of the Corporation's voting securities, regardless of the number of shares owned, may be required to file an application, be investigated, and have his suitability as a beneficial holder of the Corporation's voting securities determined if the Nevada Commission has reason to believe that such ownership would otherwise be inconsistent with the declared policies of the state of Nevada. The applicant must pay all costs of investigation incurred by the Nevada Gaming Authorities in conducting any such investigation.

                 Any person who acquires more than 5% of any class of voting securities of the Corporation must report the acquisition to the Nevada Commission. Beneficial owners of more than 10% of any class of the Corporation's voting securities must apply to be found suitable by the Nevada Commission within thirty days after the Chairman of the Nevada Board mails the written notice requiring such filing, and any beneficial owner of the Corporation's voting securities (whether or not such person is a controlling stockholder) may be required to be found suitable if the Nevada Commission has reason to believe that such ownership would be inconsistent with the declared policy of the state of Nevada that licensed gaming be conducted honestly and competitively and that the gaming industry be free from criminal and corruptive elements.

                 An "institutional investor" (as defined by the Regulations of the Nevada Commission) holding at least 10%, and in certain circumstances up to 15%, of the voting securities of the Corporation may apply for and hold a waiver of the mandatory suitability determination requirement prescribed by the Nevada Gaming Control Act. To qualify as an "institutional investor," a person or entity must satisfy one of several alternative criteria under the federal Securities Exchange Act of 1934, the Investment Company Act of 1940, or state and federal pension and retirement laws, as well as acquire and hold the voting securities for investment purposes in the ordinary course of business and not for the purpose of effecting any change of control in or the management or policies of the registered holding company or its gaming affiliates.
Activities which are not deemed to be inconsistent with holding voting securities for investment purposes only include: (i) voting on all matters voted on by stockholders; (ii) making financial and other inquiries of management of the type normally made by securities analysts for informational purposes and not to cause a change in its management, policies or operations; and (iii) such other activities as the Nevada Commission may determine to be consistent with such investment intent.

                 A change in investment intent of an institutional investor must be reported to the Chairman of the Nevada Board within two business days of such change of intent. The Chairman of the Nevada Board may require an institutional investor to apply for a finding of suitability upon receipt of notice of change in investment intent, or at any time deemed necessary to protect the public interest. An aggrieved institutional investor may apply for Nevada Commission review of the decision of the Chairman of the Nevada Board ordering the filing of a suitability determination application. The Corporation or HICN must promptly report to the Nevada Commission any information that materially affects the institutional investor's eligibility to hold a waiver.

                 If the stockholder who must be found suitable is a corporation, partnership or trust, that stockholder must submit detailed business and financial information including a list of beneficial owners. In addition, the Clark County Liquor and Gaming Licensing Board has taken the position that it has the authority to approve all persons owning or controlling more than two percent of the stock of a gaming licensee or of any corporation controlling a gaming licensee. The applicant is required to pay all costs of investigation.

                 Any stockholder found unsuitable by the Nevada Commission who directly or indirectly holds any beneficial or ownership interest in the Corporation's Common Stock beyond whatever period of time may be prescribed by the Nevada Commission may be guilty of a criminal offense. Any person who fails or refuses to apply for a finding of suitability or a license within 30 days after being ordered to do so by the Nevada Commission or Chairman of the Nevada Board may be found unsuitable. The same restrictions that apply to a securityholder who is found unsuitable may be held to apply to a beneficial owner of the Corporation's securities if the record owner, after request, fails to identify the beneficial owner. The Corporation is subject to disciplinary action if, after receiving notice that a person is unsuitable to be a stockholder or to have any other relations with the Corporation or its gaming subsidiaries, the Corporation (i) pays the unsuitable person any dividend or interest upon any voting securities of the Corporation or makes any other unpermitted payment or distribution of any kind whatsoever; (ii) recognizes the exercise, directly or indirectly, of any voting rights in the Corporation's securities by the unsuitable person; (iii) pays the unsuitable person any remuneration in any form for services rendered or otherwise, except in certain limited and specific circumstances; or (iv) fails to pursue all lawful efforts to require the unsuitable person to divest himself of his voting securities, including, if necessary, the immediate purchase by the Corporation of the voting securities for cash at fair market value. In addition, Nevada law requires that any holder or owner of a voting security who is found unsuitable by the Gaming Commission immediately offer those securities to the Corporation for purchase, which securities would be purchased by the Corporation for cash at fair market value within 10 days from the date the securities are offered.

                 The Nevada Commission may, in its discretion, require the holder of any debt security of a corporation registered under the Nevada Gaming Control Act to file applications, be investigated and be found suitable to own the debt security of a registered corporation. If the Nevada Commission determines that a person is unsuitable to own such debt security, then pursuant to the Regulations of the Nevada Commission, the registered corporation can be sanctioned, including the loss of its approvals, if without the prior approval of the Nevada Commission it (i) pays to the unsuitable person any dividend, interest or other distribution whatsoever; (ii) recognizes any voting right of such unsuitable person in connection with such securities; (iii) pays the unsuitable person remuneration in any form; or (iv) makes any payment to the unsuitable person by way of principal, redemption, conversion, exchange, liquidation, or similar transaction.

                 The Corporation is required to maintain a current and comprehensive stock ledger in the state of Nevada, which ledger may be examined by the Nevada Gaming Authorities at all reasonable times, but without notice. If any securities are held in trust, by an agent or by a nominee, the owner of record of those securities may be required to disclose the identity of the beneficial owner to the Nevada Gaming Authorities. A failure to make this disclosure may be grounds for finding the owner of record unsuitable. The Corporation must render maximum assistance to the Nevada Gaming Authorities in determining the identity of the beneficial owner.

                 The Nevada Commission has the power at any time to require that the Corporation's stock certificates bear a legend to the general effect that the securities of the Corporation are subject to Nevada Gaming Control Act and the regulations of the Nevada Commission. However, to date, the Nevada Commission has not imposed such a requirement on the Corporation. The Clark County Board also claims jurisdiction to approve or disapprove holders of the Corporation's securities. The Nevada Gaming Authorities, through the power to regulate licensees and otherwise by Nevada law, have the power to impose additional restrictions on the holders of the Corporation's securities at any time.

                 The Regulations of the Nevada Commission provide that changes in the control of the Corporation or HICN through a merger, consolidation, acquisition of assets, management or consulting agreements or any form of takeover cannot occur without the prior approval of the Nevada Commission. Entities seeking to acquire control of the Corporation must satisfy the Nevada Board and Nevada Commission in a variety of stringent standards prior to assuming control of the Corporation. The Nevada Commission may also require controlling stockholders, officers, directors and other persons having a material relationship or involvement with the entity proposing to acquire control, to be investigated and licensed as part of the approval process relating to the transaction.

                 The Nevada Legislature has declared that some corporate acquisitions opposed by management, repurchases of securities and corporate defense tactics affecting corporate gaming licensees in Nevada, and publicly traded corporations affiliated with those licensees may be injurious to stable and productive corporate gaming operations. The Nevada Commission has established a regulatory scheme to ameliorate the potential adverse effects of these business practices upon Nevada's gaming industry and to advance Nevada's policy to (i) assure the financial stability of corporate gaming operators and their affiliates; (ii) preserve the beneficial aspects of conducting business in the corporate form; and (iii) promote a neutral environment for the orderly governance of corporate affairs. Approvals may be required from the Nevada Commission before the Corporation may make exceptional repurchases of securities above current market price (commonly referred to as "greenmail"), and before a corporate acquisition opposed by management can be consummated. Nevada's gaming regulations also require prior approval of the Nevada Commission in the event of a Corporation plan of recapitalization proposed by the board of directors in opposition to a tender offer made directly to shareholders for the purpose of acquiring control of the Corporation.

                 Nevada law prohibits the Corporation from making a public offering of its securities without the approval of the Nevada Commission if any part of the proceeds of the offering is to be used to finance the construction, acquisition or operation of gaming facilities in Nevada, or to retire or extend obligations incurred of one or more such purposes. Approval of the public offering will not constitute a finding by the Nevada Commission as to the accuracy, adequacy or investment merit of the securities offered to the public. Any representation to the contrary is unlawful.

                 License fees and taxes, computed in various ways depending on the type of gaming involved, are payable to the State of Nevada and to the County of Clark where HICN's gaming operations are conducted. Depending upon the particular fee or tax involved, these assessments are payable either monthly, quarterly, or annually and are based upon either (i) a percentage of the gross gaming revenues received by the casino operations; (ii) the number of slot machines or other gaming devices operated by the casino; or (iii) the number of table games operated by the casino. A casino entertainment tax is also paid by the licensees where entertainment is furnished in connection with the selling of food or refreshments.

                 The sale of alcoholic beverages by HICN is subject to licensing, control and regulation by the Clark County Board. Such liquor licenses are revocable and are not transferable. The Clark County Board has full power to limit, condition, suspend or revoke any liquor license, and any disciplinary action of this nature or license revocation would have a material adverse effect on HICN's gaming operations.

Employees

                 As of March 1, 1994, the Trust had four full-time employees, and the Corporation had approximately 2,047 full-time employees.

                                    PART II

ITEM 6.  SELECTED FINANCIAL DATA.

                 The following data sets forth certain financial information for the Trust, the Corporation, and the Trust and the Corporation on a combined basis. This information is based on and should be read in conjunction with the financial statements and the notes thereto appearing elsewhere in this Joint Annual Report.

                 (in thousands, except per share amounts)
                                                                                         December 31,
                                                               --------------------------------------------------------------
                                                                1993          1992          1991          1990          1989
                                                               ------        ------        ------        ------        ------
                 Operating Data
                 --------------
                 Revenue:
                   Trust                                     $ 20,342      $  26,784     $ 29,550     $  32,866     $  31,389
                   Corporation                                114,828        116,172      110,361       112,555       110,587
                   Combined (1)                               117,155        117,656      113,436       117,024       115,619
                 Net Income (Loss):
                   Trust (2)                                   (3,889)        (9,818)     (10,952)      (13,362)      (48,083)
                   Corporation (2)                             (3,143)        (9,925)     (11,132)      (14,224)      (12,256)
                   Combined                                    (7,032)       (19,743)     (22,084)      (27,586)      (60,339)
                 Net Income (Loss) Per Share:
                   Trust                                       $(0.32)     $   (0.81)    $  (0.90)    $   (1.10)    $   (3.96)
                   Corporation                                  (0.26)         (0.82)       (0.92)        (1.17)        (1.01)
                                                               ------         ------       ------        ------        ------
                   Combined                                    $(0.58)     $   (1.63)    $  (1.82)    $   (2.27)    $   (4.97)
                                                               ======      =========     ========     =========     =========

                 Balance Sheet Data
                 ------------------

                 Total Assets:
                   Trust                                      $232,845     $ 245,540     $246,498     $ 266,487     $ 274,316
                   Corporation                                  49,993        53,611       55,807        31,946        34,580
                   Combined (1)                                195,352       210,945      221,917       240,998       263,414
                 Total Debt:
                   Trust                                       156,526       157,541      158,295       165,730       151,611
                   Corporation                                 101,846       100,246       66,873        44,960        39,260
                   Combined (1)                                170,886       170,297      171,271       166,591       152,781
                 Shareholders' Equity (Deficit):
                   Trust                                        72,205        76,371       86,188        97,087       117,727
                   Corporation                                 (58,879)      (55,752)     (45,828)      (34,696)      (20,487)
                   Combined                                     13,326        20,351       40,083        62,104        96,671
                 Shares outstanding at end of period            12,133        12,133       12,133        12,133        12,132

                 Cash Flow and Dividend Data
                 ---------------------------

                 Net cash provided by (used in) operating
                 activities:
                   Trust                                         2,790         2,773       (8,812)        8,921         7,270
                   Corporation                                   1,698         1,917        2,654        (2,659)        2,856
                   Combined                                      4,488         4,690       (6,158)        6,262        10,126
                 Dividends to shareholders
                  - Trust (3)                                 $      0     $       0      $     0     $   7,644     $  12,132

                 Dividends per share
                 - Trust (3)                                  $      0     $       0      $     0     $    0.63     $    1.00

(1) Trust and Corporation amounts do not add to Combined amounts due to accounting elimination entries.

(2) For the Trust, includes gains (losses) on sales of ($53,000), ($791,000), $390,000, and $156,000 for the years ended December 31,
         1993, 1992, 1991 and 1989, respectively, and provisions for investment losses of $2,369,000, $3,419,000, $8,867,000, $15,100,000 and
         $51,208,000 in the years ended December 31, 1993, 1992, 1991, 1990 and
         1989, respectively. For the Corporation, includes gains on sales of $74,000, $4,000 and $1,208,000 for the years ended December 31, 1993,
         1992, and 1991, respectively, and provisions for investment losses of $713,000, $3,047,000 and $4,593,000 in the years ended December 31,
         1991, 1990 and 1989, respectively.

(3) Presented only for the Trust, as the Corporation did not pay dividends for the periods presented.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         As discussed in Items 1 and 2 of this Joint Annual Report under the caption "Recent Developments - Debt Restructuring", on January 28, 1993 the Trust entered into the Credit Agreement which restructured its previously unsecured notes payable to two banks and three insurance companies as Secured Term Loan and a secured Revolving Line of Credit. Although the Trust is not in default under the Credit Agreement through the date of this Joint Annual Report, the Trust's ability to comply in the future with the requirements of the Credit Agreement cannot presently be determined. Further, because of the substantial operating losses and cash flow deficiencies experienced by the Corporation, which also has a deficiency in net assets, the ultimate recovery of all amounts due to the Trust from the Corporation is highly uncertain.
These conditions raise substantial doubts about the Companies' ability to continue as going concerns.

         The Trust and Corporation must continue to sell properties to meet the principal payment requirements of the Credit Agreement. As of the date of this Joint Annual Report, the Trust and the Corporation have no commitments to sell properties other than those described under "Recent Developments - Certain Property Sales and Related Transactions". Further, the Trust may be required to continue to restructure the indebtedness of the Corporation to the Trust on an annual or long-term basis to allow the continued survival of the Corporation.

         Any sales of hotel properties will impact revenues and expenses of the Trust and the Corporation. Because the Credit Agreement requires the net proceeds from hotel sales to be applied to the repayment of debt, sales of hotels will result in decreased interest expense for the Trust. In addition, the income of the Trust will be decreased as the Trust will no longer receive rental income from the Corporation in respect of a sold property, which may be offset by payments to the Trust on any notes receivable generated from a sale. Sales of hotel properties will also decrease the depreciation and amortization expenses of the Trust. The aggregate impact on revenues and expenses will depend on the properties to be sold, the terms of the sales and the timing of the sales.

Results of Operations for the Years Ended December 31, 1993 and 1992

                 The Trust. Rents from Corporation totaled $16,481,000 and $21,177,000 for the years ended December 31, 1993 and 1992, respectively. Approximately $1,106,000 of the decrease in rents resulted from the sale of hotels in Irving, Texas (March 1992), Merrimack, New Hampshire (July 1992), Spartanburg, South Carolina (September 1992), Smyrna, Georgia (January 1993), Tucker, Georgia (June 1993), and St. Louis, Missouri (December 1993). The remaining decrease was primarily due to the restructuring of eighteen of the leases with the Corporation effective January 1, 1993, which reduced the fixed
and percentage rents payable by the Corporation.    For additional information
regarding the lease restructuring, see "Liquidity and Capital Resources" below.

                 Interest from the Corporation decreased to $1,534,000 from $4,123,000 for the years ended December 31, 1993 and 1992, respectively. The decrease in interest income is a result of the January 1, 1993 restructuring of intercompany borrowings and advances made to the Corporation, with the exception of the Milwaukee notes, into non-interest bearing demand notes for calendar years 1993 and 1994, with interest at prime plus 2% payable monthly thereafter.

                 For additional information with respect to Rents and Interest from the Corporation in future periods, see "Liquidity and Capital Resources" below.

                 Interest from mortgage and other notes receivable increased by
$187,000 for   the year ended December 31, 1993 as compared to 1992.  The increase resulted from the additional interest income related to the mortgage notes delivered to the Trust in connection with the sales of the hotel properties located in Irving, Texas, Merrimack, New Hampshire, Spartanburg, South Carolina, and Tucker, Georgia, having original principal balances of $1,650,000, $1,440,000, $775,000, and $1,985,000, respectively.

                 Losses on sales of hotel assets for the year ended December 31, 1993 totaling ($53,000) reflect the sales of hotels in Smyrna and Tucker, Georgia and the St. Louis, Missouri property. For additional information regarding sales of hotels see "Recent Developments - Certain Property Sales and Related Transactions" included in Item 1 and 2 of this Joint Annual Report and Notes 2 and 13 to the Financial Statements.

                 As described above, effective January 28, 1993, the Trust restructured its debt. See "Liquidity and Capital Resources" below.
Management concluded that this debt restructuring (the "Debt Restructuring") represented a "troubled debt restructuring" as defined under generally accepted accounting principles, and accordingly, upon execution of the definitive agreement, accrued all known current or future identifiable debt restructuring costs as of December 31, 1992. No additional loan restructuring costs were incurred during the year ended December 31, 1993.

                 Interest expense totaled $14,020,000 and $12,959,000 for the years ended December 31, 1993 and 1992, respectively, an increase of $1,061,000. The increase was primarily due to an increase in the average interest rate and an increase in the borrowings outstanding under the Term Loan and Revolving Line of Credit.

                 The sales of the properties discussed above and an increase in the provision for investment losses are the primary reasons for the decline in depreciation and amortization expense of $1,164,000 between 1993 and 1992.

                 Administrative and operating expenses totalled $2,212,000 and $2,538,000 for the years ended December 31, 1993 and 1992, respectively, a decrease of $326,000. The decrease was primarily the result of lower legal and professional fees unrelated to the debt restructuring. Administrative and operating expenses included an accrual of $219,000 at December 31, 1993 in connection with the settlement of the Shareholder Actions (see "Legal Proceedings" included in Item 3 of this Joint Annual Report).

                 During 1993 a provision for investment losses totalling $2,369,000 was recorded primarily as a result of the acceptance of offers to sell hotels at amounts lower than the then current net book values.

                 No distributions were made by the Trust for the years ended December 31, 1993 and 1992. For information with respect to restrictions on distributions imposed by the Credit Agreement see "Distributions - The Trust" included in Item 5 of this Joint Annual Report.

                 The Trust's net loss and net loss per share totalled $3,889,000, or $0.32 per share, and $9,818,000, or $0.81 per share, for the years ended December 31, 1993 and 1992, respectively.

                 The Corporation. Hotel revenues totalled $86,903,000 and $88,812,000 for the years ended December 31, 1993 and 1992, respectively, representing a decrease of $1,909,000. The hotel sales described under the caption "The Trust" above resulted in decreased revenue of $2,373,000, which was partially offset by increased revenues of $835,000 resulting from increased average occupancy and average room rates for properties which continue to be operated by the Corporation and leased from the Trust.

                 The following table summarizes average occupancy and average room rates for properties which continue to be operated by the Corporation under lease from the Trust:

                                                                             Year Ended
                                                                             December 31,
                                                             ------------------------------------------------
                                                                   1993                           1992
                                                                  ------                         ------
 Occupancy Rate                                                       63%                            59%
 Average Room Rate                                                $56.59                         $53.18

                 Management of the Corporation believes that the improved national economic trends experienced during 1993 resulted in increased business and pleasure travel and related increases in average occupancy rates and average room rates.

                 Gaming revenues totalled $27,505,000 and $26,150,000 for the years ended December 31, 1993 and 1992, respectively. Management believes the increased revenue of $1,355,000 at the two gaming facilities is a result of increased customer travel to the Las Vegas area, and in particular, increased customer traffic due to the close proximity of the King 8 Hotel and Casino to several large hotel/casinos completed during 1993.

                 Management fees and other income decreased by $737,000 to $222,000 for the year ended December 31, 1993 as compared to 1992. The decreases were primarily a result of the subcontracting of the management obligations of Western Host with respect to seven hotels not owned by the Trust, to Westland Hotel Corporation. For additional information pertaining to the subcontracts, see Note 10 of the Notes to Financial Statements and Item 13 of this Joint Annual Report.

                 Gain on sales of hotel assets totalled $74,000 and $4,000 for the years ended December 31, 1993 and 1992, respectively, reflecting the property sales described above.

                 Hotel expenses totalled $68,132,000 and $68,620,000, or 78% and 77% of hotel revenues, for the years ended December 31, 1993 and 1992, respectively. The increase in hotel expenses as a percentage of hotel revenues is principally attributable to the payment of management fees to third party operators under the 11 management contracts entered into in December 1992 and increased revenues and expenses at the Dallas Marriott Park Central where operating expenses are typically higher as a percentage of revenues than at other hotel properties operated by or for the Corporation.

                 Gaming expenses totalled $24,055,000 and $23,699,000, or 87% and 91% of gaming revenues, for the years ended December 31, 1993 and 1992, respectively. Increased gaming revenues, coupled with improved casino win percentages, resulted in the decreases in gaming expenses as a percentage of gaming revenues.

                 For information with respect to rent and interest to the Trust during the years ended December 31, 1993 and 1992, see "The Trust - Results of Operations for the Years Ended December 31, 1993 and 1992" above and "Liquidity and Capital Resources" below.


                 Administrative and operating expenses decreased by $827,000, or 22%, for the year ended December 31, 1993 as compared to 1992. The decrease is primarily the result of a reduction in the level of corporate staff. Administrative and operating expenses include an accrual of $219,000 at December 31, 1993 in connection with the settlement of the Shareholder Actions (see "Legal Proceedings" included in Item 3 of this Joint Annual Report).

                 The Corporation's net loss totalled $3,143,000, or $0.26 per share, in 1993, as compared to $9,925,000, or $0.82 per share, for 1992.

Results of Operations for the Years Ended December 31, 1992 and 1991

                 The Trust. Rents from Corporation totaled $21,177,000 and $22,093,000 for the years ended December 31, 1992 and 1991, respectively. The decrease resulted primarily from the sale of hotels in Indian Wells, California (May 1991), Brunswick, Georgia (July 1991), Albany, Georgia (September 1991), Irving, Texas (March
1992), Merrimack, New Hampshire (July 1992) and Spartanburg, South Carolina (September 1992) and the termination of the ground and building lease for the St. Charles, Missouri property in August 1991. The reductions in rental income resulting from property sales were partially offset by additional rental income from the Columbus, Ohio property following the Trust's reacquisition of that hotel in January 1992.

                 Interest from the Corporation decreased from $4,382,000 in 1991 to $4,123,000 in 1992. In July 1991, a limited partnership of which the Corporation is the general partner acquired the Milwaukee Marriott and assumed the maker's obligations under an $11,000,000 promissory note held by the Trust. The increase in interest income from the Corporation that resulted from this debt being classified as intercompany debt was more than offset, however, by decreases in the interest rate charged by the Trust to the Corporation (which rate is tied to the prime rate of one of the Banks.)

                 For information with respect to anticipated reductions in rents and interest income from the Corporation in future periods, see "Liquidity and Capital Resources" below.

                 Interest from mortgage and other notes receivable decreased by $339,000 in the year ended December 31, 1992 as compared to 1991. The decrease resulted primarily from the cancellation of the mortgage note receivable for the Best Western North, Columbus, Ohio and the partial prepayment of the note receivable on the Ramada Inn in Jefferson City, Missouri in January 1992 and the July 1991 reclassification of the Milwaukee Marriott mortgage note receivable as a note due from the Corporation. These decreases were partially offset by additional interest income related to notes receivable delivered to the Trust in connection with the hotel sales described above.

                 The reduction in other income of $82,000 for the year ended December 31, 1992 as compared to 1991 was primarily the result of a one-time recognition of income in 1991 resulting from the expiration of a third-party option to acquire the King 8 and the Trust's retention of the deposit paid in connection with that option.

                 Losses on sales of hotel assets for the year ended December 31, 1992 ($791,000) reflect the sale of hotels in Spartanburg, South Carolina, Merrimack, New Hampshire, and Irving, Texas and the recognition of a $91,000 discount in connection with the early payoff of the mortgage note receivable relating to the Brunswick, Georgia property. Gain on sales of hotel assets for the year ended December 31, 1991 of $390,000 reflects the sale of three properties and the termination of the ground and building lease for the St. Charles, Missouri property described above.

                 Interest expense decreased between 1991 and 1992 by $2,900,000. The decrease was due to a reduction in the interest rate applicable to borrowings from the Lenders and the application of proceeds from property sales to reduce those borrowings.

                 During the years ended December 31, 1992 and 1991, provisions for investment losses totaling $3,419,000 and $8,867,000, respectively, were made, which amounts represent the difference between the net book value of the Trust's properties and their estimated net realizable values.

                 Depreciation and amortization decreased by $2,236,000 between 1991 and 1992, primarily as a result of the above- mentioned property sales and the provisions for investment losses recorded during 1992 and 1991.

                 Administrative and operating expenses decreased by $411,000 in 1992 as compared to 1991 principally as a result of the termination of certain Trust employees in April 1991.

                 Loan restructuring costs for the year ended December 31, 1992 totaled $10,892,000, as compared to $3,797,000 for 1991. Of the 1992 costs, $8,713,000 was accrued in December 31, 1992 for future costs that were known and identifiable in connection with the debt restructuring. Upon execution and delivery of the Credit Agreement, $700,000 was paid to the Lenders in cash, and $4,032,000 was added to the balance of the Term Loan, pursuant to provisions of the Credit Agreement requiring that the Lenders' debt restructuring costs be so paid or reimbursed by the Trust.

                 No distributions were made by the Trust for the years ended December 31, 1992 and 1991. For information with respect to restrictions on distributions imposed by the Credit Agreement see "Distributions - The Trust" included in Item 5 of this Joint Annual Report.

                 The Trust's net loss totaled $9,818,000, or $0.81 per share, for 1992 as compared to $10,952,000, or $0.90 per share, for 1991.

                 The Corporation. Hotel revenues increased between 1991 and 1992 by $3,656,000. An increase resulting from the inclusion of revenues from the Milwaukee Marriott beginning in July 1991 and the Best Western North in Columbus, Ohio beginning in January 1992 which totaled $9,238,000 was offset by the reduction in revenues that resulted from property sales which amounted to $5,533,000.

                 The following table summarizes average occupancy and room rates for properties leased by the Corporation from the Trust:

                                                                  Year Ended
                                                                 December 31,
                                                                 ------------
                                                        1992                     1991
                                                       ------                   ------
 Average Occupancy Rate                                 59%                      57%
 Average Room Rate                                     $53.18                   $51.17

                 Management of the Corporation believes that the increases in the average occupancy rate resulted primarily from increased business and pleasure travel throughout the United States, and that the increase in the average room rate principally reflects the addition of the Milwaukee Marriott (which hotel has a higher room rate than the Corporation's remaining mix of properties).

                 Gaming revenues increased between 1991 and 1992 by $3,541,000, primarily as a result of increased travel to the Las Vegas area and the proximity of the King 8 to several large hotel/casinos which were under development or had been recently completed.

                 Management fees and other income decreased by $108,000 for the year ended December 31, 1992 as compared to 1991, due primarily to reduced management fees (which fees are based on revenues) earned at the seven hotels (excluding the Milwaukee Marriott which is combined in consolidation) managed by the Corporation for entities other than the Trust.

                 Gain on sales of assets for the years ended December 31, 1992 and 1991 ($4,000 and $1,208,000, respectively) reflect the property sales described above.

                 Expenses of hotel operations increased to $68,620,000, or 77.3% of hotel revenues, in 1992, as compared to $65,963,000, or 77.5% of hotel revenues in 1991.

                 Expenses of gaming operations totaled $23,699,000, or 90.6% of gaming revenues, as compared to $21,948,000, or 97.1% of gaming revenue, for the years ended December 31, 1992 and 1991, respectively. Management believes that increased gaming revenue, coupled with improved casino win percentages, has resulted in decreased gaming expenses as a percentage of gaming revenue.

                 For information with respect to rent and interest paid by the Corporation to the Trust during the years ended December 31, 1992 and 1991, see "The Trust - Results of Operations for the Years Ended December 31, 1992 and 1991".

                 Interest - other increased by $650,000, and depreciation and amortization increased by $744,000, for 1992 as compared to 1991, due to the July 1991 restructuring of the ownership of the Milwaukee Marriott.

                 Administrative and operating expenses increased to $3,827,000 in 1992 from $3,137,000 in 1991. The increase was due primarily to the payment or accrual of severance compensation for certain of the Corporation's employees as a result of the relocation of certain operations of the Corporation to Los Angeles and reductions in personnel due to the contracting out to third- party management companies of the operations of hotel properties previously operated by the Corporation.

                 No provision for investment loss was established in 1992, as compared to a provision for losses of $713,000 in 1991; the latter amount representing the difference between the net book value of the Corporation's properties and their then estimated net realizable values.

                 The Corporation's net loss totaled $9,925,000, or $0.82 per share, in 1992, as compared to $11,132,000, or $0.92 per share, for 1991.

Liquidity and Capital Resources

                 The Trust - The primary sources of liquidity for the Trust are cash generated from operations (i.e., its rents) and net proceeds from the sale of hotels. The primary demands on the Trust's capital resources are debt service payments, the funding of capital improvements to the Trust's properties and the making of additional loans and advances to the Corporation.


                 As of December 31, 1992, an aggregate of $87,490,000 was owed by the Corporation to the Trust as accrued but unpaid rent, interest and other indebtedness (including the Milwaukee notes) of $12,667,000. As of January 1, 1993, a total of $448,000 of then accrued and unpaid rents and interest were added to the debt. During 1993 and 1994, no interest accrued or will accrue on the Corporation's debt to the Trust; beginning January 1, 1995, the outstanding principal balance of the Corporation's debt to the Trust will bear interest at an annual rate equal to the prime rate of one of the Banks from time to time plus 2%. However, there can be no assurance that the Corporation's debt to the Trust won't need to be further restructured in future years.


                 The 1993 restructuring of the Intercompany Leases (see "The Trust - Investments - Equity Investments" included in Items 1 and 2 of this Joint Annual Report), the two-year interest moratorium on the Corporation's debt to the Trust and sales of the Trust's hotels which were managed by the Corporation, are expected to lower the rents and interest received by the Trust from the Corporation in 1994. The Trust's revenues were $20,342,000 in 1993 as compared to $26,784,000 in 1992, and due to anticipated property sales are expected to be lower in 1994 than in 1993. The Trust will seek to generate from its operations sufficient cash flow to pay the interest due on the Secured Term Loan, Revolving Line of Credit and the Trust's other mortgage debt, as well as to fund required capital improvements; however, debt principal payments are expected to be made primarily from the proceeds of hotel sales and (in the case of mortgage debt other than the Restructured Debt) from debt refinancings. (For information with respect to such mortgage debt, see Note 7 of Notes to Financial Statements included in Item 8 of this Joint Annual Report.) There can be no assurance, however, that either the Trust's operations or the Trust's sale of hotels will produce sufficient cash to make the required payments of principal and interest. (See "Recent Developments - Debt Restructuring" included in Items 1 and 2 of this Joint Annual Report.)


                 The Corporation - The primary source of liquidity for the Corporation is cash generated from operations - i.e., from sales of rooms, food and beverages at the hotels and hotel/casinos the Corporation leases from the Trust and gaming revenues at the two Nevada properties, net of management fees with respect to the 9 hotels managed by independent management companies. The primary demands on the Corporation's capital resources are the payment of rents and interest due to the Trust and the Corporation's general and administrative expenses. Although the two-year interest moratorium on the Corporation's debt to the Trust and the reduction in future rentals due to the Trust are expected to improve the Corporation's 1994 cash flows and income, sales of the Trust's hotels managed by the Corporation have reduced, and are expected to continue to reduce, the Corporation's revenues. The Corporation may continue to incur cash flow deficiencies and the Corporation expects to continue to request that the Trust loan the Corporation the funds required to meet those deficiencies. The Corporation currently has no other means of obtaining the funds to cover its cash flow deficiencies or to repay the principal amount of the Corporation's debt to the Trust.

                 As described in Items 1 and 2 hereof under the caption "Recent Developments - Debt Restructuring", the Credit Agreement requires that the Trust and the Corporation apply on a daily basis any cash in excess of certain specified thresholds to borrowings outstanding under the Revolving Line of Credit. Amounts so paid are available for future borrowings to pay interest on the Restructured Debt, to make principal payments on the Term Loan and to pay other expenses incurred in connection with Hotel Investors' operations. As of December 31, 1993, $3,075,000 was available to the Trust under the Revolving Line of Credit. However, should Hotel Investors fail to comply with its obligations under the Credit Agreement and related documents, the Lenders will have the power to substantially restrict Hotel Investors' access to and ability to utilize its cash.


                 The Trust intends to make during 1994, improvements to the Trust's properties that are necessary to maintain the properties in good condition or that are required by franchisors or applicable health and safety and other laws. The management of the Trust believes that the necessary funds are available and the cost of such improvements will be approximately $3,720,000 during 1994. As discussed in Items 1 and 2 of this Joint Annual Report, Hotel Investors' capital improvements are subject to the approval of the Senior Lenders.


                 For information with respect to potential hazardous waste contamination and the presence of asbestos at certain of the Trust's hotels and the possible impact thereof on the Trust's and the Corporation's financial position, see "Other Information - Certain Environmental Matters" included in Items 1 and 2 of this Joint Annual Report.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

                 (a)  Documents filed.


Financial Statements and Financial Statement Schedules

                 The financial statements and financial statements schedules and financial statement schedules listed in the Index to Financial Statements following the signature pages hereof are filed as part of this Joint Annual Report.

                 Exhibits
                 --------

Exhibit No.                       Description of Exhibit
- - - -----------                       ----------------------
    3.1          Amended and Restated Declaration of Trust of Hotel Investors Trust (the "Trust") dated June 6, 1988, as amended
                 (incorporated by reference to Exhibit 3.1 to the Trust's and the Corporation's Joint Quarterly Report on Form 10-Q
                 for the quarter ended March 31, 1993 (the "March 1993 Form 10-Q")).2

    3.2          Articles of Incorporation of the Corporation (the "Corporation"), as amended (incorporated by reference to Exhibit
                 3.2 to the Trust's and the Corporation's Joint Quarterly Report on Form 10-Q for the quarter ended June 1988).


    3.3          Trustees' Regulations of the Trust, as amended (incorporated by reference to Exhibit 3.3 to the Trust's and the
                 Corporation's Joint Annual Report on Form 10-K for the year ended December 31, 1989 (the "1989 Form 10-K")).

    3.4          By-laws of the Corporation, as amended (incorporated by reference to Exhibit 3.4 to the 1989 Form 10-K).

_________________________
(1) The Securities and Exchange Commission file numbers of all filings made pursuant to the Securities Act of 1934, as amended, and referenced herein are: 1-6828 (Hotel Investors Trust) and 1-7959 (HotelInvestors Corporation).

    4.1          Pairing Agreement dated June 25, 1986, between the Trust and the Corporation (incorporated by reference to Exhibit
                 4.2 to the Trust's and the Corporation's Registration Statement on Form S-4 (the "S-4 Registration Statement")
                 filed with the Securities and Exchange Commission (the "SEC") on August 1, 1986 (Registration No. 33-7694)).

    4.2          Form of Warrant Agreement dated as of September 16, 1986, between the Trust and City National Bank ("CNB")
                 (incorporated by reference to Exhibit 4.3 to the S-4 Registration Statement).

    4.3          Form of Warrant Agreement dated as of September 16, 1986, between the Corporation and CNB (incorporated by reference to Exhibit 4.3A to the S-4 Registration Statement).

    4.4          Form of Warrant Agreement dated as of January 28, 1993, among the Trust and the Corporation, on the one hand, and
                 John Hancock Mutual Life Insurance Company, John Hancock Variable Life Insurance Company, Connecticut Mutual Life
                 Insurance Company, The First National Bank of Boston and Wells Fargo Bank, N.A. (collectively the "Lenders"), on the other hand (Exhibit N to the Credit Agreement listed as Exhibit 10.23 below) (incorporated by reference to
                 Exhibit 10.33 to the Trust's and the Corporation's Joint Annual Report on Form 10-K for the year ended December 31,
                 1992 (the "1992 Form 10-K")).

    4.5          First Amendment to Warrant Agreement dated as of February 28, 1994, among the Trust, the Corporation and the
                 Lenders.

    10.1         Incentive and Non-Qualified Share Option Plan (1986) of the Trust (incorporated by reference to Exhibit 10.8 to the
                 Trust and the Corporation's Joint Annual Report on Form 10-K for the year ended August 31, 1986 (the "1986 Form
                 10-K")).(3)

    10.2         Corporation Stock Non-Qualified Stock Option Plan (1986) of the Trust (incorporated by reference to Exhibit 10.9 to the 1986 Form 10-K).2

    10.3         Stock Option Plan (1986) of the Corporation (incorporated by reference to Exhibit 10.10 to the 1986 Form 10-K).2


Exhibit No.      Description of Exhibit
- - - -----------      ----------------------
    10.4         Trust Shares Option Plan (1986) of the Corporation
                 (incorporated by reference to Exhibit 10.11 to the 1986 Form
                 10- K).2




__________________________________

(2) Management contract or compensatory plan or arrangement required to be filed as an exhibit hereto pursuant to Item 14(c) of Form 10-K.

    10.5         Form of Share Purchase and Pledge Agreement and related Promissory Note entered into pursuant to the Share Purchase
                 Plan (1987) of the Trust, together with forms of Amendments Nos. 1 and 2 thereto (incorporated by reference to
                 Exhibit 10.10 to the Trust's and the Corporation's Joint Annual Report on Form 10-K for the year ended December 31,
                 1990 (the "1990 Form 10-K")).2

    10.6         Form(s) of Amendment No. 3 to Share Purchase and Pledge Agreement(s) and related Promissory Note(s) entered into pursuant to the Share Purchase Plan (1987) of the Trust (incorporated by reference to Exhibit 10.11 to the Trust's and the Corporation's Joint Annual Report on Form 10-K for the year ended December 31, 1991 (the "1991 Form 10-
                 K")).2

    10.7         Form of Share Purchase and Pledge Agreement and related Promissory Note entered into pursuant to the Share Purchase
                 Plan (1987) of the Corporation, together with forms of Amendments Nos. 1 and 2 thereto  (incorporated by reference to Exhibit 10.11 to the 1990 Form 10-K.)2

    10.8         Form of Amendment No. 3 to Share Purchase and Pledge Agreement(s) and related Promissory Note(s) entered into pursuant to the Share Purchase Plan (1987) of the Corporation (incorporated by reference to Exhibit 10.13 to the
                 1991 Form 10-K).2

    10.9         Amendment No. 1 to Share Purchase Agreement and Note dated as of March 25, 1992, between the Corporation and Bruce
                 M. Ford (incorporated by reference to the Exhibit 10.5 to the 1991 Form 10-K).2

    10.10        Form of Indemnification Agreement dated as of February 3, 1992, between the Trust and each of Messrs. Ronald A.
                 Young, John D. Morrissey, Graeme W. Henderson, Sherwin L. Samuels and Jeffrey C. Lapin (incorporated by reference to Exhibit 10.29 to the 1991 Form 10-K).2

    10.11        Form of Indemnification Agreement dated as of February 3, 1992, between the Corporation and each of Messrs. Ronald
                 A. Young, Graeme W. Henderson, Bruce M. Ford, Earle M. Jones and William H. Ling (incorporated by reference to
                 Exhibit 10.30 to the 1991 Form 10-K).2

    10.12        Executive Employment Agreement dated as of July 19, 1992, between the Trust and Jeffrey C. Lapin (incorporated by reference to Exhibit 10.4 to the Trust's and the Corporation's Joint Current Report on Form 8-K dated September 25,
                 1992 (the "September 1992 Form 8-K")).2

Exhibit No.                       Description of Exhibit
- - - -----------                       ----------------------
    10.13        First Amendment to Executive Employment Agreement dated as of March 18, 1993, between the Trust and Jeffrey C.
                 Lapin.2

    10.14        Amendment No. 2 to Executive Employment Agreement dated as of December 15, 1993, between the Trust and Jeffrey C.
                 Lapin.2

10.15 Executive Employment Agreement dated as of July 19, 1992, between the Trust and Michael W. Mooney (incorporated by reference to Exhibit 10.4 to the September 1992 Form 8-K).2

10.16 First Amendment to executive Employment Agreement dated as of March 18, 1993, between the Trust and Michael W. Mooney.2

10.17 Amendment No. 2 to Executive Employment Agreement dated as of December 15, 1993, between the Trust and Michael W. Mooney.2

10.18 Executive Employment Agreement dated as of July 19, 1992, between the Corporation and Kevin E. Mallory (incorporated by reference to Exhibit 10.5 to the September 1992 Form 8-K).2

10.19 First Amendment to executive Employment Agreement dated as of March 18, 1993, between the Trust and Kevin E. Mallory.2

10.20 Amendment No. 2 to Executive Employment Agreement dated as of December 15, 1993, between the Trust and Kevin E. Mallory.2

10.21 Termination Agreement dated as of December 29, 1992, among the Trust, the Corporation and Ronald A. Young (incorporated by reference to Exhibit 10.18 to the 1992 Form 10-K).2

10.22 Form of Amended and Restated Lease Agreement entered into as of January 1, 1993, between the Trust as Lessor and the Corporation (or a subsidiary) as Lessee (incorporated by reference to Exhibit
             10.19 to the 1992 Form 10-K).

10.23 Credit Agreement dated as of January 28, 1993 ("Credit Agreement"), among the Trust, on the one hand, and the Lenders and Wells Fargo Bank, N.A. as Collateral Agent (the "Collateral Agent") for the Lenders, on the other hand (incorporated by reference to Exhibit 10.20 to the 1992 Form 10-K).

10.24 First Amendment to Credit Agreement dated as of February 28, 1994, among the Trust, the Lenders and the Collateral Agent.


Exhibit No.  Description of Exhibit

10.25 Letter Agreement dated February 5, 1993, among the Trust, the Lenders and the Collateral Agent (incorporated by reference to Exhibit 10.21 to the 1992 Form 10-K).

10.26 Letter agreement dated as of March 29, 1993, among the Trust, the Lenders and the Collateral Agent (incorporated by reference to Exhibit 10.1 to the March 1993 Form 10-Q).

10.27 Form of Standard Provisions For Incorporation Into Various Security Agreements Relating to the Restructuring of the Obligations of Hotel Investors Trust dated as of January 28, 1993 (Exhibit H-1 to the Credit Agreement) (incorporated by reference to Exhibit 10.22 to the 1992 Form 10-K).

10.28 Form of Security Agreement dated as of January 28, 1993, between the Trust and the Collateral Agent (Exhibit H-2.1 to the Credit Agreement) (incorporated by reference to Exhibit 10.23 to the 1992 Form 10-K).

10.29 First Amendment to Security Agreement dated as of February 28, 1994, between the Trust and the Collateral Agent.

10.30 Form of Security Agreement dated as of January 28, 1993, between the Corporation and the Trust (Exhibit H-2.2 to the Credit Agreement) (incorporated by reference to Exhibit 10.24 to the 1992 Form 10-K).

10.31 Form of Security Agreement (Intercompany Note) dated as of January 28, 1993, between a subsidiary of the Corporation and the Corporation (Exhibit H-2.3 to the Credit Agreement) (incorporated by reference to Exhibit 10.25 to the 1992 Form 10-K).

10.32 Form of Security Agreement (Subsidiary Guaranty) dated as of January 28, 1993, between a subsidiary of the Corporation and the Trust (Exhibit H-2.4 to the Credit Agreement) (incorporated by reference to Exhibit 10.26 to the 1992 Form 10-K).

10.33 Form of Security Agreement (Intercompany Note) dated as of January 28, 1993, between a subsidiary of the Corporation and the Trust (Exhibit H-2.5 to the Credit Agreement) (incorporated by reference to Exhibit 10.27 to the 1992 Form 10-K).

10.34 Form of Collateral Assignment of Mortgage Notes dated as of January 28, 1993, by the Trust in favor of the Collateral Agent (Exhibit H-9 to the Credit Agreement) (incorporated by reference to Exhibit 10.28 to the 1992 Form 10-K).

Exhibit No.  Description of Exhibit

10.35 Form of Deed of Trust, Security Agreement and Fixture Filing dated as of January 28, 1993, by the Trust in favor of Commonwealth Land Title Company ("Commonwealth") for the benefit of the Collateral Agent (Exhibit H-10.1 to the Credit Agreement) (incorporated by reference to Exhibit 10.29 to the 1992 Form 10-K).

10.36 Form of Leasehold Deed of Trust Addendum to Deed of Trust Security Agreement and Fixture Filing dated as of January 28, 1993, by the Trust in favor of Commonwealth for the benefit of the Collateral Agent (Exhibit H-

             11.1 to the Credit Agreement) (incorporated by reference to
             Exhibit 10.30 to the 1992 Form 10-K).

10.37 Form of Absolute Assignment of Leases dated as of January 28, 1993, by the Trust in favor of the Collateral Agent (Exhibit H-16 to the Credit Agreement) (incorporated by reference to Exhibit
             10.31 to the 1992 Form 10-K).

10.38 Form of Confirmation of Position Agreement dated as of January 28, 1993, among the Trust, the Corporation and, inter alia, the Lenders (Exhibit M to the Credit Agreement) (incorporated by reference to Exhibit 10.32 to the 1992 Form 10-K).

10.39 Form of Deposit Pledge Agreement between the Corporation and the Trust (incorporated by reference to Exhibit 10.2 to the March 1992 Form 10-Q).

10.40 Form of Waiver and Release Agreement dated as of January 28, 1993, among the Trust and the Lenders (Exhibit S to the Credit Agreement) (incorporated by reference to Exhibit 10.34 to the 1992 Form 10-K).

10.41 Extension Agreement dated as of September 15, 1993, among the Trust, the Lenders and the Collateral Agent (incorporated by reference to Exhibit 10.1 to the Trust's and the Corporation's Joint Quarterly Report on Form 10-Q for the quarter ended September 30, 1993 (the "September 1993 Form 10-Q")).

10.42 Second Extension Agreement dated as of October 29, 1993, among the Trust, the Lenders and the Collateral Agent (incorporated by reference to Exhibit 10.2 to the September 1993 Form 10-Q).

10.43 Third Extension Agreement dated as of November 17, 1993, among the Trust, the Lenders and the Collateral Agent.

10.44 Fourth Extension Agreement dated as of December 2, 1993, among the Trust, the Lenders and the Collateral Agent.

Exhibit No.  Description of Exhibit

10.45 Fifth Extension Agreement dated as of December 16, 1993, among the Trust, the Lenders and the Collateral Agent.

10.46 Sixth Extension Agreement dated as of January 13, 1994, among the Trust, the Lenders and the Collateral Agent.

10.47 Form of Mortgage, Security Agreement and Fixture Filing for Intercompany Lease dated as of February 28, 1994, made by the Corporation (or a subsidiary of the Corporation) in favor of the Trust.

10.48 Form of Absolute Assignment of Hotel Rents dated as of February 28, 1994, made by the Corporation (or a subsidiary of the Corporation) in favor of the Trust.

21.          Subsidiaries of the Corporation.

             Hotel Investors of Arizona, Inc.
             Hotel Investors of Nebraska, Inc.
             Hotel Investors of Michigan, Inc.
             Hotel Investors of Missouri, Inc.
             Hotel Investors Corporation of Nevada
             Hotel Investors of Virginia, Inc.
             Columbus Operators, Inc.
             Lyntex Properties, Inc.
             Western Host, Inc.

23.          Consent of Independent Auditors.

             (b)  Reports on Form 8-K.

             None.

                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.




HOTEL INVESTORS TRUST                         HOTEL INVESTORS CORPORATION
(Registrant)                                  (Registrant)




By: /s/ MICHAEL W. MOONEY                     By: /s/ KEVIN E. MALLORY
   ------------------------                      ------------------------------
    Michael W. Mooney                             Kevin E. Mallory
    Chief Financial Officer                       Executive Vice President
                                                  (Principal Executive Officer)





Dated:  September 28, 1994

                             HOTEL INVESTORS TRUST
                          HOTEL INVESTORS CORPORATION

        INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

                        AS OF DECEMBER 31, 1993 AND 1992
              AND FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED
                               DECEMBER 31, 1993



INDEPENDENT AUDITORS' REPORT ........................................................    F-1

HOTEL INVESTORS TRUST AND HOTEL INVESTORS CORPORATION:

         Combined Balance Sheets ....................................................    F-4
         Combined Statements of Operations ..........................................    F-5
         Combined Statements of Cash Flows ..........................................    F-6
         Combined Statements of Shareholders' Equity ................................    F-7

HOTEL INVESTORS TRUST:

         Balance Sheets .............................................................    F-8
         Statements of Operations ...................................................    F-9
         Statements of Cash Flows ...................................................   F-10
         Statements of Shareholders' Equity .........................................   F-11

HOTEL INVESTORS CORPORATION:

         Balance Sheets .............................................................   F-12
         Statements of Operations ...................................................   F-13
         Statements of Cash Flows ...................................................   F-14
         Statements of Shareholders' Deficit ........................................   F-15

NOTES TO FINANCIAL STATEMENTS .......................................................   F-16

SCHEDULES:

         Schedule IV - Indebtedness of and to Related Parties .......................   F-39
         Schedule IX - Short-term Borrowings ........................................   F-41
         Schedule X  - Supplementary Statements of Operations Information ...........   F-42
         Schedule XI - Real Estate and Accumulated Depreciation .....................   F-43
         Schedule XII- Mortgage Loans on Real Estate ................................   F-47

INDEPENDENT AUDITORS' REPORT



To the Boards of Trustees and Directors and Shareholders of Hotel Investors Trust and Hotel Investors Corporation:


We have audited the accompanying separate and combined financial statements of Hotel Investors Trust (a Maryland real estate investment trust) (the "Trust") and Hotel Investors Corporation (a Maryland corporation) and its subsidiaries (the "Corporation"), collectively the "Companies", as of December 31, 1993 and 1992, and for each of the three years in the period ended December 31, 1993, listed in the foregoing index to financial statements and financial statement schedules. Our audits also included the financial statement schedules listed in the foregoing index to financial statements and financial statement schedules. These financial statements and financial statement schedules are the responsibility of the Companies' managements. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


In our opinion, such separate and combined financial statements present fairly, in all material respects, the financial position of the Companies and the financial position of the Trust and the Corporation as of December 31, 1993 and 1992, and their respective results of their operations and their cash flows for each of the three years in the period ended December 31, 1993 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.



The accompanying financial statements and financial statement schedules have been prepared assuming the Companies will continue as going concerns. As discussed in Note 2 to the financial statements, the Trust was in default at December 31, 1992 on its obligations to repay indebtedness under the Trust Line of Credit Agreement and Senior Notes Agreements. As discussed in Note 6 to the financial statements, because of the substantial operating losses and cash flow deficiencies experienced by the Corporation, which also had a deficiency in net assets, the Corporation has been unable to repay amounts due to the Trust. These conditions raise substantial doubt about the Trust's and the Corporation's ability to continue as going concerns.

Managements' plans concerning these matters are described in Notes 2 and 6 to the financial statements. The financial statements and financial statement schedules do not include any adjustments that might result from the outcome of these uncertainties.




Los Angeles, California
March 25, 1994, except for Note 13,
as to which the date is September 28, 1994

                            THIS PAGE INTENTIONALLY

                                   LEFT BLANK

             HOTEL INVESTORS TRUST AND HOTEL INVESTORS CORPORATION

                            COMBINED BALANCE SHEETS

                                                                  DECEMBER 31,     DECEMBER 31,
                                                                      1993             1992
                                                                  ------------     ------------
ASSETS
Hotel assets -- net.............................................  $ 167,249,000     $ 177,462,000
Mortgage notes receivable -- net................................     11,642,000        10,010,000
Investment in joint venture hotel properties....................        281,000           281,000
                                                                  -------------     -------------
          Total real estate investments.........................    179,172,000       187,753,000
Cash and cash equivalents.......................................      5,652,000        10,517,000
Accounts receivable.............................................      4,360,000         4,464,000
Notes receivable -- net.........................................      1,717,000         1,772,000
Inventories, prepaid expenses and other assets..................      4,451,000         6,439,000
                                                                  -------------     -------------
                                                                  $ 195,352,000     $ 210,945,000
                                                                  =============     =============
LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
Secured notes payable and revolving line of credit..............  $ 128,802,000     $ 128,223,000
Mortgage and other notes payable................................     42,084,000        42,074,000
Accounts payable and other liabilities..........................     11,140,000        20,297,000
                                                                  -------------     -------------
                                                                    182,026,000       190,594,000
                                                                  -------------     -------------
Commitments and contingencies

SHAREHOLDERS' EQUITY
Trust shares of beneficial interest, $1.00 par value; authorized
  30,000,000 shares; outstanding 12,132,948 shares..............     12,133,000        12,133,000
Corporation common stock, $0.10 par value; authroized 30,000,000
  shares; outstanding 12,132,948 shares.........................      1,213,000         1,213,000
Additional paid-in capital......................................    210,497,000       210,673,000
Share purchase notes............................................       (291,000)         (474,000)
Accumulated deficit.............................................   (210,226,000)     (203,194,000)
                                                                  -------------     -------------
                                                                     13,326,000        20,351,000
                                                                  -------------     -------------
                                                                  $ 195,352,000     $ 210,945,000
                                                                  =============     =============

                See accompanying notes to financial statements.

             HOTEL INVESTORS TRUST AND HOTEL INVESTORS CORPORATION

                       COMBINED STATEMENTS OF OPERATIONS

                                                              YEARS ENDED DECEMBER 31,
                                                   ----------------------------------------------
                                                       1993             1992             1991
                                                   ------------     ------------     ------------
REVENUE
Hotel............................................  $ 86,903,000     $ 88,812,000     $ 85,156,000
Gaming...........................................    27,505,000       26,150,000       22,609,000
Interest from mortgage and other notes...........     1,412,000        1,348,000        1,761,000
Management fees and other notes..................       475,000        1,186,000        1,376,000
Rents from leased hotel properties and income
  from joint ventures............................       839,000          947,000          936,000
Gain (loss) on sales of hotel assets.............        21,000         (787,000)       1,598,000
                                                   ------------     ------------     ------------
                                                    117,155,000      117,656,000      113,436,000
                                                   ------------     ------------     ------------
EXPENSES
Hotel operations.................................    68,132,000       68,620,000       65,963,000
Gaming operations................................    24,055,000       23,699,000       21,948,000
Interest.........................................    15,187,000       14,208,000       16,458,000
Depreciation and amortization....................     9,232,000       10,196,000       11,688,000
Administrative and operating.....................     5,212,000        6,365,000        6,086,000
Loan restructuring costs.........................                     10,892,000        3,797,000
Provision for losses.............................     2,369,000        3,419,000        9,580,000
                                                   ------------     ------------     ------------
                                                    124,187,000      137,399,000      135,520,000
                                                   ------------     ------------     ------------
                                         NET LOSS  $ (7,032,000)    $(19,743,000)    $(22,084,000)
                                                   ============     ============     ============
                        NET LOSS PER PAIRED SHARE        $(0.58)          $(1.63)          $(1.82)
                                                         ======           ======           ======

                See accompanying notes to financial statements.
                                     F-5

             HOTEL INVESTORS TRUST AND HOTEL INVESTORS CORPORATION

                       COMBINED STATEMENTS OF CASH FLOWS

                                                              YEARS ENDED DECEMBER 31,
                                                    ---------------------------------------------
                                                       1993             1992             1991
                                                    -----------     ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss..........................................  $(7,032,000)    $(19,743,000)    $(22,084,000)
Adjustments to reconcile net loss to net cash
  provided by (used in) operating activities:
  Depreciation and amortization...................    9,232,000       10,196,000       11,688,000
  Capitalized loan costs and deferred interest....    6,275,000
  (Gain) loss on sales of hotel assets............      (21,000)         787,000       (1,598,000)
  Provision for investment losses.................    2,369,000        3,419,000        9,580,000
Changes in assets and liabilities:
  Accounts receivable, inventories and prepaid
     expenses.....................................    2,118,000           14,000       (1,131,000)
  Accounts payable and other liabilities..........   (8,453,000)      10,017,000       (2,613,000)
                                                    -----------     ------------     ------------
          Net cash provided by (used in) operating
            activities............................    4,488,000        4,690,000       (6,158,000)
                                                    -----------     ------------     ------------
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to hotel assets.........................   (6,577,000)      (2,990,000)      (4,551,000)
Net proceeds from sales of assets.................    6,130,000          488,000       15,200,000
Increase in notes receivable......................   (1,985,000)
Principal received on notes receivable............      409,000        1,006,000        1,110,000
Other intangible assets...........................      (47,000)         (18,000)         244,000
Acquisition of minority interest/hotels...........   (1,575,000)                          156,000
                                                    -----------     ------------     ------------
          Net cash provided by (used in) investing
            activities............................   (3,645,000)      (1,514,000)      12,159,000
                                                    -----------     ------------     ------------
CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on mortgage and other notes
  payable.........................................   (1,666,000)      (1,146,000)      (1,088,000)
Borrowings under mortgage and other notes.........    1,676,000                           761,000
Principal payments on secured notes payable and
  revolving line of credit........................   (5,695,000)                       (6,727,000)
Payments to minority shareholders.................      (28,000)        (111,000)        (125,000)
Principal received on share purchase notes........        5,000            2,000           40,000
                                                    -----------     ------------     ------------
          Net cash provided by (used in) financing
            activities............................   (5,708,000)      (1,255,000)      (7,139,000)
                                                    -----------     ------------     ------------
INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS.....................................   (4,865,000)       1,921,000       (1,138,000)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR....   10,517,000        8,596,000        9,734,000
                                                    -----------     ------------     ------------
CASH AND CASH EQUIVALENTS AT END OF YEAR..........  $ 5,652,000     $ 10,517,000     $  8,596,000
                                                    ===========     ============     ============

                 See accompanying notes to financial statements

             HOTEL INVESTORS TRUST AND HOTEL INVESTORS CORPORATION

                  COMBINED STATEMENTS OF SHAREHOLDERS' EQUITY

                      TRUST SHARES
                           OF         CORPORATION     ADDITIONAL       SHARE                           TOTAL
                       BENEFICIAL       COMMON         PAID-IN       PURCHASE      ACCUMULATED     SHAREHOLDERS'
                        INTEREST         STOCK         CAPITAL         NOTES         DEFICIT          EQUITY
                      ------------    -----------    ------------    ---------    -------------    -------------
Balance January 1,
  1991..............  $12,133,000     $1,213,000     $210,673,000    $(548,000)   $(161,367,000)   $ 62,104,000
  Principal payments
     and reductions
     of share
     purchase
     notes..........                                                    63,000                           63,000
  Net loss..........                                                                (22,084,000)    (22,084,000)
                      ------------    -----------    ------------    ---------    -------------    ------------
Balance December 31,
  1991..............   12,133,000      1,213,000      210,673,000     (485,000)    (183,451,000)     40,083,000
  Principal payments
     and reductions
     of share
     purchase
     notes..........                                                    11,000                           11,000
  Net loss..........                                                                (19,743,000)    (19,743,000)
                      ------------    -----------    ------------    ---------    -------------    ------------
Balance December 31,
  1992..............   12,133,000      1,213,000      210,673,000     (474,000)    (203,194,000)     20,351,000
  Principal payments
     and reductions
     of share
     purchase
     notes..........                                     (176,000)     183,000                            7,000
  Net loss..........                                                                 (7,032,000)     (7,032,000)
                      ------------    -----------    ------------    ---------    -------------    ------------
Balance December 31,
  1993..............   12,133,000      1,213,000      210,497,000     (291,000)    (210,226,000)     13,326,000
                      ===========     ==========     ============    =========    =============    ============

                See accompanying notes to financial statements.

                             HOTEL INVESTORS TRUST

                                 BALANCE SHEETS

                                                                  DECEMBER 31,     DECEMBER 31,
                                                                      1993             1992
                                                                  ------------     ------------
ASSETS
Hotel assets -- net.............................................  $ 129,918,000     $ 141,018,000
Mortgage notes receivable -- net................................     11,642,000        10,010,000
Investment in joint venture hotel properties....................        276,000           276,000
                                                                  -------------     -------------
          Total real estate investments.........................    141,836,000       151,304,000
Cash and cash equivalents.......................................        918,000         2,615,000
Accounts receivable.............................................      1,011,000         1,492,000
Rent and interest receivable -- Corporation.....................                         448,000
Notes receivable -- Corporation.................................     87,486,000        87,490,000
Notes receivable -- net.........................................      1,025,000         1,025,000
Prepaid expenses and other assets...............................        569,000         1,166,000
                                                                  -------------     -------------
                                                                  $ 232,845,000     $ 245,540,000
                                                                  =============     =============
LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
Secured notes payable and revolving line of credit..............  $ 128,802,000     $ 128,223,000
Mortgage and other notes payable................................     27,724,000        29,318,000
Accounts payable and other liabilities..........................      4,114,000        11,628,000
                                                                  -------------     -------------
                                                                    160,640,000       169,169,000
                                                                  -------------     -------------
Commitments and contingencies

SHAREHOLDERS' EQUITY
Trust shares of beneficial interest, $1.00 par value; authorized
  30,000,000 shares; outstanding 12,132,948 shares..............     12,133,000        12,133,000
Additional paid-in capital......................................    204,640,000       204,816,000
Share purchase notes............................................       (291,000)         (190,000)
Accumulated deficit.............................................   (144,277,000)     (140,388,000)
                                                                  -------------     -------------
                                                                     72,205,000        76,371,000
                                                                  -------------     -------------
                                                                  $ 232,845,000     $ 245,540,000
                                                                  =============     =============


                See accompanying notes to financial statements.

                             HOTEL INVESTORS TRUST

                            STATEMENTS OF OPERATIONS

                                                               YEARS ENDED DECEMBER 31,
                                                     --------------------------------------------
                                                        1993            1992             1991
                                                     -----------     -----------     ------------
REVENUE
Rents from Corporation.............................  $16,481,000     $21,177,000     $ 22,093,000
Interest from Corporation..........................    1,534,000       4,123,000        4,382,000
Interest form mortgage and other notes.............    1,288,000       1,101,000        1,440,000
Rents from other leased hotel properties and income
  from joint ventures..............................      839,000         947,000          936,000
Other income.......................................      253,000         227,000          309,000
Gain (loss) on sales of hotel assets...............      (53,000)       (791,000)         390,000
                                                     -----------     -----------     ------------
                                                      20,342,000      26,784,000       29,550,000
                                                     -----------     -----------     ------------
EXPENSES
Interest...........................................   14,020,000      12,959,000       15,859,000
Depreciation and amortization......................    5,630,000       6,794,000        9,030,000
Administrative and operating.......................    2,212,000       2,538,000        2,949,000
Loan restructuring costs...........................                   10,892,000        3,797,000
Provision for losses...............................    2,369,000       3,419,000        8,867,000
                                                     -----------     -----------     ------------
                                                      24,231,000      36,602,000       40,502,000
                                                     -----------     -----------     ------------
                                           NET LOSS  $(3,889,000)    $(9,818,000)    $(10,952,000)
                                                     ===========     ===========     ============
                                 NET LOSS PER SHARE       $(0.32)         $(0.81)          $(0.90)
                                                          =======         ======           ======

                See accompanying notes to financial statements.

                             HOTEL INVESTORS TRUST

                            STATEMENTS OF CASH FLOWS

                                                               YEARS ENDED DECEMBER 31,
                                                     --------------------------------------------
                                                        1993            1992             1991
                                                     -----------     -----------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss...........................................  $(3,889,000)    $(9,818,000)    $(10,952,000)
Adjustments to reconcile net income (loss) to net
  cash provided by (used in) operating activities:
  Depreciation and amortization....................    5,630,000       6,794,000        9,030,000
  Capitalized loan costs and deferred interest.....    6,275,000
  (Gain)/Loss on sales of hotel assets.............       53,000         791,000         (390,000)
  Provision for losses.............................    2,369,000       3,419,000        8,867,000
Changes in operating assets and liabilities:
  Rent and interest receivable -- Corporation......   (1,865,000)     (8,238,000)     (13,165,000)
  Accounts receivable and prepaid expense..........    1,037,000         115,000         (659,000)
  Accounts payable and other liabilities...........   (6,820,000)      9,710,000       (1,543,000)
                                                     -----------     -----------     ------------
          Net cash provided by (used in) operating
            activities.............................    2,790,000       2,773,000       (8,812,000)
                                                     -----------     -----------     ------------
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to hotel assets..........................   (1,372,000)     (1,700,000)      (3,217,000)
Net proceeds from sales of assets..................    5,360,000         189,000       13,596,000
Increase in mortgage notes receivable..............   (1,985,000)
Principal received on mortgage and other notes
  receivable.......................................      353,000         957,000        1,064,000
Other intangible assets............................                      (18,000)         244,000
Net changes in notes receivable -- Corporation.....    2,039,000         411,000        1,202,000
                                                     -----------     -----------     ------------
Acquisition of minority interest...................   (1,575,000)
                                                     -----------     -----------     ------------
          Net cash provided by (used in) investing
            activities.............................    2,820,000        (161,000)      12,889,000
                                                     -----------     -----------     ------------
CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on mortgage and other notes
  payable..........................................   (1,594,000)       (754,000)        (708,000)
Principal payments on secured notes payable and
  revolving line of credit.........................   (5,695,000)                      (6,727,000)
Payments to minority shareholders..................      (18,000)        (97,000)        (112,000)
Principal received on share purchase notes.........                        1,000           40,000
                                                     -----------     -----------     ------------
          Net cash provided by (used in) financing
            activities.............................   (7,307,000)       (850,000)      (7,507,000)
                                                     -----------     -----------     ------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS...   (1,697,000)      1,762,000       (3,430,000)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR.....    2,615,000         853,000        4,283,000
                                                     -----------     -----------     ------------
CASH AND CASH EQUIVALENTS AT END OF YEAR...........  $   918,000     $ 2,615,000     $    853,000
                                                     ===========     ===========     ============

                 See accompanying notes to financial statements

                             HOTEL INVESTORS TRUST

                       STATEMENTS OF SHAREHOLDERS' EQUITY

                                    SHARES OF       ADDITIONAL       SHARE                            TOTAL
                                    BENEFICIAL       PAID-IN        PURCHASE      ACCUMULATED     SHAREHOLDERS'
                                     INTEREST        CAPITAL         NOTES          DEFICIT          EQUITY
                                   -----------     ------------    ----------    -------------    -------------
Balance January 1, 1991..........  $12,133,000     $204,816,000    $(244,000)    $(119,618,000)   $  97,087,000
  Principal payments and
     reductions of share purchase
     notes.......................                                     53,000                             53,000
  Net loss.......................                                                  (10,952,000)     (10,952,000)
                                   -----------     ------------    ---------     -------------    -------------
Balance January 31, 1991.........   12,133,000      204,816,000     (191,000)     (130,570,000)      86,188,000
  Principal payments and
     reductions of share purchase
     notes.......................                                      1,000                              1,000
  Net loss.......................                                                   (9,818,000)      (9,818,000
                                   -----------     ------------    ---------     -------------    -------------
Balance December 31, 1992........   12,133,000      204,816,000     (190,000)     (140,388,000)      76,371,000
  Principal payments, reductions
     and transfer of share
     purchase notes from the
     Corporation -- net..........                      (176,000)    (101,000)                          (277,000)
  Net loss.......................                                                   (3,889,000)      (3,889,000)
                                   -----------     ------------    ---------     -------------    -------------
Balance December 31, 1993........  $12,133,000     $204,640,000    $(291,000)    $(144,277,000)   $  72,205,000
                                   ===========     ============    =========     =============    =============

                See accompanying notes to financial statements.

                          HOTEL INVESTORS CORPORATION

                                 BALANCE SHEETS

                                                                  DECEMBER 31,     DECEMBER 31,
                                                                      1993             1992
                                                                  ------------     ------------
ASSETS
  Hotel assets -- net...........................................  $ 37,331,000     $ 36,444,000
Investment in joint venture hotel properties....................         5,000            5,000
                                                                  ------------     ------------
          Total real estate investments.........................    37,336,000       36,449,000
Cash and cash equivalents.......................................     4,734,000        7,902,000
Accounts receivable.............................................     3,349,000        2,972,000
Notes receivable................................................       692,000        1,015,000
Inventories, prepaid expenses and other assets..................     3,882,000        5,273,000
                                                                  ------------     ------------
                                                                  $ 49,993,000     $ 53,611,000
                                                                  ============     ============
LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
Mortgage and other notes payable................................  $ 14,360,000     $ 12,756,000
Notes payable -- Trust..........................................    87,486,000       87,490,000
Rent and interest payable -- Trust..............................                        448,000
Accounts payable and other liabilities..........................     7,026,000        8,669,000
                                                                  ------------     ------------
                                                                   108,872,000      109,363,000
                                                                  ------------     ------------
Commitments and contingencies

SHAREHOLDERS' DEFICIT
Corporation common stock, $0.10 par value; authorized 30,000,000
  shares; outstanding 12,132,948 shares.........................     1,213,000        1,213,000
Additional paid-in capital......................................     5,857,000        5,857,000
Share purchase notes............................................                        (16,000)
Accumulated deficit.............................................   (65,949,000)     (62,806,000)
                                                                  ------------     ------------
                                                                   (58,879,000)     (55,752,000)
                                                                  ------------     ------------
                                                                  $ 49,993,000     $ 53,611,000
                                                                  ============     ============

                See accompanying notes to financial statements.

                          HOTEL INVESTORS CORPORATION

                            STATEMENTS OF OPERATIONS

                                                              YEARS ENDED DECEMBER 31,
                                                   ----------------------------------------------
                                                       1993             1992             1991
                                                   ------------     ------------     ------------
REVENUE
Hotel............................................  $ 86,903,000     $ 88,812,000     $ 85,156,000
Gaming...........................................    27,505,000       26,150,000       22,609,000
Interest from notes receivable...................       124,000          247,000          321,000
Management fees and other income.................       222,000          959,000        1,067,000
Gain (loss) on sales of hotel assets.............        74,000            4,000        1,208,000
                                                   ------------     ------------     ------------
                                                    114,828,000      116,172,000      110,361,000
                                                   ------------     ------------     ------------
EXPENSES
Hotel operations.................................    68,132,000       68,620,000       65,963,000
Gaming operations................................    24,055,000       23,699,000       21,948,000
Rent -- Trust....................................    16,481,000       21,177,000       22,093,000
Interest -- Trust................................     1,534,000        4,123,000        4,382,000
Interest -- other................................     1,167,000        1,249,000          599,000
Depreciation and amortization....................     3,602,000        3,402,000        2,658,000
Administrative and operating.....................     3,000,000        3,827,000        3,137,000
Provision for losses.............................                                         713,000
                                                   ------------     ------------     ------------
                                                    117,971,000      126,097,000      121,493,000
                                                   ------------     ------------     ------------
                                         NET LOSS  $ (3,143,000)    $ (9,925,000)    $(11,132,000)
                                                   ============     ============     ============
                               NET LOSS PER SHARE        $(0.26)          $(0.82)          $(0.92)
                                                         ======           ======           ======

                See accompanying notes to financial statements.

                          HOTELS INVESTORS CORPORATION

                            STATEMENTS OF CASH FLOWS

                                                                 YEARS ENDED DECEMBER 31,
                                                         ----------------------------------------
                                                            1993          1992           1991
                                                         -----------   -----------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss...............................................  $(3,143,000)  $(9,925,000)  $(11,132,000)
Adjustments to reconcile net loss to net cash provided
  by
  (used in) operating activities:
  Depreciation and amortization........................    3,602,000     3,402,000      2,658,000
  Gain on sales of hotel assets........................      (74,000)       (4,000)    (1,208,000)
  Provision for losses.................................                                   713,000
Changes in operating assets and liabilities:
  Accounts receivable, inventories and prepaid
     expenses..........................................    1,081,000      (101,000)      (472,000)
  Rent and interest payable -- Trust...................    1,865,000     8,238,000     13,165,000
                                                         -----------   -----------   ------------
  Accounts payable and other liabilities...............   (1,633,000)      307,000     (1,070,000)
                                                         -----------   -----------   ------------
     Net cash provided by (used in) operating
       activities......................................    1,698,000     1,917,000      2,654,000
                                                         -----------   -----------   ------------
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to hotel assets..............................   (5,205,000)   (1,290,000)    (1,334,000)
Net proceeds from sales of hotel assets................      770,000       299,000      1,604,000
Increase in other assets...............................      (47,000)
Principal received on notes receivable.................       56,000        49,000         46,000
Other intangible assets................................
Acquisition of hotels -- net of cash...................                                   156,000
                                                         -----------   -----------   ------------
  Net cash provided by (used in) investing
     activities........................................   (4,426,000)     (942,000)       472,000
                                                         -----------   -----------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES
Net change in notes payable -- Trust...................   (2,039,000)     (411,000)    (1,202,000)
                                                         -----------   -----------   ------------
Principal payments on mortgage and other notes
  payable..............................................      (72,000)     (392,000)      (380,000)
Borrowings under mortgage and other notes..............    1,676,000                      761,000
Payments to minority shareholders......................      (10,000)      (14,000)       (13,000)
Principal received on share purchase notes.............        5,000         1,000
                                                         -----------   -----------   ------------
  Net cash provided by (used in) financing
     activities........................................     (440,000)     (816,000)      (834,000)
                                                         -----------   -----------   ------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS.......   (3,168,000)      159,000      2,292,000
CASH AND CASH EQUIVALENTS AT BEGINNING
  OF YEAR..............................................    7,902,000     7,743,000      5,451,000
                                                         -----------   -----------   ------------
CASH AND CASH EQUIVALENTS AT END
  OF YEAR..............................................  $ 4,734,000   $ 7,902,000   $  7,743,000
                                                         ===========   ===========   ============

                See accompanying notes to financial statements.

                          HOTEL INVESTORS CORPORATION

                      STATEMENTS OF SHAREHOLDERS' DEFICIT

                                              ADDITIONAL     SHARE                         TOTAL
                                  COMMON        PAID-IN     PURCHASE    ACCUMULATED     SHAREHOLDERS'
                                   STOCK        CAPITAL      NOTES        DEFICIT         DEFICIT
                                -----------   -----------   --------    ------------    ------------
Balance January 1, 1991.......  $1,213,000    $5,857,000    $(17,000)   $(41,749,000)   $(34,696,000)
  Net loss....................                                           (11,132,000)    (11,132,000)
                                ----------    ----------    --------    ------------    ------------
Balance December 31, 1991.....   1,213,000     5,857,000     (17,000)    (52,881,000)    (45,828,000)
  Principal payments and
     reductions of share
     purchase notes...........                                 1,000                           1,000
  Net loss....................                                            (9,925,000)     (9,925,000)
                                ----------    ----------    -------     ------------    ------------
Balance December 31, 1992.....   1,213,000     5,857,000    (16,000)     (62,806,000)    (55,752,000)
  Principal payments,
     reductions and transfer
     of share purchase notes
     to the Trust.............                               16,000                          16,000
  Net loss....................                                            (3,143,000)     (3,143,000)
                                ----------    ----------    -------     ------------    ------------
Balance December 31, 1993.....  $1,213,000    $5,857,000                $(65,949,000)   $(58,879,000)
                                ==========    ==========    =======     ============    ============

                See accompanying notes to financial statements.

                             HOTEL INVESTORS TRUST
                        AND HOTEL INVESTORS CORPORATION

                         NOTES TO FINANCIAL STATEMENTS



1.       Organization and Summary of Significant Accounting Policies.

General

         The accompanying financial statements include the accounts of Hotel Investors Trust (the "Trust") and Hotel Investors Corporation and its subsidiaries (the "Corporation"). The Trust was formed as a real estate investment trust under the Internal Revenue Code ("REIT") in 1969. In 1980, the Trust formed the Corporation and made a distribution to the Trust's shareholders of one share of common stock of the Corporation for each share of beneficial interest of the Trust. The shares of the Trust and the shares of the Corporation are paired on a one-for-one basis, and can only be transferred in units ("Paired Shares") consisting of the same number of shares of the Trust and of the Corporation.

         The combined financial statements include the accounts of the Trust and the Corporation (the "Companies"). All material intercompany balances and transactions have been eliminated in the combined and separate consolidated financial statements.

         The Companies own and operate hotels located throughout the United States and two hotel/casinos in Las Vegas. The hotels range in size from 90 to 445 rooms and offer services to both business and transient travelers.

Basis of presentation

         The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As discussed in
Note 2 the Trust was in default at December 31, 1992 on its obligations to repay indebtedness under the Trust Line of Credit Agreement and Senior Notes Agreements. Effective January 28, 1993, the Trust entered into a Credit Agreement with its lenders to restructure such indebtedness. The agreement, among other things, required the Trust to acquire all of the assets of the Trust's subsidiary and to comply with specific financial covenants, operating restrictions and reporting requirements. The Trust's ability to comply with the requirements of the Credit Agreement, for which the inability to comply therewith would result in a default under the Credit Agreement, cannot presently be determined. As discussed in Note 6 to the financial statements, because of the substantial operating losses and cash flow deficiencies experienced by the Corporation, which also has a deficiency in net assets, the ultimate recovery of all amounts due to the Trust from the Corporation is highly uncertain. These conditions raise substantial doubt about the Companies' ability to continue as going concerns.

         Management's plans regarding the ability to continue as a going concern as are discussed in Notes 2 and 6 (see also Note 13 for Subsequent Events). Management believes that these plans will permit the Companies to generate sufficient cash flow to support their operations through December 31, 1994.

         The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Companies be unable to continue as going concerns. The Companies' continuation as going concerns is dependent upon their ability to comply with the requirements of the Credit Agreement and to generate sufficient cash flow to meet their obligations on a timely basis.

Hotel assets

         Hotel assets are stated at cost and are depreciated using straight-line and declining-balance methods over estimated useful lives of five to forty years for buildings and improvements and three to twelve years for furniture, fixtures and equipment. Amounts allocated to leasehold interests are amortized using the straight-line method over lease terms of ten to forty years.

         In connection with the debt restructuring (See Note 2), the Companies intend to sell hotels at sale prices which the managements of the Companies believe reflect the fair value of the hotels. When it is the opinion of management that the fair value of a hotel which has been identified for sale is less than the net book value of the hotel, a reserve for losses is established. Fair value is determined based upon discounted cash flow of the properties at rates deemed reasonable for the type of property and prevailing market conditions, appraisals and, if appropriate, current estimated net sales proceeds. A gain or loss is recorded to the extent the amounts ultimately received differ from the adjusted book values of the hotel assets. Gains on sales of hotel assets are recognized at the time the hotel assets are sold, provided there is reasonable assurance of the collectability of the sales price, and any future activities to be performed by the Companies relating to the hotel assets sold are insignificant. Losses on sales of hotel assets are recognized at the time the hotel assets are sold.

         A summary of hotel assets at December 31, 1993 and 1992 is as follows (in thousands):


                                                Trust                             Corporation
                                                -----                             -----------

                                        1993             1992              1993               1992
                                      --------         --------          --------           --------
 Land and leasehold
 interests in land...........         $ 47,204         $ 46,218          $ 15,378           $ 15,378

 Buildings and
  improvements...............          148,460          166,537            22,545             19,220

 Furniture, fixtures and
 equipment...................           28,506           30,685            16,867             17,150

 Accumulated depreciation
 and amortization............          (51,487)         (49,483)          (14,828)           (12,673)
 Reserve for                           (42,765)         (52,939)           (2,631)            (2,631)
                                      --------         --------          --------           --------
 losses............
     Hotel assets - net......         $129,918         $141,018          $ 37,331           $ 36,444
                                      ========         ========          ========           ========


Mortgage notes receivable


         When events become known that indicate that the collectibility of a specific loan is uncertain, interest income is no longer accrued and an allowance for loss is established based upon an analysis of the net realizable value of the underlying property collateralizing the loan.

Statements of cash flows

         Cash and cash equivalents are defined as cash on hand and in banks plus all short-term investments with a maturity, at the date of purchase, of three months or less.

         Interest paid in cash by the Trust in the years ended December 31, 1993, 1992, and 1991 was $13,205,000, $12,992,000 and $17,653,000,
respectively.

         Interest paid in cash by the Corporation in the years ended December 31, 1993, 1992, and 1991 was

$140,000, $1,536,000 and $1,295,000, respectively.

         In July, 1991, the Corporation, as a general partner of a limited partnership, became the majority owner of the Milwaukee Marriott Hotel (See
Note 5). In conjunction with the acquisition, liabilities were assumed as follows:



         Fair value of assets acquired                    $23,872,000
         Cash paid for partnership interest                   (51,000)
                                                          -----------
         Liabilities assumed                              $23,821,000
                                                          ===========

In December 1993, the Corporation transferred $278,000 of Share Purchase loans and reduced Notes Payable - Trust.

Inventories

         Inventories are stated at the lower of cost or market with cost determined on a first-in, first-out basis.

Gaming revenue

         Gaming revenue relates to the two hotel/casinos and includes the net wins from gaming activities, as well as room, food, beverage and other revenues, net of promotional allowances.

Income taxes

         The Trust and the Corporation adopted Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes", effective January 1, 1993. This Statement supersedes SFAS No. 96, "Accounting for Income Taxes", which the Trust and the Corporation did not adopt and also supersedes Accounting Principles Board Opinion No. 11 which the Trust and the Corporation had previously applied. The effects of adopting SFAS No. 109 and related disclosures are described below. The adoption of SFAS No. 109 did not have a material effect on the financial statements of the Trust or the Corporation.

Trust:

         No provision for federal income taxes has been made for the Trust since, in the opinion of management, the Trust qualifies as a REIT under sections 856 through 860 of the Internal Revenue Code (see Note 13).

         Temporary differences in significant assets and liabilities for financial and tax reporting purposes, include valuation allowances, loan restructuring costs and depreciation. The tax basis of the Trust's hotel assets as of December 31, 1993 was $145,943,000. As of December 31, 1993, the Trust had a net operating loss carryforward for federal income tax purposes of approximately $26,650,000 which expires in various years beginning in 2006.

Corporation:

Components of accumulated deferred income taxes as of December 31, 1993 are as follows:

        Deferred tax assets:

           Operating loss carryforwards                            $ 19,740,000
           Losses from investments in partnerships                    1,659,000
           Property, equipment and other                              1,224,000
           Tax credit carryforwards                                     162,000
                                                                   ------------
                                                                     22,785,000
           Valuation allowance                                      (22,785,000)
                                                                   ------------
           Net deferred tax                                        $          0
                                                                   ============

         A valuation allowance is recorded if based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax asset will not be realized.

         As of December 31, 1993, the Corporation had net operating loss carryforwards for federal income tax purposes of approximately $56,400,000 which expire in various years beginning in 1997. The Corporation also has tax credit carryforwards of approximately $162,000 as of December 31, 1993, which expire in various years beginning in 1996.


Loan restructuring costs

         Management of the Trust has concluded that the debt restructuring discussed in Note 2 represented a "troubled debt restructuring" as defined under generally accepted accounting principles, and accordingly, all restructuring costs have been expensed as incurred. The Trust expensed loan restructuring costs of $10,892,000 and $3,797,000 in the years ended December 31, 1992 and 1991, respectively. As a result of the execution of the definitive agreement for debt restructuring in January, 1993, the Trust accrued as of December 31, 1992, $8,713,000 for known future identifiable costs connected with the restructuring. In February and March 1993, upon execution of the definitive debt restructuring agreement, $700,000 was paid by the Trust to the Institutional Lenders and $4,032,000 was added to the loan balance under the terms of the Credit Agreement for restructuring costs due the Institutional Lenders for legal and other experts, which was accrued as of December 31, 1992. In addition, previously accrued restructuring costs of $2,662,000 were paid during the year ended December 31, 1993.

Net loss per share

         Net loss per share is based on the weighted average number of common and common equivalent shares outstanding during the year which is on a Paired Share basis for purposes of the combined financial statements. Outstanding options and warrants are included as common equivalent shares using the treasury stock method when the effect is dilutive. The weighted average number of shares and Paired Shares used in determining net loss per share and per Paired Share was 12,132,948 for the years ended December 31, 1993, 1992 and 1991.

Fair value of financial instruments


         The following disclosure of estimated fair value was determined by available market information and appropriate valuation methodologies. However, considerable judgement is necessary to interpret market data and develop the related estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that could be realized upon disposition of the financial instruments. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.


         Cash and cash equivalents, accounts receivable and accounts payable and other liabilities are carried at amounts which reasonably approximate their fair value.


         The carrying value of fixed rate mortgage notes receivable approximate their fair value as their interest rates approximate rates available for similar transactions at December 31, 1993.


         The carrying value of the secured notes payable and revolving line of credit approximate fair value as the related interest rates are variable.


         Fixed rate notes payable with carrying values of $27,724,000 and $14,360,000 for the Trust and Corporation at December 31, 1993 have a fair value of $28,507,000 and $13,110,000 as estimated based on debt with similar terms and maturities.

Reclassifications

         Certain reclassifications have been made to the 1992 and 1991 financial statements to conform with the 1993 financial statement presentation.

2.       Senior Notes Payable and Revolving Line of Credit and Debt
         Restructuring.

         As of March 31, 1991, the Trust was in default under the Trust Line of Credit and the Senior Note Agreements due to the Trust's failure to comply with certain financial covenants and to collect certain rents from the Corporation. As a result of such defaults, upon the April 30, 1991 expiration of the revolving line of credit provided by the Trust Line of Credit, the five-year secured term loan originally contemplated by the Trust Line of Credit was not made available to the Trust, and the entire amount of borrowings then outstanding under the Trust Line of Credit were deemed due and payable. On May 6, 1991, the Insurance Companies notified the Trust that as a result of the above-described defaults, all amounts due under the Senior Notes also were immediately due and payable. In response to the foregoing events, the Trust announced that it did not have sufficient funds to repay the approximately $135,000,000 then outstanding under the Trust Line of Credit and the Senior Notes and that as of April 30, 1991, the Trust was suspending the payment of interest on such borrowings and certain related fees pending an agreement with the Institutional Lenders for a debt restructuring.

Debt Restructuring - Effective January 28, 1993, the Trust executed a definitive credit agreement (as subsequently amended, the "Credit Agreement") that restructured the Trust's then outstanding borrowings from two banks (the "Banks") and three insurance companies (together with the Banks, the "Institutional Lenders") as a $12,500,000 revolving line of credit with one of the Banks (the "Revolving Line of Credit") and a $115,723,000 term loan (the "Term Loan", and together with the Revolving Line of Credit, the "Restructured Debt").

         The terms of the Credit Agreement require that the debt restructuring take place in several phases. At the first closing (the "First Closing"), effective January 28, 1993, the maturity date of the Restructured Debt was extended until March 29, 1993, and the Institutional Lenders were granted or assigned for security direct and indirect liens on and security interests in substantially all of the assets of the Trust and the Corporation (other than the assets held by United States Equity & Mortgage Trust, the Trust's 95%-owned subsidiary ("U.S. Equity")). In addition, the Institutional Lenders, on the one hand, and the Trust and the Corporation, on the other, released all of their claims against the other parties arising during the debt restructuring process.

         At the First Closing, the Trust and the Corporation entered into a warrant agreement (as amended, the "Warrant Agreement") that originally provided that the Trust and the Corporation (or, if the merger of the Trust and the Corporation described below (the "Merger") occurs, the surviving company) would issue to the Senior Lenders at the Third Closing (as defined below) 10-year warrants (the "Warrants") to purchase that number of shares equal to 9.9% (or if the Merger has occurred; 15%) of the Paired Shares then outstanding at an exercise price of $.625 cents per share, which price was subject to adjustment under certain circumstances.

         The second closing under the Credit Agreement (the "Second Closing") was held on March 29, 1993 at which time the Trust acquired all of the assets of U.S. Equity for $1,575,000 eliminating the minority interest of $676,000 and increasing hotel assets by $899,000. At the Second Closing, the maturity date of the Restructured Debt was extended until September 15, 1993, and the Institutional Lenders were granted liens on and security interests in the five hotels and substantially all of the other assets formerly owned by U.S. Equity and acquired by the Trust.

         Pursuant to a series of six extension agreements, the maturity date of the Restructured Debt was extended from September 15, 1993 to February 28, 1994.

         At an interim closing held on February 28, 1994 (the "Interim Closing"), the Credit Agreement was amended to, among other things, eliminate the Trust's ability to issue the deferred interest notes described below, to allow the Trust to apply all of the net proceeds from asset sales and of insurance or condemnation proceeds received by the Trust in 1994 in excess of $5 million, as described below, to the next principal payment or payments due on the Restructured Debt, and to require the Trust to pay in cash certain costs incurred by the Lenders in connection with the Restructured Debt. In addition, the Lenders were collaterally assigned security interests in and liens on substantially all of the Intercompany Leases and the monies received by the Corporation in connection with the operation of those hotels, and the maturity date of the Restructured Debt was extended until June 2, 1994. At the Interim Closing, the Warrant Agreement was amended to provide for the immediate issuance to the Lenders of Warrants for an aggregate of 1,333,143 Paired Shares at the exercise price originally provided for in the Warrant Agreement.

         Assuming that the Trust does not fail to pay any monies owed to the Institutional Lenders under the Credit Agreement and the Restructured Debt has not otherwise been accelerated, the Warrants are subject to cancellation as follows: (1) if on or before August 31, 1994, the Trust's cumulative principal payments under the Term Loan equal or exceed $13,000,000, one-third of the warrants will be canceled; (2) if as of August 31, 1996, the Trust's cumulative principal payments under the Term Loan equal or exceed $40,000,000, an additional one-third of the Warrants will be canceled; and (3) if on or before April 30, 1998, all amounts outstanding under the Credit Agreement have been repaid and the Trust pays a fee of $1,300,000 to the Institutional Lenders, the remaining one-third of the Warrants will be canceled.


         The third closing under the Credit Agreement (the "Third Closing") is currently scheduled to be held on or prior to June 2, 1994. At the Third Closing, the final maturity date of the Restructured Debt will be extended until April 30, 1998.

         The Credit Agreement requires in connection with the Third Closing that the Trust and the Corporation seek the approval of their respective shareholders to merge. If the Merger is accomplished, the surviving entity will not qualify under Federal income tax laws as a REIT.

         A $1,000,000 principal payment was made on the Term Loan on August 31, 1993. If the Third Closing occurs, minimum cumulative principal payments under the Credit Agreement for principal owed as of December 31, 1993 will be due as follows:


              DATE                              Cumulative Principal Payments
              ----                              -----------------------------
         August 31, 1994                                $ 10,000,000
         August 31, 1995                                  19,000,000
         August 31, 1996                                  27,000,000
         August 31, 1997                                  52,000,000
         April 30, 1998                                  128,802,000

On April 30, 1998, all amounts then outstanding under the Credit Agreement are due, including the remaining principal amount of the Term Loan and the then outstanding borrowings under the Revolving Line of Credit, as well as any deferred interest and capitalized expenses as described below.

         The Trust has the option to prepay all or part of the Credit Agreement indebtedness without penalty at any time. Net cash proceeds from the sale of hotel assets are required to be applied to prepay the Restructured Debt. Up to the first $5,000,000 of such proceeds may be applied to pay amounts outstanding under the Revolving Line of Credit ($9,425,000 was outstanding at December 31, 1993) any other proceeds must be applied to prepay the Term Loan. Except as otherwise described above with respect to 1994, to the extent that the cumulative net cash proceeds applied against the Term Loan in any payment period exceed the next principal payment due by more that $5,000,000, the amount in excess of $5,000,000 must be applied one-half to the next principal payment(s) then due under the Term Loan in direct order of maturity and one-half to the principal payment due on April 30, 1998.

         Interest on the principal amounts outstanding under the Credit Agreement notes was originally at a stated rate of prime plus 2%. However, because the Merger had not occurred on or prior to the 300th day after the First Closing, the stated interest rate was increased to prime plus 3% from November 24, 1993 until the Merger takes place. If the Merger takes place, principal amounts outstanding under the Credit Agreement notes will bear interest at the original stated rate of prime plus 2%. The Trust has the option to pay interest at a lesser rate, if applicable, of 7.5% per annum through August 31, 1994, 8.0% per annum from September 1, 1994 through August 31, 1997, and 9.0% per annum from September 1, 1997 through April 30, 1998, with the difference between the interest accrued and the interest paid being added monthly to the principal amount of the Restructured Debt.


         The Credit Agreement originally provided that the Trust under certain circumstances could defer for up to one year, the payment of up to $2,000,000 of interest payable on the Restructured Debt with respect to the period ending on the date of the Third Closing by issuing deferred interest notes to the Institutional Lenders. During February and March of 1993, an aggregate of $1,623,000 in interest was so deferred. In connection with the Interim Closing, the deferred interest notes were paid and further deferrals are no longer available.

         The Credit Agreement requires the Companies to maintain a specified minimum adjusted net worth and a specified minimum ratio of cash to cash interest plus capital expenditures, as defined. At December 31, 1993 the Trust was in compliance with these covenants. In addition, the Credit Agreement contains covenants that restrict, among other things, the Trust's ability to acquire or dispose of assets, to make investments and to incur additional indebtedness, and that prohibit the payment of distributions to shareholders.

         In addition to imposing operating restrictions and reporting requirements, the Credit Agreement establishes daily operating cash thresholds, as defined. If these thresholds are exceeded by the Trust and the Corporation, the excess amounts must be applied to reduce the borrowings then outstanding under the Revolving Line of Credit, but amounts so applied are available for future borrowings.

         The Trust is required by the Credit Agreement to pay costs incurred by the Institutional Lenders in connection with the debt restructuring during the term of the Credit Agreement. To the extent that annual costs exceed $250,000, the Trust may elect to add the excess to the principal balance of the Term Loan. In connection with the Interim Closing, the Trust paid in cash the $250,000 which would have otherwise been payable in respect of 1994 and agreed to pay in cash an additional $250,000 of such costs in June 1994.

         In order to meet the payment terms of the Credit Agreement, the Trust and the Corporation are seeking to sell hotel assets. In the event that the Trust or the Corporation cannot meet the requirements of the Credit Agreement and any of the Institutional Lenders elect to exercise certain remedies, the Trust and the Corporation may be required to file for reorganization under the Federal Bankruptcy Statute.

3.       Hotel Sales and Reserve for Losses.

         In 1991 the Trust and Corporation recorded provisions for investment losses of $7,876,000 and $713,000, respectively. The 1991 provisions primarily resulted from the continuing deterioration of the market for small to medium size hotel/casino properties in Las Vegas, overbuilding in the hotel market, difficulty in obtaining third party financing and the impact of the economic recession.

         During the year ended December 31, 1991, the Companies sold their interests in three hotel assets, the Ramada Inn in Indian Wells, California, the Days Inn in Brunswick, Georgia, and the Days Inn in Albany, Georgia, and terminated a ground and building lease for the Ramada Inn in St. Charles, Missouri. The Indian Wells property was sold for $14,800,000 in cash. The Brunswick property was sold for $1,200,000 consisting of $227,000 in net cash proceeds and a $900,000 promissory note secured by the hotel. The Albany property was sold for $1,200,000, consisting of $86,000 in net cash proceeds and a $1,050,000 promissory note secured by the hotel. The Albany promissory note bears interest at 10% per annum payable monthly with unpaid principal and interest due in 1996; the Brunswick note had identical terms but was paid in full in 1992.

         During 1991, as a result of the three property sales, the Trust and Corporation recognized net gains of approximately $390,000 and $1,208,000, respectively.

         During the year ended December 31, 1992, the Companies sold their interests in three hotel assets, the Days Inn Texas Stadium, Irving, Texas, the Best Western Merrimack Inn, Merrimack, New Hampshire and the Days Inn, Spartanburg, South Carolina. The Irving property was sold in March 1992 for $1,950,000 consisting of $172,000 in net cash proceeds and a $1,650,000 promissory note secured by the hotel. The Merrimack property was sold for $1,800,000 consisting of $259,000 in net cash proceeds and a $1,440,000 promissory note secured by the hotel. The Spartanburg property was sold for $875,000 consisting of $57,000 in net cash proceeds and a $775,000 promissory note secured by the hotel. The Irving note bears interest at 9% per annum with accrued interest and principal due monthly based on a 30-year amortization schedule, with all unpaid principal and interest due in March, 1997. The Merrimack note bears interest at 9% per annum with accrued interest and principal due monthly based on a 30-year amortization schedule, with all unpaid principal and interest due in July, 1997. The Spartanburg note bears interest at 9% per annum with interest and principal due monthly based on a 30-year amortization schedule, with all unpaid principal and interest due in September, 1998.

         During 1992, the Trust recognized a loss of $791,000 and the Corporation a gain of $4,000 on sales of hotel assets, including a $91,000 discount recorded by the Trust resulting from the early payoff in 1992 of the mortgage note receivable relating to the Brunswick, Georgia property sold in 1991. In 1992, the Trust recorded a provision for investment losses of $3,196,000 which reflected the deterioration of hotel values located in the Southeast, and the acceptance of offers for the sale of hotels at amounts lower than net book value.

         During the year ended December 31, 1993, the Companies sold their interests in four hotel assets, the Best Western located in Smyrna, Georgia, the Vantage Hotel located in Tucker, Georgia, the Best Western Motor Hotel in Santa Maria, California, and the Ramada Inn-Westport in St. Louis, Missouri. The Smyrna property was sold for an all cash price of $1,600,000. The Tucker property was sold for $2,485,000 consisting of approximately $500,000 in cash and a $1,985,000 promissory note secured by the hotel. The Tucker note bears interest at 9% per annum with accrued interest and principal due monthly based upon a 25-year amortization schedule, with all unpaid principal and interest due in June 1998. The Santa Maria property was sold for an all cash price of $140,000. The St. Louis property was sold for an all cash price of $2,500,000.

         For the year ended December 31, 1993, the Trust recognized a loss of $53,000 and the Corporation a gain of $74,000 on sales of hotel assets. In 1993, the Trust recorded a provision for investment losses of $2,369,000 primarily as a result of the acceptance of offers for the sale of hotels at amounts lower than net book value.

4.       Mortgage Notes Receivable.

Jefferson City Ramada Inn

         In August 1987, the Trust sold the Ramada Inn in Jefferson City, Missouri, to JCR, Inc. ("JCR"). In connection with such sale, JCR executed and delivered to the Trust a promissory note (the "JCR Note") in the original principal amount of $4,500,000, secured by a first mortgage on the property. The outstanding principal balance of the JCR Note was due September 1992, and bore interest at 11% per annum.

         After JCR failed to make the principal and interest payments due on the JCR Note in January and February 1991, the Trust sent to JCR a notice of default and accelerated the indebtedness evidenced by the JCR Note. In December 1991, the Trust and JCR agreed to a restructuring pursuant to which the Jefferson City Ramada Inn was sold by JCR to Jefftel, Inc., a Missouri corporation ("Jefftel") and an associate of JCR; the Trust received from Jefftel a cash payment in the amount of $1,000,000; and Jefftel assumed JCR's indebtedness to the Trust in respect of the hotel. Although repayment of such debt continues to be secured by the hotel, the outstanding principal amount of such indebtedness was reduced to $1,800,000, with the $1,654,000 difference being charged against the reserve for investment losses. The JCR note bears interest at an annual rate of 11% with principal and interest payable monthly based on a 30-year amortization schedule, with unpaid principal and interest due in December, 1996.

Columbus Best Western North


         In January 1992, in settlement of various disputes between the Trust, the Corporation as the general partner of Columbus Hotel Limited Partnership and its limited partners, and in lieu of foreclosure by the Trust on a $6,127,000 mortgage ownership of the Columbus Best Western North was transferred to the Trust. The fair value of the hotel assets received by the Trust upon cancellation of its note approximated the net carrying value of the mortgage note receivable at December 31, 1991.

Other

         At December 31, 1993, in addition to the MHLP notes discussed in Note 5, the Trust held nine promissory notes secured by mortgages including the JCR note described above. Eight notes ($11,405,000 in aggregate principal amount at December 31, 1993), representing nine hotels, are secured by first mortgages, and one note ($238,000 in aggregate principal amount at December 31, 1993), is secured by a second mortgage. At December 31, 1991, the Trust held a $223,000 note secured by a second mortgage on a shopping center which was foreclosed upon by the first mortgage holder during the year ended December 31, 1992, resulting in the cancellation of the Trust's second mortgage and the recording of a provision for investment losses. The notes have fixed interest rates ranging from 8.75% to 12% per annum, and two of the notes (representing three properties) provide for contingent interest based on a percentage of gross revenues of the properties securing such notes. The maturity dates of the notes range from 1994 to 2017. Aggregate principal payments under the mortgage notes receivable due within one year of December 31, 1993 are $1,655,000. As of December 31, 1993 and 1992, the reserve for investment losses for the mortgage notes receivable amounted to $140,000.

5.       Milwaukee Marriott Hotel.

         In December 1985, the Trust sold its interest in the Milwaukee Marriott Hotel to Milwaukee Brookfield Limited Partnership ("Brookfield"). In connection with the sale, the Trust received a second mortgage note (the "Second Mortgage") from Brookfield in the original principal amount of $13,200,000 with interest payable at 12.37% per annum through December 1990, and interest thereafter payable at 10.5% per annum, plus additional interest equal to 3% of gross revenues of the Milwaukee Marriott, as defined. The Second Mortgage was due and payable in full in December 1995. At the time the Second Mortgage was received, it was discounted to reflect an effective yield of 13% per annum; as a result, the original carrying amount of the Second Mortgage was $11,991,000.

         In July 1991, ownership and operation of the Milwaukee Marriott was reorganized and ownership of the hotel was transferred from Brookfield to Moorland Hotel Limited Partnership, ("MHLP"), a limited partnership in which the Corporation has a 51% interest and is the sole general partner and Brookfield is the sole limited partner. In connection with the reorganization, the outstanding principal amount of the second mortgage note to the Trust was reduced to $11,000,000, with the $991,000 difference on the Trust's books being charged to the provision for investment losses. The second mortgage note had a principal amount of $11,000,000, and was due in full in 1996. Interest on such principal accrued at an annual rate of 10.5% and was payable monthly, but only from the cash flow of the hotel remaining after payment of amounts due to the holder of the first mortgage on the hotel, the Corporation's management fee and all other expenses of the property. Interest deferred was added to the previous month's principal balance of the promissory note. The operations of MHLP are consolidated into the Corporation's financial statements from the date of reorganization and, accordingly, the Trust has recorded the note receivable from MHLP as a note receivable from the Corporation.

         The Corporation and MHLP entered into an agreement for the Corporation to manage the property. In addition, MHLP entered into an assignment and forbearance agreement with Marriott Corporation ("Marriott"), the franchisor. This agreement, among other things, required MHLP to renovate the hotel to Marriott standards. The renovation was substantially complete at December 31, 1993.


         During 1992, MHLP, Aetna Life Insurance Company ("Aetna"), the holder of the first mortgage on the Milwaukee Marriott (the "Aetna Note"), Marriott, the Trust, the Corporation, and Brookfield and various partners of Brookfield reached agreements arranging financing for the renovation of the Milwaukee Marriott and restructuring of debt for MHLP.

         Effective December 1, 1992, Aetna agreed to defer for the period December 1, 1992 through November 30, 1993, the monthly principal and interest payments on its first mortgage note, which accrues interest at 11.25% per annum, with the deferred interest added to principal monthly. Beginning December 1, 1993, the loan amortizes in equal monthly installments over a period of 17 years at 10% interest per annum until January 1, 1996, at which time all unpaid interest and principal are due, including appreciation interest ("Appreciation Interest") . Appreciation Interest is defined as 50% of the aggregate principal reduction in the Aetna mortgage from December 1, 1993 until the loan is due in full as provided in the agreement. The amount of the Aetna Note outstanding totalled $10,017,000 at December 31, 1993.

         Marriott agreed to loan MHLP $750,000 secured by a second deed of trust on the hotel for the purchase of equipment from a Marriott subsidiary. The second mortgage note bears interest at 9% per annum, payable monthly beginning May 31, 1993 through April 30, 1994, at which time fixed monthly payments of principal and interest of approximately $49,000 become due until December 31, 1994, at which time all unpaid interest and principal are due.

         The Trust agreed to loan MHLP $1,000,000 to be used to complete the renovation of the Milwaukee Marriott. The loan is secured by a third deed of trust on the hotel and bears interest at 10.5% per annum, payable monthly. Under certain circumstances, as defined in the agreement, interest is deferred and added to the principal of the note monthly. The third mortgage note outstanding totalled $1,102,000 as of December 31, 1993. The Trust may declare due and payable the principal balance and any unpaid accrued interest thereon at any time after January 1, 1994 through the maturity date of the note of January 1, 1996.

         The second mortgage note held by the Trust of $11,000,000 was modified as of December 31, 1992 by adding deferred and previously unpaid interest of $1,667,000 to principal due under the note and converting the note to a fourth mortgage note. Further, interest at 10.5% per annum for the year ended December 31, 1993, was deferred monthly and added to principal due under the loan. The fourth mortgage note outstanding totalled $14,084,000 as of December 31, 1993. Thereafter, interest is payable monthly unless deferred under the provisions of the loan agreement until January 1, 1996 at which time all remaining unpaid interest and principal are due.

         The Corporation agreed to defer and convert to a note up to $250,000 of management fees due under its management agreement with MHLP for a period of up to twelve months commencing with base management fees due after January 1, 1993. The deferred fees bear interest at 9% per annum, which were added to the principal balance of the note through December 1, 1993. Thereafter, the note is due in twelve equal monthly installments of principal and interest commencing on January 1, 1994 at 12% interest per annum. All unpaid interest and principal is due December 1, 1994.

         The $600,000 original loan made by GSI Acquisition Company, L.P., a limited partner of Brookfield, ("GSI"), was modified as of December 31, 1992, by converting deferred and previously unpaid interest of approximately $86,000 to principal. For the year ending December 31, 1993 interest at 10% per annum was deferred monthly and added to the principal balance, which balance totals $762,000 at December 31, 1993. Thereafter, interest is payable monthly unless deferred under the provisions of the agreement until January 1, 1996 at which time all remaining unpaid interest and principal are due.

6.       Real Estate Investments and Intercompany Transactions.

         At December 31, 1993, the Trust owned equity interests in twenty-nine hotels, including two hotel/casinos. Of that number, twenty-three properties were owned in fee, five were held pursuant to long-term leases and one was owned through a 5% general partnership interest in a joint venture that owns the Omaha Marriott Hotel.

         Twenty-five of the Trust's hotels (including the two hotel/casinos) are leased to the Corporation or its subsidiaries. Three hotels have been leased to and are operated by Northview Corporation, formerly Vagabond Inns, Inc. The Omaha Marriott Hotel has been leased to an affiliate of the Corporation, and is managed by Marriott pursuant to a long-term management agreement. As of December 31, 1993, eight of the hotels leased by the Corporation from the Trust are being managed by third-party operators. The third-party management agreements are generally for three-year terms expiring in 1995, subject to certain cancellation provisions. Base management fees range from 2% to 2-1/2% of gross revenues with incentive management fees based upon hotel profitability.

         The leases are generally long-term and generally provide for annual base, or minimum rents, plus contingent, or percentage rents based on the gross revenues of the properties. The leases are "triple-net" in that the lessee is generally responsible for paying all operating expenses of the properties, including maintenance, insurance and real property taxes. The lessee is also generally responsible for any payments required pursuant to underlying ground leases. Most leases provide for cancellation by the Trust in the event that the Trust does not earn a specified rent, or by the lessee (including the Corporation) in the event the lessee does not earn a specified net operating profit.

         As of December 31, 1993, the Corporation was indebted to the Trust for an aggregate of $87,486,000 (including the $14,084,000 and $1,102,000, MHLP mortgage notes - see Note 5). The debt to the Trust bore interest at various rates ranging from 6.5% to 12% at December 31, 1992. Effective January 1, 1993, the Trust and Corporation modified the leases between the Trust and the Corporation to, among other things, adjust the rents payable by the Corporation, and restructured the Corporation's existing borrowings from the Trust to include all outstanding borrowings plus accrued but unpaid rent of $448,000 and interest as of December 31, 1992. The borrowings, which are due on demand, were non-interest bearing for the year ending December 31, 1993, with interest at prime plus 2% interest payable monthly, thereafter. Effective January 1, 1994, the interest moratorium was extended until December 31, 1994, with interest at prime plus 2% interest payable monthly, thereafter. Future advances by the Trust to the Corporation, if required, will be included in demand note(s) under the same terms and conditions. Because the Corporation has experienced substantial operating losses and cash flow deficiencies, and has a deficiency in net assets, the Corporation has been unable to pay all amounts due to the Trust.

         In accordance with the Debt Restructuring, the Trust and the Corporation are required to merge, subject to shareholder approval (See Note
2). In the event such a merger takes place, amounts receivable by the Trust would be offset by amounts payable from the Corporation.

         Rents accrued by the Trust from leased hotel properties are summarized as follows (in thousands):


                                                   Years Ended December 31,
                                     -------------------------------------------------
                                       1993                 1992                 1991
                                     -------              -------              -------
 Corporation:
    Minimum                          $14,184              $18,136              $19,287
    Contingent                         2,297                3,041                2,806
                                     -------              -------              -------
                                      16,481               21,177               22,093
                                     -------              -------              -------
 Other:
    Minimum                              437                  437                  437
    Contingent                           402                  510                  499
                                     -------              -------              -------
                                         839                  947                  936
                                     -------              -------              -------

    Total                            $17,320              $22,124              $23,029
                                     =======              =======              =======

         Minimum future rents at December 31, 1993 due under non-cancelable operating leases for the years ending December 31 are as follows (in thousands):


                       1994            1995             1996           1997             1998         Thereafter
                      ------          ------           ------         ------           ------        ----------
Corporation .......  $14,615         $14,217          $11,577        $11,577          $11,577          $38,962
Other .............      437             437              437            437              426              283
                     -------         -------          -------        -------          -------          -------
   Total ........... $15,052         $14,654          $12,014        $12,014          $12,003          $39,245
                     =======         =======          =======        =======          =======          =======


        The Corporation is committed under its leases with the Trust to pay the rents payable with respect to seven ground leases which expire in 1994 through 2029, including renewal options. The leases generally provide for a minimum rent plus a percentage of gross revenues of the properties in excess of the minimum rent. Future minimum lease payments under the leases are $319,000 per year through 1998, and $7,270,000 thereafter. The Trust is the primary obligor under the leases; however, the Corporation as lessee/operator of the hotels makes payments under these leases directly to the lessors. Rent expense incurred by the Corporation as a lessee/operator under these leases was $854,000, $787,000, and $846,000 in the years ended December 31, 1993, 1992 and
1991, respectively.

        In addition, the Trust is committed under an office lease. Future minimum lease payments under the office lease are $85,000 in 1994 and 1995.

7.      Mortgage and Other Notes Payable.

        At December 31, 1993, the Trust had outstanding six mortgage notes payable which are secured by seven of the Trust's hotels, with a net book value at December 31, 1993 of $49,875,000. At December 31, 1993 and 1992, the Trust had the following outstanding debt obligations:

                                                          December 31,      December 31,
                                                              1993              1992
                                                          ------------      ------------
 Mortgage Notes:
 11.75% first mortgage note, due in 2015, callable
 by lender in 1995, 2000, 2005, or 2010                   $ 6,417,000        $ 6,477,000
 12.875% first mortgage note, due in 1994                   9,478,000          9,568,000
 8.50% first and second mortgage notes, due in
   1997 and 1998                                                                 891,000
 12.625% first mortgage note, due in 1994                   4,195,000          4,301,000
 9.25% first mortgage note, due in 1994                     2,010,000          2,151,000
 10.25% first mortgage note, due in 2001                    5,447,000          5,716,000
 9.0% first mortgage note, due in 1997                        177,000            214,000
                                                          -----------        -----------
 Total mortgage notes payable                             $27,724,000        $29,318,000
                                                          ===========        ===========

        Aggregate principal payments due for the years ending December 31 are $16,088,000 in 1994, $6,723,000 in 1995, $412,000 in 1996, $456,000 in 1997,
$449,000 in 1998, and $3,596,000 thereafter.

        At December 31, 1993 and 1992, the Corporation had the following outstanding debt obligations:

                                                     December 31,            December 31,
                                                         1993                    1992
                                                     ------------            ------------
 Secured by Milwaukee Marriott Hotel:

 10.0% first mortgage note, due 1996                 $10,017,000             $ 9,050,000
 9.0% second mortgage note, due 1994                     754,000
 10.5% fifth mortgage note, interest
       only, due 1996                                    762,000                 686,000
 12.0% sixth mortgage note, interest
      only (to the extent of available
      cash flow), due 1996                             2,000,000               2,000,000
 9-10% notes payable, due 1995-1996                      297,000                 418,000
                                                     -----------             -----------
                                                      13,830,000              12,154,000
 Other:
 9.75% first mortgage note, due 1997                     438,000                 467,000
 Obligations under capital leases                         92,000                 135,000
                                                     -----------             -----------
 Total mortgage and other notes payable              $14,360,000             $12,756,000
                                                     ===========             ===========


        At December 31, 1993, the Corporation's outstanding mortgage notes are secured by the Milwaukee Marriott Hotel which had a net book value of $23,786,000.

        Minimum lease and principal payments on the Corporation's indebtedness for the years ending December 31 are due as follows:

                                       Minimum Future         Principal Payments
       Year                            Lease Payments           Due Under Notes
       ----                            --------------         ------------------
       1994                                $49,000                $ 1,153,000
       1995                                 32,000                    431,000
       1996                                 18,000                 12,357,000
       1997                                                           327,000
       1998
                                           -------                -----------
       Total                                99,000                $14,268,000
                                           -------                ===========
Amount representing interest                 7,000
                                           -------
Present value of future minimum
  lease payments                           $92,000
                                           =======


        At December 31, 1993 and 1992 the Corporation had $1,222,000 and $1,321,000, respectively, in assets (less $828,000, and $780,000, respectively, in accumulated amortization) recorded under capital leases. Such amounts are included in furniture, fixtures and equipment.


8.      Shareholders' Equity.

Warrants to purchase paired shares

        At December 31, 1993, there were outstanding 1,659,974 warrants to purchase Paired Shares at an exercise price of $16.95 per Paired Share through September 1996. Additional warrants were issued to the Institutional Lenders under the terms of the Credit Agreement (See Note 2).

Share option plans


        The Trust and the Corporation each have Incentive and Non-Qualified Share Option Plans which provide for the purchase of up to an aggregate of 700,000 Paired Shares by Trustees, Directors, officers and employees pursuant to option grants. During the year December 31, 1993, the Trust and the Corporation granted options to purchase 45,000 Paired Shares at an exercise price of $2.625 per Paired Share. During the year ended December 31, 1992, the Trust and Corporation granted options to purchase 100,000 Paired Shares at an exercise price of $.75 per Paired Share. No options were granted during the year ended December 31, 1991. Such options, which are granted at fair market value on the date of grant, vest over three years. No options have been exercised as of December 31, 1993.


        At December 31, 1993, outstanding options granted under all plans of the Trust and Corporation (including options granted to officers and directors of a company previously acquired by the Trust) aggregated 212,000 Paired Shares. At December 31, 1993, options for 165,667 Paired Shares are fully vested with exercise prices ranging from $.75 to $22.68 per Paired Share.


Share purchase plans

        Prior to December 1989, the Trust and the Corporation each had a Share Purchase Plan, whereby an aggregate of 200,000 Paired Shares were available to be purchased by Trustees, Directors, officers and employees at their fair market value on the date of sale with monies borrowed from the Trust or Corporation.

        In December 1989, the Trust's Board of Trustees and the Corporation's Board of Directors voted to terminate the Share Purchase Plans for purposes of prospective eligibility, and to irrevocably waive the right of the Trust and the Corporation to accelerate the payment of a note executed by a participating Trustee or Director upon termination of such participant's relationship with the Companies.

        In January 1991, the Companies entered into agreements with certain Trustees and Directors who had agreements outstanding pursuant to the Share Purchase Plans to which each such Board member agreed to stand for re-election as a Trustee or Director at the next annual shareholders' meeting if requested to do so by their respective Boards', or if the Boards' did not so request, to act, for a period of up to two years and at mutually agreed upon times and places, as an advisor to the Trust or the Corporation on matters within such Board member's experience and expertise, and the Trust or the Corporation agreed that any outstanding promissory note executed by such Board member in partial payment for Paired Shares purchased under the Share Purchase Plans would be amended to cause such promissory note to be without recourse to the maker.

        In March 1992, certain of the aforementioned notes were restructured to bear an annual interest rate of 8% as of February 2, 1992, with such notes to be payable interest only from February 2, 1992 until February 15, 1995, at which time the principal and interest accrued will become payable in equal monthly installments over a ten-year period.

        The share purchase agreement between Mr. Young and the Corporation was terminated in connection with his December 31, 1992 resignation as an officer of the Corporation, and the 10,000 Paired Shares acquired by Mr. Young pursuant to that agreement were assigned by him to the Corporation. Mr. Young's share purchase note in the amount of $112, 500, was written off at December 31, 1993. The share purchase notes of other former officers, directors and employees aggregating $63,917 were also written off at December 31, 1993.

Preferred shares

        The Corporation has 10,000,000 authorized preferred shares, $1.00 par value, none of which are issued or outstanding.

9.      Commitments and Contingencies.


Litigation

        In late 1991 and early 1992 three complaints were filed against the Companies and certain other related persons. As amended, two of the complaints allege that the Companies, a Director and officer of the Corporation and a former officer/Trustee of the Trust violated the Racketeer Influenced and Corrupt Organizations Act ("RICO") and Federal and California securities laws and acted fraudulently in connection with the Companies public disclosures with respect to the Trust's purchase of its two hotel/casinos and the Ramada Inn in Indian Wells, California. Both of these complaints are seeking class action certification. The third complaint was filed purportedly on behalf of the Companies and alleges that certain former and present Trustees and Directors breached their fiduciary duties in connection with the purchase of the Indian Wells Hotel and the two hotel/casinos. The ultimate outcome of the litigation cannot presently be determined. As of December 31, 1993, the Companies have provided for a $500,000 provision for loss of which $426,000 in 1992 and $74,000 in 1991 have been included in administrative and operating expenses for legal expenses already paid or expected to be paid, which is equal to the Companies deductible under their directors and officers liability insurance policies.

        In March 1994, plaintiffs and defendants in the litigation have agreed in principle that subject to conditional certification for settlement purposes of the classes described in two of the complaints and to certain other court approvals, the third complaint will be dismissed with prejudice and all claims that were made or could have been made in the litigation will be released, upon the establishment of a $3,205,000 cash settlement fund to be distributed to members of the certified classes. Of the settlement fund amount, $2,500,000 will be paid by the insurance company that issued Hotel Investors' directors' and officers' policy applicable to the periods to which the litigation relates, $400,000 will be paid by the Trust and the Corporation, and $350,000 will be paid by Messrs. Rothman and Young. Legal fees and other costs incurred by the defendants in the litigation prior to October 12, 1993 would be paid by the Trust and the Corporation; subsequent defense costs would be paid by the above-mentioned insurance company.

        The agreement in principle also contemplates that Messrs. Rothman and Young will provide to the Corporation an irrevocable letter of credit in the amount of $800,000 and that the Corporation will accept the termination of various management agreements and arrangements between Western Host and certain partnerships of which Messrs. Rothman and Young are general partners (See Note
10) if the litigation is completed.

        A settlement agreement implementing the terms of the agreement in principle is being prepared and is anticipated to be signed in April 1994. However, there can be no assurance that the settlement agreement will be consummated or that the settlement will be ultimately approved by the court. At December 31, 1993, the Companies have provided an additional $438,000 for expenses expected to be incurred as a result of the settlement agreement.


Environmental matters

        In connection with the Debt Restructuring (see Note 2), the Trust obtained in the latter part of 1991 preliminary or "Phase I" environmental site assessments with respect to the Trust's hotel properties and the Milwaukee Marriott Hotel.

        The potential for environmental impairment was assessed as moderate to high only at the Embassy Suites Hotel in Phoenix, Arizona. According to the assessment of that property, petroleum hydrocarbons are present in the land beneath this hotel; however, the Trust could not determine without further investigation the extent of the potential contamination or whether this contamination resulted from the underground storage tanks placed on the property by the property's former owner or from similar tanks located on land adjacent to the property, which tanks are known to have suffered leakage. A magnetic survey conducted on the property did not detect the continuing existence of the underground storage tanks on Hotel Investors' property, and the environmental consultant did not recommend that any further action be taken. Phoenix municipal authorities have indicated an awareness of possible ground water contamination in the area, but to date have taken no action.

        A tank leak test conducted at the Bourbon Street Hotel in early 1992 revealed no evidence of leakage. A release of petroleum from an underground storage tank at the Bay Valley Hotel and Resort was reported to the appropriate state agency in 1992. After the tank and surrounding soils were removed, additional soils and groundwater testing was performed, which revealed environmental contamination in a localized area. The Trust plans to test the site in the near future to determine whether it qualifies as a "low priority site" under the relevant state law. If the site qualifies for that status, the Trust anticipates conducting quarterly groundwater sampling for one year, and then determining whether any remedial work will be necessary. If the site does not qualify for low priority status, the Trust may be required to undertake remediation more quickly. Any further investigation and remediation costs that are incurred may be reimbursed to Hotel Investors by a Michigan environmental fund, although there is some question as to whether the fund will have sufficient resources to pay all claims made against it. If the Trust does not receive reimbursement for its future investigation and remediation costs, the Trust will bear those costs.

        Neither the Trust nor the Corporation has been identified by the U.S. Environmental Protection Agency or any similar state agency as a responsible or potentially responsible party for, nor has Hotel Investors been the subject of any governmental proceeding with respect to, any hazardous waste contamination. If Hotel Investors were to be identified as a responsible party, Hotel Investors in most circumstances would be strictly liable, jointly and severally with other responsible parties, for environmental investigation and clean-up costs incurred by the government and, to a more limited extent by private persons. Managements of the Trust and the Corporation expect that the cost of any required remediation would be the responsibility of the Trust.

        Based upon environmental reports, Hotel Investors believes that a substantial number of its hotel properties incorporate potentially asbestos-containing materials. Under applicable current Federal, state and local laws, asbestos need not be removed from or encapsulated in a hotel unless and until the hotel is renovated or remodeled. The removal of asbestos from portions of the Milwaukee Marriott Hotel required in connection with the renovation of that property has been completed.

        Based upon the above-described environmental testing and facts known to management of the Trust and the Corporation, future remediation costs, if any, are not expected to have a material adverse effect on the Trust's and the Corporation's results of operations or financial position and compliance with environmental laws has not had and is not expected to have a material effect on the capital expenditures, earnings or competitive position of the Trust and the Corporation, and compliance with environmental laws has not had and is not expected to have a material effect on the capital expenditures, earnings or competitive position of the Trust and the Corporation.

Performance bonds and restricted cash

        The Corporation is required to post performance bonds or cash collateral as security for certain obligations. At December 31, 1993, the Corporation had posted performance bonds totaling approximately $485,000 to cover such obligations; however, no amounts had been drawn against such bonds.


        At December 31, 1993, inventories, prepaid expenses and other assets include $145,000 and $2,006,000 for the Trust and the Corporation, respectively, which were restricted as to use. At December 31, 1992, inventories, prepaid expenses and other assets include $125,000 and $2,615,000 for the Trust and the Corporation, respectively, which were restricted as to use. Other than the performance bonds, the restricted cash of the Corporation primarily is the cash of MHLP (see Note 5).



Vagabond Inns

        The Trust owns three Vagabond Inns that are leased to and operated by Northview Corporation d/b/a Calmark Hospitality Systems ("Calmark"). In March 1990, Calmark and its related entities filed for reorganization under Chapter 11 of the Bankruptcy Code. As of December 31, 1993, the Trust was owed approximately $458,000 in annual rents for periods prior to the bankruptcy filing, which amounts will be paid in eight quarterly installments at 8% interest per annum which began on March 1, 1993, under Calmark's plan of reorganization approved by the Federal Bankruptcy Court. In addition, the Trust via the quarterly installments, will be reimbursed for $100,000 in legal costs incurred in connection with the bankruptcy reorganization, which will be recognized as collected. The Trust has continued to receive all base and percentage rents from Calmark earned subsequent to the date of the bankruptcy filing.


10.     Related Party Transactions.

        The Corporation, through its subsidiary Western Host, Inc. ("Western Host") manages seven properties owned by partnerships of which Ronald A. Young, former President and Chief Executive Officer and current Director of the Corporation, is a general partner (the "Western Host Partnerships"). The Corporation accrued management fees and administrative services fees pursuant to such management agreements of approximately $863,000, and $937,000, during the years ended December 31, 1992 and 1991, respectively.

Termination agreement and management subcontracts - Effective December 29, 1992, Mr. Young and the Corporation entered into a termination agreement whereby Mr. Young tendered his resignation as President and Chief Executive Officer. Under the terms of the agreement, Mr. Young received payment of accrued vacation pay in the amount of $54,000 and assigned to the Corporation the ownership of the 10,000 Paired Shares which secured the non-recourse promissory note in the amount of $121,000, including interest, which was issued in connection with the 1987 Share Purchase Plan (See Note 8). In addition, Western Host agreed to subcontract its duties under the management contracts for six of the Western Host Partnerships to Westland Hotel Corporation, a hotel management company formed by Mr. Young. Under the terms of each subcontract, which is cancelable upon 30 days notice, Westland Hotel Corporation is required to remit to Western Host, Inc. all management fees collected from the Western Host Partnerships in excess of 3% of revenues, as defined.

        For the year ended December 31, 1993 management fees and other compensation payable by the Western Host Partnerships after payment of the submanagement fee totaled $308,000. At March 25, 1994 $242,000 of such fees remained unpaid and was not accrued at December 31, 1993.

        As of December 31, 1993 the Western Host Partnerships and/or Westland owed Western Host and/or the Corporation $100,000 representing amounts advanced for the expenses of the managed Western Host hotels which remains unpaid at March 25, 1994 and is included in inventories, prepaid expenses and other assets at December 31, 1993.

        At December 31, 1993, the Trust has an $800,000 unsecured note receivable from John Rothman, the former President and Chief Executive Officer of the Trust. The principal amount of the note receivable is due in 1999 and bears interest due annually at 10%.

        The Companies incurred legal fees from law firms in which a Trustee and officer of the Trust was or currently is a partner during the years ended December 31, 1993, 1992 and 1991 totalling $235,000, $955,000, and $901,000, respectively.

11.     Industry Segment Information.

        The Corporation operates in two segments of the hospitality industry, hotel and gaming. The hotel segment consists of room, food and beverage and other revenues recognized in connection with the operation of hotels owned by the Corporation or under lease from the Trust, and income from management contracts. The gaming segment consists of net win from casino operations, as well as room, food and beverage and other revenues recognized in connection with the operation of the two hotel/casinos under lease from the Trust.

        The following information summarizes revenue and operating results by industry segment:

                                                 Years Ended December 31,
                                 ---------------------------------------------------------
                                       1993              1992                1991
                                 ----------------  -----------------   -------------------
HOTEL:
Revenue:
  Room .........................    $58,917,000       $60,068,000      $58,167,000
  Food and beverage ............     23,337,000        23,975,000       22,786,000
  Other ........................      4,649,000         4,769,000        4,203,000
                                    -----------       -----------      -----------
  Hotel revenue ................     86,903,000        88,812,000       85,156,000
  Management fees ..............         90,000           952,000        1,041,000
                                    -----------       -----------      -----------

Total revenue ..................     86,993,000        89,764,000       86,197,000
                                    -----------       -----------      -----------
Expenses:
Room ...........................     22,340,000        21,917,000       14,570,000
Food and beverage ..............     15,116,000        15,256,000       16,792,000
  Other (including undistributed
  operating expenses and
  fixed charges) ...............     30,676,000        31,447,000       34,601,000
  Rent to Trust ................     14,081,000        17,612,000       18,528,000
  Depreciation and amortization.      3,060,000         3,086,000        2,193,000
  Allocated Corporate overhead..        950,000         1,600,000        1,288,000
  Provision for loss............                                           713,000
                                    -----------       -----------      -----------
  Total expenses ...............     86,223,000        90,918,000       88,685,000
                                    -----------       -----------      -----------
Operating income (loss).........    $   770,000       $(1,154,000)     $(2,488,000)
                                    ===========       ===========      ===========

GAMING:
Revenue:
  Casino .......................     14,861,000       $14,461,000      $12,836,000
  Room .........................      4,305,000         3,709,000        2,941,000
  Food and beverage ............      5,226,000         5,396,000        4,954,000
  Other ........................      5,370,000         4,930,000        3,706,000
  Less promotional allowances ..     (2,257,000)       (2,346,000)      (1,828,000)
                                    -----------       -----------      -----------
  Gaming revenue ...............     27,505,000        26,150,000       22,609,000
                                    -----------       -----------      -----------
Expenses:
  Casino .......................      6,019,000         5,852,000        5,906,000
  Room .........................      2,042,000         1,894,000        1,687,000
  Food and beverage ............      4,564,000         4,888,000        5,019,000
  Other (including undistributed
  operating expenses and fixed
  charges)......................     11,430,000        11,065,000        9,336,000
                                    -----------       -----------      -----------
  Expenses of gaming operations.     24,055,000        23,699,000       21,948,000
  Rent to Trust ................      2,400,000         3,565,000        3,565,000
  Depreciation and amortization.        477,000           262,000          331,000
                                    -----------       -----------      -----------
  Total expenses ...............     26,932,000        27,526,000       25,844,000
                                    -----------       -----------      -----------
Operating income (loss).........    $   573,000       $(1,376,000)     $(3,235,000)
                                    ===========       ===========      ===========


A reconciliation of the combined segment operating income (loss) to the combined net loss of the Trust and the Corporation is as follows:

                                               Years Ended December 31,
                               ------------------------------------------------------
                                      1993                1992                1991
                               ------------------- ------------------  --------------
Combined operating income
  (loss).........................  $ 1,343,000        $(2,530,000)    $ (5,723,000)
Interest and other income........      330,000            250,000        1,555,000
Interest expense.................   (2,701,000)        (5,372,000)      (4,981,000)
Corporate expenses...............   (2,115,000)        (2,281,000)      (1,983,000)
                                   -----------        -----------      -----------
  Net income (loss)..............  $(3,143,000)       $(9,925,000)    $(11,132,000)
                                   ===========        ===========     ============


Additional financial data by industry segment for the Corporation is as follows:


                                                          December 31,
                                       ------------------------------------------------
                                         1993                 1992               1991
                                       --------             --------           --------
 IDENTIFIABLE ASSETS:
      Hotel.....................     $41,712,000         $43,620,000         $44,792,000
      Gaming....................       3,743,000           4,059,000           3,884,000
      Corporate and other.......       4,538,000           5,932,000           7,131,000
                                     -----------         -----------         -----------
      Total.....................     $49,993,000         $53,611,000         $55,807,000
                                     ===========         ===========         ===========

 CAPITAL EXPENDITURES:
      Hotel.....................     $ 4,859,000         $ 1,160,000         $ 1,167,000
      Gaming....................         220,000             123,000             138,000
      Corporate and other.......         126,000               7,000              29,000
                                     -----------         -----------         -----------
      Total.....................     $ 5,205,000         $ 1,290,000         $ 1,334,000
                                     ===========         ===========         ===========

 DEPRECIATION AND
 AMORTIZATION:
      Hotel.....................     $ 3,060,000        $ 3,086,000          $ 2,193,000
      Gaming....................         477,000            262,000              331,000
      Corporate and other.......          65,000             54,000              134,000
                                     -----------        -----------          -----------
      Total.....................     $ 3,602,000        $ 3,402,000          $ 2,658,000
                                     ===========        ===========          ===========


The Trust is an owner/lessor of real property and does not "operate" in different segments, and is therefore not subject to disclosure by segment. The Trust's net investment (initial cost less accumulated depreciation and provision for loss) in the two Las Vegas hotel/casinos was $22,798,000, and $22,929,000 December 31, 1993 and 1992, respectively.

12.  SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                                 COMBINED                                           TRUST
                              ----------------------------------------------     -------------------------------------------
                                 1993              1992             1991            1993            1992            1991
                              -----------      ------------     ------------     -----------     -----------     -----------
First Quarter
 Revenue....................  $27,831,000      $ 27,974,000     $ 26,222,000     $ 5,082,000     $ 6,795,000     $ 7,347,000
 Net income (loss)..........   (1,366,000)       (2,380,000)      (3,289,000)       (208,000)        393,000         (10,000)
 Net income (loss) per
   share....................        (0.11)            (0.20)           (0.27)          (0.02)           0.03            0.00
 Cash distributions per
   share....................           --                --               --              --              --              --
Second Quarter
 Revenue....................  $30,310,000      $ 30,071,000     $ 29,563,000     $ 5,477,000     $ 6,837,000     $ 7,963,000
 Net income (loss)..........     (204,000)         (352,000)      (1,937,000)         41,000       1,188,000        (974,000)
 Net income (loss) per
   share....................        (0.02)            (0.03)           (0.16)           0.00            0.10           (0.08)
 Cash distributions per
   share....................           --                --               --              --              --              --
Third Quarter
 Revenue....................  $30,530,000      $ 30,598,000     $ 28,870,000     $ 5,198,000     $ 6,582,000     $ 7,221,000
 Net income (loss)..........  $(1,268,000)     $ (3,112,000)    $ (3,868,000)    $(1,412,000)    $(1,957,000)    $(1,479,000)
 Net income (loss) per
   share....................        (0.10)            (0.26)           (0.32)          (0.12)          (0.16)          (0.12)
 Cash distributions per
   share....................           --                --               --              --              --              --
Fourth Quarter
 Revenue....................  $28,484,000      $ 29,013,000     $ 28,781,000     $ 4,585,000     $ 6,570,000     $ 7,019,000
 Net Loss...................  $(4,194,000)(1)  $(13,899,000)(2) $(12,990,000)    $(2,310,000)(1) $(9,442,000)(2) $(8,489,000)
 Net Loss per share.........        (0.35)            (1.14)           (1.07)          (0.19)          (0.78)          (0.70)
 Cash distributions per
   share....................           --                --               --              --              --              --

                                              CORPORATION
                              -------------------------------------------
                                 1993            1992            1991
                              -----------     -----------     -----------
                              <C
First Quarter
 Revenue....................  $27,253,000     $27,541,000     $25,736,000
 Net income (loss)..........   (1,158,000)     (2,773,000)     (3,279,000)
 Net income (loss) per
   share....................        (0.10)          (0.23)          (0.27)
 Cash distributions per
   share....................           --              --              --
Second Quarter
 Revenue....................  $29,420,000     $29,721,000     $27,016,000
 Net income (loss)..........     (245,000)     (1,540,000)       (963,000)
 Net income (loss) per
   share....................        (0.02)          (0.13)          (0.08)
 Cash distributions per
   share....................           --              --              --
Third Quarter
 Revenue....................  $29,998,000     $30,397,000     $28,373,000
 Net income (loss)..........  $   144,000     $(1,155,000)    $(2,389,000)
 Net income (loss) per
   share....................         0.01           (0.10)          (0.20)
 Cash distributions per
   share....................           --              --              --
Fourth Quarter
 Revenue....................  $28,156,000     $28,513,000     $29,236,000
 Net Loss...................  $(1,884,000)(1) $(4,457,000)    $(4,501,000)
 Net Loss per share.........        (0.16)          (0.36)          (0.32)
 Cash distributions per
   share....................           --              --              --

- - - ---------------
(1) During the quarter ended December 31, 1993, the Trust recorded a provision for investment losses of $1,202,000 and the Trust and the Corporation each recorded a provision of $219,000 for expenses expected to be incurred upon settlement of shareholder litigation (see Note 9).

(2) At December 31, 1992, the Trust recorded a provision of $8,713,000 for known future identifiable costs connected with the Restructuring.

13.     Subsequent Events.

Reorganization

        On June 13, 1994, the Trust and the Corporation, subject to shareholder and stockholder approval, agreed with Starwood Capital, L.P., a private investment firm, to create an "UPREIT" structure. In connection with the "UPREIT" structure it is contemplated that two limited partnerships would be formed (the "Reorganization"). The Trust would be the general partner and contribute to SLT Realty Limited Partnership all of its assets subject to its liabilities. The Corporation and its subsidiaries would be the general partners and contribute to SLC Operating Limited Partnership all of their assets subject to their liabilities. Starwood Capital Group, L.P., and its affiliates would be the limited partners in the two partnerships and would contribute cash and a portfolio of hotel equity and mortgage interests, subject to certain existing debt.

        Starwood's limited partnership interests would be exchangeable into paired shares of the Trust and the Corporation, such that on a fully converted basis, Starwood would own between 67% and 75% of the outstanding paired shares of the Trust and Corporation (but subject to limitations to preserve the REIT status of the Trust and its paired share structure with the Corporation).

        Starwood also agreed, at the Trust's option, to purchase the Trust's Albany, Georgia property for approximately $6 million; and the Trust would use the proceeds to make certain payments on its outstanding senior secured debt and retire a portion of the warrants issued to its senior lenders in connection with the restructuring of the senior secured debt in January 1993 (see certain Asset Sales below).

        In connection with the Reorganization, $48,500,000 of the debt between the Trust and the Corporation will be canceled.

Income Taxes

        The Trust recently discovered that there were issues concerning its having met all of the requirements for maintenance of REIT status for prior years. On July 27, 1994, the Trust applied to the IRS for, and has subsequently received, permission to terminate its election to be taxed as a REIT retroactive to 1991 and to re-elect REIT status for 1995. Because the Trust had net losses and did not pay any dividends for 1991, 1992 and 1993 and expects to incur a net loss for tax purposes and not pay any dividends for 1994, the Trust will not owe any federal income tax and the Holders of Paired Shares will not be adversely affected for these years. In addition, the granting of the Trust's request does not effect the pairing status of the Trust and the Corporation shares.

Litigation

        On July 20, 1994, the United States District Court for the Southern District of California entered a Final Judgment of Dismissal With Prejudice ("Final Judgment") of the two purported class actions filed in that Court. For additional information with respect to these actions and the related derivative action (the "Shareholder Actions"), filed in the Superior Court of the State of California for San Diego County see Note 9.

        Pursuant to the Final Judgment, the District Court, among other things, approved the settlement set forth in stipulations of settlement ("Stipulation") entered into among the plaintiffs and defendants in the Shareholder Actions, as well as the insurance company that issued Hotel Investors' directors and officers policy applicable to the period to which Shareholder Actions relate.

        Under the Final Judgement, all claims that were or might have been made in the Shareholder Actions are deemed released as of the Effective Date (as defined in the Stipulation), and a $3,205,000 cash settlement fund is to be established which, after the deduction of fees and costs to plaintiffs' counsel, will be distributed to qualified members of the certified plaintiff classes according to an allocation formula that includes a calculation based on certain shares that have opted out of the settlement. Of the settlement fund, $2,500,000 will be paid by the insurance company, $400,000 will be paid by Hotel

Investors, and $350,000 will be paid by Messrs. John Rothman and Ronald Young. Upon completion of the claims administration process, any funds remaining, up to a limit of $325,000, shall be returned to the parties who contributed to the settlement fund on a pro rata basis. The parties contributing to the settlement fund have previously established a separate $45,000 fund to be used for purposes of notifying the classes and otherwise administering the settlement. Legal fees and other costs incurred by the defendants in the Shareholder Actions prior to October 12, 1993, will be paid by Hotel Investors; subsequent defense costs will be paid by the insurance company. An aggregate of approximately 1,199,000 shares opted out of the settlement.

        The Stipulation also requires that the Trust's Board of Trustees and the Corporation's Board of Directors establish a joint transaction committee of independent Trustees and Directors to make recommendations to those Boards with respect to any transaction proposed in the future by management and having a fair market value of $20 million or more.

        In connection with the settlement of the Shareholder Actions, Messrs. Young and Rothman and certain of their affiliated partnerships have terminated the management agreements that existed between those partnerships and the Corporation's subsidiary, Western Host, Inc. (the "Management Contracts"), and Western Host has agreed to forbear from disputing such action and has withdrawn as a general partner of two additional affiliated partnerships. In satisfaction of any damages that Hotel Investors may incur as a result of the termination of the Management Contracts, Messrs. Rothman and Young have provided to Hotel Investors an irrevocable letter of credit in the amount of $800,000 which has a one-year term.

        Upon final Court approval of the Shareholder Actions, proceeds from the letter of credit would be paid to Hotel Investors, and the parties to the Management Contracts, Messrs. Rothman and Young and Hotel Investors, will release all of their respective claims related to the termination of the Management Contracts.

Certain Assets Sales

        In May 1994, the Best Western-South located in Austin, Texas which was subject to public condemnation for the purpose of highway construction, was sold to an agency of the State of Texas for an all cash price, resulting in a gain of $619,000 and $15,000 for the Trust and the Corporation, respectively.

        In August 1994, the Sheraton Inn located in New Port Richey, Florida and the Holiday Inn located in Brunswick, Georgia were sold for $4,300,000, consisting of net cash proceeds of $1,067,000 and a $3,070,000 promissory note secured by the properties, resulting in a gain of $70,000 and $16,000 for the Trust and the Corporation, respectively.

        In connection with the Reorganization, the Holiday Inn located in Albany, Georgia was sold to Starwood for an all cash purchase price of $6,000,000. No gain or loss was recorded as a result of the sale.

        The Trust does not anticipate nor does it plan for additional asset sales in the immediate future. The Trust's ability to sell hotels is restricted under the terms of the agreement with Starwood.

Mortgage Notes Maturing During 1994

        Three of the mortgage notes payable secured by four of the hotels owned by the Trust matured during 1994. The mortgage note, which matured in April 1994, for which the principal amount outstanding was $4,195,000 at December 31, 1993, was extended to January 1995 and management of the Trust is currently negotiating the refinance or extension of the note. The mortgage note which matured in June 1994, for which the principal amount outstanding was $9,478,000 at December 31, 1993, was extended to June 30, 1997. The third mortgage note, which matured during August 1994, for which the principal amount outstanding was $2,010,000 at December 31, 1993, was extended to December 31, 1994 and management of the Trust is currently negotiating the refinance or extension of the note.

Dallas Park Central Hotel

        The management contract and franchise agreement with Marriott Corporation with respect to the Dallas property expired in March 1994. Since March 1994, the hotel has been managed by Sage Mountain View, Inc. and is being operated as an independent hotel (the Dallas Park Central Hotel).


Mortgage Note Receivable in Default

        The borrower under the Trust's mortgage note receivable secured by the Ramada Inn, Merrimack, New Hampshire with an outstanding principal balance of $1,427,000 at December 31, 1993 is currently in default. Management of the Trust is pursuing all remedies including foreclosure. A foreclosure auction of the property is currently scheduled for November 17, 1994.

Secured Notes Payable and Revolving Line of Credit

        The Trust made the principal payment required under the terms of the Credit Agreement on August 31, 1994 as well as the optional amount which canceled 444,381 of the warrants previously issued to the Senior Lenders. The maturity date of the Restructured Debt has been extended to May 31, 1995.

                                                                     SCHEDULE IV

              INDEBTEDNESS OF AND TO RELATED PARTIES (NOT CURRENT)

HOTEL INVESTORS TRUST:

                                                                            DEDUCTIONS
                                    BALANCE AT                      ---------------------------     BALANCE AT
                                   BEGINNING OF                       AMOUNTS         AMOUNTS         END OF
           DESCRIPTION                PERIOD         ADDITIONS       COLLECTED      WRITTEN OFF       PERIOD
- - - ---------------------------------  ------------     -----------     -----------     -----------     -----------
INDEBTEDNESS OF RELATED PARTIES:
  DECEMBER 31, 1991:
Loans to Hotel Investors
  Corporation(1)(3)..............  $44,099,000      $11,000,000     $(1,202,000)                    $53,897,000
John F. Rothman(2)...............      800,000                                                          800,000
                                   ------------     -----------     -----------     -----------     -----------
                                   $44,899,000      $11,000,000     $(1,202,000)                    $54,697,000
                                   ===========      ===========     ===========     ===========     ===========
  DECEMBER 31, 1992:
Loans to Hotel Investors
  Corporation(1)(4)..............  $53,897,000      $34,004,000     $  (411,000)                    $87,490,000
                                   ------------     -----------     -----------     -----------     -----------
John F. Rothman(2)...............      800,000                                                          800,000
                                   ------------     -----------     -----------     -----------     -----------
                                   $54,697,000      $34,004,000     $  (411,000)                    $88,290,000
                                   ===========      ===========     ===========     ===========     ===========
  DECEMBER 31, 1993:
Loans to Hotel Investors
  Corporation(1).................  $87,490,000      $ 2,519,000     $(2,523,000)                    $87,486,000
John F. Rothman(2)...............      800,000                                                          800,000
                                   ------------     -----------     -----------     -----------     -----------
                                   $88,290,000      $ 2,519,000     $(2,523,000)                    $88,286,000
                                   ===========      ===========     ===========     ===========     ===========

- - - ---------------
(1) The Notes from the Corporation earn interest at various rates ranging from the bank's prime rate to 12% per annum. Effective January 1, 1993 the terms of these notes were amended, see Note 6 of Notes to Financial Statements.

(2) On December 31, 1987, in connection with its acquisition of the Atlanta partnership a working capital loan of $890,000 was assumed by John F. Rothman, General Partner of Western Host Atlanta Partners and President and Chief Executive Officer of the Trust. The note from Mr. Rothman earns interest at 10% per annum.

(3) In September 1991, in connection with the acquisition of the Milwaukee Marriott Hotel, Hotel Investors Corporation became the 51% General Partner in the new Partnership and assumed $11,000,000 of the mortgage debt due to the Trust. For Financial Statement purposes, the results of the Milwaukee Marriott are consolidated and intercompany transactions are eliminated. See
    Note 5 of Notes to Financial Statements.

(4) In December 1992, in connection with the Debt Restructuring the Trust and Corporation restructured the existing borrowings from Trust to include all outstanding borrowings plus accrued but unpaid rent and interest as of December 31, 1992. See Note 6 of Notes to Financial Statements.

              INDEBTEDNESS OF AND TO RELATED PARTIES (NOT CURRENT)

HOTEL INVESTORS CORPORATION:

                                                                              DEDUCTIONS
                                        BALANCE AT                    --------------------------    BALANCE AT
                                       BEGINNING OF                     AMOUNTS        AMOUNTS        END OF
             DESCRIPTION                  PERIOD        ADDITIONS      COLLECTED     WRITTEN OFF      PERIOD
             -----------               ------------    -----------    -----------    -----------    -----------
INDEBTEDNESS TO RELATED PARTIES:
  DECEMBER 31, 1991:
Loans from Hotel Investors
  Trust(1)(2)........................  $44,099,000     $11,000,000    $(1,202,000)                  $53,897,000
                                       ===========     ===========    ===========    ==========     ===========
  DECEMBER 31, 1992:
Loans from Hotel Investors
  Trust(1)(3)........................  $53,897,000     $34,004,000    $  (411,000)                  $87,490,000
                                       ===========     ===========    ===========    ==========     ===========
  DECEMBER 31, 1993:
Loans from Hotel Investors
  Trust(1)...........................  $87,490,000     $ 2,519,000    $(2,523,000)                  $87,486,000
                                       ===========     ===========    ===========    ==========     ===========

- - - ---------------
(1) The Notes from the Corporation earn interest at various rates ranging from the bank's prime rate to 12% per annum. Effective January 1, 1993 the terms of these notes were amended, see Note 6 of Notes to Financial Statements.

(2) In September 1991, in connection with the acquisition of the Milwaukee Marriott Hotel, Hotel Investors Corporation became the 51% General Partner in the new Partnership and assumed $11,000,000 of the mortgage debt due to the Trust. For Financial Statement purposes, the results of the Milwaukee Marriott are consolidated and intercompany transactions are eliminated.

(3) In December 1992, in connection with the Debt Restructuring the Trust and Corporation restructured the existing borrowings from Trust to include all outstanding borrowings plus accrued but unpaid rent and interest as of December 31, 1992. See Note 6 of Notes to Financial Statements.

                                                                     SCHEDULE IX

                             SHORT-TERM BORROWINGS

                                                                                                        WEIGHTED
                                                                                         AVERAGE         AVERAGE
                                                            WEIGHTED      MAXIMUM         AMOUNT         INTEREST
                                               BALANCE AT    AVERAGE       AMOUNT       OUTSTANDING        RATE
          CATEGORY OF AGGREGATE                  END OF     INTEREST    OUTSTANDING       DURING          DURING
          SHORT-TERM BORROWINGS                  PERIOD       RATE     DURING PERIOD   THE PERIOD(2)   THE PERIOD(3)
          ---------------------              ------------  --------   -------------   -------------   -------------
HOTEL INVESTORS TRUST
DECEMBER 31, 1991:
Notes payable to banks(1).................   $ 71,318,000    9.00%    $ 71,545,000    $ 68,166,000        8.91%
Senior Notes Payable......................   $ 56,905,000    9.21%    $ 60,000,000    $ 58,095,000        9.95%
DECEMBER 31, 1992:
Notes payable to banks(1).................   $ 71,318,000    7.00%    $ 71,318,000    $ 71,318,000        7.29%
Senior Notes Payable......................   $ 56,905,000    7.00%    $ 56,905,000    $ 56,905,000        7.29%
DECEMBER 31, 1993:
Secured notes payable and revolving line
  of credit...............................   $128,802,208    7.00%    $133,877,994    $130,785,234        7.94%

- - - ---------------

(1) Represents borrowings under the Trust's line of credit. See Note 2 of Notes to the financial statements.

(2) Computed using the weighted average of the outstanding balances at the end of each month. For the Corporation, the average amount outstanding for the period is computed using the period the line of credit was available to the Corporation.

(3) Computed using the weighted average of the month-end balance and interest rate for each month in which a balance as outstanding.

                                                                      SCHEDULE X

               SUPPLEMENTARY STATEMENTS OF OPERATIONS INFORMATION

                                                              CHARGED TO COSTS AND EXPENSES
                                                         ----------------------------------------
                                                                 YEAR ENDED DECEMBER 31,
                                                         ----------------------------------------
                         ITEM                               1993           1992           1991
                         ----                            ----------     ----------     ----------
HOTEL INVESTORS TRUST:
Amortization:
  Amortization of Debt Issue Costs.....................  $   39,000     $   39,000     $  188,000
  Amortization of Franchise Costs......................       2,000          2,000        145,000

HOTEL INVESTORS CORPORATION:
Maintenance and Repairs................................  $5,837,000     $5,893,000     $5,677,000
Amortization:
  Franchise Costs......................................      30,000         29,000        155,000
Real and Personal Property Taxes.......................   3,587,000      3,915,000      4,110,000
Advertising Costs......................................     438,000        695,000        659,000

                                                                    SCHEDULE XI

                 REAL ESTATE AND ACCUMULATED DEPRECIATION
                               DECEMBER 31, 1993

HOTEL INVESTORS TRUST

                                                                                    COSTS               GROSS AMOUNT
                                                                                SUBSEQUENT TO         AT WHICH CARRIED
                                                     INITIAL COST TO COMPANY     ACQUISITION         AT CLOSE OF PERIOD
                                                    --------------------------  --------------  ----------------------------
                                                                 BUILDING AND    BUILDING AND                 BUILDING AND
            DESCRIPTION              ENCUMBRANCES      LAND      IMPROVEMENTS    IMPROVEMENTS      LAND       IMPROVEMENTS
            -----------              ------------   -----------  -------------  --------------  -----------  ---------------
HOTEL ASSETS:
Embassy Suites -- Phoenix, AZ....... $ 9,478,177    $ 2,889,000   $ 11,658,000    $   539,000   $ 2,889,000    $ 12,197,000
Plaza Hotel -- Tucson, AZ...........             (2)    898,000      3,809,000         24,000       898,000       3,833,000
Vagabond Inn -- Rosemead, CA........                    700,000      2,100,000                      700,000       2,100,000
Vagabond Inn -- Sacramento, CA......                    700,000      3,200,000                      700,000       3,200,000
Vagabond Inn -- Woodland Hills,
  CA................................                  1,200,000      3,200,000                    1,200,000       3,200,000
Hilton Inn -- Gainesville, FL.......                  1,002,000      3,759,000      1,534,000     1,002,000       5,293,000
Holiday Inn and Conference Center --
  Jacksonville, FL..................                  2,000,000     11,345,000        680,000     2,000,000      12,025,000
Sheraton Inn -- New Port Richey,
  FL................................                  1,003,000      5,445,000        169,000     1,003,000       5,614,000
Holiday Inn -- Albany, GA...........                    796,000      4,980,000        123,000       796,000       5,103,000
Holiday Inn -- Brunswick, GA........                    397,000      2,954,000        122,000       397,000       3,076,000
Best Western Riverfront Inn --
  Savannah, GA......................                    431,000      3,745,000        187,000       431,000       3,932,000
Bay Valley Hotel -- Bay City, MI....   4,195,174      2,500,000      5,472,000      1,159,000     2,501,000       6,631,000
Bourbon Street Hotel and Casino --
  Las Vegas, NV.....................                  8,435,000      8,668,000      5,446,000     8,435,000      14,114,000
King 8 Hotel and Casino --
  Las Vegas, NV.....................     177,885      5,396,000     13,579,000      1,938,000     5,396,000      15,517,000
Best Western Airport Inn --
  Albuquerque, NM...................             (3)    285,000      4,880,000                      285,000       4,880,000
Best Western Mesilla Valley Inn --
  Las Cruces, NM....................                  1,150,000      3,295,000         28,000       860,000       3,323,000
Ramada Inn -- Fayetteville, NC......                    520,000      2,330,000        531,000       520,000       2,861,000
Columbus Best Western --
  Columbus, OH......................                    854,000      2,300,000                      854,000       2,300,000
Portland Inn -- Portland, OR........   2,009,636      1,900,000      3,768,000        213,000     2,019,811       3,981,000
Riverside Inn -- Portland, OR.......                  1,300,000      3,375,000        222,000     1,419,811       3,597,000
Best Western South -- Austin, TX....                  2,100,000      2,776,000        342,000     2,100,000       3,118,000
Marriott Park Central -- Dallas,
  TX................................   5,446,534 (3)  3,814,000      8,018,000        578,000     3,815,000       8,596,000
Best Western Airport Inn -- El Paso,
  TX................................                  1,400,000      3,409,000         74,000     1,400,000       3,483,000
Residence Inn -- Tysons Corner,
  VA................................   6,416,696      1,418,000      4,119,000        274,000     1,418,000       4,393,000
Days Inn Town Center -- Seattle,
  WA................................             (3)    250,000      1,483,000         17,000       250,000       1,500,000
Neany Tower Hotel -- Seattle, WA....                  1,700,000      6,270,000        207,000     1,819,811       6,477,000
Sixth Avenue Inn -- Seattle, WA.....             (3)  1,150,000      1,570,000         25,000     1,150,000       1,595,000
Tyee Motor Inn -- Tumwater, WA......                  1,008,000      1,562,000        959,000       945,000       2,521,000
                                     -----------    -----------   ------------    -----------   -----------    ------------
                                     $27,724,102    $47,196,000   $133,069,000    $15,391,000   $47,204,433    $148,460,000
                                     -----------    -----------   ------------    -----------   -----------
Land................................                                                                             47,204,433
Furniture and Equipment.............                                                                             28,505,567
                                                                                                               ------------
Total hotels and land under lease...                                                                           $224,170,000 (5)

                                        ACCUMULATED
                                       DEPRECIATION/(4)     YEAR OF
            DESCRIPTION               AMORTIZATION       CONSTRUCTION
- - - ------------------------------------  ----------------   ------------
HOTEL ASSETS:
Embassy Suites -- Phoenix, AZ.......      $3,341,000        1981
Plaza Hotel -- Tucson, AZ...........       1,005,000        1971
Vagabond Inn -- Rosemead, CA........         437,000        1974
Vagabond Inn -- Sacramento, CA......         666,000        1975
Vagabond Inn -- Woodland Hills,
  CA................................         666,000        1973
Hilton Inn -- Gainesville, FL.......       1,006,000        1974
Holiday Inn and Conference Center --
  Jacksonville, FL..................      11,290,000      1959/1975
Sheraton Inn -- New Port Richey,
  FL................................       4,414,000        1973
Holiday Inn -- Albany, GA...........         665,000        1989
Holiday Inn -- Brunswick, GA........       1,936,000        1972
Best Western Riverfront Inn --
  Savannah, GA......................       1,827,000        1971




Bay Valley Hotel -- Bay City, MI....       1,808,000        1973
Bourbon Street Hotel and Casino --
  Las Vegas, NV.....................      13,786,000      1964/1975
King 8 Hotel and Casino --
  Las Vegas, NV.....................       7,969,000      1974/1979
Best Western Airport Inn --
  Albuquerque, NM...................       1,066,000        1980
Best Western Mesilla Valley Inn --
  Las Cruces, NM....................         728,000        1974
Ramada Inn -- Fayetteville, NC......       2,410,000        1973
Columbus Best Western --
  Columbus, OH......................         131,000
Portland Inn -- Portland, OR........         785,000        1962
Riverside Inn -- Portland, OR.......         703,000        1964
Best Western South -- Austin, TX....       2,288,000        1973
Marriott Park Central -- Dallas,
  TX................................       4,172,000        1972
Best Western Airport Inn -- El Paso,
  TX................................         715,000        1974
Residence Inn -- Tysons Corner,
  VA................................       1,214,000        1984
Days Inn Town Center -- Seattle,
  WA................................       1,063,000        1957
Neany Tower Hotel -- Seattle, WA....       1,302,000        1932
Sixth Avenue Inn -- Seattle, WA.....       1,580,000        1959
Tyee Motor Inn -- Tumwater, WA......         456,000        1961
                                         -----------
                                          69,429,000

Land................................
Furniture and Equipment.............      24,823,000
                                         -----------
Total hotels and land under lease...     $94,252,000
                                         ===========

- - - ---------------

(1) As of December 31, 1993, real estate and furniture and equipment have a cost of $147,231,000 for federal income tax purposes.

(2) Land cost includes costs allocated to leasehold interest in land of $548,000 at the Tucson property.

(3) Land cost represents costs allocated to leasehold interest in land.

(4) Includes reserve for losses as discussed in Notes 1 and 3 of Notes to the Financial Statements.

(5) Substantially all properties are encumbered by the Secured Note Payable and Revolving Line of Credit.

                    REAL ESTATE AND ACCUMULATED DEPRECIATION

     A reconciliation of the Trust's investment in real estate, furniture and fixtures and related accumulated depreciation is as follows:

                                                              YEAR ENDED DECEMBER 31,
                                                   ----------------------------------------------
                                                       1993             1992             1991
                                                   ------------     ------------     ------------
REAL ESTATE AND FURNITURE AND FIXTURES:
Balance at beginning of period...................  $246,356,000     $258,902,000     $278,335,000
Additions during period:
  Acquisitions...................................             0                0                0
  Improvements...................................     1,372,000        9,384,000        3,217,000
U. S. Equity Step-up Basis.......................       899,000
Reclass of construction in progress..............             0         (113,000)
Deductions during period:
  Sales of properties............................   (24,457,000)     (21,817,000)     (22,650,000)
                                                   ------------     ------------     ------------
Balance at end of Period.........................   224,170,000      246,356,000      258,902,000
                                                   ------------     ------------     ------------
LAND UNDER LEASE:
Balance at beginning of period...................             0                0                0
Sales during period..............................
                                                   ------------     ------------     ------------
Balance at end of period.........................             0                0                0
                                                   ------------     ------------     ------------
                                                   $224,170,000     $246,356,000     $258,902,000
                                                   ============     ============     ============
ACCUMULATED DEPRECIATION:
Balance at beginning of period...................  $105,338,000     $108,134,000     $ 99,080,000
Additions -- depreciation expense................     5,630,000        6,753,000        8,696,000
Deductions -- sales of properties................   (19,085,000)     (12,746,000)      (7,518,000)
Provision for investment losses(4)...............     2,369,000        3,197,000        7,876,000
Allocation of reserve for losses.................
                                                   ------------     ------------     ------------
Balance at end of period.........................  $ 94,252,000     $105,338,000     $108,134,000
                                                   ============     ============     ============

                                                                     SCHEDULE XI

                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                               DECEMBER 31, 1993

HOTEL INVESTORS CORPORATION

                                                                           COSTS
                                                                         SUBSEQUENT      GROSS AMOUNT AT WHICH
                                                                             TO        CARRIED AT CLOSE OF PERIOD
                                            INITIAL COST TO COMPANY     ACQUISITION    --------------------------
                                           --------------------------   ------------       (1)           (1)          ACCUMULATED
                                (3)         LAND AND     BUILDING AND   BUILDING AND    LAND AND     BUILDING AND    DEPRECIATION/
       DESCRIPTION          ENCUMBRANCES   LEASEHOLDS    IMPROVEMENTS   IMPROVEMENTS   LEASEHOLDS    IMPROVEMENTS   AMORTIZATION(2)
       -----------          ------------   ----------    ------------   ------------   -----------   ------------   ---------------
HOTEL ASSETS:
Embassy Suites --
  Phoenix, AZ.............                                                $   45,000                  $    45,000     $     5,000
Plaza Hotel -- Tucson,
  AZ......................                 $   595,000                             0   $   978,000              0         149,000
Hilton Inn -- Gainesville,
  FL......................                                                    39,000                       39,000           8,000
Holiday Inn and Conference
  Center -- Jacksonville,
  FL......................                   1,587,000                       126,000     1,587,000        126,000       1,601,000
Sheraton Inn -- New Port
  Richey, FL..............                                                    24,000                       24,000           2,000
Holiday Inn -- Albany,
  GA......................                                                    64,000                       64,000           4,000
Holiday Inn --
  Brunswick, GA...........                                                    62,000                       62,000           4,000
Bay Valley Hotel --
  Bay City, MI............                                                   179,000                      179,000          19,000
Best Western North
  Columbus, OH............                                                    37,000                       37,000           2,000
Best Western Airport
  Inn -- Albuquerque,
  NM......................                     325,000                             0       372,000              0          68,000
Best Western Mecalla
  Valley Inn -- Las
  Cruces, NM..............                                                         0       252,000              0          17,000
Ramada Inn --
  Fayettville, NC.........                                                    15,000                       15,000           1,000
Portland Inn -- Portland,
  OR......................                   2,185,000                        78,000     2,185,000         78,000         426,000
Riverside Inn -- Portland,
  OR......................                   2,123,000    $    87,000         25,000     2,123,000        112,000         427,000
Best Western South --
  Austin, TX..............                                                    35,000                       35,000           4,000
Best Western Airport
  Inn -- El Paso, TX......                                                    18,000                       18,000           3,000
Residence Inn -- Tysons
  Corner, VA..............                                                    33,000                       33,000           4,000
Days Inn Town Center --
  Seattle, WA.............                     429,000          4,000        204,000       429,000        208,000         206,000
Meany Tower Hotel --
  Seattle, WA.............                   3,437,000        302,000         66,000     3,437,000        368,000         731,000
Sixth Avenue Inn --
  Seattle, WA.............                   1,515,000         24,000        118,000     1,515,000        142,000         641,000
Best Western Inn --
  Savannah, GA............                                                    39,000                       39,000           1,000
Mariott Hotel --
  Milwaukee, WI...........    13,381,000     2,500,000     17,422,000      3,499,000     2,500,000     20,921,000         953,000
                             -----------   -----------    -----------     ----------   -----------    -----------     -----------
                             $13,381,000   $14,696,000    $17,839,000     $4,706,000   $15,378,000     22,545,000       5,276,000
                             -----------   -----------    -----------     ----------   -----------
Land......................                                                                             15,378,000
Furniture and Equipment...                                                                             16,867,000      12,183,000
                                                                                                      -----------     -----------
Total hotels and land.....                                                                            $54,790,000     $17,459,000
                                                                                                      ===========     ===========




































                               YEAR OF       DATE
       DESCRIPTION          CONSTRUCTION   ACQUIRED   LIFE
       -----------          ------------   --------   ----
HOTEL ASSETS:
Embassy Suites --
  Phoenix, AZ.............       1981      12/13/83    35
Plaza Hotel -- Tucson,
  AZ......................       1971       9/16/86    35
Hilton Inn -- Gainesville,
  FL......................       1974      11/24/86    35
Holiday Inn and Conference
  Center -- Jacksonville,
  FL......................     1959/1975    9/16/86    35
Sheraton Inn -- New Port
  Richey, FL..............       1973      12/11/86    35
Holiday Inn -- Albany,
  GA......................       1989       6/09/89    35
Holiday Inn --
  Brunswick, GA...........       1972      12/11/86    35
Bay Valley Hotel --
  Bay City, MI............       1973       5/10/84    35
Best Western North
  Columbus, OH............
Best Western Airport
  Inn -- Albuquerque,
  NM......................       1980       9/16/86    35
Best Western Mecalla
  Valley Inn -- Las
  Cruces, NM..............       1974       9/16/86    35
Ramada Inn --
  Fayettville, NC.........       1973      12/11/86    35
Portland Inn -- Portland,
  OR......................       1962       9/16/86    35
Riverside Inn -- Portland,
  OR......................       1964       9/16/86    35
Best Western South --
  Austin, TX..............       1973       9/16/86    35
Best Western Airport
  Inn -- El Paso, TX......       1974       9/16/86    35
Residence Inn -- Tysons
  Corner, VA..............       1984       7/01/84    35
Days Inn Town Center --
  Seattle, WA.............       1957       9/16/86    13
Meany Tower Hotel --
  Seattle, WA.............       1932       9/16/86    35
Sixth Avenue Inn --
  Seattle, WA.............       1959       9/16/86    13
Best Western Inn --
  Savannah, GA............       1961       2/17/87    35
Mariott Hotel --
  Milwaukee, WI...........
Land......................
Furniture and Equipment...
Total hotels and land.....

- - - ---------------
(1) As of December 31, 1993, real estate and furniture and equipment have a cost of $36,254,000 for federal income tax purposes.

(2) Includes reserve for loans discussed in Notes 1 and 3 of Notes to Financial Statements.

(3) Amount excludes $14,064,000 second trust deed note payable to the Trust. And $1,102,000 third trust deed note payable. See Note 6 of Notes to Financial Statements.

                    REAL ESTATE AND ACCUMULATED DEPRECIATION

     A reconciliation of the Corporation's Investment in real estate, furniture and fixtures and related accumulated depreciation is as follows:

                                                                YEAR ENDED DECEMBER 31,
                                                      -------------------------------------------
                                                         1993            1992            1991
                                                      -----------     -----------     -----------
REAL ESTATE AND FURNITURE AND FIXTURES:
Balance at beginning of year........................  $51,972,000     $51,199,000     $27,571,000
Additions:
  Improvements......................................    5,205,000       1,290,000       1,334,000
  Acquisitions......................................                                   22,585,000
Deductions: Reclass.................................      388,000
  Sales of Properties...............................   (2,775,000)       (517,000)       (291,000)
Balance at end of year..............................   54,790,000      51,972,000      51,199,000

ACCUMULATED DEPRECIATION:
Balance at beginning of year........................  $15,413,000     $12,377,000     $ 9,779,000
Additions --
  Depreciation expense..............................    3,602,000       3,373,000       2,503,000
Deductions --
  Sales of properties...............................   (1,842,000)       (337,000)       (114,000)
Provision for investment losses(2)..................                            0         713,000
  Reclass...........................................      286,000               0        (504,000)
                                                      -----------     -----------     -----------
Balance at end of year..............................  $17,459,000     $15,413,000     $12,377,000

                                                                    SCHEDULE XII

                         MORTGAGE LOANS ON REAL ESTATE
                               DECEMBER 31, 1993

                                                                     INTEREST      FINAL       PERIODIC
             DESCRIPTION                                               RATE       MATURITY     PAYMENT
             -----------                                             --------     --------     -------
HOTEL INVESTORS TRUST

First Mortgages:
Vagabond Inns -- Stockton and Modesto, CA........................    10.00%         1996              (2)
Vagabond Inns -- Reno, NV........................................    12.00%         1994              (2)
Ramada Inn -- Jefferson City, MO.................................    11.00%         1996              (3)
Days Inn -- Albany, GA...........................................    10.00%         1996       $12,554(5)
Best Western -- Merrimack, NH....................................     9.00%         1997       $11,587(6)
Days Inn -- Spartanburg, SC......................................     9.00%         1998       $ 5,954(7)
Days Inn -- Irving, TX...........................................     9.00%         1997       $13,276(8)
Vantage Hotel -- Tucker, GA......................................     9.00%         1998       $ 9,000(9)
Second Mortgages:
Viscount Hotel -- Dallas, TX.....................................     8.75%         2017       $ 1,982(4)
Allowance for loan losses.......................................

                                                                                         PRINCIPAL AMOUNT
                                                         FACE           CARRYING         OF LOANS SUBJECT
                                                        AMOUNT OF       AMOUNT OF           TO DELINQUENT
        DESCRIPTION                     PRIOR LIENS     MORTGAGES      MORTGAGES(1)     PRINCIPAL OR INTEREST
        -----------                     -----------    -----------     ------------     ---------------------
HOTEL INVESTORS TRUST

First Mortgages:
Vagabond Inns -- Stockton and
  Modesto, CA.......................      no           $ 1,995,000     $ 1,816,000
Vagabond Inns -- Reno, NV............     no             1,600,000       1,448,000
Ramada Inn -- Jefferson City, MO.....     no             4,500,000       1,764,000
Days Inn -- Albany, GA...............     no             1,050,000         827,000
Best Western -- Merrimack, NH........     no             1,440,000       1,426,000
Days Inn -- Spartanburg, S.C.........     no               775,000         736,000
Days Inn -- Irving, TX...............     no             1,650,000       1,531,000
Vantage Hotel -- Tucker, GA..........     no             1,985,000       1,976,000

Second Mortgages:
Viscount Hotel -- Dallas, TX.........     yes              264,000         238,000
Allowance for loan losses...........                                      (140,000)
                                                                                                --
                                                      -----------      -----------
                                                      $15,259,000      $11,642,000              $0
                                                      ===========      ===========              ==

 ---------------
(1) As of December 31, 1993, the aggregate cost (before allowance for loan losses) for federal income tax purposes is not significantly different from that used for book purposes.

(2) The notes provide for monthly payments of interest plus additional annual payments based on a percentage of the hotels' sales, a portion of which is applied to principal.

(3) Principal and interest due monthly based on a 30 year amortization schedule with unpaid principal of $1,750,000 due in December 1996.

(4) Plus contingent interest of 4% of room sales of the hotel.

(5) Principal and interest due monthly based on a 10 year amortization schedule with additional principal of $50,000 due in November 1993 and all unpaid principal of $591,000 due in November 1996.

(6) Principal and interest due monthly based on a 30 year amortization schedule with unpaid principal of $1,382,000 due in July 1997.

(7) Principal and interest due monthly based on a 30 year amortization schedule with additional principal of $35,000 due in September 1993 and all unpaid principal of $704,000 due in September 1998.

(8) Principal and interest due monthly based on a 30 year amortization schedule with additional principal of $90,000 due in March 1993 and all unpaid principal of $1,485,000 due in March 1997.

(9) Principal and interest due monthly based on a 25 year amortization schedule with unpaid principal of $1,857,000 due in June 1998.

                        RECONCILIATION OF MORTGAGE LOANS

                                                         YEAR             YEAR             YEAR
                                                        ENDED            ENDED            ENDED
                                                     DECEMBER 31,     DECEMBER 31,     DECEMBER 31,
                                                         1993             1992             1991
                                                     ------------     ------------     ------------
Balance at beginning of year.......................  $10,010,000      $10,669,000     $ 21,749,000
Additions -- ......................................    1,985,000
  New mortgage loans...............................                     3,865,000        1,950,000
Reclassification --
  Reclassification of indebtedness of and to
     related parties(1)............................                                    (11,000,000)
Deductions --
  Principal repayments.............................     (353,000)        (957,000)      (1,039,000)
  Amortization of discount.........................                             0                0
  Allowance for loan loss..........................                      (223,000)        (991,000)
  Discount for pre-payment(3)......................                       (90,000)
  Cancellation of Note(2).........................                     (3,254,000)
                                                     -----------      -----------     ------------
Balance at end of year.............................  $11,642,000      $10,010,000     $ 10,669,000
                                                     ===========      ===========     ============

- - - ---------------
(1) In September 1991, in connection with the acquisition of the Milwaukee Marriott Hotel, Hotel Investors Corporation became the 51% General Partner in the new Partnership and assumed the mortgage debt. For Financial statement purposes, the results of the Milwaukee Marriott are consolidated with intercompany transactions eliminated. See Note 4 of Notes to Financial Statements.

(2) In January 1992, in lieu of foreclosure, the Trust cancelled its note and released its mortgage on the Columbus Best Western North.

(3) The Trust discounted the Note on the Brunswick, Georgia property as consideration for the early pay-off of the note.

                                                                     (Concluded)