Form 10-Q/A
period 1994-06-30
HOTEL INVESTORS TRUST /MD/; HOTEL INVESTORS CORP
filed 1994-09-30
CIK 48595, 316206

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                  FORM 10-Q/A

              /x/ Quarterly report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934

              For the quarterly period ended       June 30, 1994
                                            ---------------------------------

                                       OR

              / / Transition report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934

              For the transition period from          to
                                            ---------    ---------

        Commission File Number:  1-6828         Commission File Number:  1-7959

               HOTEL INVESTORS                                  HOTEL INVESTORS
                   TRUST                                          CORPORATION
    (Exact name of registrant as specified          (Exact name of registrant as specified
               in its charter)                                  in its charter)
                   Maryland                                         Maryland

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


    Indicate by check mark whether the Registrants (1) have filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to
such filing requirements for the past 90 days.     Yes  /X/     No  / /


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

    12,132,948 Shares of Beneficial Interest, $1.00 par value, of Hotel Investors Trust paired with 12,132,948 Shares of Common Stock, par value $.10 per share, of Hotel Investors Corporation outstanding as of August 12, 1994.



===============================================================================

     The undersigned Registrants hereby amend the following items, financial statements, exhibits or other portions of their quarterly report on Form 10-Q for the quarterly period ended June 30, 1994 as set forth in the pages attached hereto:

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

         Starwood has also agreed, at the Trust's option, to purchase the Trust's Albany, Georgia property for approximately $6 million and to loan to the Trust up to an additional $5 million as a short-term first mortgage loan or defer certain amortization of senior secured Trust debt held by Starwood pending completion of the transaction; and the Trust would use the proceeds to make certain payments on its outstanding senior secured debt and retire a portion of the warrants issued to its senior lenders in connection with the restructuring of the senior secured debt in January 1993. Starwood previously purchased or has under contract to purchase in excess of $75 million of the Trust's outstanding senior secured debt.

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

                                       HOTEL INVESTORS TRUST AND HOTEL INVESTORS CORPORATION
                                                      COMBINED BALANCE SHEETS
                                                            (Unaudited)

                                                                     JUNE 30,             DECEMBER 31,
                                                                       1994                   1993
                                                                  -------------          -------------
ASSETS

Hotel assets, net .............................................   $ 161,284,000          $ 167,249,000
Mortgage notes receivable, net ................................      10,791,000             11,642,000
Investment in joint venture hotel properties ..................         304,000                281,000
                                                                  -------------          -------------

      Total real estate investments ...........................     172,379,000            179,172,000
Cash and cash equivalents .....................................       8,155,000              5,652,000
Accounts receivable ...........................................       5,698,000              4,360,000
Notes receivable, net .........................................       1,667,000              1,717,000
Inventories, prepaid expenses and other assets ................       4,445,000              4,451,000
                                                                  -------------          -------------
                                                                  $ 192,344,000          $ 195,352,000
                                                                  =============          =============
LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
Secured notes payable and revolving line of credit ............   $ 127,397,000          $ 128,802,000
Mortgage and other notes payable ..............................      41,277,000             42,084,000
Accounts payable and other liabilities ........................       9,735,000             11,140,000
                                                                  -------------          -------------
                                                                    178,409,000            182,026,000
                                                                  -------------          -------------
Commitments and contingencies

SHAREHOLDERS' EQUITY
Trust shares of beneficial interest,
  $1.00 par value; authorized
  30,000,000 shares; outstanding
  12,132,948 shares ..........................................       12,133,000             12,133,000
Corporation common stock, $0.10 par
  value; authorized 30,000,000 shares;
  outstanding 12,132,948 shares ..............................        1,213,000              1,213,000
Additional paid-in capital ....................................     210,497,000            210,497,000
Share purchase notes ..........................................        (208,000)              (291,000)
Accumulated deficit ...........................................    (209,628,000)          (210,226,000)
                                                                  -------------          -------------
                                                                     13,935,000             13,326,000
                                                                  -------------          -------------
                                                                  $ 192,344,000          $ 195,352,000
                                                                  =============          =============

                                       HOTEL INVESTORS TRUST AND HOTEL INVESTORS CORPORATION
                                                 COMBINED STATEMENTS OF OPERATIONS
                                                            (Unaudited)

                                                                      THREE MONTHS ENDED JUNE 30,
                                                                    --------------------------------
                                                                       1994                 1993
                                                                    -----------          -----------
REVENUE
Hotel  .........................................................    $21,308,000          $22,618,000
Gaming .........................................................      7,125,000            6,804,000
Interest from mortgage and other notes .........................        407,000              355,000
Management fees and other ......................................        249,000              151,000
Rents from leased hotel properties .............................        313,000              263,000
Gain on sale of hotel assets ...................................        592,000              119,000
                                                                    -----------          -----------
                                                                     29,994,000           30,310,000
                                                                    -----------          -----------

EXPENSES
Hotel operations ...............................................     15,556,000           17,454,000
Gaming operations ..............................................      6,166,000            5,873,000
Interest .......................................................      4,333,000            3,897,000
Depreciation and amortization ..................................      1,947,000            2,197,000
Administrative and operating ...................................      1,059,000            1,093,000
                                                                    -----------          -----------
                                                                     29,061,000           30,514,000
                                                                    -----------          -----------
                                          NET INCOME (LOSS)         $   933,000          $  (204,000)
                                                                    ===========          ===========

                         NET INCOME (LOSS) PER PAIRED SHARE               $0.07               $(0.02)
                                                                    ===========          ===========

                   Weighted average number of paired shares          13,143,666           12,132,948
                                                                    ===========          ===========

                                       HOTEL INVESTORS TRUST AND HOTEL INVESTORS CORPORATION
                                                 COMBINED STATEMENTS OF OPERATIONS
                                                            (Unaudited)

                                                                        SIX MONTHS ENDED JUNE 30,
                                                                     --------------------------------
                                                                         1994                 1993
                                                                     -----------          -----------
REVENUE
Hotel ........................................................       $41,894,000          $43,081,000
Gaming .......................................................        14,313,000           13,483,000
Interest from mortgage and other notes .......................           762,000              692,000
Management fees and other ....................................           308,000              406,000
Rents from leased hotel properties ...........................           463,000              461,000
Gain on sale of hotel assets .................................           592,000              108,000
                                                                     -----------          -----------
                                                                      58,332,000           58,231,000
                                                                     -----------          -----------

EXPENSES
Hotel operations .............................................        31,124,000           33,819,000
Gaming operations ............................................        12,159,000           11,608,000
Interest .....................................................         8,458,000            7,541,000
Depreciation and amortization ................................         4,013,000            4,413,000
Administrative and operating .................................         1,980,000            2,330,000
                                                                     -----------          -----------
                                                                      57,734,000           59,711,000
                                                                     -----------          -----------
                                          NET INCOME (LOSS)          $   598,000          $(1,480,000)
                                                                     ===========          ===========

                         NET INCOME (LOSS) PER PAIRED SHARE                $0.05               $(0.12)
                                                                     ===========          ===========
                   Weighted average number of paired shares           13,162,440           12,132,948
                                                                     ===========          ===========

                                       HOTEL INVESTORS TRUST AND HOTEL INVESTORS CORPORATION
                                                 COMBINED STATEMENTS OF CASH FLOWS
                                                            (Unaudited)

                                                                      SIX MONTHS ENDED JUNE 30,
                                                                   --------------------------------
                                                                      1994                 1993
                                                                   -----------          -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss) ...........................................      $   598,000          $(1,480,000)
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
  Depreciation and amortization .............................        4,013,000            4,413,000
  Capitalized loan costs and deferred interest ..............        1,339,000            5,821,000
  (Gain) loss on sales of hotel assets ......................         (592,000)            (108,000)
Changes in operating assets and liabilities:
  Accounts receivable, inventories, prepaid expenses and
    other assets.............................................       (1,332,000)          (2,131,000)
  Accounts payable and other liabilities ....................       (1,405,000)          (6,737,000)
                                                                   -----------          -----------
      Net cash provided by
        operating activities ................................        2,621,000             (222,000)
                                                                   -----------          -----------

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to hotel assets ...................................       (1,098,000)          (3,055,000)
Net proceeds from sales of assets ...........................        3,674,000            3,912,000
Increase in mortgage notes receivable .......................                            (1,985,000)
Principal received on notes receivable ......................          846,000              164,000
Other intangible assets .....................................                                (8,000)
Acquisition of minority interest ............................                            (1,575,000)
                                                                   -----------          -----------
      Net cash provided by (used in)
        investing activities ................................        3,422,000           (2,547,000)
                                                                   -----------           ----------

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on mortgage and
  other notes payable .......................................         (807,000)            (444,000)
Principal payments on secured notes payable and
  revolving line of credit...................................       (6,044,000)          (2,537,000)
Borrowings under mortgage and other notes ...................                               746,000
Increase in secured notes payable and
  revolving line of credit ..................................        3,300,000
Distributions to minority shareholders ......................                               (21,000)
Principal received on share purchase notes ..................           11,000                5,000
                                                                   -----------          -----------
      Net cash provided by
        financing activities ................................       (3,540,000)           (2,251,000)
                                                                   -----------           -----------

INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS ......................................        2,503,000            (5,020,000)
CASH AND CASH EQUIVALENTS
  AT BEGINNING OF PERIOD ....................................        5,652,000            10,517,000
                                                                   -----------           -----------
CASH AND CASH EQUIVALENTS
  AT END OF PERIOD ..........................................      $ 8,155,000           $ 5,497,000
                                                                   ===========           ===========

                                                       HOTEL INVESTORS TRUST
                                                          BALANCE SHEETS
                                                            (Unaudited)

                                                                     JUNE 30,             DECEMBER 31,
                                                                  -------------          -------------
                                                                       1994                   1993
                                                                  -------------          -------------
ASSETS

Hotel assets, net .........................................       $ 125,065,000          $ 129,918,000
Mortgage notes receivable, net ............................          10,791,000             11,642,000
Investment in joint venture hotel properties ..............             293,000                276,000
                                                                  -------------          -------------
      Total real estate investments .......................         136,149,000            141,836,000
Cash and cash equivalents .................................           1,468,000                918,000
Accounts receivable .......................................             702,000              1,011,000
Notes receivable - Corporation ............................          89,535,000             87,486,000
Notes receivable, net .....................................           1,016,000              1,025,000
Prepaid expenses and other assets .........................             709,000                569,000
                                                                  -------------          -------------
                                                                  $ 229,579,000          $ 232,845,000
                                                                  =============          =============

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
Secured notes payable and revolving line of credit .......        $ 127,397,000          $ 128,802,000
Mortgage and other notes payable .........................           27,144,000             27,724,000
Accounts payable and other liabilities ...................            2,688,000              4,114,000
                                                                  -------------          -------------
                                                                    157,229,000            160,640,000
                                                                  -------------          -------------

Commitments and contingencies

SHAREHOLDERS' EQUITY
Trust shares of beneficial interest,
   $1.00 par value; authorized
   30,000,000 shares; outstanding
   12,132,948 shares .....................................           12,133,000             12,133,000
Additional paid-in capital ...............................          204,640,000            204,640,000
Share purchase notes .....................................             (280,000)              (291,000)
Accumulated deficit ......................................         (144,143,000)          (144,277,000)
                                                                  -------------          -------------
                                                                     72,350,000             72,205,000
                                                                  -------------          -------------
                                                                  $ 229,579,000          $ 232,845,000
                                                                  =============          =============

                                                       HOTEL INVESTORS TRUST
                                                     STATEMENTS OF OPERATIONS
                                                            (Unaudited)
                                                                     THREE MONTHS ENDED JUNE 30,
                                                                    -------------------------------
                                                                       1994                 1993
                                                                    ----------           ----------
REVENUE
Rents from Corporation .......................................      $4,143,000           $4,189,000
Interest from Corporation ....................................         426,000              399,000
Interest from mortgage and other notes .......................         399,000              320,000
Rents from other leased hotel properties .....................         313,000              263,000
Other ........................................................          93,000              146,000
Gain on sale of hotel assets .................................         579,000              160,000
                                                                    ----------           ----------
                                                                     5,953,000            5,477,000
                                                                    ----------           ----------

EXPENSES
Interest .....................................................       3,996,000            3,573,000
Depreciation and amortization ................................       1,313,000            1,435,000
Administrative and operating .................................         356,000              428,000
                                                                    ----------           ----------
                                                                     5,665,000            5,436,000
                                                                    ----------           ----------
                                          NET INCOME (LOSS)         $  288,000           $   41,000
                                                                    ==========           ==========
                                NET INCOME (LOSS) PER SHARE              $0.02                $0.00
                                                                    ==========           ==========

                                                       HOTEL INVESTORS TRUST
                                                     STATEMENTS OF OPERATIONS
                                                            (Unaudited)

                                                                       SIX MONTHS ENDED JUNE 30,
                                                                    -------------------------------
                                                                       1994                 1993
                                                                    ----------          -----------
REVENUE
Rents from Corporation .....................................       $ 8,456,000          $ 8,348,000
Interest from Corporation ..................................           841,000              744,000
Interest from mortgage and other notes .....................           738,000              613,000
Rents from other leased hotel properties ...................           463,000              461,000
Other ......................................................           119,000              252,000
Gain on sale of hotel assets ...............................           579,000              141,000
                                                                   -----------          -----------
                                                                    11,196,000           10,559,000
                                                                   -----------          -----------

EXPENSES
Interest ...................................................         7,775,000            6,928,000
Depreciation and amortization ..............................         2,565,000            2,854,000
Administrative and operating ...............................           722,000              944,000
                                                                   -----------          -----------
                                                                    11,062,000           10,726,000
                                                                   -----------          -----------
                                          NET INCOME (LOSS)        $   134,000          $  (167,000)
                                                                   ===========          ===========
                                NET INCOME (LOSS) PER SHARE              $0.01               $(0.01)
                                                                   ===========          ===========


                                                       HOTEL INVESTORS TRUST
                                                     STATEMENTS OF CASH FLOWS
                                                            (Unaudited)
                                                                     SIX MONTHS ENDED JUNE 30,
                                                                   -----------------------------
                                                                       1994              1993
                                                                   -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss) ..........................................       $   134,000       $  (167,000)
Adjustments to reconcile net income (loss) to net cash
  provided by (used in) operating activities:
  Depreciation and amortization ............................         2,565,000         2,854,000
  Capitalized loan costs and deferred interest .............         1,339,000         5,821,000
  Deferred interest income - Corporation ...................          (841,000)         (728,000)
  (Gain) loss on sales of hotel assets .....................          (579,000)         (141,000)
Changes in operating assets and liabilities:
  Accounts receivable, prepaid expenses and
    other assets ...........................................           169,000           599,000
  Accounts payable and other liabilities ...................        (1,426,000)       (7,171,000)
                                                                   -----------       -----------
      Net cash provided by operating activities ............         1,361,000         1,067,000
                                                                   -----------       -----------
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to hotel assets ..................................          (763,000)         (161,000)
Net proceeds from sales of assets ..........................         3,668,000         3,307,000
Increase in mortgage notes receivable ......................                          (1,985,000)
Principal received on mortgage
  and other notes receivable ...............................           805,000           142,000
Other intangible assets.....................................                              (8,000)
Net changes in notes receivable - Corporation ..............        (1,208,000)          420,000

 Acquisition of minority interest ...........................                         (1,575,000)
                                                                   -----------       -----------
      Net cash provided by (used in)
        investing activities ...............................         2,502,000           140,000
                                                                   -----------       -----------
CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on mortgage and
  other notes payable ......................................          (580,000)         (408,000)
Principal payments on secured notes payable and
  revolving line of credit .................................        (6,044,000)       (2,537,000)
Payments to minority shareholders ..........................                             (18,000)
Increase in secured notes payable and
  revolving line of credit .................................         3,300,000
Principal received on share purchase notes .................            11,000
                                                                   -----------       -----------
      Net cash provided by (used in)
        financing activities  ...............................       (3,313,000)       (2,963,000)
                                                                   -----------       -----------

DECREASE IN CASH
  AND CASH EQUIVALENTS ......................................          550,000        (1,756,000)
CASH AND CASH EQUIVALENTS
  AT BEGINNING OF PERIOD ....................................          918,000         2,615,000
                                                                   -----------       -----------
CASH AND CASH EQUIVALENTS
  AT END OF PERIOD ..........................................      $ 1,468,000       $   859,000
                                                                   ===========       ===========

                                                    HOTEL INVESTORS CORPORATION
                                                          BALANCE SHEETS
                                                            (Unaudited)

                                                                     JUNE 30,            DECEMBER 31,
                                                                   ----------------------------------
                                                                       1994                  1993
                                                                   ------------          ------------
ASSETS

Hotel assets, net .........................................       $ 36,219,000           $ 37,331,000
Investment in joint venture hotel properties ..............             11,000                  5,000
                                                                  ------------           ------------
      Total real estate investments .......................         36,230,000             37,336,000
Cash and cash equivalents .................................          6,687,000              4,734,000
Accounts receivable .......................................          4,996,000              3,349,000
Notes receivable ..........................................            651,000                692,000
Inventories, prepaid expenses and other assets ............          3,736,000              3,882,000
                                                                  ------------           ------------
                                                                  $ 52,300,000           $ 49,993,000
                                                                  ============           ============
LIABILITIES AND SHAREHOLDERS' DEFICIT

LIABILITIES
Mortgage and other notes payable ..........................       $ 14,133,000          $ 14,360,000
Notes payable - Trust .....................................         89,535,000            87,486,000
Accounts payable and other liabilities ....................          7,047,000             7,026,000
                                                                  ------------          ------------
                                                                   110,715,000           108,872,000
                                                                  ------------          ------------

Commitments and contingencies

SHAREHOLDERS' DEFICIT
Corporation common stock, $0.10 par
   value; authorized 30,000,000 shares;
   outstanding 12,132,948 shares ..........................          1,213,000              1,213,000
Additional paid-in capital ................................          5,857,000              5,857,000
Accumulated deficit .......................................        (65,485,000)           (65,949,000)
                                                                  ------------          ------------
                                                                   (58,415,000)           (58,879,000)
                                                                  ------------          ------------
                                                                  $ 52,300,000           $ 49,993,000
                                                                  ============           ============

                                                    HOTEL INVESTORS CORPORATION
                                                     STATEMENTS OF OPERATIONS
                                                            (Unaudited)

                                                                      THREE MONTHS ENDED JUNE 30,
                                                                   --------------------------------
                                                                      1994                 1993
                                                                   -----------          -----------
REVENUE
Hotel ..................................................           $21,308,000          $22,618,000
Gaming .................................................             7,125,000            6,804,000
Interest from notes receivable .........................                 8,000               35,000
Management fees and other income .......................               156,000                5,000
Gain (loss) on sales of hotel assets ...................                13,000              (41,000)
                                                                   -----------          -----------
                                                                    28,610,000           29,421,000
                                                                   -----------          -----------

EXPENSES
Hotel operations .......................................            15,556,000           17,454,000
Gaming operations ......................................             6,166,000            5,873,000
Rent - Trust ...........................................             4,143,000            4,189,000
Interest - Trust .......................................               426,000              399,000
Interest - other .......................................               337,000              324,000
Depreciation and amortization ..........................               634,000              762,000
Administrative and operating ...........................               703,000              665,000
                                                                   -----------          -----------
                                                                    27,965,000           29,666,000
                                                                   -----------          -----------
                                          NET INCOME (LOSS)        $   645,000          $  (245,000)
                                                                   ===========          ===========
                                NET INCOME (LOSS) PER SHARE              $0.05               $(0.02)
                                                                   ===========          ===========

                                                    HOTEL INVESTORS CORPORATION
                                                     STATEMENTS OF OPERATIONS
                                                            (Unaudited)

                                                                       SIX MONTHS ENDED JUNE 30,
                                                                   --------------------------------
                                                                       1994                 1993
                                                                   -----------          -----------
REVENUE
Hotel ..................................................           $41,894,000          $43,081,000
Gaming .................................................            14,313,000           13,483,000
Interest from notes receivable .........................                24,000               79,000
Management fees and other income .......................               189,000              154,000
Gain (loss) on sales of hotel assets ...................                13,000              (33,000)
                                                                   -----------          -----------
                                                                    56,433,000           56,764,000
                                                                   -----------          -----------

EXPENSES
Hotel operations .......................................            31,124,000           33,819,000
Gaming operations ......................................            12,159,000           11,608,000
Rent - Trust ...........................................             8,456,000            8,348,000
Interest - Trust .......................................               841,000              744,000
Interest - other .......................................               683,000              613,000
Depreciation and amortization ..........................             1,448,000            1,559,000
Administrative and operating ...........................             1,258,000            1,386,000
                                                                   -----------          -----------
                                                                    55,969,000           58,077,000
                                                                   -----------          -----------
                                          NET INCOME (LOSS)        $   464,000          $(1,313,000)
                                                                   ===========          ===========
                                NET INCOME (LOSS) PER SHARE              $0.04               $(0.11)
                                                                   ===========          ===========

                                                    HOTEL INVESTORS CORPORATION
                                                     STATEMENTS OF CASH FLOWS
                                                            (Unaudited)

                                                                      SIX MONTHS ENDED JUNE 30,
                                                                   -------------------------------
                                                                       1994                1993
                                                                   -----------         -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss) .........................................        $   464,000         $(1,313,000)
Adjustments to reconcile net income (loss) to net cash
  provided by (used in) operating activities:
  Depreciation and amortization ...........................          1,448,000           1,559,000
  Deferred interest expense - Trust .......................            841,000             728,000
  Gain (loss) on sales of hotel assets ....................            (13,000)             33,000
Changes in operating assets and liabilities:
  Accounts receivable inventories, prepaid expenses and
    other assets ..........................................         (1,501,000)         (2,730,000)
  Accounts payable and other liabilities ..................             21,000             434,000
                                                                   -----------         -----------
      Net cash provided by (used in)
        operating activities ..............................          1,260,000          (1,289,000)
                                                                   -----------         -----------
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to hotel assets .................................           (335,000)         (2,894,000)
Net proceeds from sales of hotel assets                                  6,000             605,000
Principal received on notes receivable                                  41,000              22,000
                                                                   -----------         -----------
      Net cash used in
        investing activities ..............................           (288,000)         (2,267,000)
                                                                   -----------         -----------
CASH FLOWS FROM FINANCING ACTIVITIES
Net change in notes payable - Trust                                  1,208,000            (420,000)
Principal payments on mortgage and
  other notes payable .....................................           (227,000)            (36,000)
Borrowings under mortgage and other notes                                                  746,000
Payments to minority shareholders .........................                                 (3,000)
Principal received on share notes .........................                                  5,000
                                                                   -----------         -----------
      Net cash provided by
        financing activities ..............................            981,000             292,000
.

INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS ....................................          1,953,000          (3,264,000)
CASH AND CASH EQUIVALENTS
  AT BEGINNING OF PERIOD ..................................          4,734,000           7,902,000
                                                                   -----------         -----------
CASH AND CASH EQUIVALENTS
  AT END OF PERIOD ........................................        $ 6,687,000         $ 4,638,000
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

                                                 Six Months Ended                Three Months Ended
                                                    June 30,                          June 30,
                                             -----------------------           -----------------------

 Including Dallas Park Central:               1994             1993             1994             1993
                                           ------           ------           ------           ------
   Occupancy Rate                            66.0%            62.9%            67.6%            65.3%
   Average Room Rate                       $56.54           $57.55           $56.11           $58.01

 Excluding Dallas Park Central:

   Occupancy Rate                            67.6%            62.7%            70.8%            65.3%
   Average Room Rate                       $56.27           $56.75           $56.08           $57.15

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

                 As of December 31, 1992, an aggregate of $87,490,000 was owed by the Corporation to the Trust as accrued but unpaid rent, interest and other indebtedness, including the Milwaukee notes. As of January 1, 1993, a total of $448,000 of then accrued and unpaid rents and interest were added to the intercompany debt. During 1993 and 1994, no interest accrued or will accrue on the Corporation's debt to the Trust; beginning January 1, 1995, the outstanding principal balance of the Corporation's debt to the Trust will bear interest at an annual rate equal to the prime rate of one of the Trust's banks from time to time plus 2%. However, there can be no assurance that the Corporation will be able to meet its debt obligations to the Trust in future years.

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


                 As of August 31, 1994 the Trust had made cumulative principal payments on the Term Loan totaling $13,000,000, thereby reducing the next mandatory principal payment which is due on August 31, 1995 to $6,000,000. The Trust exercised the put option for the $6,000,000 sale of the Albany property to Starwood (see Part I, Item 1 under the heading Reorganization). Starwood was obligated to purchase the property prior to the due date of the mandatory principal payment due on August 31, 1994. While management of the Trust believes that operating cash flow and proceeds from sales of hotel assets will be sufficient to meet its obligations over the next twelve months, there can be no assurance that the sales transactions that are necessary to meet the next mandatory principal payment which is due on August 31, 1995 will be completed.


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

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this amendment to be signed on its behalf by the undersigned thereunto duly authorized.



HOTEL INVESTORS TRUST                                  HOTEL INVESTORS CORPORATION
Registrant                                             Registrant





/s/ MICHAEL W. MOONEY                                  /s/ KEVIN E. MALLORY
- - - - -----------------------------------------------        -----------------------------------------------------------
Michael W. Mooney                                      Kevin E. Mallory
Vice President and Chief Financial Officer             Executive Vice President (Principal Executive Officer)
Hotel Investors Trust                                  Hotel Investors Corporation





                                                       Hotel Investors Corporation has no chief financial officer or principal accounting officer.


Date:    September 28, 1994