Form 10-K/A
period 1993-12-31
HOTEL INVESTORS TRUST /MD/; HOTEL INVESTORS CORP
filed 1994-11-03
CIK 48595, 316206

===============================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  Form 10-K/A2


    /x/ JOINT ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 (FEE REQUIRED)

    For the fiscal year ended   December 31, 1993
                           ------------------------

                                      OR

    / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

    For the transition period from      to
                                       -----   -----


   Commission File Number:  1-6828                       Commission File Number:  1-7959

            HOTEL INVESTORS                                       HOTEL INVESTORS
                 TRUST                                              CORPORATION
(Exact name of registrant as specified                (Exact name of registrant as specified
           in its charter)                                       in its charter)

                Maryland                                              Maryland
      (State or other jurisdiction                          (State or other jurisdiction
    of incorporation or organizaiton)                     of incorporation or organization)

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

Shares of Beneficial Interest, $1.00 par value, |
  of Hotel Investors Trust ("Trust Shares")     |
                 paired with                    |    New York Stock Exchange
 Shares of Common Stock, $0.10 par value,       |
 of Hotel Investors Corporation ("Corporation   |
                    Shares")                    |


  1986 Warrants to purchase Trust Shares        |
               paired with                      |    American Stock Exchange
1986 Warrants to purchase Corporation Shares    |


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

    As of March 25, 1994, the Registrants had outstanding 12,132,948 Trust Shares and 12,132,948 Corporation Shares.

- - - ---------------------------

 (1)For purposes of this Joint Annual Report only, includes all voting shares other than those held by the Registrants' Trustees or Directors and executive officers or by persons known to either Registrant to hold of record or beneficially 5% or more of such Registrant's voting shares.

===============================================================================

    The undersigned Registrants hereby amend the the following items, the statements, exhibits or other portions of their Annual Report on Form 10-K for the fiscal year ended December 31, 1993 as set forth in the pages attached hereto:

                                     PART I

ITEM 3.    LEGAL PROCEEDINGS.

Naomi Horowitz v. Hotel Investors Trust et al.; Joyce Uttan I.R.A. et al v. Hotel Investors Trust et al

                 As of the filing of this Joint Annual Report, two purported class actions are pending in the United States District Court for the Southern District of California against the Trust, the Corporation, Ronald A. Young and John F. Rothman.

                 The first purported class action was commenced in August 1991 by Naomi Horowitz. As amended, the complaint filed by Ms. Horowitz (the "Horowitz complaint") alleges that the defendants violated federal and California securities laws and the federal Racketeer Influenced and Corrupt Organizations Act ("RICO"), and acted fraudulently, in connection with Hotel Investors' public disclosures with respect to the Trust's purchase of its two hotel/casinos and the Ramada Inn in Indian Wells, California from partnerships controlled by Messrs. Young and Rothman. The Horowitz complaint purports to assert claims on behalf of a class consisting of all persons who were allegedly damaged by their purchase of Paired Shares between March 23, 1987 and May 29, 1990.

                 The second purported class action was filed in February 1992 by the Joyce Uttan I.R.A. and three individuals. This complaint (the "Uttan complaint") also alleges violations by the defendants of Federal and California state securities laws and RICO in connection with statements made by Hotel Investors with respect to the purchases of the hotel/casinos and the Indian Wells hotel, and further alleges that Mr. Rothman violated the Employee Retirement Income Securities Act of 1974 ("ERISA") by causing monies held in a pension plan established for casino employees at the King 8 to be invested in Paired Shares. The Uttan complaint purports to assert claims on behalf of two classes consisting of persons who purchased Paired Shares between either October 10, 1986 or November 22, 1988 and, in either case, the date the original Horowitz complaint was filed, and a third class consisting of participants in the employee pension plan who were allegedly damaged by the purchase of Paired Shares between July 1, 1985 and the date of the plan's dissolution.

                 Each of the above-described complaints seeks compensatory damages, rescission and/or treble and exemplary damages plus prejudgment interest, and costs of suit that include attorneys' fees; the Uttan complaint also seeks statutory damages under ERISA on behalf of the third purported class described in this complaint.

                 The complaint filed on March 31, 1992 by Carno and Sonem, allegedly on behalf of the Trust and the Corporation, in the Superior Court of the State of California for San Diego County, against Messrs. Young, Rothman, Graeme W. Henderson, Sherwin L. Samuels, Bruce M. Ford, Earle F. Jones and Howard B. Levenson, and nominally against the Trust and the Corporation, alleges that in authorizing the Trust's purchase of the hotel/casinos and the Indian Wells property, the individual defendants (each of whom was at the time a Trustee or a Director) breached their fiduciary duties, acted in a grossly negligent manner and committed corporate waste. The Carno/Sonem complaint seeks compensatory damages from each of the individual defendants, as well as an order requiring the individual defendants to return to the Trust and the Corporation certain remuneration and costs of suit.

          As of March 25, 1994, plaintiffs and defendants in the Horowitz, Uttan and Carno/Sonem cases have agreed in principle that subject to conditional certification for settlement purposes of the classes described in the two purported class action complaints and to certain other court approval and to certain other conditions, the Carno case will be dismissed with prejudice, and all claims that were made in the Shareholder Litigation will be released, upon the defendants' establishment of a $3,205,000 cash settlement fund to be distributed to members of the plaintiff classes certified in the Horowitz and Uttan cases. Of the settlement fund amount, $2,500,000 will be paid by the insurance company that issued Hotel Investors' directors and officers' policy applicable to the periods to which the Shareholder Litigation relates, $400,000 will be paid by the Trust and the Corporation, and $350,000 will be paid by Messrs. Rothman and Young. In addition, the defendants have agreed to establish a separate $45,000 fund to be used for purposes of notifying the class and otherwise administering the settlement. Legal fees and other costs incurred by the defendants in the Shareholder Litigation prior to October 12, 1993 would be paid by the Trust and the Corporation; subsequent defense costs would be paid by the above-mentioned insurance company.

          The agreement in principle also contemplates that the Board of Trustees and the Board of Directors of Hotel Investors will establish a joint transaction committee of independent Trustees and Directors to make recommendations to those Boards with respect to any transaction having a fair market value of $20 million or more that may be proposed in the future by Hotel Investors' managements, and that Messrs. Rothman and Young will provide to the Corporation an irrevocable letter of credit in the amount of $800,000 to be drawn upon by the Corporation conditioned upon final court approval of the settlement (such amount will be recorded by the Corporation as income upon final court approval). If the final settlement is approved by the court, certain hotel management arrangements and agreements between Western Host and certain partnerships of which Messrs. Rothman and Young are general partners will be terminated. See "Management Obligations of Western Host" included in
Item 13 of this Joint Annual Report.

          A settlement agreement implementing the terms of the agreement in principle is being prepared and is anticipated to be signed in April 1994. However, there can be no assurance that the settlement agreement will be consummated or that the settlement will be ultimately approved by the court.

Wells Fargo Bank, N.A. et al v. Hotel Investors Trust

                 As previously reported, on April 10, 1992, the Lenders filed a complaint against the Trust in the Superior Court of the State of California for the County of San Diego, alleging breach of contract by the Trust and seeking to recover the principal and interest then owed by the Trust to the Lenders pursuant to the 1988 Loan Agreement and the Note Agreements; the Lenders subsequently sought a right to attach order and a writ of attachment with respect to all of the Trust's assets. On June 12, 1992, the Trust filed a cross-complaint in this action, alleging that in connection with the debt restructuring negotiations the Lenders acted fraudulently, made negligent misrepresentations, breached their contracts with the Trust, intentionally interfered with the Trust's business relations and violated the federal RICO statute, and seeking damages based on promissory estoppel and otherwise. In January 1993, the Trust and the Lenders agreed to a voluntary dismissal of this litigation with prejudice in connection with the execution and delivery of the Credit Agreement.

Northview Corporation Bankruptcy

          Information with respect to the reorganization of Northview Corporation, the lessee of the Trust's hotels in Sacramento, Rosemead, and Woodland Hills, California, and the settlement of the Trust's claims against Northview in connection therewith is contained in Items 1 and 2 of this Joint Annual Report under the caption "Northview Corporation".

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

 (in thousands, except per share amounts)

                                                                       December 31,
                                           ---------------------------------------------------------------------
                                             1993            1992           1991          1990           1989
                                            ------          ------         ------        ------         ------
Operating Data
- - - --------------
 Revenue:
   Trust   . . . . . . . . . . . . . .     $  20,342     $  26,784       $  29,550     $  32,866      $  31,389
   Corporation   . . . . . . . . . . .       114,828       116,172         110,361       112,555        110,587
   Combined (1)  . . . . . . . . . . .       117,155       117,656         113,436       117,024        115,619
 Net Income (Loss):
   Trust (2)   . . . . . . . . . . . .        (3,889)       (9,818)        (10,952)      (13,362)       (48,083)
   Corporation (2)   . . . . . . . . .        (3,143)       (9,925)        (11,132)      (14,224)       (12,256)
   Combined  . . . . . . . . . . . . .        (7,032)      (19,743)        (22,084)      (27,586)       (60,339)
 Net Income (Loss) Per Share:
   Trust   . . . . . . . . . . . . . .     $   (0.32)    $   (0.81)      $   (0.90)    $   (1.10)     $   (3.96)
   Corporation   . . . . . . . . . . .         (0.26)        (0.82)          (0.92)        (1.17)         (1.01)
   Combined  . . . . . . . . . . . . .     ---------     ---------       ---------     ---------      ---------
                                           $   (0.58)    $   (1.63)      $   (1.82)    $   (2.27)     $   (4.97)
                                           =========     =========       =========     =========      =========

 Balance Sheet Data
 ------------------

 Total Assets:
   Trust   . . . . . . . . . . . . . .     $ 232,845     $ 245,540       $ 246,498     $ 266,487      $ 274,316
   Corporation   . . . . . . . . . . .        49,993        53,611          55,807        31,946         34,580
   Combined (1)  . . . . . . . . . . .       195,352       210,945         221,917       240,998        263,414
 Total Debt:
   Trust   . . . . . . . . . . . . . .       156,526       157,541         158,295       165,730        151,611
   Corporation   . . . . . . . . . . .       101,846       100,246          66,873        44,960         39,260
   Combined (1)  . . . . . . . . . . .       170,886       170,297         171,271       166,591        l152,781
 Shareholders' Equity (Deficit):
   Trust   . . . . . . . . . . . . . .        72,205        76,371          86,188        97,087        117,727
   Corporation   . . . . . . . . . . .
   Combined    . . . . . . . . . . . .       (58,879)      (55,752)        (45,828)      (34,696)       (20,487)
                                              13,326        20,351          40,083        62,104         96,671
 Shares outstanding at end of period.         12,133        12,133          12,133        12,133         12,132

 Cash Flow and Dividend Data
 ---------------------------

 Net cash provided by (used in) operating
 activities:
   Trust   . . . . . . . . . . . . . .         3,136         2,773          (8,812)        8,921          7,270
   Corporation   . . . . . . . . . . .         2,396         1,917           2,654        (2,659)         2,856
   Combined  . . . . . . . . . . . . .         5,532         4,690          (6,158)        6,262         10,126

 Net cash provided by (used in) investing
 activities:
   Trust . . . . . . . . . . . . . . .         2,474          (161)         12,889       (17,621)       (26,579)
   Corporation . . . . . . . . . . . .        (4,426)         (942)            472        10,731         12,313
   Combined  . . . . . . . . . . . . .        (3,645)       (1,514)         12,159        (7,058)       (14,307)

 Net cash provided by (used in) financing
 activities:
  Trust . . . . . . . . . . . . . . .         (7,307)         (850)         (7,507)        6,583         11,738
   Corporation . . . . . . . . . . . .        (1,138)         (816)           (834)         (309)        (7.061)
  Combined  . . . . . . . . . . . . .         (6,752)       (1,255)         (7,139)        6,442          4,718
 Dividends to shareholders
   Trust (3)  . . . . . . . . . . . .      $       0     $       0       $       0   $     7,644      $  12,132
 Dividends per share
   Trust (3)   . . . . . . . . . . . .     $    0.00     $    0.00       $    0.00   $      0.63      $    1.00


                                                               7

- - - ---------------------------
(1) Trust and Corporation amounts do not add to Combined amounts due to accounting elimination entries.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         As discussed in Items 1 and 2 of this Joint Annual Report under the caption "Recent Developments - Debt Restructuring", on January 28, 1993 the Trust entered into the Credit Agreement which restructured its previously unsecured notes payable to two banks and three insurance companies as Secured Term Loan and a secured Revolving Line of Credit. Although the Trust is not in default under the Credit Agreement through the date of this Joint Annual Report, the Trust's ability to comply in the future with the requirements (primarily the principal repayments required - see below) of the Credit Agreement cannot presently be determined. Further, because of the substantial operating losses and cash flow deficiencies experienced by the Corporation, which also has a deficiency in net assets, the ultimate recovery of all amounts due to the Trust from the Corporation is highly uncertain. These conditions raise substantial doubts about the Companies' ability to continue as going concerns.


         As required under the terms of the Credit Agreement, a $1,000,000 payment was made on the Secured Term Loan on August 31, 1993. If the Trust continues to comply with the terms of the Credit Agreement, minimum cumulative principal payments for principal owed as of December 31, 1993 will be as follows:
                                                     Cumulative
             Date                                Principal Payments
             ----                                ------------------

        August 31, 1994                               $ 10,000,000
        August 31, 1995                               $ 19,000,000
        August 31, 1996                               $ 27,000,000
        August 31, 1997                               $ 52,000,000
        April 30, 1998                                $128,802,000

         In order to comply with the principal payment requirements of the Credit Agreement, the Trust and the Corporation must sell properties. As of December 31, 1993, properties having net book values of $15,699,000 and $932,000 for the Trust and the Corporation, respectively, had been identified for sale.

         In determining which properties were identified for sale, the Companies considered for each property current and anticipated economic performance, local market trends, physical condition and capital requirements. In addition, properties with continuing negative or declining cash flows and having the least potential for improvement were identified for future sale.
For information regarding the terms of the property sales completed during 1993 and for which offers had been accepted at December 31, 1993 see "Recent Developments - Certain Property Sales" included in Items 1 and 2 of this Joint Annual Report. As of the date of this Annual Report, the Trust and the Corporation have no commitments to sell properties other than those described under "Recent Developments - Certain Property Sales and Related Transactions".


         Any sales of hotel properties will impact revenues and expenses of the Trust and the Corporation. Because the Credit Agreement requires the net proceeds from hotel sales to be applied to the repayment of debt, sales of hotels will result in decreased interest expense for the Trust. In addition, the income of the Trust will be decreased because the Trust will no longer receive rental income from the Corporation in respect of a sold property, which may be offset by payments to the Trust on any notes receivable generated from a sale. Sales of hotel properties will also decrease the depreciation and amortization expenses of the Trust. The aggregate impact on revenues and expenses will depend on the terms and timing of the sales of the properties to be sold.


         The Credit Agreement requires the Trust and the Corporation to maintain on a combined basis, a specified minimum adjusted net worth and a specified minimum ratio of cash to cash interest plus capital expenditures, as defined. At December 31, 1993, the Companies' were in compliance with these covenants. The Credit Agreement contains covenants that restrict, among other things, the Trust's ability to acquire or dispose of assets, to make investments and to incur additional indebtedness, and covenants that prohibit the payment of distributions to shareholders. In addition to establishing certain operating restrictions and reporting requirements, the Credit Agreement establishes daily operating thresholds, as defined. If these thresholds are exceeded by the Trust and the Corporation, the excess amounts must be applied to reduce the borrowings then outstanding under the Revolving Line of Credit, but amounts so applied are available for future borrowings.


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

          The Trust and the Corporation periodically estimate the value of their hotel assets and compare these values to the net book values of the hotel assets. For hotel assets not held for sale, the undiscounted future cash flows of the assets, on a hotel- by-hotel basis, are compared to the net book value of the assets; and if the undiscounted future cash flows are less than the net book value of the assets, the excess of the net book values over the estimated fair values is charged to current earnings. When it is the opinion of management that the fair value of a hotel that has been identified for sale, is less than the net book value of the hotel a reserve for losses is established. Fair value is determined based upon the discounted cash flow of the properties at rates (11.0% to 14.5%) deemed reasonable for the type of property and prevailing market conditions, appraisals and, if appropriate, then current estimated net proceeds of sale. In determining whether to accept an offer for the sale of a property, management considers the fairness of the offer in comparison to the value of the property, the terms of the offer, whether the offer is all cash or includes seller financing and the anticipated availability of cash necessary in order to meet the next principal payment required under the Credit Agreement. Losses on sales of hotel assets for the year ended December 31, 1993 totaling $(53,000) reflected the sales of hotels in Smyrna and Tucker, Georgia and the St. Louis, Missouri property. For additional information regarding the terms of such sales of hotels see "Recent Developments - Certain Property Sales and Related Transactions" included in Items 1 and 2 of this Joint Annual Report.

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

          Administrative and operating expenses totaled $2,212,000 and $2,538,000 for the years ended December 31, 1993 and 1992, respectively, a decrease of $326,000. The decrease was primarily the result of lower legal and professional fees unrelated to the debt restructuring. Administrative and operating expenses included an accrual of $219,000 at December 31, 1993 in connection with the settlement of the Shareholder Actions (see "Legal Proceedings" included in Item 3 of this Joint Annual Report).

          During 1993 a provision for investment losses (a non-cash charge to operations) totaling $2,369,000 was recorded primarily as a result of the acceptance of all cash offers to sell hotels previously identified for sale at amounts lower than the then current net book values, (which cash was used to meet the next principal payment due under the terms of the Credit Agreement) and the continuing deterioration of hotel values in the Southeast.

          No distributions were made by the Trust for the years ended December 31, 1993 and 1992. For information with respect to restrictions on distributions imposed by the Credit Agreement see "Distributions - The Trust" included in Item 5 of this Joint Annual Report.

          The Trust's net loss and net loss per share totaled $3,889,000, or $0.32 per share, and $9,818,000, or $0.81 per share, for the years ended December 31, 1993 and 1992, respectively.

          The Corporation. Hotel revenues totaled $86,903,000 and $88,812,000 for the years ended December 31, 1993 and 1992, respectively, representing a decrease of $1,909,000. The hotel sales described under the caption "The Trust" above resulted in decreased revenue of $2,373,000, which was partially offset by increased revenues of $835,000 resulting from increased average occupancy and average room rates for properties which continue to be operated by the Corporation and leased from the Trust.

          The following table summarizes average occupancy and average room rates for properties which continue to be operated by the Corporation under lease from the Trust:

                                                  Year Ended
                                                 December 31,
                                ------------------------------------------
                                    1993                          1992
                                    ----                          ----
Occupancy Rate                       63%                           59%
Average Room Rate                   $56.59                        $53.18


          Management of the Corporation believes that the improved national economic trends experienced during 1993 resulted in increased business and pleasure travel and related increases in average occupancy rates and average room rates.

          Gaming revenues totaled $27,505,000 and $26,150,000 for the years ended December 31, 1993 and 1992, respectively. Management believes the increased revenue of $1,355,000 at the two gaming facilities is a result of increased customer travel to the Las Vegas area, and in particular, increased customer traffic due to the close proximity of the King 8 Hotel and Casino to several large hotel/casinos completed during 1993.

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

          For information regarding the carrying value of properties held for sale, see the Trust above. Gain on sales of hotel assets totaled $74,000 and $4,000 for the years ended December 31, 1993 and 1992, respectively, reflecting the property sales described above.

          Hotel expenses totaled $68,132,000 and $68,620,000, or 78% and 77% of hotel revenues, for the years ended December 31, 1993 and 1992, respectively. The increase in hotel expenses as a percentage of hotel revenues is principally attributable to the payment of management fees to third party operators under the 11 management contracts entered into in December 1992 and increased revenues and expenses at the Dallas Marriott Park Central where operating expenses are typically higher as a percentage of revenues than at other hotel properties operated by or for the Corporation.

          Gaming expenses totaled $24,055,000 and $23,699,000, or 87% and 91% of gaming revenues, for the years ended December 31, 1993 and 1992, respectively. Increased gaming revenues, coupled with improved casino win percentages, resulted in the decreases in gaming expenses as a percentage of gaming revenues.

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

          The Corporation's net loss totaled $3,143,000, or $0.26 per share, in 1993, as compared to $9,925,000, or $0.82 per share, for 1992.

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

          For information regarding the carrying value of properties held for sale and the factors considered in determining whether to accept an offer for sale see "Results of Operations for the Years Ended December 31, 1993 and 1992", above. Losses on sales of hotel assets for the year ended December 31, 1992 ($791,000) reflect the sale of hotels in Spartanburg, South Carolina, Merrimack, New Hampshire, and Irving, Texas and the recognition of a $91,000 discount in connection with the early payoff of the mortgage note receivable relating to the Brunswick, Georgia property. Gain on sales of hotel assets for the year ended December 31, 1991 of $390,000 reflects the sale of three properties and the termination of the ground and building lease for the St. Charles, Missouri property described above.

          Interest expense decreased between 1991 and 1992 by $2,900,000. The decrease was due to a reduction in the interest rate applicable to borrowings from the Lenders and the application of proceeds from property sales to reduce those borrowings.

          During the years ended December 31, 1992 and 1991, provisions for investment losses (a non-cash charge to operations) totaling $3,419,000 and $8,867,000, respectively, were made, which amounts represent the difference between the net book value of the Trust's properties which had been identified for sale and their estimated fair values as well as the discounted future cash flows for properties not held for sale which had undiscounted future cash flows that were less than net book value. The 1992 provision was the result of deterioration of hotel values in the Southeast and the acceptance of offers for the sale of hotels at amounts less than net book value.


      The 1991 provision primarily resulted from the continuing decline in the market for small to medium sized hotel/casino properties in Las Vegas, overbuilding in the hotel markets, difficulty in obtaining third party financing and the impact of the economic recession.

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

                 The following table summarizes average occupancy and room rates for properties leased by the Corporation from the Trust:

                                                                Year Ended
                                                               December 31,
                                                   --------------------------------------
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

                 No provision for investment loss was established in 1992, as compared to a provision for losses of $713,000 (a non- cash charge to operations) in 1991; which related to the Milwaukee Marriott Hotel acquired by the Corporation in July 1991.

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

                 The 1993 restructuring of the Intercompany Leases (see "The Trust - Investments - Equity Investments" included in Items 1 and 2 of this Joint Annual Report), the two-year interest moratorium on the Corporation's debt to the Trust and sales of the Trust's hotels which were managed by the Corporation, are expected to lower the rents and interest received by the Trust from the Corporation in 1994. The Trust's revenues were $20,342,000 in 1993 as compared to $26,784,000 in 1992, and due to anticipated property sales are expected to be lower in 1994 than in 1993. The Trust will seek to generate from its operations sufficient cash flow to pay the interest due on the Secured Term Loan, Revolving Line of Credit and the Trust's other mortgage debt, as well as to fund required capital improvements; however, debt principal payments are expected to be made primarily from the proceeds of hotel sales and (in the case of mortgage debt other than the Restructured Debt) from debt refinancings. (For information with respect to such mortgage debt, see Note 7 of Notes to Financial Statements included in Item 8 of this Joint Annual Report.) In addition to the $9,000,000 principal payment due on August 31, 1994 aggregate principal payments due during 1994 on the outstanding mortgage notes payable of the Trust amounted to $16,088,000 as of December 31, 1993, including three mortgage notes maturing during 1994. Management of the Trust is currently negotiating the refinance or extension of the mortgage notes due in 1994. Management believes that there will be sufficient cash available from operations and from the currently pending sales of properties to fund its operations and obligations during 1994. (See "Recent Developments - Pending Sales" included in Items 1 and 2 of this Joint Annual Report.) There can be no assurance, however, that either the Trust's operations or the Trust's sale of hotels will produce sufficient cash to make the required payments of principal and interest. (See "Recent Developments - Debt Restructuring" included in Items 1 and 2 of this Joint Annual Report.)

                 The Corporation - The primary source of liquidity for the Corporation is cash generated from operations - i.e., from sales of rooms, food and beverages at the hotels and hotel/casinos the Corporation leases from the Trust and gaming revenues at the two Nevada properties, net of management fees with respect to the 9 hotels managed by independent management companies. The primary demands on the Corporation's capital resources are the payment of rents and interest due to the Trust and the Corporation's general and administrative expenses. Although the two-year interest moratorium on the Corporation's debt to the Trust and the reduction in future rentals due to the Trust are expected to improve the Corporation's 1994 cash flows and income, sales of the Trust's hotels managed by the Corporation have reduced, and are expected to continue to reduce, the Corporation's revenues. The Corporation may continue to incur cash flow deficiencies and the Corporation expects to continue to request that the Trust loan the Corporation the funds required to meet those deficiencies. The debt of the Corporation due to the Trust is payable on demand. The Corporation currently has no other means of obtaining the funds to cover its cash flow deficiencies or to repay the principal amount of the Corporation's debt to the Trust.

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

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                 The financial statements and supplementary data required by this Item are included in Item 14 of this Joint Annual Report.

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                 AND MANAGEMENT

                 Certain Beneficial Owners. To the knowledge of the Trust and the Corporation, no person owns beneficially 5% or more of the Paired Shares, except as follows:

<Capt ion>
                                                               Amount
                               Name and Address             Beneficially        Percent of
       Title of Class         of Beneficial Owner              Owned             Class (1)
       --------------         -------------------              -----             ---------
       Paired Shares            Leonard M. Ross              1,190,400 (2)         9.8%


                    1011-1/2 North Beverly Drive
                    Beverly Hills, CA (2)

                    RRH Capital Management, Inc.           746,350 (3)      6.2%
                    1270 Avenue of the Americas
                    New York, NY 10020 (3)

                    R.B. Haave Associates, Inc.            749,200          6.2%
                    270 Madison Avenue
                    New York, NY 10016 (4)

(1)      Based on the number of Paired Shares outstanding on March 25, 1994.

(2) Based on information contained in Amendment No. 8 to Schedule 13D dated February 22, 1991. Mr. Ross has sole voting and dispositive power with respect to all of these shares; however, 909,800 of these shares are pledged to the Pacific Bank, along with other securities, as collateral for a previously unsecured loan.

(3) Based on information contained in Schedule 13G dated February 11, 1993. RRH Capital Management, Inc. has sole dispositive power with respect to all, and does not have voting power with respect to any, of these shares.

(4) Based on information contained in Schedule 13G dated February 7, 1994, R.B. Haave Associates, Inc. has sole dispositive power and voting power with respect to all of these shares.

                 Trustees and Officers of the Trust. The following table sets forth the beneficial ownership of the paired shares as of March 25, 1994 by each Trustee and each executive officer of the Trust named in the Summary Cash Compensation Table included in Item 11 hereof who owns paired shares and by all Trustees and executive officers of the Trust as a group. Except as otherwise provided below, each beneficial owner has sole voting and investment power with respect to all shares beneficially owned (other than shares acquired pursuant to the Trust's 1987 share purchase plan, as to which shares the beneficial owner has no investment power until his indebtedness to the Trust in respect of these shares is repaid.




                Name of                      Amount             Percent of
           Beneficial owner            Beneficially Owned       Class (1)
           ----------------                         -----       ----------
Jeffrey C. Lapin                            69,084 (2)                 (3)
Michael W. Mooney                           16,750 (4)                 (3)
Sherwin L. Samuels                          98,820 (5)                 (3)
Graeme W. Henderson                         51,500 (6)                 (3)
All Trustees and officers as a group       236,154 (7)            1.9%


- - - --------------------

(1)      Based on the number of paired shares outstanding on March 25, 1994.

(2) Includes 63,334 shares subject to presently exercisable options and 5,000 shares owned in a pension plan of which Mr. Lapin is sole trustee and beneficiary.


(3)      Less than 1%.


(4)      Includes 16,750 shares subject to presently exercisable options.


(5) Includes 14,320 shares held in a segregated account for the benefit of Mr. Samuels by a pension plan trust; 7,500 shares acquired by Mr. Samuels pursuant to a Trust share purchase plan; and 56,000 shares subject to presently exercisable options and 1,000 shares issuable upon exercise of paired warrants issued by the Trust and the Corporation. Does not include 359 shares owned by Mr. Samuels's son (of which shares Mr. Samuels disclaims beneficial ownership).


(6) Includes 300 shares owned in a Keogh plan, 5,000 shares owned in a pension plan of which Mr. Henderson is sole trustee and beneficiary and 5,000 shares acquired pursuant to a Trust share purchase plan and 16,000 shares issuable upon exercise of paired warrants issued by the Trust and the Corporation.


(7) Includes 137,384 shares that may be acquired upon the exercise of presently exercisable options and 12,500 shares acquired by Trustees pursuant to a Trust share purchase plan and 17,000 shares issuable upon exercise of paired warrants issued by the Trust and the Corporation. Does not include shares owned by Mr. Samuels' son (see note (5) above).


                 Directors and Officers of the Corporation. The following table sets forth the beneficial ownership of paired shares as of March 25, 1994 by each Director and each executive officer of the Corporation named in the Summary Cash Compensation Table included in Item 11 hereof who owns paired shares and by all Directors and executive officers of the Corporation as a group. Except as otherwise provided below, each beneficial owner has sole voting and investment power with respect to all shares beneficially owned (other than shares acquired pursuant to the Corporation's share purchase plans, as to which shares the beneficial owner has no investment power until his indebtedness to the Corporation in respect of these shares is repaid).



                Name of                  Number of Shares      Percent of
            Beneficial Owner            Beneficially Owned     Class (1)
            ----------------            ------------------     ---------
Kevin E. Mallory                             16,750 (2)              (3)
Bruce M. Ford                                12,612 (4)              (3)
Earle F. Jones                                6,500 (5)              (3)
Graeme W. Henderson                          51,500 (6)              (3)
All Directors and officers as a group        68,440 (7)              (3)

- - - -----------------------

(1)     Based on the number of shares outstanding on March 25, 1994.

(2)     Includes 16,750 shares subject to presently exercisable options.

(3)     Less than 1%.

 (4) Includes 9500 shares acquired pursuant to a Corporation share purchase plan and 2,422 shares issuable upon exercise of paired warrants issued by the Trust and the Corporation, 172 of which are owned by Mr. Ford's wife.

 (5) Includes 5,000 shares acquired pursuant to a Corporation share purchase plan and 500 shares issuable upon exercise of paired warrants issued by the Trust and the Corporation.

 (6) Includes 300 shares owned in a Keogh Plan, 5,000 shares owned in a pension plan of which Mr. Henderson is trustee and beneficiary and 5,000 shares acquired pursuant to a Trust share purchase plan and 16,000 shares issuable upon exercise of paired warrants issued by the Trust and the Corporation.

(7) Includes 16,750 shares that may be acquired upon the exercise of presently exercisable options and 19,500 shares acquired by Directors pursuant to the Trust's and the Corporation's share purchase plans and 18,922 shares issuable upon exercise of paired warrants issued by the Trust and the Corporation.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.




HOTEL INVESTORS TRUST             HOTEL INVESTORS CORPORATION
(Registrant)                      (Registrant)




By:  /s/ MICHAEL W. MOONEY        By: /s/ KEVIN E. MALLORY
   ----------------------------      -------------------------------
   Michael W. Mooney                 Kevin E. Mallory
   Chief Financial Officer           Executive Vice President
                                     (Principal Executive Officer)





Dated:  October 26, 1994

                             HOTEL INVESTORS TRUST
                          HOTEL INVESTORS CORPORATION

        INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

                        AS OF DECEMBER 31, 1993 AND 1992
              AND FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED
                               DECEMBER 31, 1993



INDEPENDENT AUDITORS' REPORT .............................................. F-1

HOTEL INVESTORS TRUST AND HOTEL INVESTORS CORPORATION:

       Combined Balance Sheets ............................................ F-3
       Combined Statements of Operations .................................. F-4
       Combined Statements of Cash Flows .................................. F-5
       Combined Statements of Shareholders' Equity ........................ F-6

HOTEL INVESTORS TRUST:

       Balance Sheets ..................................................... F-7
       Statements of Operations ........................................... F-8
       Statements of Cash Flows ........................................... F-9
       Statements of Shareholders' Equity ................................. F-10

HOTEL INVESTORS CORPORATION:

       Balance Sheets ..................................................... F-11
       Statements of Operations ........................................... F-12
       Statements of Cash Flows ........................................... F-13
       Statements of Shareholders' Deficit ................................ F-14

NOTES TO FINANCIAL STATEMENTS ............................................. F-15

SCHEDULES:

       Schedule IV - Indebtedness of and to Related Parties ............... F-39
       Schedule IX - Short-term Borrowings ................................ F-41
       Schedule X  - Supplementary Statements of Operations Information ... F-42
       Schedule XI - Real Estate and Accumulated Depreciation ............. F-43
       Schedule XII- Mortgage Loans on Real Estate ........................ F-47

INDEPENDENT AUDITORS' REPORT



To the Boards of Trustees and Directors and Shareholders of Hotel Investors Trust and Hotel Investors Corporation:


We have audited the accompanying separate and combined financial statements of Hotel Investors Trust (a Maryland real estate investment trust) (the "Trust") and Hotel Investors Corporation (a Maryland corporation) and its subsidiaries (the "Corporation"), collectively the "Companies", as of December 31, 1993 and 1992, and for each of the three years in the period ended December 31, 1993, listed in the foregoing index to financial statements and financial statement schedules. Our audits also included the financial statement schedules listed in the foregoing index to financial statements and financial statement schedules. These financial statements and financial statement schedules are the responsibility of the Trust's, the Corporation's and the Companies' managements. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

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

The accompanying financial statements and financial statement schedules have been prepared assuming the Trust, the Corporation and the Companies will continue as going concerns. As discussed in Note 2 to the financial statements, the Trust was in default at December 31, 1992 on its obligations to repay indebtedness under the Trust Line of Credit Agreement and Senior Notes Agreements. As discussed in Note 6 to the financial statements, because of the substantial operating losses and cash flow deficiencies experienced by the Corporation, which also had a deficiency in net assets, the Corporation has been unable to repay amounts due to the Trust. These conditions raise substantial doubt about the Trust's, the Corporation's and the Companies' ability to continue as going concerns.

Managements' plans concerning these matters are described in Notes 2 and 6 to the financial statements. The financial statements and financial statement schedules do not include any adjustments that might result from the outcome of these uncertainties.

We have not audited any financial statements of the Trust, the Corporation and the Companies for any period subsequent to December 31, 1993. However, as discussed in Note 13 to the financial statements, in October 1994, Starwood Capital Group, L.P. ("Starwood") entered into negotiations with Leonard M. Ross and his affliates ("Ross") who had opted out of the settlement of the Shareholder Actions to settle the threatened litigation against the Trust and the Corporation. The ultimate outcome of this matter cannot presently be determined. Accordingly, no provision for any liability that might result upon resolution of this matter has been made in the accompanying financial statements.



Los Angeles, California
March 25, 1994, except for Note 13,
as to which the date is October 26, 1994

HOTEL INVESTORS TRUST AND HOTEL INVESTORS CORPORATION
COMBINED BALANCE SHEETS


                                                        December 31,     December 31,
                                                           1993             1992
                                                       -------------    -------------

ASSETS

Hotel assets held for sale - net ....................  $  16,631,000    $  26,000,000
Hotel assets - net ..................................    150,618,000      151,462,000
                                                       -------------    -------------
                                                         167,249,000      177,462,000
Mortgage notes receivable-net .......................     11,642,000       10,010,000
Investment in joint venture hotel properties ........        281,000          281,000
                                                       -------------    -------------
      Total real estate investments .................    179,172,000      187,753,000
Cash and cash equivalents ...........................      5,652,000       10,517,000
Accounts receivable .................................      4,360,000        4,464,000
Notes receivable - net ..............................      1,717,000        1,772,000
Inventories, prepaid expenses and other assets ......      4,451,000        6,439,000
                                                       -------------   --------------
                                                       $ 195,352,000    $ 210,945,000
                                                       =============    =============
LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
Secured notes payable and revolving line of credit ..  $ 128,802,000    $ 128,223,000
Mortgage and other notes payable ....................     42,084,000       42,074,000
Accounts payable and other liabilities ..............     11,140,000       20,297,000
                                                       -------------    -------------
                                                         182,026,000      190,594,000
                                                       -------------    -------------
Commitments and contingencies

SHAREHOLDERS' EQUITY
Trust shares of beneficial interest,
    $1.00 par value; authorized
    30,000,000 shares; outstanding
    12,132,948 shares ...............................     12,133,000       12,133,000
Corporation common stock, $0.10 par
    value; authorized 30,000,000 shares;
    outstanding 12,132,948 shares ...................      1,213,000        1,213,000
Additional paid-in capital ..........................    210,497,000      210,673,000
Share purchase notes ................................       (291,000)        (474,000)
Accumulated deficit .................................   (210,226,000)    (203,194,000)
                                                       -------------    -------------
                                                          13,326,000       20,351,000
                                                       -------------    -------------
                                                       $ 195,352,000    $ 210,945,000
                                                       =============    =============

See accompanying notes to financial statements.

HOTEL INVESTORS TRUST AND HOTEL INVESTORS CORPORATION
COMBINED STATEMENTS OF OPERATIONS


                                                             Years Ended December 31,
                                                   --------------------------------------------
                                                       1993            1992            1991
                                                   ------------    ------------    ------------
REVENUE
Hotel ...........................................  $ 86,903,000    $ 88,812,000    $ 85,156,000
Gaming ..........................................    27,505,000      26,150,000      22,609,000
Interest from mortgage and other notes ..........     1,412,000       1,348,000       1,761,000
Management fees and other income ................       475,000       1,186,000       1,376,000
Rents from leased hotel properties
   and income from joint ventures ...............       839,000         947,000         936,000
Gain (loss) on sales of hotel assets ............        21,000        (787,000)      1,598,000
                                                   ------------    ------------    ------------
                                                    117,155,000     117,656,000     113,436,000
                                                   ------------    ------------    ------------
EXPENSES
Hotel operations ................................    68,132,000      68,620,000      65,963,000
Gaming operations ...............................    24,055,000      23,699,000      21,948,000
Interest ........................................    15,187,000      14,208,000      16,458,000
Depreciation and amortization ...................     9,232,000      10,196,000      11,688,000
Administrative and operating ....................     5,212,000       6,365,000       6,086,000
Loan restructuring costs ........................                    10,892,000       3,797,000
Provision for losses ............................     2,369,000       3,419,000       9,580,000
                                                   ------------    ------------    ------------
                                                    124,187,000     137,399,000     135,520,000
                                                   ------------    ------------    ------------
                                         NET LOSS  $ (7,032,000)   $(19,743,000)   $(22,084,000)
                                                   ============    ============    ============
                        NET LOSS PER PAIRED SHARE  $      (0.58)   $      (1.63)   $      (1.82)


See accompanying notes to financial statements.

HOTEL INVESTORS TRUST AND HOTEL INVESTORS CORPORATION
COMBINED STATEMENTS OF CASH FLOWS


                                                                  Years Ended December 31,
                                                       ---------------------------------------------
                                                           1993            1992             1991
                                                       -----------     ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss ...........................................   $(7,032,000)    $(19,743,000)    $(22,084,000)
Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:
  Depreciation and amortization ....................     9,232,000       10,196,000       11,688,000
  Deferred interest ................................     3,287,000
  (Gain) loss on sales of hotel assets                                      787,000       (1,598,000)
  Provision for investment losses ..................     2,369,000        3,419,000        9,580,000
Changes in assets and liabilities:
  Accounts receivable, inventories
    and prepaid expenses ...........................     2,118,000           14,000       (1,131,000)
  Accounts payable and other liabilities ...........    (4,421,000)      10,017,000       (2,613,000)
                                                       -----------     ------------     ------------
       Net cash provided by (used in)
        operating activities .......................     5,532,000        4,690,000       (6,158,000)
                                                       -----------     ------------     ------------
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to hotel assets ..........................    (6,577,000)      (2,990,000)      (4,551,000)
Net proceeds from sales of assets ..................     6,130,000          488,000       15,200,000
Increase in notes receivable .......................    (1,985,000)
Principal received on notes receivable .............       409,000        1,006,000        1,110,000
Other intangible assets ............................       (47,000)         (18,000)         244,000
Acquisition of minority interest/hotels ............    (1,575,000)                          156,000
                                                       -----------     ------------     ------------
       Net cash provided by (used in)
        investing activities .......................    (3,645,000)      (1,514,000)      12,159,000
                                                       -----------     ------------     ------------
CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on mortgage and
  other notes payable ..............................    (1,666,000)      (1,146,000)      (1,088,000)
Borrowings under mortgage and other notes ..........       632,000                           761,000
 Principal payments on secured notes payable and
  revolving line of credit .........................    (5,695,000)                       (6,727,000)
Payments to minority shareholders ..................       (28,000)        (111,000)        (125,000)
Principal received on share purchase notes .........         5,000            2,000           40,000
                                                       -----------     ------------     ------------
       Net cash provided by (used in) financing
        activities .................................    (6,752,000)      (1,255,000)      (7,139,000)

 INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS .............................    (4,865,000)       1,921,000       (1,138,000)
 CASH AND CASH EQUIVALENTS
  AT BEGINNING OF YEAR .............................    10,517,000        8,596,000        9,734,000
 CASH AND CASH EQUIVALENTS
  AT END OF YEAR ...................................   $ 5,652,000     $ 10,517,000     $  8,596,000
                                                       ===========     ============     ============



See accompanying notes to financial statements.

HOTEL INVESTORS TRUST AND HOTEL INVESTORS CORPORATION
COMBINED STATEMENTS OF SHAREHOLDERS' EQUITY


                                              Trust Shares
                                                   of          Corporation     Additional
                                               Beneficial        Common        Paid - in
                                                Interest          Stock         Capital
                                              ------------     -----------    ------------
Balance January 1, 1991 ....................   $12,133,000     $1,213,000     $210,673,000
    Principal payments and reductions
       of share purchase notes .............
    Net loss ...............................

                                               -----------     ----------     ------------
Balance December 31, 1991 ..................    12,133,000      1,213,000      210,673,000
    Principal payments and reductions
       of share purchase notes .............
    Net loss ..............................
                                               -----------     ----------     -----------
Balance December 31, 1992 ..................    12,133,000      1,213,000     210,673,000
    Principal payments and reductions
      of share purchase notes ..............                                      (176,000)
    Net loss ...............................
                                               -----------     ----------      -----------
Balance December 31, 1993 ..................   $12,133,000     $1,213,000     $210,497,000
                                               ===========     ==========     ============



                                                 Share                             Total
                                                Purchase        Accumulated     Shareholders'
                                                 Notes            Deficit          Equity
                                               ---------      -------------     -------------
Balance January 1, 1991 ....................   $(548,000)     $(161,367,000)    $ 62,104,000
    Principal payments and reductions
       of share purchase notes .............      63,000                              63,000
    Net loss ...............................
                                                                (22,084,000)     (22,084,000)
                                               ---------      -------------     ------------
Balance December 31, 1991 ..................    (485,000)      (183,451,000)      40,083,000
    Principal payments and reductions
       of share purchase notes .............      11,000                              11,000
    Net loss ..............................                     (19,743,000)     (19,743,000)
                                               ---------      -------------     ------------
Balance December 31, 1992 ..................    (474,000)      (203,194,000)      20,351,000
    Principal payments and reductions
      of share purchase notes ..............     183,000                               7,000
    Net loss ...............................                     (7,032,000)      (7,032,000)
                                               ---------      -------------     ------------
Balance December 31, 1993 ..................   $(291,000)     $(210,226,000)    $ 13,326,000
                                               =========      =============     ============


See accompanying notes to financial statements.

HOTEL INVESTORS TRUST
BALANCE SHEETS


                                                          December 31,      December 31,
                                                              1993              1992
                                                         -------------     -------------
ASSETS

Hotel assets held for sale - net ....................    $  15,699,000     $  24,121,000
Hotel assets - net ..................................      114,219,000       116,897,000
                                                         -------------     -------------
                                                           129,918,000       141,018,000
Mortgage notes receivable-net .......................       11,642,000        10,010,000
Investment in joint venture hotel properties ........          276,000           276,000
      Total real estate investments .................      141,836,000       151,304,000
Cash and cash equivalents ...........................          918,000         2,615,000
Accounts receivable  ................................        1,011,000         1,492,000
Rent and interest receivable - Corporation ..........                            448,000
Notes receivable - Corporation ......................       87,486,000        87,490,000
Notes receivable - net ..............................        1,025,000         1,025,000
Prepaid expenses and other assets ...................          569,000         1,166,000
                                                         -------------     -------------
                                                         $ 232,845,000     $ 245,540,000
                                                         =============     =============

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
Secured notes payable and revolving line of credit ...   $ 128,802,000     $ 128,223,000
Mortgage and other notes payable .....................      27,724,000        29,318,000
Accounts payable and other liabilities ...............       4,114,000        11,628,000
                                                         -------------     -------------
                                                           160,640,000       169,169,000
                                                         -------------     -------------

Commitments and contingencies

SHAREHOLDERS' EQUITY
Trust shares of beneficial interest,
    $1.00 par value; authorized
   30,000,000 shares; outstanding
   12,132,948 shares .................................      12,133,000        12,133,000
Additional paid-in capital ...........................     204,640,000       204,816,000
Share purchase notes .................................        (291,000)         (190,000)
Accumulated deficit ..................................    (144,277,000)     (140,388,000)
                                                         -------------     -------------
                                                            72,205,000        76,371,000
                                                         -------------     -------------
                                                         $ 232,845,000     $ 245,540,000
                                                         =============     =============


See accompanying notes to financial statements.

HOTEL INVESTORS TRUST
STATEMENTS OF OPERATIONS


                                                               Years Ended December 31,
                                                    ----------------------------------------------
                                                        1993            1992              1991
                                                    -----------     -----------       ------------
REVENUE
Rents from Corporation ......................       $16,481,000     $21,177,000       $ 22,093,000
Interest from Corporation ...................         1,534,000       4,123,000          4,382,000
Interest from mortgage and other notes ......         1,288,000       1,101,000          1,440,000
 Rents from other leased hotel properties
   and income from joint ventures ...........           839,000         947,000            936,000
Other income ................................           253,000         227,000            309,000
Gain (loss) on sales of hotel assets ........           (53,000)       (791,000)           390,000
                                                     20,342,000      26,784,000         29,550,000
                                                    -----------     -----------       ------------

EXPENSES
Interest ....................................        14,020,000      12,959,000         15,859,000
Depreciation and amortization ...............         5,630,000       6,794,000          9,030,000
Administrative and operating ................         2,212,000       2,538,000          2,949,000
Loan restructuring costs ....................                        10,892,000          3,797,000
Provision for losses ........................         2,369,000       3,419,000          8,867,000
                                                     24,231,000      36,602,000         40,502,000
                                                    -----------     -----------       ------------
                                     NET LOSS       $(3,889,000)    $(9,818,000)      $(10,952,000)
                                                    ===========     ===========       ============
                           NET LOSS PER SHARE       $     (0.32)    $     (0.81)      $      (0.90)


See accompanying notes to financial statements.

HOTEL INVESTORS TRUST
STATEMENTS OF CASH FLOWS


                                                                Years Ended December 31,
                                                     -----------------------------------------------
                                                         1993              1992             1991
                                                     -----------       -----------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss .........................................   $(3,889,000)      $(9,818,000)     $(10,952,000)
Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:
  Depreciation and amortization ..................     5,630,000         6,794,000         9,030,000
 Deferred interest ...............................     2,243,000
  (Gain)/Loss on sales of hotel assets ...........        53,000           791,000          (390,000)
  Provision for losses ...........................     2,369,000         3,419,000         8,867,000
Changes in operating assets and liabilities:
  Rent and interest receivable - Corporation .....    (1,519,000)       (8,238,000)      (13,165,000)
  Accounts receivable and prepaid expenses .......     1,037,000           115,000          (659,000)
  Accounts payable and other liabilities .........    (2,788,000)        9,710,000        (1,543,000)
                                                     -----------       -----------      ------------
       Net cash provided by (used in)
        operating activities .....................     3,136,000         2,773,000        (8,812,000)
                                                     -----------       -----------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to hotel assets  .......................    (1,372,000)       (1,700,000)       (3,217,000)
Net proceeds from sales of assets ................     5,360,000           189,000        13,596,000
Increase in mortgage notes receivable ............    (1,985,000)
 Principal received on mortgage
  and other notes receivable .....................       353,000           957,000         1,064,000
Other intangible assets  .........................                         (18,000)          244,000
Net changes in notes receivable - Corporation ....     1,693,000           411,000         1,202,000
Acquisition of minority interest  ................    (1,575,000)
                                                     -----------       -----------      ------------
       Net cash provided by (used in)
        investing activities .....................     2,474,000          (161,000)       12,889,000
                                                     -----------       -----------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on mortgage and
  other notes payable  ...........................    (1,594,000)         (754,000)         (708,000)
Principal payments on secured notes payable and

  revolving line of credit .......................    (5,695,000)                         (6,727,000)
Payments to minority shareholders ................       (18,000)          (97,000)         (112,000)
Principal received on share purchase notes                                   1,000            40,000
                                                     -----------       -----------      ------------
       Net cash provided by (used in)
        financing activities .....................    (7,307,000)         (850,000)       (7,507,000)
                                                     -----------       -----------      ------------

INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS  ..........................    (1,697,000)        1,762,000        (3,430,000)
CASH AND CASH EQUIVALENTS
  AT BEGINNING OF YEAR ...........................     2,615,000           853,000         4,283,000
                                                     -----------       -----------      ------------
CASH AND CASH EQUIVALENTS
  AT END OF YEAR .................................   $   918,000       $ 2,615,000      $    853,000
                                                     ===========       ===========      ============



See accompanying notes to financial statements.

 HOTEL INVESTORS TRUST
 STATEMENTS OF SHAREHOLDERS' EQUITY

                                                      Shares of        Additional           Share
                                                     Beneficial        Paid - in           Purchase
                                                      Interest          Capital             Notes
                                                     -----------      ------------        -----------
Balance January 1, 1991   . . . . . . . . .          $12,133,000      $204,816,000         $(244,000)
    Principal payments and reductions
       of share purchase notes  . . . . . .                                                   53,000
 Net loss   . . . . . . . . . . . . . . . .
                                                     -----------      ------------         ---------

Balance December 31, 1991   . . . . . . . .           12,133,000       204,816,000          (191,000)
    Principal payments and reductions
       of share purchase notes  . . . . . .                                                    1,000
 Net loss   . . . . . . . . . . . . . . . .
                                                     -----------      ------------         ---------

Balance December 31, 1992   . . . . . . . .           12,133,000       204,816,000          (190,000)
   Principal payments, reductions and
      transfer of share purchase notes
      from the Corporation-net  . . . . . .                               (176,000)         (101,000)
 Net loss   . . . . . . . . . . . . . . . .
                                                     -----------      ------------         ---------

Balance December 31, 1993   . . . . . . . .          $12,133,000      $204,640,000         $(291,000)
                                                     ===========      ============         =========

                                                                            Total
                                                       Accumulated       Shareholders'
                                                         Deficit            Equity
                                                     -------------       ------------
Balance January 1, 1991   . . . . . . . . .          $(119,618,000)      $ 97,087,000
    Principal payments and reductions
       of share purchase notes  . . . . . .                                    53,000
 Net loss   . . . . . . . . . . . . . . . .            (10,952,000)       (10,952,000)
                                                     -------------       ------------

Balance December 31, 1991   . . . . . . . .           (130,570,000)        86,188,000
    Principal payments and reductions
       of share purchase notes  . . . . . .                                     1,000
 Net loss   . . . . . . . . . . . . . . . .             (9,818,000)        (9,818,000)
                                                     -------------       ------------

Balance December 31, 1992   . . . . . . . .           (140,388,000)        76,371,000
   Principal payments, reductions and
      transfer of share purchase notes
      from the Corporation-net  . . . . . .                                  (277,000)
 Net loss   . . . . . . . . . . . . . . . .             (3,889,000)        (3,889,000)
                                                     -------------       ------------

Balance December 31, 1993   . . . . . . . .          $(144,277,000)      $ 72,205,000
                                                     =============       ============


See accompanying notes to financial statements.

HOTEL INVESTORS CORPORATION
BALANCE SHEETS


                                                       December 31,      December 31,
                                                           1993              1992
                                                       ------------      ------------
ASSETS

Hotel assets held for sale - net . . . . . . . . .     $    932,000      $  1,878,000
Hotel assets - net . . . . . . . . . . . . . . . .       36,399,000        34,566,000
                                                       ------------      ------------
                                                         37,331,000        36,444,000
Investment in joint venture hotel properties . . .            5,000             5,000
                                                       ------------      ------------
      Total real estate investments  . . . . . . .       37,336,000        36,449,000
Cash and cash equivalents  . . . . . . . . . . . .        4,734,000         7,902,000
Accounts receivable  . . . . . . . . . . . . . . .        3,349,000         2,972,000
Notes receivable . . . . . . . . . . . . . . . . .          692,000         1,015,000
Inventories, prepaid expenses and other assets . .        3,882,000         5,273,000
                                                       ------------      ------------
                                                       $ 49,993,000      $ 53,611,000
                                                       ============      ============

LIABILITIES AND SHAREHOLDERS' DEFICIT

LIABILITIES
Mortgage and other notes payable . . . . . . . . .     $ 14,360,000      $ 12,756,000
Notes payable - Trust  . . . . . . . . . . . . . .       87,486,000        87,490,000
Rent and interest payable - Trust  . . . . . . . .                            448,000
Accounts payable and other liabilities . . . . . .        7,026,000         8,669,000
                                                       ------------      ------------
                                                        108,872,000       109,363,000
                                                       ------------      ------------

Commitments and contingencies

SHAREHOLDERS' DEFICIT
Corporation common stock, $0.10 par
  value; authorized 30,000,000 shares;
  outstanding 12,132,948 shares  . . . . . . . . .        1,213,000         1,213,000
Additional paid-in capital . . . . . . . . . . . .        5,857,000         5,857,000
Share purchase notes . . . . . . . . . . . . . . .                            (16,000)
Accumulated deficit  . . . . . . . . . . . . . . .      (65,949,000)      (62,806,000)
                                                       ------------      ------------
                                                        (58,879,000)      (55,752,000)
                                                       ------------      ------------
                                                       $ 49,993,000      $ 53,611,000
                                                       ============      ============


See accompanying notes to financial statements.

HOTEL INVESTORS CORPORATION
STATEMENTS OF OPERATIONS



                                                              Years Ended December 31,
                                                  ------------------------------------------------
                                                      1993              1992              1991
                                                  ------------      ------------      ------------
REVENUE
Hotel   . . . . . . . . . . . . . . . . . .       $ 86,903,000      $ 88,812,000      $ 85,156,000
Gaming  . . . . . . . . . . . . . . . . . .         27,505,000        26,150,000        22,609,000
Interest from notes receivable  . . . . . .            124,000           247,000           321,000
Management fees and other income  . . . . .            222,000           959,000         1,067,000
Gain (loss) on sales of hotel assets  . . .             74,000             4,000         1,208,000
                                                  ------------      ------------      ------------
                                                   114,828,000       116,172,000       110,361,000
                                                  ------------      ------------      ------------

EXPENSES
Hotel operations  . . . . . . . . . . . . .         68,132,000        68,620,000        65,963,000
Gaming operations   . . . . . . . . . . . .         24,055,000        23,699,000        21,948,000
Rent - Trust  . . . . . . . . . . . . . . .         16,481,000        21,177,000        22,093,000
Interest - Trust  . . . . . . . . . . . . .          1,534,000         4,123,000         4,382,000
Interest - other  . . . . . . . . . . . . .          1,167,000         1,249,000           599,000
Depreciation and amortization   . . . . . .          3,602,000         3,402,000         2,658,000
Administrative and operating  . . . . . . .          3,000,000         3,827,000         3,137,000
Provision for losses  . . . . . . . . . . .                                                713,000
                                                  ------------      ------------      ------------
                                                   117,971,000       126,097,000       121,493,000
                                                  ------------      ------------      ------------
                                   NET LOSS       $ (3,143,000)     $ (9,925,000)     $(11,132,000)
                                                  ============      ============      ============

                         NET LOSS PER SHARE       $      (0.26)     $      (0.82)     $      (0.92)


See accompanying notes to financial statements.

HOTEL INVESTORS CORPORATION
STATEMENTS OF CASH FLOWS


                                                                     Years Ended December 31,
                                                         ------------------------------------------------
                                                             1993               1992             1991
                                                         -----------        -----------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss . . . . . . . . . . . . . . . . . . . . . .     $(3,143,000)       $(9,925,000)     $(11,132,000)
Adjustments to reconcile net loss to net cash
  provided by (used in) operating activities:
  Depreciation and amortization  . . . . . . . . . .       3,602,000          3,402,000         2,658,000
  Deferred interest  . . . . . . . . . . . . . . . .       1,044,000
  Gain on sales of hotel assets  . . . . . . . . . .         (74,000)            (4,000)       (1,208,000)
  Provision for losses . . . . . . . . . . . . . . .                                              713,000
Changes in operating assets and liabilities:
  Accounts receivable, inventories
    and prepaid expenses . . . . . . . . . . . . . .       1,081,000           (101,000)         (472,000)
  Rent and  interest payable - Trust . . . . . . . .       1,519,000          8,238,000        13,165,000
  Accounts payable and other liabilities . . . . . .      (1,633,000)           307,000        (1,070,000)
                                                         -----------        -----------      ------------
      Net cash provided by (used in)
        operating activities . . . . . . . . . . . .       2,396,000          1,917,000         2,654,000
                                                         -----------        -----------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to hotel assets  . . . . . . . . . . . . .      (5,205,000)        (1,290,000)       (1,334,000)
Net proceeds from sales of hotel assets  . . . . . .         770,000            299,000         1,604,000
Increase in other assets . . . . . . . . . . . . . .         (47,000)
Principal received on notes receivable . . . . . . .          56,000             49,000            46,000
Other intangible assets  . . . . . . . . . . . . . .
Acquisition of hotels - net of cash  . . . . . . . .                                              156,000
                                                         -----------        -----------      ------------
      Net cash provided by (used in)
        investing activities . . . . . . . . . . . .      (4,426,000)          (942,000)          472,000
                                                         -----------        -----------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES
Net change in notes payable - Trust  . . . . . . . .      (1,693,000)          (411,000)       (1,202,000)
Principal payments on mortgage and
  other notes payable  . . . . . . . . . . . . . . .         (72,000)          (392,000)         (380,000)
Borrowings under mortgage and other notes  . . . . .         632,000                  0           761,000
Payments to minority shareholders  . . . . . . . . .         (10,000)           (14,000)          (13,000)
Principal received on share purchase notes . . . . .           5,000              1,000                 0
                                                         -----------        -----------      ------------
      Net cash provided by (used in)
        financing activities   . . . . . . . . . . .      (1,138,000)          (816,000)         (834,000)
                                                         -----------        -----------      ------------


INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS . . . . . . . . . . . . . . .      (3,168,000)           159,000         2,292,000
CASH AND CASH EQUIVALENTS
  AT BEGINNING OF YEAR . . . . . . . . . . . . . . .       7,902,000          7,743,000         5,451,000
                                                         -----------        -----------      ------------
CASH AND CASH EQUIVALENTS
  AT END OF YEAR . . . . . . . . . . . . . . . . . .     $ 4,734,000        $ 7,902,000      $  7,743,000
                                                         ===========        ===========      ============



See accompanying notes to financial statements.

HOTEL INVESTORS CORPORATION
STATEMENTS OF SHAREHOLDERS' DEFICIT

                                                                 Additional         Share
                                                   Common        Paid - in         Purchase
                                                   Stock          Capital           Notes
                                                ----------       ----------        --------
Balance January 1, 1991 . . . . . . . . . .     $1,213,000       $5,857,000        $(17,000)
   Net loss   . . . . . . . . . . . . . . .
                                                ----------       ----------        --------

Balance December 31, 1991                        1,213,000        5,857,000         (17,000)
   Principal payments and reductions
      of share purchase notes   . . . . . .                                           1,000
   Net loss   . . . . . . . . . . . . . . .
                                                ----------       ----------        --------

Balance December 31, 1992   . . . . . . . .      1,213,000        5,857,000         (16,000)
   Principal payments, reductions and
     transfer of share purchase notes
     to the Trust   . . . . . . . . . . . .                                          16,000
   Net loss   . . . . . . . . . . . . . . .
                                                ----------       ----------        --------

Balance December 31, 1993   . . . . . . . .     $1,213,000       $5,857,000        $      0
                                                ==========       ==========        ========


                                                                      Total
                                                 Accumulated      Shareholders'
                                                   Deficit          Deficit
                                                -------------     -------------
Balance January 1, 1991 . . . . . . . . . .     $(41,749,000)     $(34,696,000)
   Net loss   . . . . . . . . . . . . . . .      (11,132,000)      (11,132,000)
                                                ------------      ------------

Balance December 31, 1991                        (52,881,000)      (45,828,000)
   Principal payments and reductions
      of share purchase notes   . . . . . .                              1,000
   Net loss   . . . . . . . . . . . . . . .       (9,925,000)       (9,925,000)
                                                ------------      ------------

Balance December 31, 1992   . . . . . . . .      (62,806,000)      (55,752,000)
   Principal payments, reductions and
     transfer of share purchase notes
     to the Trust   . . . . . . . . . . . .                             16,000
   Net loss   . . . . . . . . . . . . . . .       (3,143,000)       (3,143,000)
                                                ------------      ------------

Balance December 31, 1993   . . . . . . . .     $(65,949,000)     $(58,879,000)
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


                 The combined financial statements include the accounts of the Trust and the Corporation (the "Companies"). All material intercompany balances and transactions have been eliminated in the combined and separate consolidated financial statements. The intercompany balances and transactions which have been eliminated in arriving at the combined balance sheets and combined statements of operations include the elimination of the rent and interest receivable and notes receivable from the Corporation recorded on the Trust's balance sheets, and the related rent and interest payable and notes payable to the Trust recorded on the Corporation's balance sheets. Rent and interest income recorded on the Trust's statements of operations are eliminated against the related rent and interest expense on the Corporation's statements of operations.


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


         Management's plans regarding the ability to continue as going concerns are discussed in Notes 2 and 6 (see also Note 13 for Subsequent Events). Management believes that these plans will permit the Trust, the Corporation and the Companies to generate sufficient cash flow to support their operations through December 31, 1994.


         The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Trust, the Corporation and the Companies be unable to continue as going concerns. The Trust, the Corporation and the Companies' continuation as going concerns is dependent upon their ability to comply with the requirements of the Credit Agreement and to generate sufficient cash flow to meet their obligations on a timely basis.

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


         In connection with the debt restructuring (See Note 2), the Trust and the Corporation intend to sell hotel assets at sale prices which the managements of the Trust and the Corporation believe reflect the fair value of the hotels. When it is the opinion of management that the fair value of a hotel which has been identified for sale is less than the net book value of the hotel, a reserve for losses is established. Fair value is determined based upon discounted cash flow of the properties at rates (11.0% to 14.5%) deemed reasonable for the type of property and prevailing market conditions, appraisals and, if appropriate, current estimated net sales proceeds from pending offers. A gain or loss is recorded to the extent the amounts ultimately received differ from the adjusted book values of the hotel assets. Gains on sales of hotel assets are recognized at the time the hotel assets are sold, provided there is reasonable assurance of the collectability of the sales price, and any future activities to be performed by the Companies relating to the hotel assets sold are insignificant. Losses on sales of hotel assets are recognized at the time the hotel assets are sold


The Trust and the Corporation estimate the fair values of each of their hotel assets and compare these values to the net book values of the hotel assets. For hotel assets not held for sale, the undiscounted future cash flows of the assets (generally over a five- year period), on a hotel-by-hotel basis, are compared to the net book values of the assets at least on an annual basis. If the undiscounted future cash flows are less than the net book value of the assets, the excess of the net book values over the estimated fair values is charged to current earnings. A summary of hotel assets at December 31, 1993 and 1992 is as follows (in thousands):


                                                 Trust                             Corporation
                                     --------------------------           ---------------------------

                                       1993              1992               1993               1992
                                     --------          --------           --------           --------
 Land and leasehold
 interests in land   . . .           $ 47,204          $ 46,218           $ 15,378           $ 15,378

 Buildings and
 improvements  . . . . . .            148,460           166,537             22,545             19,220

 Furniture, fixtures and
 equipment   . . . . . . .             28,506            30,685             16,867             17,150

 Accumulated depreciation
 and amortization  . . . .            (51,487)          (49,483)           (14,828)           (12,673)
 Reserve for losses  . . .            (42,765)          (52,939)            (2,631)            (2,631)
                                     --------          --------           --------           --------
   Hotel assets - net  . .           $129,918          $141,018           $ 37,331           $ 36,444
                                     ========          ========           ========           ========


Mortgage notes receivable

         If a loan becomes delinquent or upon the occurrence of other events it becomes known that the collectability of a specific loan is uncertain, interest income is no longer accrued and an allowance for loss is established based upon an analysis of the net realizable value of the underlying property collateralizing the loan.

Provision for losses

Provision for losses for the years ended December 31, 1993, 1992 and 1991 are as follows:

                                  Trust                             1993                1992               1991
                 ---------------------------------------         ----------          ----------         ----------
                 Hotel Assets                                    $2,369,000          $3,196,000         $7,876,000
                 Mortgage Notes Receivable                                              223,000            991,000
                                                                 ----------          ----------         ----------
                                                                 $2,369,000          $3,419,000         $8,867,000
                                                                 ==========          ==========         ==========


                              Corporation                           1993                1992               1991
                 ---------------------------------------         ----------          ----------         ----------
                 Hotel Assets                                                                           $  713,000
                                                                 ==========          ==========         ==========


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

         The Corporation deferred interest of $1,519,000 and $1,667,000 on its intercompany debt with the Trust in the years ended December 31, 1993 and 1992, respectively.

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
                                              ===========

In December 1993, the Corporation transferred $278,000 of Share Purchase loans and reduced Notes Payable - Trust.


         During 1993, $4,032,000 of accrued loan restructuring costs (included in accounts payable and other liabilities at December 31, 1992) was added to the loan balance of the secured notes payable and revolving line of credit.


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

Fair value of financial instruments

         The following disclosure of estimated fair value was determined by available market information and appropriate valuation methodologies. However, considerable judgment is necessary to interpret market data and develop the related estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that could be realized upon disposition of the financial instruments. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

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

         A $1,000,000 principal payment was made on the Term Loan on August 31, 1993. If the Third Closing occurs, minimum cumulative principal payments under the Credit Agreement for principal owed as of December 31, 1993 will be due as follows:

                                  Date                Cumulative Principal Payments
                             --------------           -----------------------------
                            August 31, 1994                  $ 10,000,000
                            August 31, 1995                    19,000,000
                            August 31, 1996                    27,000,000
                            August 31, 1997                    52,000,000
                            April 30, 1998                    128,802,000

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


         During the year ended December 31, 1991, the Trust and the Corporation sold their interests in three hotel assets, the Ramada Inn in Indian Wells, California, the Days Inn in Brunswick, Georgia, and the Days Inn in Albany, Georgia, and terminated a ground and building lease for the Ramada Inn in St. Charles, Missouri. The Indian Wells property was sold for $14,800,000 in cash. The Brunswick property was sold for $1,200,000 consisting of $227,000 in net cash proceeds and a $900,000 promissory note secured by the hotel. The Albany property was sold for $1,200,000, consisting of $86,000 in net cash proceeds and a $1,050,000 promissory note secured by the hotel. The Albany promissory note bears interest at 10% per annum payable monthly with unpaid principal and interest due in 1996; the Brunswick note had identical terms but was paid in full in 1992.


         During 1991, as a result of the three property sales, the Trust and Corporation recognized net gains of approximately $390,000 and $1,208,000, respectively.

         During the year ended December 31, 1992, the Trust and the Corporation sold their interests in three hotel assets, the Days Inn Texas Stadium, Irving, Texas, the Best Western Merrimack Inn, Merrimack, New Hampshire and the Days Inn, Spartanburg, South Carolina. The Irving property was sold in March 1992 for $1,950,000 consisting of $172,000 in net cash proceeds and a $1,650,000 promissory note secured by the hotel. The Merrimack property was sold for $1,800,000 consisting of $259,000 in net cash proceeds and a $1,440,000 promissory note secured by the hotel. The Spartanburg property was sold for $875,000 consisting of $57,000 in net cash proceeds and a $775,000 promissory note secured by the hotel. The Irving note bears interest at 9% per annum with accrued interest and principal due monthly based on a 30-year amortization schedule, with all unpaid principal and interest due in March, 1997. The Merrimack note bears interest at 9% per annum with accrued interest and principal due monthly based on a 30-year amortization schedule, with all unpaid principal and interest due in July, 1997. The Spartanburg note bears interest at 9% per annum with interest and principal due monthly based on a 30-year amortization schedule, with all unpaid principal and interest due in September, 1998.

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

         Effective December 1, 1992, Aetna agreed to defer for the period December 1, 1992 through November 30, 1993, the monthly principal and interest payments on its first mortgage note, which accrues interest at 11.25% per annum, with the deferred interest added to principal monthly. Beginning December 1, 1993, the loan amortizes in equal monthly installments over a period of 17 years at 10% interest per annum until January 1, 1996, at which time all unpaid interest and principal are due, including appreciation interest ("Appreciation Interest") . Appreciation Interest is defined as 50% of the aggregate principal reduction in the Aetna mortgage from December 1, 1993 until the loan is due in full as provided in the agreement. The amount of the Aetna Note outstanding totaled $10,017,000 at December 31, 1993.

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

         The Trust agreed to loan MHLP $1,000,000 to be used to complete the renovation of the Milwaukee Marriott. The loan is secured by a third deed of trust on the hotel and bears interest at 10.5% per annum, payable monthly. Under certain circumstances, as defined in the agreement, interest is deferred and added to the principal of the note monthly. The third mortgage note outstanding totaled $1,102,000 as of December 31, 1993. The Trust may declare due and payable the principal balance and any unpaid accrued interest thereon at any time after January 1, 1994 through the maturity date of the note of January 1, 1996.


         The second mortgage note held by the Trust of $11,000,000 was modified as of December 31, 1992 by adding deferred and previously unpaid interest of $1,667,000 to principal due under the note and converting the note to a fourth mortgage note. Further, $1,417,000 of interest at 10.5% per annum for the year ended December 31, 1993, was deferred monthly and added to principal due under the loan. The fourth mortgage note outstanding totaled $14,084,000 as of December 31, 1993. Thereafter, interest is payable monthly unless deferred under the provisions of the loan agreement until January 1, 1996 at which time all remaining unpaid interest and principal are due.

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


         The Trust evaluated the collectibility of the notes receivable secured by the Milwaukee Marriott Hotel as of December 31, 1993. Factors considered by the Trust in performing the evaluation included the discounted estimated future cash flow (at 11.0%) over a five-year period. The Corporation evaluated the recoverability of the net book value of the property as of December 31, 1993. Factors considered by the Corporation in performing the evaluation included the undiscounted estimated future cash flow of the property over a five-year period. Based upon the evaluations, no provision for losses was required.


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


         The leases are generally long-term and generally provide for annual base, or minimum rents, plus contingent, or percentage rents based on the gross revenues of the properties and are accounted for as operating leases. The leases are "triple-net" in that the lessee is generally responsible for paying all operating expenses of the properties, including maintenance, insurance and real property taxes. The lessee is also generally responsible for any payments required pursuant to underlying ground leases. Most leases provide for cancellation by the Trust in the event that the Trust does not earn a specified rent, or by the lessee (including the Corporation) in the event the lessee does not earn a specified net operating profit.


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

         Rents accrued by the Trust from leased hotel properties are summarized as follows (in thousands):




                                                             Years Ended December 31,
                                                             ------------------------
                                                      1993           1992           1991
                                                    -------        -------        -------
                  Corporation:
                     Minimum                        $14,184        $18,136        $19,287
                     Contingent                       2,297          3,041          2,806
                                                    -------        -------        -------
                                                     16,481         21,177         22,093
                                                    -------        -------        -------
                  Other:
                     Minimum                            437            437            437
                     Contingent                         402            510            499
                                                    -------        -------        -------
                                                        839            947            936
                                                    -------        -------        -------
                     Total                          $17,320        $22,124        $23,029
                                                    =======        =======        =======

         Minimum future rents at December 31, 1993 due under non-cancelable operating leases for the years ending December 31 are as follows (in thousands):

                    1994       1995        1996        1997        1998      Thereafter
                  -------    -------     -------     -------     -------     ----------
Corporation .     $14,615    $14,217     $11,577     $11,577     $11,577      $38,962
Other   . . .         437        437         437         437         426          283
                  -------    -------     -------     -------     -------      -------
Total   . . .     $15,052    $14,654     $12,014     $12,014     $12,003      $39,245
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

         At December 31, 1993 and 1992, the Corporation had the following outstanding debt obligations:

                                                                           December 31,       December 31,
                                                                               1993               1992
                                                                           ------------       -----------

                  Secured by Milwaukee Marriott Hotel:

                  10.0% first mortgage note, due 1996                      $10,017,000        $ 9,050,000
                  9.0% second mortgage note, due 1994                          754,000
                  10.5% fifth mortgage note, interest only, due 1996           762,000            686,000
                  12.0% sixth mortgage note, interest only (to the
                  extent of available cash flow), due 1996                   2,000,000          2,000,000
                  9-10% notes payable, due 1995-1996                           297,000            418,000
                                                                           -----------        -----------

                                                                            13,830,000         12,154,000
                  Other:
                  9.75% first mortgage note, due 1997                          438,000            467,000
                  Obligations under capital leases                              92,000            135,000
                                                                           -----------        -----------
                  Total mortgage and other notes payable                   $14,360,000        $12,756,000
                                                                           ===========        ===========


         At December 31, 1993, the Corporation's outstanding mortgage notes are secured by the Milwaukee Marriott Hotel which had a net book value of $23,786,000.

         Minimum lease and principal payments on the Corporation's indebtedness for the years ending December 31 are due as follows:

                                                                        Minimum Future     Principal Payments
                                      Year                              Lease Payments       Due Under Notes
                                      -----                             --------------     ------------------
                                      1994                                  $49,000           $ 1,153,000
                                      1995                                   32,000               431,000
                                      1996                                   18,000            12,357,000
                                      1997                                                        327,000
                                      1998
                                                                            -------           -----------
                                      Total                                  99,000           $14,268,000
                            Amount representing interest                      7,000           ===========
                                                                            -------
                            Present value of future
                            minimum lease payments                          $92,000
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

9.       Commitments and Contingencies.

Litigation


         In late 1991 and early 1992 three complaints were filed against the Trust and the Corporation and certain other related persons. As amended, two of the complaints allege that the Trust and the Corporation, a Director and officer of the Corporation and a former officer/Trustee of the Trust violated the Racketeer Influenced and Corrupt Organizations Act ("RICO") and Federal and California securities laws and acted fraudulently in connection with the Trust's and the Corporation's public disclosures with respect to the Trust's purchase of its two hotel/casinos and the Ramada Inn in Indian Wells, California. Both of these complaints are seeking class action certification. The third complaint was filed purportedly on behalf of the Trust and the Corporation and alleges that certain former and present Trustees and Directors breached their fiduciary duties in connection with the purchase of the Ramada Inn in Indian Wells and the two hotel/casinos. As of December 31, 1993, the Companies have provided for a $500,000 provision for loss of which $426,000 in 1992 and $74,000 in 1991 have been included in administrative and operating expenses for legal expenses already paid or expected to be paid, which is equal to the Companies deductible under their directors and officers liability insurance policies.

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


         The agreement in principle also contemplates that Messrs. Rothman and Young will provide to the Corporation an irrevocable letter of credit in the amount of $800,000 (such amount will be recorded as income by the Corporation upon final court approval) and that the Corporation will accept the termination of various management agreements and arrangements between Western Host and certain partnerships of which Messrs. Rothman and Young are general partners (See Note 10) if the litigation is completed.


         A settlement agreement implementing the terms of the agreement in principle is being prepared and is anticipated to be signed in April 1994. However, there can be no assurance that the settlement agreement will be consummated or that the settlement will be ultimately approved by the court.
At December 31, 1993, the Companies have provided an additional $438,000 for expenses expected to be incurred as a result of the settlement agreement. (See
Note 13).


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


         Based upon environmental reports, the Trust believes that a substantial number of its hotel properties incorporate potentially asbestos-containing materials. Under applicable current Federal, state and local laws, asbestos need not be removed from or encapsulated in a hotel unless and until the hotel is renovated or remodeled. The removal of asbestos from portions of the Milwaukee Marriott Hotel required in connection with the renovation of that property has been completed.


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

         The Companies incurred legal fees from law firms in which a Trustee and officer of the Trust was or currently is a partner during the years ended December 31, 1993, 1992 and 1991 totaling $235,000, $955,000, and $901,000, respectively.

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

         The following information summarizes revenue and operating results by industry segment:

                                                      Years Ended December 31,
                                             ------------------------------------------
                                                1993           1992             1991
                                             -----------    -----------     -----------

HOTEL:
Revenue:
         Room   . . . . . . . . . . . .      $58,917,000    $60,068,000     $58,167,000
         Food and beverage  . . . . . .       23,337,000     23,975,000      22,786,000
         Other  . . . . . . . . . . . .        4,649,000      4,769,000       4,203,000
                                             -----------    -----------     -----------
         Hotel revenue  . . . . . . . .       86,903,000     88,812,000      85,156,000
         Management fees  . . . . . . .           90,000        952,000       1,041,000
                                             -----------    -----------     -----------

         Total revenue  . . . . . . . .       86,993,000     89,764,000      86,197,000
                                             -----------    -----------     -----------
Expenses:
         Room   . . . . . . . . . . . .       22,340,000     21,917,000      14,570,000
         Food and beverage  . . . . . .       15,116,000     15,256,000      16,792,000
         Other (including undistributed
           operating expenses and  .
           fixed charges)  . . . . .          30,676,000     31,447,000      34,601,000
         Rent to Trust  . . . . . . . .       14,081,000     17,612,000      18,528,000
         Depreciation and amortization         3,060,000      3,086,000       2,193,000
         Allocated Corporate overhead .          950,000      1,600,000       1,288,000
         Provision for loss   . . . . .                                         713,000
                                             -----------    -----------     -----------
         Total expenses   . . . . . . .       86,223,000     90,918,000      88,685,000
                                             -----------    -----------     -----------
Operating income (loss)   . . . . . . .      $   770,000    $(1,154,000)    $(2,488,000)
                                             ===========    ===========     ===========

GAMING:
Revenue:
         Casino   . . . . . . . . . . .       14,861,000    $14,461,000     $12,836,000
         Room   . . . . . . . . . . . .        4,305,000      3,709,000       2,941,000
         Food and beverage  . . . . . .        5,226,000      5,396,000       4,954,000
         Other  . . . . . . . . . . . .        5,370,000      4,930,000       3,706,000
         Less promotional allowances  .       (2,257,000)    (2,346,000)     (1,828,000)
                                             -----------    -----------     -----------
         Gaming revenue   . . . . . . .       27,505,000     26,150,000      22,609,000
                                             -----------    -----------     -----------
Expenses:
         Casino   . . . . . . . . . . .        6,019,000      5,852,000       5,906,000
         Room   . . . . . . . . . . . .        2,042,000      1,894,000       1,687,000
         Food and beverage  . . . . . .        4,564,000      4,888,000       5,019,000
         Other (including undistributed
         operating expenses and fixed .
         charges)   . . . . . . . . . .       11,430,000     11,065,000       9,336,000
                                             -----------    -----------     -----------
         Expenses of gaming operations.       24,055,000     23,699,000      21,948,000
         Rent to Trust  . . . . . . . .        2,400,000      3,565,000       3,565,000
         Depreciation and amortization.          477,000        262,000         331,000
                                             -----------    -----------     -----------
         Total expenses   . . . . . . .       26,932,000     27,526,000      25,844,000
                                             -----------    -----------     -----------
Operating income (loss) . . . . . . . .      $   573,000    $(1,376,000)    $(3,235,000)
                                             ===========    ===========     ===========

A reconciliation of the combined segment operating income (loss) to the combined net loss of the Trust and the Corporation is as follows:

                                                  Years Ended December 31,
                                        -------------------------------------------
                                            1993           1992           1991
                                        -----------     -----------    ------------


Combined operating income
  (loss)  . . . . . . . . . . . . . .   $ 1,343,000     $(2,530,000)   $ (5,723,000)
Interest and other income   . . . . .       330,000         250,000       1,555,000
Interest expense  . . . . . . . . . .    (2,701,000)     (5,372,000)     (4,981,000)
Corporate expenses  . . . . . . . . .    (2,115,000)     (2,281,000)     (1,983,000)
                                        -----------     -----------    ------------
     Net income (loss)  . . . . . . .   $(3,143,000)    $(9,925,000)   $(11,132,000)
                                        ===========     ===========    ============

Additional financial data by industry segment for the Corporation is as follows:

                                                                               December 31,
                                                           -----------------------------------------------------

                                                               1993                1992                 1991
                                                           -----------          -----------          -----------
                  IDENTIFIABLE ASSETS:
                       Hotel  . . . . . . . . .            $41,712,000          $43,620,000          $44,792,000
                       Gaming   . . . . . . . .              3,743,000            4,059,000            3,884,000
                       Corporate and other  . .              4,538,000            5,932,000            7,131,000
                                                           -----------          -----------          -----------
                       Total  . . . . . . . . .            $49,993,000          $53,611,000          $55,807,000
                                                           ===========          ===========          ===========

                  CAPITAL EXPENDITURES:
                       Hotel  . . . . . . . . .            $ 4,859,000          $ 1,160,000          $ 1,167,000
                       Gaming   . . . . . . . .                220,000              123,000              138,000
                       Corporate and other  . .                126,000                7,000               29,000
                                                           -----------          -----------          -----------
                       Total  . . . . . . . . .            $ 5,205,000          $ 1,290,000          $ 1,334,000
                                                           ===========          ===========          ===========

                  DEPRECIATION AND
                     AMORTIZATION:
                       Hotel  . . . . . . . . .            $ 3,060,000          $ 3,086,000          $ 2,193,000
                       Gaming   . . . . . . . .                477,000              262,000              331,000
                       Corporate and other  . .                 65,000               54,000              134,000
                                                           -----------          -----------          -----------
                       Total  . . . . . . . . .            $ 3,602,000          $ 3,402,000          $ 2,658,000
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

12. Selected Quarterly Financial Information (Unaudited)

                                                   Combined                                             Trust
                               _________________________________________________    ______________________________________________
                                   1993              1992               1991             1993            1992             1991
                               _________________________________________________    ______________________________________________
   Revenue . . . . . . .       $27,831,000       $ 27,974,000       $ 26,222,000    $ 5,082,000       $ 6,795,000      $ 7,347,000
   Net income (loss) . .        (1,366,000)        (2,380,000)        (3,289,000)      (208,000)          393,000          (10,000)
   Net income (loss)
     per share . . . . .             (0.11)             (0.20)             (0.27)         (0.02)             0.03             0.00
   Cash distributions
     per share. . .                   -                  -                  -              -                 -               -

Second Quarter
   Revenue . . . . . . .       $30,310,000       $ 30,071,000       $ 29,563,000    $ 5,477,000       $ 6,837,000      $ 7,963,000
   Net income (loss) . .          (204,000)          (352,000)        (1,937,000)        41,000         1,188,000         (974,000)
   Net income (loss)
     per share . . . . .             (0.02)             (0.03)             (0.16)          0.00              0.10            (0.08)
   Cash distributions
     per share . . . . .              -                  -                  -              -                 -                -

Third Quarter
   Revenue . . . . . . .       $30,530,000       $ 30,598,000       $ 28,870,000    $ 5,198,000       $ 6,582,000      $ 7,221,000
   Net income (loss) . .        (1,268,000)(1)     (3,112,000)        (3,868,000)    (1,412,000)(1)    (1,957,000)      (1,479,000)
   Net income (loss)
     per share . . . . .             (0.10)             (0.26)             (0.32)         (0.12)            (0.16)           (0.12)
   Cash distributions
     per share . . . . .              -                  -                  -              -                 -                -

Fourth Quarter
   Revenue . . . . . . .       $28,484,000       $ 29,013,000       $ 28,781,000    $ 4,585,000       $ 6,570,000      $ 7,019,000
   Net loss  . . . . . .        (4,194,000)(1)    (13,899,000)(2)    (12,990,000)    (2,310,000)(1)    (9,442,000)(2)   (8,489,000)
   Net loss  . . . . . .
     per share . . . . .             (0.35)             (1.14)             (1.07)         (0.19)            (0.78)           (0.70)
   Cash distributions
     per share . . . . .              -                  -                  -              -                 -                -

                                               Corporation
                               ___________________________________________
                                    1993           1992           1991
                               ___________________________________________
First Quarter
   Revenue . . . . . . .       $27,253,000    $27,541,000    $25,736,000
   Net income (loss) . .        (1,158,000)    (2,773,000)    (3,279,000)
   Net income (loss)
     per share . . . . .             (0.10)         (0.23)         (0.27)
   Cash distributions
     per share. . .                   -              -              -

Second Quarter
   Revenue . . . . . . .       $29,421,000    $29,721,000    $27,016,000
   Net income (loss) . .          (245,000)    (1,540,000)      (963,000)
   Net income (loss)
     per share . . . . .             (0.02)         (0.13)         (0.08)
   Cash distributions
     per share . . . . .              -              -              -

Third Quarter
   Revenue . . . . . . .       $29,998,000    $30,397,000    $28,373,000
   Net income (loss) . .           144,000     (1,155,000)    (2,389,000)
   Net income (loss)
     per share . . . . .              0.01          (0.10)         (0.20)
   Cash distributions
     per share . . . . .              -              -              -

Fourth Quarter
   Revenue . . . . . . .       $28,156,000    $28,513,000    $29,236,000
   Net loss  . . . . . .        (1,884,000)    (4,457,000)    (4,501,000)
   Net loss  . . . . . .
     per share . . . . .             (0.16)         (0.36)         (0.37)
   Cash distributions
     per share . . . . .              -              -              -


(1) During the quarter ended September 30, 1993, the Trust recorded a provision for investment losses of $1,167,000. During the quarter ended December 31, 1993, the Trust recorded a provision for investment losses of $1,202,000 and the Trust and the Corporation each recorded a provision of $219,000 for expenses expected to be incurred upon settlement of shareholder litigation (see Note 9).



















(2) At December 31, 1993, the Trust recorded a provision of $8,713,000 for known future identifiable costs connected with the Restructuring.

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

         Starwood also agreed, at the Trust's option, to purchase the Trust's Albany, Georgia property for approximately $6 million; and the Trust would use the proceeds to make certain payments on its outstanding senior secured debt and retire a portion of the warrants issued to its senior lenders in connection with the restructuring of the senior secured debt in January 1993. The Trust exercised the option in August 1994, accounting for the transaction as a financing and no gain or loss was recognized. In connection with the Reorganization, Starwood has agreed to contribute the Albany property to the partnership.


         In connection with the Reorganization, $63,000,000 of the debt between the Trust and the Corporation will be canceled.

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

Ross Settlement Agreement

         Subsequent to the settlement of the Shareholder Actions described above, Leonard M. Ross and his affiliates ("Ross"), who hold 1,190,400 paired shares and had opted out of the settlement, have threatened litigation against the Trust and the Corporation.


         In October 1994, Starwood Capital Group, L.P. ("Starwood") entered into negotiations with Ross to settle the threatened litigation.


         Under the agreement being negotiated, Starwood would agree to purchase Ross' paired shares, at Ross' election, in a 60-day period beginning on the earlier of the first anniversary of the closing of the Reorganization or December 15, 1995 at a price of $5.625 per paired share plus 10% per annum less any distributions and insurance proceeds paid to Ross. Starwood would also have the right to elect to purchase such paired shares at the same time and on the same terms. The ultimate outcome of this matter cannot presently be determined.


         The estimated fair value of the put/call provisions of the Ross settlement agreement is approximately $2,649,000 and will be charged against the earnings of the Trust and Corporation in 1994 if the agreement is consummated.

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

                                  SCHEDULE IV
              INDEBTEDNESS OF AND TO RELATED PARTIES (NOT CURRENT)

HOTEL INVESTORS TRUST:                                                        Deductions
                                            Balance at                 -------------------------    Balance at
                                           Beginning of                  Amounts       Amounts        End of
Description                                   Period      Additions     Collected    Written Off      Period
- - - --------------------------------------------------------------------------------------------------------------
INDEBTEDNESS OF RELATED PARTIES:
   DECEMBER 31, 1991:
Loans to Hotel Investors
     Corporation (1) (3)                   $44,099,000   $11,000,000   $(1,202,000)                $53,897,000

John F. Rothman (2)                            800,000                                                 800,000
                                           -------------------------------------------------------------------
                                           $44,899,000   $11,000,000   $(1,202,000)                $54,697,000
                                           ===================================================================
   DECEMBER 31, 1992:
Loans to Hotel Investors
     Corporation (1) (4)                   $53,897,000   $34,004,000   $  (411,000)                $87,490,000

John F. Rothman (2)                            800,000                                                 800,000
                                           -------------------------------------------------------------------
                                           $54,697,000   $34,004,000   $  (411,000)                $88,290,000
                                           ===================================================================
   DECEMBER 31, 1993:
Loans to Hotel Investors
     Corporation (1)                       $87,490,000   $ 2,519,000   $(2,523,000)                $87,486,000

John F. Rothman (2)                            800,000                                                 800,000
                                           -------------------------------------------------------------------
                                           $88,290,000   $ 2,519,000   $(2,523,000)                $88,286,000
                                           ===================================================================


(1) The Notes from the Corporation earn interest at various rates ranging from the bank's prime rate to 12% per annum. Effective January 1, 1993 the term of these notes were amended, see Note 6 of Notes to Financial Statements.

(2) On December 31, 1987, in connection with its acquisition of the Atlanta partnership a working capital loan of $890,000 was assumed by John F. Rothman, General Partner of Western Host Atlanta Partners and President and Chief Executive Officer of the Trust. The note from Mr. Rothman earns interest at 10% per annum.

(3) In September 1991, in connection with the acquisition of the Milwaukee Marriott Hotel, Hotel Investors Corporation became the 51% General Partners in the new Partnership and assumed $11,000,000 of the mortgage debt due to the Trust. For Financial Statement purposes, the results of the Milwaukee Marriott are consolidated and intercompany transactions are eliminated.
    See Note 5 of Notes to Financial Statements.

(4) In December 1992, in connection with the Debt Restructuring the Trust and Corporation restructured the existing borrowings from Trust to included all outstanding borrowings plus accrued but unpaid rent and interest as of December 31, 1992. See Note 6 of Notes to Financial Statements.

              INDEBTEDNESS OF AND TO RELATED PARTIES (NOT CURRENT)

HOTEL INVESTORS CORPORATION:                                                   Deductions
                                            Balance at                 --------------------------    Balance at
                                           Beginning of                  Amounts        Amounts        End of
Description                                   Period      Additions     Collected     Written Off      Period
- - - ---------------------------------------------------------------------------------------------------------------
INDEBTEDNESS OF RELATED PARTIES:
   DECEMBER 31, 1991:
Loans to Hotel
     Investors Trust (1) (2)               $44,099,000   $11,000,000   $(1,202,000)                 $53,897,000
                                           ====================================================================

   DECEMBER 31, 1992:
Loans to Hotel
     Investors Trust (1) (3)               $53,897,000   $34,004,000   $  (411,000)                 $87,490,000
                                           ====================================================================

   DECEMBER 31, 1993:
Loans to Hotel
     Investors Trust (1)                   $87,490,000   $ 2,519,000   $(2,523,000)                 $87,486,000
                                           ====================================================================


(1) The Notes from the Corporation earn interest at various rates ranging from the bank's prime rate to 12% per annum. Effective January 1, 1993 the term of these notes were amended, see Note 6 of Notes to Financial Statements.

(2) In September 1991, in connection with the acquisition of the Milwaukee Marriott Hotel, Hotel Investors Corporation became the 51% General Partners in the new Partnership and assumed $11,000,000 of the mortgage debt due to the Trust. For Financial Statement purposes, the results of the Milwaukee Marriott are consolidated and intercompany transactions are eliminated.
    See Note 5 of Notes to Financial Statements.

(3) In December 1992, in connection with the Debt Restructuring the Trust and Corporation restructured the existing borrowings from Trust to included all outstanding borrowings plus accrued but unpaid rent and interest as of December 31, 1992. See Note 6 of Notes to Financial Statements.

                                  SCHEDULE IX
                             SHORT-TERM BORROWINGS

                                                                                           Weighted
                                                                             Average       average
         Category of                              Weighted    Maximum         amount       interest
          aggregate                 Balance at     average     amount       outstanding      rate
         short-term                   end of      interest   outstanding      during        during
         borrowings                   period        rate       during       the period    the period
                                                               period           (2)           (3)
- - - ----------------------------------------------------------------------------------------------------
HOTEL INVESTORS TRUST:

DECEMBER 31, 1991:
Notes payable
     to banks (1)                  $ 71,318,000    9.00%    $ 71,545,000    $ 68,166,000    8.91%
Senior Notes
     Payable                       $ 56,905,000    9.21%    $ 60,000,000    $ 58,095,000    9.95%

DECEMBER 31, 1992:
Notes payable
     to banks (1)                  $ 71,318,000    7.00%    $ 71,318,000    $ 71,318,000    7.29%
Senior Notes
     Payable                       $ 56,905,000    7.00%    $ 56,905,000    $ 56,905,000    7.29%

DECEMBER 31, 1993:
Secured notes payable and
     revolving line of credit      $128,802,208    7.00%    $133,785,234    $130,785,234    7.94%
- - - ----------------------------------------------------------------------------------------------------


(1) Represents borrowings under the Trust's line of credit. See Note 2 of Notes to Financial Statements.

(2) Computed using the weighted average of the outstanding balances at the end of each month. For the Corporation, the average amount outstanding for the period is computed using the period the line of credit was available to the Corporation.
(3) Computed using the weighted average of the month-end balance and interest rate for each month in which a balance was outstanding.

                                   SCHEDULE X
               SUPPLEMENTARY STATEMENTS OF OPERATIONS INFORMATION


                                                          Charged to Costs and Expenses
                                                -------------------------------------------------
                                                             Year Ended December 31,
Item                                               1993                1992               1991
- - - -------------------------------------------------------------------------------------------------
HOTEL INVESTORS TRUST:

Amortization:
   Amortization of Debt Issue Costs             $   39,000          $   39,000         $  188,000

   Amortization of Franchise Costs                   2,000               2,000            145,000


HOTEL INVESTORS CORPORATION:

Maintenance and Repairs                         $5,837,000          $5,893,000         $5,677,000

Amortization:
   Franchise Costs                                  30,000              29,000            155,000

Real and Personal Property Taxes                 3,587,000           3,915,000          4,110,000

 Advertising Costs                                 438,000             695,000            659,000

SCHEDULE XI
REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 1993

HOTEL INVESTORS TRUST                            Initial Cost to Company
                                                 -----------------------
                                                                  Building and
Description                          Encumbrances       Land      Improvements
- - - ------------------------------------------------------------------------------
  HOTEL ASSETS:
Embassy Suites - Phoenix, AZ         $9,478,177       $2,889,000   $11,658,000
Plaza Hotel - Tucson, AZ                        (2)      898,000     3,809,000
Vagabond Inn - Rosemead, CA                              700,000     2,100,000
Vagabond Inn - Sacramento, CA                            700,000     3,200,000
Vagabond Inn - Woodland Hills, CA                      1,200,000     3,200,000
Hilton Inn - Gainesville, FL                           1,002,000     3,759,000
Holiday Inn and Conference Center
  - Jacksonville, FL                                   2,000,000    11,345,000
Sheraton Inn - New Port Richey, FL                     1,003,000     5,445,000
Holiday Inn - Albany, GA                                 796,000     4,980,000
Holiday Inn - Brunswick, GA                              397,000     2,954,000
Best Western Riverfront Inn -
  Savannah, GA                                           431,000     3,745,000
Bay Valley Hotel - Bay City, MI       4,195,174        2,500,000     5,472,000
Bourbon Street Hotel and Casino -
  Las Vegas, NV                                        8,435,000     8,668,000
King 8 Hotel and Casino - Las
  Vegas, NV                             177,885        5,396,000    13,579,000
Best Western Airport Inn -
  Albuquerque, NM                               (3)      285,000     4,880,000
Best Western Mesilla Valley Inn -
  Las Cruces, NM                                       1,150,000     3,295,000
Ramada Inn - Fayetteville, NC                            520,000     2,330,000
Columbus Best Western - Columbus, OH                     854,000     2,300,000
Portland Inn - Portland, OR    }      2,009,636        1,900,000     3,768,000
Riverside Inn - Portland, OR   }                       1,300,000     3,375,000
Best Western South - Austin, TX                        2,100,000     2,776,000
Marriott Park Central - Dallas, TX    5,446,534 (3)    3,814,000     8,018,000
Best Western Airport Inn - El
  Paso, TX                                             1,400,000     3,409,000
Residence Inn - Tysons Corner, VA     6,416,696        1,418,000     4,119,000
Days Inn Town Center - Seattle, WA                       250,000     1,483,000
Meany Tower Hotel - Seattle, WA                 (3)    1,700,000     6,270,000
Sixth Avenue Inn - Seattle, WA                         1,150,000     1,570,000
Tyee Motor Inn - Tumwater, WA                   (3)    1,008,000     1,562,000
- - - ------------------------------------------------------------------------------
                                    $27,724,102      $47,196,000  $133,069,000
- - - ------------------------------------------------------------------------------

                                     Costs
                                  Subsequent        Gross amount
                                      to          at which carried
                                  Acquisition     at close of period
                                  ------------------------------------------------
                                                        (1)               (1)
                                                                                        Accumulated
                                  Building and                        Building and     Depreciation(4)
Description                       Improvements         Land           Improvements       Amortization
- - - ------------------------------------------------------------------------------------------------------
  HOTEL ASSETS:
Embassy Suites - Phoenix, AZ           $539,000      $2,889,000        $12,197,000          $3,341,000
Plaza Hotel - Tucson, AZ                 24,000         898,000          3,833,000           1,005,000
Vagabond Inn - Rosemead, CA                             700,000          2,100,000             437,000
Vagabond Inn - Sacramento, CA                           700,000          3,200,000             666,000
Vagabond Inn - Woodland Hills, CA                     1,200,000          3,200,000             666,000
Hilton Inn - Gainesville, FL          1,534,000       1,002,000          5,293,000           1,006,000
Holiday Inn and Conference Center
  - Jacksonville, FL                    680,000       2,000,000         12,025,000          11,290,000
Sheraton Inn - New Port Richey, FL      169,000       1,003,000          5,614,000           4,414,000
Holiday Inn - Albany, GA                123,000         796,000          5,103,000             665,000
Holiday Inn - Brunswick, GA             122,000         397,000          3,076,000           1,936,000
Best Western Riverfront Inn -
  Savannah, GA                          187,000         431,000          3,932,000           1,827,000
Bay Valley Hotel - Bay City, MI       1,159,000       2,501,000          6,631,000           1,808,000
Bourbon Street Hotel and Casino -
  Las Vegas, NV                       5,446,000       8,435,000         14,114,000          13,786,000
King 8 Hotel and Casino - Las
  Vegas, NV                           1,938,000       5,396,000         15,517,000           7,969,000
Best Western Airport Inn -
  Albuquerque, NM                                       285,000          4,880,000           1,066,000
Best Western Mesilla Valley Inn -
  Las Cruces, NM                         28,000         860,000          3,323,000             728,000
Ramada Inn - Fayetteville, NC           531,000         520,000          2,861,000           2,410,000
Columbus Best Western - Columbus, OH                    854,000          2,300,000             131,000
Portland Inn - Portland, OR    }        213,000       2,019,811          3,981,000             785,000

Riverside Inn - Portland, OR   }        222,000       1,419,811          3,597,000             703,000
Best Western South - Austin, TX         342,000       2,100,000          3,118,000           2,288,000
Marriott Park Central - Dallas, TX      578,000       3,815,000          8,596,000           4,172,000
Best Western Airport Inn - El
  Paso, TX                               74,000       1,400,000          3,483,000             715,000
Residence Inn - Tysons Corner, VA       274,000       1,418,000          4,393,000           1,214,000
Days Inn Town Center - Seattle, WA       17,000         250,000          1,500,000           1,063,000
Meany Tower Hotel - Seattle, WA         207,000       1,819,811          6,477,000           1,302,000
Sixth Avenue Inn - Seattle, WA           25,000       1,150,000          1,595,000           1,580,000
Tyee Motor Inn - Tumwater, WA           959,000         945,000          2,521,000             456,000
- - - ------------------------------------------------------------------------------------------------------
                                    $15,391,000     $47,204,433       $148,460,000         $69,429,000
                                    ---------------------------
                                Land                                    47,204,433
                                Furniture and Equipment                 28,505,567          24,823,000
                                                                      ------------         -----------
                                Total hotels and land
                                  under lease                         $224,170,000 (5)     $94,252,000
                                                                      ============         ===========

                                           Year         Date
Description                            Construction   Acquired    Life
- - - ----------------------------------------------------------------------
  HOTEL ASSETS:
Embassy Suites - Phoenix, AZ             1981       12/13/83      35
Plaza Hotel - Tucson, AZ                 1971       9/16/86       35
Vagabond Inn - Rosemead, CA              1974       9/16/86       35
Vagabond Inn - Sacramento, CA            1975       9/16/86       35
Vagabond Inn - Woodland Hills, CA        1973       9/16/86       35
Hilton Inn - Gainesville, FL             1974       11/24/86      35
Holiday Inn and Conference Center
  - Jacksonville, FL                   1959/1975    9/16/86       35
Sheraton Inn - New Port Richey, FL       1973       12/11/86      35
Holiday Inn - Albany, GA                 1989       6/9/89        35
Holiday Inn - Brunswick, GA              1972       12/11/86      35
Best Western Riverfront Inn -
  Savannah, GA                           1971       12/11/86      35
Bay Valley Hotel - Bay City, MI          1973       5/10/84       35
Bourbon Street Hotel and Casino -
  Las Vegas, NV                       1964/1975     2/01/88       35
King 8 Hotel and Casino - Las
  Vegas, NV                           1974/1979     2/1/88        35
Best Western Airport Inn -
  Albuquerque, NM                        1980       9/16/86       35
Best Western Mesilla Valley Inn -
  Las Cruces, NM                         1974       9/16/86       35
Ramada Inn - Fayetteville, NC            1973       12/11/86      35
Columbus Best Western - Columbus, OH     1971       1/24/92       35
Portland Inn - Portland, OR    }         1962       9/16/86       35
Riverside Inn - Portland, OR   }         1964       9/16/86       35
Best Western South - Austin, TX          1973       9/16/86       35
Marriott Park Central - Dallas, TX       1972       9/09/88       35
Best Western Airport Inn - El
  Paso, TX                               1974       9/16/86       35
Residence Inn - Tysons Corner, VA        1984       7/01/84       35
Days Inn Town Center - Seattle, WA       1957       9/16/86       13
Meany Tower Hotel - Seattle, WA          1932       9/16/86       35
Sixth Avenue Inn - Seattle, WA           1959       9/16/86       13
Tyee Motor Inn - Tumwater, WA            1961       2/17/87       35


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

                                 (continued)

                                        REAL ESTATE AND ACCUMULATED DEPRECIATION

  A reconciliation of the Trust's investment in real estate, furniture and fixtures and related accumulated depreciation is as follows:


                                                    Year Ended December 31,
                                                   1993                1992                1991
                                               ------------        ------------         ------------
 REAL ESTATE AND FURNITURE
  AND FIXTURES:
 Balance at beginning of period                $246,356,000        $258,902,000         $278,335,000
 Additions during period:
  Acquisitions                                            0                   0                    0
  Improvements                                    1,372,000           9,384,000            3,217,000
 U.S. Equity Step-up Basis                          899,000                   0                    0
 Reclass of construction
  in progress                                             0            (113,000)                   0
 Deductions during period:
  Sales of properties                           (24,457,000)        (21,817,000)         (22,650,000)
                                               ------------        ------------         ------------
 Balance at end of Period                       224,170,000         246,356,000          258,902,000
                                               ------------        ------------         ------------
 LAND UNDER LEASE:
 Balance at beginning of period                           0                   0                    0
 Sales during period
                                               ------------        ------------         ------------
 Balance at end of period                                 0                   0                    0
                                               ------------        ------------         ------------
                                               $224,170,000        $246,356,000         $258,902,000
                                               ============        ============         ============
 ACCUMULATED DEPRECIATION:
 Balance at beginning of period                $105,338,000        $108,134,000         $ 99,080,000
 Additions - depreciation expense                 5,630,000           6,753,000            8,696,000
 Deductions - sales of properties               (19,085,000)        (12,746,000)          (7,518,000)
 Provision for investment losses:
    St. Louis, MO                                   858,000(1)(3)
    Dallas, TX                                      459,000(3)                               600,000(3)
    Jacksonville, FL                                272,000(3)        1,050,000(2)(3)
    Savannah, GA                                    300,000(3)          760,000(2)(3)
    New Port Richey, FL                             200,000(1)(3)
    Brunswick, GA                                   150,000(1)(3)       440,000(2)(3)
    Merrimack, NH                                                                          1,000,000(3)
    Fayetteville, NC                                100,000(1)(3)
    Cumberland, GA                                                      697,000(2)(3)        576,000(3)
    Northlake, GA                                                       250,000(2)(3)
    Bourbon Street, NV                                                                     5,500,000(4)
    Irving, TX                                                                               200,000(3)
    Rosemead, CA                                     30,000(3)
                                               ------------        ------------         ------------
                                                  2,369,000           3,197,000            7,876,000
                                               ------------        ------------         ------------
 Allocation of reserve for losses
                                               ------------        ------------         ------------
 Balance at end of period                      $ 94,252,000        $105,338,000         $108,134,000
                                               ============        ============         ============


(1) Provision for loss was recorded primarily as a result of all cash offers to sell hotels, previously identified for sale, at amounts lower than their current net book values.
(2) Provision for loss was recorded as a result of the deterioration of hotels in the Southeast and the acceptance of offers for the sale of hotels at amounts less than net book value.
(3) Provision for loss was recorded as a result of the difference between the net book value of properties which had been identified for sale and their estimated fair values.
(4) Provision for loss was recorded as a result of the difference between the net book value and the discounted future cash flows for properties held for investment which had undiscounted future cash flows that were less than net book value.

SCHEDULE XI
REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 1993


                                                        Initial Cost to Company
HOTEL INVESTORS CORPORATION                             -----------------------
                                         (3)            Land and     Building and
Description                          Encumbrances      Leaseholds    Improvements
- - - ---------------------------------------------------------------------------------
  HOTEL ASSETS:
Embassy Suites - Phoenix, AZ
Plaza Hotel - Tucson, AZ                               $595,000
Hilton Inn - Gainesville, FL
Holiday Inn and Conference Center
   - Jacksonville, FL                                 1,587,000
Sheraton Inn - New Port Richey, FL
Holiday Inn - Albany, GA
Holiday Inn - Brunswick, GA
Bay Valley Hotel - Bay City, MI
Best Western North - Columbus, OH
Best Western Airport Inn -
   Albuquerque, NM                                      325,000
Best Western Mesilla Valley Inn -
   Las Cruces, NM
Ramada Inn - Fayetteville, NC
Portland Inn - Portland, OR                           2,185,000
Riverside Inn - Portland, OR                          2,123,000          87,000
Best Western South - Austin, TX
Best Western Airport Inn - El
   Paso, TX
Residence Inn - Tysons Corner, VA
Days Inn Town Center - Seattle, WA                      429,000           4,000
Meany Tower Hotel - Seattle, WA                       3,437,000         302,000
Sixth Avenue Inn - Seattle, WA                        1,515,000          24,000
Best Western Inn - Savannah, GA
Marriott Hotel - Milwaukee, WI      $13,381,000       2,500,000      17,422,000
                                    -------------------------------------------
                                    $13,381,000     $14,696,000     $17,839,000
                                    -------------------------------------------

                                       Costs
                                    Subsequent             Gross amount
                                        to               at which carried
                                    Acquisition          at close of period
                                    ---------------------------------------------
                                                        (1)             (1)          Accumulated
                                    Building and      Land and       Building and   Depreciation/
Description                         Improvements      Leaseholds     Improvements   Amortization (2)
- - - ----------------------------------------------------------------------------------------------------
  HOTEL ASSETS:
Embassy Suites - Phoenix, AZ            $45,000                    $45,000          $5,000
Plaza Hotel - Tucson, AZ                      0     $978,000                       149,000
Hilton Inn - Gainesville, FL             39,000                     39,000           8,000
Holiday Inn and Conference Center
   - Jacksonville, FL                   126,000    1,587,000       126,000       1,601,000
Sheraton Inn - New Port Richey, FL       24,000                     24,000           2,000
Holiday Inn - Albany, GA                 64,000                     64,000           4,000
Holiday Inn - Brunswick, GA              62,000                     62,000           4,000
Bay Valley Hotel - Bay City, MI         179,000                    179,000          19,000
Best Western North - Columbus, OH        37,000                     37,000           2,000
Best Western Airport Inn -                                               0
   Albuquerque, NM                            0      372,000             0          68,000
Best Western Mesilla Valley Inn -                                        0
   Las Cruces, NM                             0      252,000             0          17,000
Ramada Inn - Fayetteville, NC            15,000                     15,000           1,000
Portland Inn - Portland, OR              78,000    2,185,000        78,000         426,000
Riverside Inn - Portland, OR             25,000    2,123,000       112,000         427,000
Best Western South - Austin, TX          35,000                     35,000           4,000
Best Western Airport Inn - El
   Paso, TX                              18,000                     18,000           3,000
Residence Inn - Tysons Corner, VA        33,000                     33,000           4,000
Days Inn Town Center - Seattle, WA      204,000      429,000       208,000         206,000
Meany Tower Hotel - Seattle, WA          66,000    3,437,000       368,000         731,000
Sixth Avenue Inn - Seattle, WA          118,000    1,515,000       142,000         641,000
Best Western Inn - Savannah, GA          39,000                     39,000           1,000
Marriott Hotel - Milwaukee, WI        3,499,000    2,500,000    20,921,000         953,000
                                     -----------------------------------------------------
                                     $4,706,000  $15,378,000   $22,545,000      $5,276,000
                                     -----------------------
                            Land                                15,378,000
                            Furniture and Equipment             16,867,000      12,183,000
                                                                ----------      ----------
                            Total hotels and land
                              under lease                       54,790,000      17,459,000
                                                                ==========      ==========

                                                 Year of            Date
                                               Construction       Acquired      Life
- - - -------------------------------------------------------------------------------------
  HOTEL ASSETS:
Embassy Suites - Phoenix, AZ                       1981            12/13/83      35
Plaza Hotel - Tucson, AZ                           1971            9/16/86       35
Hilton Inn - Gainesville, FL                       1974            11/24/86      35
Holiday Inn and Conference Center
   - Jacksonville, FL                            1959/1975         9/16/86       35
Sheraton Inn - New Port Richey, FL                 1973            12/11/86      35
Holiday Inn - Albany, GA                           1989            6/9/89        35
Holiday Inn - Brunswick, GA                        1972            12/11/86      35
Bay Valley Hotel - Bay City, MI                    1973            5/10/84       35
Best Western North - Columbus, OH
Best Western Airport Inn -
   Albuquerque, NM                                 1980            9/16/86       35
Best Western Mesilla Valley Inn -
   Las Cruces, NM                                  1974            9/16/86       35
Ramada Inn - Fayetteville, NC                      1973            12/11/86      35
Portland Inn - Portland, OR                        1962            9/16/86       35
Riverside Inn - Portland, OR                       1964            9/16/86       35
Best Western South - Austin, TX                    1973            9/16/86       35
Best Western Airport Inn - El
   Paso, TX                                        1974            9/16/86       35
Residence Inn - Tysons Corner, VA                  1984            7/01/84       35
Days Inn Town Center - Seattle, WA                 1957            9/16/86       13
Meany Tower Hotel - Seattle, WA                    1932            9/16/86       35
Sixth Avenue Inn - Seattle, WA                     1959            9/16/86       13
Best Western Inn - Savannah, GA                    1961            2/17/87       35
Marriott Hotel - Milwaukee, WI


(1) As of December 31, 1993, real estate and furniture and equipment have a cost of $38,254,000 for federal tax income purposes.

(2) Includes reserve for losses discussed in Notes 1 and 3 of Notes to Financial Statements.

(3) Amount excludes $14,084,000 second trust deed note payable to the Trust.
    And $1,102,000 third trust deed note payable. See Note 6 of Notes to Financial Statements.


                                  (Continued)


                                        REAL ESTATE AND ACCUMULATED DEPRECIATION

   A reconciliation of the Corporation's investment in real estate, furniture and fixtures and related accumulated depreciation is as follows:



                                                              Year Ended December 31,
                                                   1993                 1992                1991
                                                -----------         -----------          -----------
 REAL ESTATE AND FURNITURE
  AND FIXTURES:
 Balance at beginning of year                   $51,972,000        $ 51,199,000          $27,571,000

 Additions during period:
  Improvements                                    5,205,000           1,290,000            1,334,000
  Acquisitions                                                                            22,585,000
 Deductions: Reclass                                388,000
  Sales of properties                            (2,775,000)           (517,000)            (291,000)
 Balance at end of year                         $54,790,000        $ 51,972,000          $51,199,000

 ACCUMULATED DEPRECIATION:
 Balance at beginning of year                   $15,413,000        $ 12,377,000          $ 9,779,000

 Additions -
  Depreciation expense                            3,602,000           3,373,000            2,503,000
 Deductions -
  Sales of properties                            (1,842,000)           (337,000)            (114,000)
 Provision for investment losses (1):
    Milwaukee, WI                                                                            713,000
 Reclass                                            286,000                   0             (504,000)
                                                ----------------------------------------------------
 Balance at end of year                         $17,459,000        $105,338,000          $12,377,000
                                                ====================================================



(1) Provision for loss was recorded as a result of the difference between the net book value and the discounted future cash flows for the properties held for investment with undiscounted future cash flows that were less than net book value.

                                  SCHEDULE XII
                         MORTGAGE LOANS ON REAL ESTATE
                               DECEMBER 31, 1993

                                                                                                                     Principal
                                                                                                                       amount
                                                                                                                      of loans
                                                                                                     Carrying         subject
                                                                                         Face        Amount of     to delinquent
                                   Interest       Final      Periodic       Prior      Amount of     Mortgages      principal or
Description                          Rate       Maturity     Payment        Liens      Mortgages        (1)           interest
- - - ------------------------------------------------------------------------------------------------------------------------------------
HOTEL INVESTORS TRUST

First Mortgages:
Vagabond Inns - Stockton and        10.00%        1996              (2)      no      $ 1,995,000    $ 1,816,000
  Modesto, CA

Vagabond Inn - Reno, NV             12.00%        1994              (2)      no        1,600,000      1,448,000

Ramada Inn - Jefferson City, MO     11.00%        1996              (3)      no        4,500,000      1,784,000

Days Inn - Albany, GA               10.00%        1996       $12,554(5)      no        1,050,000        827,000

Best Western - Merrimack, NH         9.00%        1997        11,587(6)      no        1,440,000      1,426,000

Days Inn - Spartanbug, SC            9.00%        1998         5,954(7)      no          775,000        736,000

Days Inn - Irving, TX                9.00%        1997        13,276(8)      no        1,650,000      1,531,000

Vangage Hotel - Tucker, GA           9.00%        1998         9,000(9)      no        1,985,000      1,976,000

Second Mortgages:
Viscount Hotel - Dallas, TX          8.75%        2017         1,982(4)      yes         264,000        238,000

Allowance for loan losses                                                                              (140,000)
                                                                                     ------------------------------------------
                                                                                     $15,259,000    $11,642,000              $0
                                                                                     ==========================================

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

(7) Principal and interest due montly based on a 30 year amortization schedule with additional principal of $35,000 due in September 1993 and all unpaid principal of $704,00 due in September 1998.

(8) Principal and interest due monthly based on a 30 year amortization schedule with additional principal of $90,000 due in March 1993 and all unpaid principal of $1,485,000 due in March 1997.

(9) Principal and interest due monthly based on a 25 year amortization schedule with unpaid principal of $1,857,000 due in June 1998.

                                                RECONCILIATION OF MORTGAGE LOANS

                                                   Year                 Year                Year
                                                  Ended                Ended               Ended
                                               December 31,         December 31,        December 31,
                                                   1993                 1992                1991
                                               -----------------------------------------------------
 Balance at beginning of year                  $10,010,000         $10,669,000          $ 21,749,000

 Additions -
   New Mortgage Loans                            1,985,000           3,865,000             1,950,000

 Reclassification -
   Reclassification of
   indebtedness of and to
   related parties (1)                                                                   (11,000,000)

 Deductions -
   Principal repayments                           (353,000)           (957,000)           (1,039,000)
   Amortization of discount
   Allowance for loan loss                                            (223,000)             (991,000)
   Discount for pre-payment (3)                                        (90,000)
   Cancellation of Note (2)                                         (3,254,000)
                                               -----------------------------------------------------
 Balance at end of year                        $11,642,000         $10,010,000          $ 10,669,000
                                               =====================================================


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