Form 10-Q/A
period 1994-06-30
HOTEL INVESTORS TRUST /MD/; HOTEL INVESTORS CORP
filed 1994-11-04
CIK 48595, 316206

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                  FORM 10-Q/A2

              /x/ Quarterly report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934

              For the quarterly period ended         June 30, 1994
                                            ----------------------
                                       OR

              / / Transition report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934

              For the transition period from _________ to _________

  Commission File Number:  1-6828               Commission File Number:  1-7959

  HOTEL INVESTORS                                    HOTEL INVESTORS
     TRUST                                             CORPORATION
(Exact name of registrant                      (Exact name of registrant
as specified in its charter)                  as specified in its charter)

       Maryland                                            Maryland
(State or other jurisdiction                    (State or other jurisdiction
of incorporation or organization)             of incorporation or organization)

            52-1193298                                     52-0901263
(I.R.S. employer identification no.)       (I.R.S. employer identification no.)

11845 W. Olympic Blvd., Suite 560             11845 W. Olympic Blvd., Suite 550
  Los Angeles, California  90064               Los Angeles, California  90064
(Address of principal executive                 (Address of principal executive
  offices, including zip code)                      offices, including zip code)

    (310) 575-3900                                          (310) 575-3900
(Registrant's telephone number,                  (Registrant's telephone number,
    including area code)                                including area code)


    Indicate by check mark whether the Registrants (1) have filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to
such filing requirements for the past 90 days.     Yes   /X/       No _____.

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

Income Taxes

         The Trust recently discovered that there are issues concerning its having met all of the requirements for maintenance of REIT status for prior years. On July 27, 1994, the Trust applied to the IRS for permission to terminate its election to be taxed as a REIT retroactively to 1991 and to re-elect REIT status for 1995. Because the Trust had net losses and did not pay any dividends for 1991, 1992 and 1993 and expects to incur a net loss for tax purposes and not pay any dividends for 1994, if the IRS grants the Trust's request, the Trust will not owe any federal income tax and the Holders of Paired Shares will not be adversely affected for these years. In addition, the granting of the Trust's request will not affect the paired status of the Trust and the Corporation shares.

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

                 HOTEL INVESTORS TRUST AND HOTEL INVESTORS CORPORATION COMBINED BALANCE SHEETS
                 (Unaudited)


                                                                  June 30,           December 31,
                                                                    1994                1993
                                                                  ----------        ------------
 ASSETS

 Hotel assets held for sale - net  . . . . . . . . . . . .       $13,611,000         $16,631,000
 Hotel assets - net                                              147,673,000         150,618,000
                                                                ------------        ------------
                                                                 161,284,000         167,249,000
 Mortgage notes receivable, net  . . . . . . . . . . . . .        10,791,000          11,642,000
 Investment in joint venture hotel properties  . . . . . .           304,000             281,000
                                                                ------------        ------------
       Total real estate investments   . . . . . . . . . .       172,379,000         179,172,000
 Cash and cash equivalents   . . . . . . . . . . . . . . .         8,155,000           5,652,000
 Accounts receivable   . . . . . . . . . . . . . . . . . .         5,698,000           4,360,000
 Notes receivable, net   . . . . . . . . . . . . . . . . .         1,667,000           1,717,000
 Inventories, prepaid expenses and other assets  . . . . .         4,445,000           4,451,000
                                                                ------------        ------------
                                                                $192,344,000        $195,352,000
                                                                ============        ============

 LIABILITIES AND SHAREHOLDERS' EQUITY

 LIABILITIES
 Secured notes payable and revolving line of credit  . . .      $127,397,000        $128,802,000
 Mortgage and other notes payable  . . . . . . . . . . . .        41,277,000          42,084,000
 Accounts payable and other liabilities  . . . . . . . . .         9,735,000          11,140,000
                                                                ------------        ------------
                                                                 178,409,000         182,026,000
                                                                ------------        ------------

 Commitments and contingencies

 SHAREHOLDERS' EQUITY
 Trust shares of beneficial interest,
    $1.00 par value; authorized
    30,000,000 shares; outstanding
    12,132,948 shares  . . . . . . . . . . . . . . . . . .        12,133,000          12,133,000
 Corporation common stock, $0.10 par
    value; authorized 30,000,000 shares;
    outstanding 12,132,948 shares  . . . . . . . . . . . .         1,213,000           1,213,000
 Additional paid-in capital  . . . . . . . . . . . . . . .       210,497,000         210,497,000
 Share purchase notes  . . . . . . . . . . . . . . . . . .
                                                                    (280,000)           (291,000)
 Accumulated deficit   . . . . . . . . . . . . . . . . . .
                                                                (209,628,000)       (210,226,000)
                                                                ------------        ------------
                                                                  13,935,000          13,326,000
                                                                ------------        ------------
                                                                $192,344,000        $195,352,000
                                                                ============        ============

                 HOTEL INVESTORS TRUST AND HOTEL INVESTORS CORPORATION COMBINED STATEMENTS OF OPERATIONS
                 (Unaudited)


                                                                        Three Months Ended June 30,
                                                                    --------------------------------
                                                                       1994                 1993
                                                                    -----------          -----------
REVENUE
Hotel   . . . . . . . . . . . . . . . . . . . . . . . . .           $21,308,000          $22,618,000
Gaming  . . . . . . . . . . . . . . . . . . . . . . . . .             7,125,000            6,804,000
Interest from mortgage and other notes  . . . . . . . . .               407,000              355,000
Management fees and other   . . . . . . . . . . . . . . .               249,000              151,000
Rents from leased hotel properties  . . . . . . . . . . .               313,000              263,000
Gain on sale of hotel assets  . . . . . . . . . . . . . .               592,000              119,000
                                                                    -----------          -----------
                                                                     29,994,000           30,310,000
                                                                    -----------          -----------
EXPENSES
Hotel operations  . . . . . . . . . . . . . . . . . . . .            15,556,000           17,454,000
Gaming operations   . . . . . . . . . . . . . . . . . . .             6,166,000            5,873,000
Interest  . . . . . . . . . . . . . . . . . . . . . . . .             4,333,000            3,897,000
Depreciation and amortization   . . . . . . . . . . . . .             1,947,000            2,197,000
Administrative and operating  . . . . . . . . . . . . . .             1,059,000            1,093,000
                                                                    -----------          -----------
                                                                     29,061,000           30,514,000
                                                                    -----------          -----------
                                          NET INCOME (LOSS)            $933,000            $(204,000)
                                                                    ===========          ===========

                         NET INCOME (LOSS) PER PAIRED SHARE               $0.07               $(0.02)
                                                                    ===========          ===========

                   Weighted average number of paired shares          13,143,666           12,132,948
                                                                    ===========          ===========

HOTEL INVESTORS TRUST AND HOTEL INVESTORS CORPORATION
COMBINED STATEMENTS OF OPERATIONS
(Unaudited)


                                                                         Six Months Ended June 30,
                                                                      ------------------------------
                                                                        1994                1993
                                                                      ---------          -----------
REVENUE
Hotel   . . . . . . . . . . . . . . . . . . . . . . . . .           $41,894,000          $43,081,000
Gaming  . . . . . . . . . . . . . . . . . . . . . . . . .            14,313,000           13,483,000
Interest from mortgage and other notes  . . . . . . . . .               762,000              692,000
Management fees and other   . . . . . . . . . . . . . . .               308,000              406,000
Rents from leased hotel properties  . . . . . . . . . . .               463,000              461,000
Gain on sale of hotel assets  . . . . . . . . . . . . . .               592,000              108,000
                                                                    -----------          -----------
                                                                     58,332,000           58,231,000
                                                                    -----------          -----------
EXPENSES
Hotel operations  . . . . . . . . . . . . . . . . . . . .            31,124,000           33,819,000
Gaming operations   . . . . . . . . . . . . . . . . . . .            12,159,000           11,608,000
Interest  . . . . . . . . . . . . . . . . . . . . . . . .             8,458,000            7,541,000
Depreciation and amortization   . . . . . . . . . . . . .             4,013,000            4,413,000
Administrative and operating  . . . . . . . . . . . . . .             1,980,000            2,330,000
                                                                    -----------          -----------
                                                                     57,734,000           59,711,000
                                                                    -----------          -----------
                                          NET INCOME (LOSS)            $598,000          $(1,480,000)
                                                                    ===========          ===========

                         NET INCOME (LOSS) PER PAIRED SHARE               $0.05               $(0.12)
                                                                    ===========          ===========
                   Weighted average number of paired shares          13,162,440           12,132,948
                                                                    ===========          ===========

HOTEL INVESTORS TRUST AND HOTEL INVESTORS CORPORATION
COMBINED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                                       Six Months Ended June 30,
                                                                    --------------------------------
                                                                       1994                 1993
                                                                    ----------         -------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)   . . . . . . . . . . . . . . . . . . .             $598,000          $(1,480,000)
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
  Depreciation and amortization   . . . . . . . . . . . .            4,013,000            4,413,000
 Deferred interest  . . . . . . . . . . . . . . . . . . .            1,339,000            2,411,000
  (Gain) loss on sales of hotel assets  . . . . . . . . .             (592,000)            (108,000)
Changes in operating assets and liabilities:
  Accounts receivable, inventories, prepaid expenses and
    other assets  . . . . . . . . . . . . . . . . . . . .           (1,332,000)          (2,131,000)
  Accounts payable and other liabilities  . . . . . . . .           (1,405,000)          (2,761,000)
      Net cash provided by                                          ----------           ----------
        operating activities  . . . . . . . . . . . . . .            2,621,000              344,000
                                                                    ----------           ----------
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to hotel assets   . . . . . . . . . . . . . . .           (1,098,000)          (3,055,000)
Net proceeds from sales of assets   . . . . . . . . . . .            3,674,000            3,912,000
Increase in mortgage notes receivable   . . . . . . . . .                                (1,985,000)
Principal received on notes receivable  . . . . . . . . .              846,000              164,000
Other intangible assets   . . . . . . . . . . . . . . . .                                    (8,000)
Acquisition of minority interest  . . . . . . . . . . . .                                (1,575,000)
   Net cash provided by (used in)                                    ---------           ----------
        investing activities  . . . . . . . . . . . . . .            3,422,000           (2,547,000)
                                                                     ---------           ----------
CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on mortgage and
  other notes payable   . . . . . . . . . . . . . . . . .             (807,000)            (444,000)
Principal payments on secured notes payable and
  revolving line of credit  . . . . . . . . . . . . . . .           (6,044,000)          (2,537,000)
Borrowings under mortgage and other notes   . . . . . . .                                   180,000
Increase in secured notes payable and
  revolving line of credit  . . . . . . . . . . . . . . .            3,300,000
Distributions to minority shareholders  . . . . . . . . .                                   (21,000)
Principal received on share purchase notes  . . . . . . .               11,000                5,000
      Net cash provided by                                          ----------           ----------
        financing activities  . . . . . . . . . . . . . .           (3,540,000)          (2,817,000)
                                                                    -----------          ----------
INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS  . . . . . . . . . . . . . . . . .            2,503,000           (5,020,000)
CASH AND CASH EQUIVALENTS
  AT BEGINNING OF PERIOD  . . . . . . . . . . . . . . . .            5,652,000           10,517,000
CASH AND CASH EQUIVALENTS                                           ----------           ----------
  AT END OF PERIOD  . . . . . . . . . . . . . . . . . . .           $8,155,000           $5,497,000
                                                                    ==========           ==========

HOTEL INVESTORS TRUST
BALANCE SHEETS
(Unaudited)


                                                                     June 30,             December 31,
                                                                       1994                   1993
                                                                    -----------           ------------
ASSETS

Hotel assets held for sale -  net   . . . . . . . . . . .           $12,678,000            $15,699,000
Hotel assets - net                                                  112,387,000            114,219,000
                                                                   ------------            -----------
                                                                    125,065,000             129918,000
Mortgage notes receivable, net  . . . . . . . . . . . . .            10,791,000             11,642,000
Investment in joint venture hotel properties  . . . . . .               293,000                276,000
                                                                   ------------           ------------
      Total real estate investments   . . . . . . . . . .           136,149,000            141,836,000
Cash and cash equivalents   . . . . . . . . . . . . . . .             1,468,000                918,000
Accounts receivable   . . . . . . . . . . . . . . . . . .               702,000              1,011,000
Notes receivable - Corporation  . . . . . . . . . . . . .            89,535,000             87,486,000
Notes receivable, net   . . . . . . . . . . . . . . . . .             1,016,000              1,025,000
Prepaid expenses and other assets   . . . . . . . . . . .               709,000                569,000
                                                                   ------------           ------------
                                                                   $229,579,000           $232,845,000
                                                                   ============           ============
LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
Secured notes payable and revolving line of credit  . . .          $127,397,000           $128,802,000
Mortgage and other notes payable  . . . . . . . . . . . .            27,144,000             27,724,000
Accounts payable and other liabilities  . . . . . . . . .             2,688,000              4,114,000
                                                                   ------------           ------------
                                                                    157,229,000            160,640,000
                                                                   ------------           ------------
Commitments and contingencies

SHAREHOLDERS' EQUITY
Trust shares of beneficial interest,
   $1.00 par value; authorized
   30,000,000 shares; outstanding
   12,132,948 shares  . . . . . . . . . . . . . . . . . .            12,133,000             12,133,000
Additional paid-in capital  . . . . . . . . . . . . . . .           204,640,000            204,640,000
Share purchase notes  . . . . . . . . . . . . . . . . . .
                                                                       (280,000)              (291,000)
Accumulated deficit   . . . . . . . . . . . . . . . . . .
                                                                   (144,143,000)          (144,277,000)
                                                                   ------------           ------------
                                                                     72,350,000             72,205,000
                                                                   ------------           ------------
                                                                   $229,579,000           $232,845,000
                                                                   ============           ============

HOTEL INVESTORS TRUST
STATEMENTS OF OPERATIONS
(Unaudited)


                                                                     Three Months Ended June 30,
                                                                    -------------------------------
                                                                       1994                 1993
                                                                    ----------           ----------
REVENUE
Rents from Corporation  . . . . . . . . . . . . . . . . .           $4,143,000           $4,189,000
Interest from Corporation   . . . . . . . . . . . . . . .              426,000              399,000
Interest from mortgage and other notes  . . . . . . . . .              399,000              320,000
Rents from other leased hotel properties  . . . . . . . .              313,000              263,000
Other   . . . . . . . . . . . . . . . . . . . . . . . . .               93,000              146,000
Gain on sale of hotel assets  . . . . . . . . . . . . . .              579,000              160,000
                                                                    ----------           ----------
                                                                     5,953,000            5,477,000
                                                                    ----------           ----------
EXPENSES
Interest  . . . . . . . . . . . . . . . . . . . . . . . .            3,996,000            3,573,000
Depreciation and amortization   . . . . . . . . . . . . .            1,313,000            1,435,000
Administrative and operating  . . . . . . . . . . . . . .              356,000              428,000
                                                                     ---------            ---------
                                                                     5,665,000            5,436,000
                                                                     ---------            ---------
                                          NET INCOME (LOSS)           $288,000              $41,000
                                                                     =========            =========

                                NET INCOME (LOSS) PER SHARE              $0.02                $0.00
                                                                     =========            =========

HOTEL INVESTORS TRUST
STATEMENTS OF OPERATIONS
(Unaudited)


                                                                      Six Months Ended June 30,
                                                                    -------------------------------
                                                                      1994                 1993
                                                                    ----------           ----------
REVENUE
Rents from Corporation  . . . . . . . . . . . . . . . . .           $8,456,000           $8,348,000
Interest from Corporation   . . . . . . . . . . . . . . .              841,000              744,000
Interest from mortgage and other notes  . . . . . . . . .              738,000              613,000
Rents from other leased hotel properties  . . . . . . . .              463,000              461,000
Other   . . . . . . . . . . . . . . . . . . . . . . . . .              119,000              252,000
Gain on sale of hotel assets  . . . . . . . . . . . . . .              579,000              141,000
                                                                    ----------           ----------
                                                                    11,196,000           10,559,000
                                                                    ----------           ----------
EXPENSES
Interest  . . . . . . . . . . . . . . . . . . . . . . . .            7,775,000            6,928,000
Depreciation and amortization   . . . . . . . . . . . . .            2,565,000            2,854,000
Administrative and operating  . . . . . . . . . . . . . .              722,000              944,000
                                                                    ----------           ----------
                                                                    11,062,000           10,726,000
                                                                    ----------           ----------

                                          NET INCOME (LOSS)           $134,000            $(167,000)
                                                                    ==========            =========
                                NET INCOME (LOSS) PER SHARE              $0.01               $(0.01)
                                                                    ==========            =========

HOTEL INVESTORS TRUST
STATEMENTS OF CASH FLOWS
(Unaudited)

                                                                      Six Months Ended June 30,
                                                                     ---------------------------
                                                                       1994              1993
                                                                     ---------        ----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)   . . . . . . . . . . . . . . . . . . .             $134,000         $(167,000)
Adjustments to reconcile net income (loss) to net cash
  provided by (used in) operating activities:
  Depreciation and amortization   . . . . . . . . . . . .            2,565,000         2,854,000
  Deferred interest   . . . . . . . . . . . . . . . . . .            1,339,000         1,845,000
  Deferred interest income - Corporation  . . . . . . . .             (841,000)         (728,000)
  (Gain) loss on sales of hotel assets  . . . . . . . . .             (579,000)         (141,000)
Changes in operating assets and liabilities:
  Accounts receivable, prepaid expenses and
    other assets  . . . . . . . . . . . . . . . . . . . .              169,000           599,000
  Accounts payable and other liabilities  . . . . . . . .           (1,426,000)       (3,195,000)
      Net cash provided by                                          ----------        ----------
        operating activities  . . . . . . . . . . . . . .            1,361,000         1,067,000
                                                                    ----------        ----------
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to hotel assets   . . . . . . . . . . . . . . .             (763,000)         (161,000)
Net proceeds from sales of assets   . . . . . . . . . . .            3,668,000         3,307,000
Increase in mortgage notes receivable   . . . . . . . . .                             (1,985,000)
Principal received on mortgage
  and other notes receivable  . . . . . . . . . . . . . .              805,000           142,000
Other intangible assets   . . . . . . . . . . . . . . . .                                 (8,000)
Net changes in notes receivable - Corporation   . . . . .           (1,208,000)          420,000
Acquisition of minority interest  . . . . . . . . . . . .                             (1,575,000)
      Net cash provided by (used in)                                ----------        ----------
        investing activities  . . . . . . . . . . . . . .            2,502,000           140,000
                                                                    ----------        ----------
CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on mortgage and
  other notes payable   . . . . . . . . . . . . . . . . .             (580,000)         (408,000)
Principal payments on secured notes payable and
  revolving line of credit  . . . . . . . . . . . . . . .           (6,044,000)       (2,537,000)
Payments to minority shareholders   . . . . . . . . . . .                                (18,000)
Increase in secured notes payable and
  revolving line of credit  . . . . . . . . . . . . . . .            3,300,000
Principal received on share purchase notes  . . . . . . .               11,000
      Net cash provided by (used in)                                ----------        ----------
        financing activities  . . . . . . . . . . . . . .           (3,313,000)       (2,963,000)
                                                                    ----------        ----------
DECREASE IN CASH
  AND CASH EQUIVALENTS  . . . . . . . . . . . . . . . . .              550,000        (1,756,000)
CASH AND CASH EQUIVALENTS
  AT BEGINNING OF PERIOD  . . . . . . . . . . . . . . . .              918,000         2,615,000
CASH AND CASH EQUIVALENTS                                           ----------         ---------
  AT END OF PERIOD  . . . . . . . . . . . . . . . . . . .           $1,468,000          $859,000
                                                                    ==========         =========

HOTEL INVESTORS CORPORATION
BALANCE SHEETS
(Unaudited)


                                                                     June 30,             December 31,
                                                                       1994                   1993
                                                                   ------------          ------------
ASSETS

Hotel assets held for sale -  net   . . . . . . . . . . .              $932,000              $932,000
Hotel assets - net                                                   35,287,000            36,399,000
                                                                    -----------           -----------
                                                                     36,219,000            37,331,000
Investment in joint venture hotel properties  . . . . . .                11,000                 5,000
                                                                    -----------           -----------
      Total real estate investments   . . . . . . . . . .            36,230,000            37,336,000
Cash and cash equivalents   . . . . . . . . . . . . . . .             6,687,000             4,734,000
Accounts receivable   . . . . . . . . . . . . . . . . . .             4,996,000             3,349,000
Notes receivable  . . . . . . . . . . . . . . . . . . . .               651,000               692,000
Inventories, prepaid expenses and other assets  . . . . .             3,736,000             3,882,000
                                                                    -----------           -----------
                                                                    $52,300,000           $49,993,000
                                                                    ===========           ===========
LIABILITIES AND SHAREHOLDERS' DEFICIT

LIABILITIES
Mortgage and other notes payable  . . . . . . . . . . . .           $14,133,000           $14,360,000
Notes payable - Trust   . . . . . . . . . . . . . . . . .            89,535,000            87,486,000
Accounts payable and other liabilities  . . . . . . . . .             7,047,000             7,026,000
                                                                    -----------           -----------
                                                                    110,715,000           108,872,000
                                                                    ===========           ===========
Commitments and contingencies

SHAREHOLDERS' DEFICIT
Corporation common stock, $0.10 par
   value; authorized 30,000,000 shares;
   outstanding 12,132,948 shares  . . . . . . . . . . . .             1,213,000             1,213,000
Additional paid-in capital  . . . . . . . . . . . . . . .             5,857,000             5,857,000
Accumulated deficit   . . . . . . . . . . . . . . . . . .           (65,485,000)          (65,949,000)
                                                                    -----------           -----------
                                                                    (58,415,000)          (58,879,000)
                                                                    -----------           -----------
                                                                    $52,300,000           $49,993,000
                                                                    ===========           ===========

HOTEL INVESTORS CORPORATION
STATEMENTS OF OPERATIONS
(Unaudited)


                                                                     Three Months Ended June 30,
                                                                   --------------------------------
                                                                      1994                 1993
                                                                   -----------          -----------
REVENUE
Hotel   . . . . . . . . . . . . . . . . . . . . . . . . .          $21,308,000          $22,618,000
Gaming  . . . . . . . . . . . . . . . . . . . . . . . . .            7,125,000            6,804,000
Interest from notes receivable  . . . . . . . . . . . . .                8,000               35,000
Management fees and other income  . . . . . . . . . . . .              156,000                5,000
Gain (loss) on sales of hotel assets  . . . . . . . . . .               13,000              (41,000)
                                                                   -----------          -----------
                                                                    28,610,000           29,421,000
                                                                   -----------          -----------
EXPENSES
Hotel operations  . . . . . . . . . . . . . . . . . . . .           15,556,000           17,454,000
Gaming operations   . . . . . . . . . . . . . . . . . . .            6,166,000            5,873,000
Rent - Trust  . . . . . . . . . . . . . . . . . . . . . .            4,143,000            4,189,000
Interest - Trust  . . . . . . . . . . . . . . . . . . . .              426,000              399,000
Interest - other  . . . . . . . . . . . . . . . . . . . .              337,000              324,000
Depreciation and amortization   . . . . . . . . . . . . .              634,000              762,000
Administrative and operating  . . . . . . . . . . . . . .              703,000              665,000
                                                                    ----------           ----------
                                                                    27,965,000           29,666,000
                                                                    ----------           ----------
                                          NET INCOME (LOSS)           $645,000            $(245,000)
                                                                    ==========           ==========
                                NET INCOME (LOSS) PER SHARE              $0.05               $(0.02)
                                                                    ==========           ==========

HOTEL INVESTORS CORPORATION
STATEMENTS OF OPERATIONS
(Unaudited)


                                                                      Six Months Ended June 30,
                                                                   --------------------------------
                                                                      1994                 1993
                                                                   -----------          -----------
REVENUE
Hotel   . . . . . . . . . . . . . . . . . . . . . . . . .          $41,894,000          $43,081,000
Gaming  . . . . . . . . . . . . . . . . . . . . . . . . .           14,313,000           13,483,000
Interest from notes receivable  . . . . . . . . . . . . .               24,000               79,000
Management fees and other income  . . . . . . . . . . . .              189,000              154,000
Gain (loss) on sales of hotel assets  . . . . . . . . . .               13,000              (33,000)
                                                                   -----------          -----------
                                                                    56,433,000           56,764,000
                                                                   -----------          -----------
EXPENSES
Hotel operations  . . . . . . . . . . . . . . . . . . . .           31,124,000           33,819,000
Gaming operations   . . . . . . . . . . . . . . . . . . .           12,159,000           11,608,000
Rent - Trust  . . . . . . . . . . . . . . . . . . . . . .            8,456,000            8,348,000
Interest - Trust  . . . . . . . . . . . . . . . . . . . .              841,000              744,000
Interest - other  . . . . . . . . . . . . . . . . . . . .              683,000              613,000
Depreciation and amortization   . . . . . . . . . . . . .            1,448,000            1,559,000
Administrative and operating  . . . . . . . . . . . . . .            1,258,000            1,386,000
                                                                   -----------           ----------
                                                                    55,969,000           58,077,000
                                                                   -----------          -----------
                                          NET INCOME (LOSS)           $464,000          $(1,313,000)
                                                                   ===========          ===========

                                NET INCOME (LOSS) PER SHARE              $0.04               $(0.11)
                                                                   ===========          ===========

HOTEL INVESTORS CORPORATION
STATEMENTS OF CASH FLOWS
(Unaudited)


                                                                      Six Months Ended June 30,
                                                                    -----------------------------
                                                                      1994                 1993
                                                                    ----------        -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)   . . . . . . . . . . . . . . . . . . .             $464,000        $(1,313,000)
Adjustments to reconcile net income (loss) to net cash
  provided by (used in) operating activities:
  Depreciation and amortization   . . . . . . . . . . . .            1,448,000          1,559,000
  Deferred interest . . . . . . . . . . . . . . . . . . .                                 566,000
  Deferred interest expense - Trust   . . . . . . . . . .              841,000            728,000
  Gain (loss) on sales of hotel assets  . . . . . . . . .              (13,000)            33,000
Changes in operating assets and liabilities:
  Accounts receivable inventories, prepaid expenses and
    other assets  . . . . . . . . . . . . . . . . . . . .           (1,501,000)        (2,730,000)
  Accounts payable and other liabilities  . . . . . . . .               21,000            434,000
      Net cash provided by (used in)                                ----------         ----------
       operating activities  . . . . . . . . . . . . . .             1,260,000           (723,000)
                                                                    ----------         ----------
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to hotel assets   . . . . . . . . . . . . . . .             (335,000)        (2,894,000)
Net proceeds from sales of hotel assets   . . . . . . . .                6,000            605,000
Principal received on notes receivable  . . . . . . . . .               41,000             22,000
      Net cash used in                                              ----------         ----------
        investing activities  . . . . . . . . . . . . . .             (288,000)        (2,267,000)
                                                                    ----------         ----------
CASH FLOWS FROM FINANCING ACTIVITIES
Net change in notes payable - Trust   . . . . . . . . . .            1,208,000           (420,000)
Principal payments on mortgage and
  other notes payable   . . . . . . . . . . . . . . . . .             (227,000)           (36,000)
Borrowings under mortgage and other notes   . . . . . . .                                 180,000
Payments to minority shareholders   . . . . . . . . . . .                                  (3,000)
Principal received on share notes   . . . . . . . . . . .                                   5,000
      Net cash provided by                                           ---------         ----------
        financing activities  . . . . . . . . . . . . . .              981,000           (274,000)
                                                                     ---------         ----------
INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS  . . . . . . . . . . . . . . . . .            1,953,000         (3,264,000)
CASH AND CASH EQUIVALENTS
  AT BEGINNING OF PERIOD  . . . . . . . . . . . . . . . .            4,734,000          7,902,000
CASH AND CASH EQUIVALENTS                                           ----------         ----------
  AT END OF PERIOD  . . . . . . . . . . . . . . . . . . .           $6,687,000         $4,638,000
                                                                    ==========         ==========

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

         As discussed in Items 1 and 2 of the 1993 Form 10-K under the caption "Recent Developments - Debt Restructuring", on January 28, 1993 the Trust entered into the Credit Agreement which restructured its previously unsecured notes payable to two banks and three insurance companies as a Secured Term Loan and a secured Revolving Line of Credit. Although the Trust is not in default under the Credit Agreement through the date of this Joint Form 10-Q, the Trust's ability to comply in the future with the requirements (primarily the principal repayments required - see below) of the Credit Agreement cannot presently be determined. Further, because of the substantial operating losses and cash flow deficiencies experienced by the Corporation, which also has a deficiency in net assets, the ultimate recovery of all amounts due to the Trust from the Corporation is highly uncertain. These conditions raise substantial doubts about the Companies' ability to continue as going concerns.

         As required under the terms of the Credit Agreement, a $1,000,000 payment was made on the Secured Term Loan on August 31, 1993. As of the date of this Joint Form 10-Q, an additional $3,964,000 had been paid against the minimum cumulative principal payments required to be made by August 31, 1994 and management believes that sufficient cash will be available to make such payments. If the Trust continues to comply with the terms of the Credit Agreement, minimum cumulative principal payments for principal owed as of June 30, 1994 will be as follows:

                                                       Cumulative
                Date                                Principal Payments
                ----                                ------------------
           August 31, 1994                               $ 10,000,000
           August 31, 1995                               $ 19,000,000
           August 31, 1996                               $ 27,000,000
           August 31, 1997                               $ 52,000,000
           April 30, 1998                                $127,397,000

         In order to comply with the principal payment requirements of the Credit Agreement, the Trust and the Corporation must sell properties. As of June 30, 1994, properties having net book values of $12,678,000 and $932,000 for the Trust and the Corporation, respectively, had been identified for sale.

         In determining which properties were identified for sale, the Companies considered for each property current and anticipated economic performance, local market trends, physical condition and capital requirements. In addition, properties with continuing negative or declining cash flows and having the least potential for improvement were identified for future sale. For information regarding the terms of the property sales for which offers had been accepted at December 31, 1993 see "Recent Developments - Certain Property Sales" included in Items 1 and 2 of the 1993 Joint Form 10-K. The Trust and the Corporation have accepted an offer for the sale of the Holiday Inn in Brunswick, Georgia and the Sheraton Inn in New Port Richey, Florida. If the sale is completed, Hotel Investors will receive a cash down payment of $1,230,000, net of closing costs, and a mortgage note in the amount of $3,070,000 which will be secured by the properties. As of the date of this Joint Form 10-Q, the Trust and the Corporation have no other commitments to sell properties.


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


         The Credit Agreement requires the Trust and the Corporation to maintain on a combined basis, a specified minimum adjusted net worth and a specified minimum ratio of cash to cash interest plus capital expenditures, as defined. At June 30, 1994, the Companies were in compliance with these covenants. The Credit Agreement contains covenants that restrict, among other things, the Trust's ability to acquire or dispose of assets, to make investments and to incur additional indebtedness, and that prohibit the payment of distributions to shareholders. In addition to establishing certain operating restrictions and reporting requirements, the Credit Agreement establishes daily operating thresholds, as defined. If these thresholds are exceeded by the Trust and the Corporation, the excess amounts must be applied to reduce the borrowings then outstanding under the Revolving Line of Credit, but amounts so applied are available for future borrowings.


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

         When it is the opinion of management that the fair value of a hotel that has been identified for sale is less than the net book value of the hotel a reserve for losses is established. Fair value is determined based upon the discounted cash flow of the properties at rates (11.0% to 14.5%) deemed reasonable for the type of property as well as prevailing market conditions, appraisals and, if appropriate, current estimated net proceeds of sales. In determining whether to accept an offer for the sale of a property, management considers the offer in comparison to the value of the property, the terms of the offer, including whether the offer is all cash or includes seller financing the anticipated availability of cash to be generated in order to meet the next principal payment required under the Credit Agreement.

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

                                                Six Months Ended                 Three Months Ended
                                                    June 30,                          June 30,
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



                 As of December 31, 1992, an aggregate of $87,490,000 was owed by the Corporation to the Trust as accrued but unpaid rent, interest and other indebtedness (including the Milwaukee notes) of $12,667,000. As of January 1, 1993, a total of $448,000 of then accrued and unpaid rents and interest were added to the debt. During 1993 and 1994, no interest accrued or will accrue on the Corporation's debt to the Trust; beginning January 1, 1995, the outstanding principal balance of the Corporation's debt to the Trust will bear interest at an annual rate equal to the prime rate of one of the Banks from time to time plus 2%. However, there can be no assurance that the Corporation's debt to the Trust will not need to be further restructured in the future.


                 The 1993 restructuring of the Intercompany Leases (see "The Trust - Investments - Equity Investments" included in Items 1 and 2 of the 1993 Joint Form 10-K), the two-year interest moratorium on the Corporation's debt to the Trust and sales of the Trust's hotels which were managed by the Corporation, are expected to lower the rents and interest received by the Trust from the Corporation in 1994. The Trust's revenues were $20,342,000 in 1993 as compared to $26,784,000 in 1992, and due to anticipated property sales are expected to be lower in 1994 than in 1993. The Trust will seek to generate from its operations sufficient cash flow to pay the interest due on the Secured Term Loan, Revolving Line of Credit and the Trust's other mortgage debt, as well as to fund required capital improvements; however, debt principal payments are expected to be made primarily from the proceeds of hotel sales and (in the case of mortgage debt other than the Restructured Debt) from debt refinancings. (For information with respect to such mortgage debt, see Note 7 of Notes to Financial Statements included in Item 8 of the 1993 Joint Form 10-K.) In addition to the $9,000,000 principal payment due on August 31, 1994 aggregate principal payments due during the next twelve months on the outstanding mortgage notes payable of the Trust amounted to $6,859,000 as of June 30, 1994, including two mortgage notes which will mature. Management of the Trust is currently negotiating the refinance or extension of the mortgage notes due in 1994. The Trust elected to exercise the put option for the $6,000,000 sale of the Albany property to Starwood (see Part I, Item 1 under the heading Reorganization). Management believes that there will be sufficient cash available from operations and from the currently pending sale of properties to fund its operations and obligations during the next twelve months. (See "Recent Developments - Pending Sales" included in Items 1 and 2 of the 1993 Joint Form 10-K.) There can be no assurance, however, that either the Trust's operations or the Trust's sale of hotels will produce sufficient cash to make the required payments of principal and interest. (See "Recent Developments - Debt Restructuring" included in Items 1 and 2 of the 1993 Joint Form 10-K.)

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



HOTEL INVESTORS TRUST                     HOTEL INVESTORS CORPORATION
Registrant                                Registrant





/s/ MICHAEL W. MOONEY                      /s/ KEVIN E. MALLORY
- - - ------------------------                   ------------------------
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


Date:    October 26, 1994