Form 10-K/A
period 1993-12-31
HOTEL INVESTORS TRUST /MD/; HOTEL INVESTORS CORP
filed 1994-11-09
CIK 48595, 316206

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                 FORM 10-K/A3


          [x]     JOINT ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES AND EXCHANGE  ACT OF 1934 [FEE REQUIRED

          For the fiscal year ended   December 31, 1993
                                      -----------------

                                      OR

          [  ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

          For the transition period from _________ to _______


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

    1986 Warrants to purchase Trust Shares
                paired with                                   American Stock Exchange
 1986 Warrants to purchase Corporation Shares

       Securities registered pursuant to Section 12(g) of the Act:  None

        Indicate by check mark whether the Registrants (1) have filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrants were required to file such reports), and (2) have been subject to
such filing requirements for the past 90 days.     Yes _X_   No ___.

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of each Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X].

        As of March 25, 1994, the aggregate market value of the Registrants' voting stock held by non-affiliates1 was $18,627,000.

        As of March 25, 1994, the Registrants had outstanding 12,132,948 Trust Shares and 12,132,948 Corporation Shares.

- - - ---------------
1For purposes of this Joint Annual Report only, includes all voting shares other than those held by the Registrants' Trustees or Directors and executive officers or by persons known to either Registrant to hold of record or beneficially 5% or more of such Registrant's voting shares.

================================================================================

        The undersigned Registrants hereby amend the following items, the financial statements, exhibits or other portions of their Annual Report on Form 10-K for the fiscal year ended December 31, 1993 as set forth in the pages attached hereto:

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
          AND MANAGEMENT.

          Certain Beneficial Owners. To the knowledge of the Trust and the Corporation, no person owns beneficially 5% or more of the Paired Shares, except as follows:

                                                                        Amount
                                    Name and Address                 Beneficially        Percent of
       Title of Class             of Beneficial Owner                   Owned            Class (1)
       --------------             -------------------                ------------        ----------
       Paired Shares         Leonard M. Ross                         1,190,400(2)           9.8%
                             1011-1/2 North Beverly Drive
                             Beverly Hills, CA (2)

                             RRH Capital Management, Inc.              746,350(3)           6.2%
                             1270 Avenue of the Americas
                             New York, NY 10020 (3)

                             R.B. Haave Associates, Inc.               749,200              6.2%
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

                                                         Amount
              Name of                                 Beneficially               Percent of
          Beneficial Owner                               Owned                   Class (1)
          ----------------                            ------------               ----------
Jeffrey C. Lapin                                        69,084(2)                  (3)
Michael W. Mooney                                       16,750(4)                  (3)
Sherwin L. Samuels                                      98,820(5)                  (3)
Graeme W. Henderson                                     51,500(6)                  (3)
All Trustees and officers as a group                   236,154(7)                  1.9%

- - - ---------------
(1)      Based on the number of paired shares outstanding on March 25, 1994.
(2) Includes 63,334 shares subject to presently exercisable options and 5,000 shares owned in a pension plan of which Mr. Lapin is sole trustee and beneficiary.
(3)      Less than 1%.
(4)      Includes 16,750 shares subject to presently exercisable options.
(5) Includes 14,320 shares held in a segregated account for the benefit of Mr. Samuels by a pension plan trust; 7,500 shares acquired by Mr. Samuels pursuant to a Trust share purchase plan; and 56,000 shares subject to presently exercisable options and 1,000 shares issuable upon exercise of paired warrants issued by the Trust and the Corporation. Does not include 359 shares owned by Mr. Samuels's son (of which shares Mr. Samuels disclaims beneficial ownership).
(6) Includes 300 shares owned in a Keogh plan, 5,000 shares owned in a pension plan of which Mr. Henderson is sole trustee and beneficiary and 5,000 shares acquired pursuant to a Trust share purchase plan and 16,000 shares issuable upon exercise of paired warrants issued by the Trust and the Corporation.
(7) Includes 137,384 shares that may be acquired upon the exercise of presently exercisable options and 12,500 shares acquired by Trustees pursuant to a Trust share purchase plan and 17,000 shares issuable upon exercise of paired warrants issued by the Trust and the Corporation. Does not include shares owned by Mr. Samuels' son (see note (5) above).

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



            Name of                            Number of Shares              Percent of
         Beneficial Owner                      Beneficially Owned            Class (1)
         ----------------                      ------------------            ----------
Kevin E. Mallory                                   16,750 (2)                   (3)
Bruce M. Ford                                      12,612 (4)                   (3)
Earle F. Jones                                      6,500 (5)                   (3)
Graeme W. Henderson                                51,500 (6)                   (3)
All Directors and officers as a group              87,362 (7)                   (3)



 (1)     Based on the number of shares outstanding on March 25, 1994.
 (2)     Includes 16,750 shares subject to presently exercisable options.
 (3)     Less than 1%.
 (4) Includes 9,500 shares acquired pursuant to a Corporation share purchase plan and 2,422 shares issuable upon exercise of paired warrants issued by the Trust and the Corporation, 172 of which are owned by Mr. Ford s wife.
 (5) Includes 5,000 shares acquired pursuant to a Corporation share purchase plan and 500 shares issuable upon exercise of paired warrants issued by the Trust and the Corporation.
 (6) Includes 300 shares owned in a Keogh Plan, 5,000 shares owned in a pension plan of which Mr. Henderson is trustee and beneficiary and 5,000 shares acquired pursuant to a Trust share purchase plan and 16,000 shares issuable upon exercise of paired warrants issued by the Trust and the Corporation.
 (7) Includes 16,750 shares that may be acquired upon the exercise of presently exercisable options and 19,500 shares acquired by Directors pursuant to the Trust's and the Corporation's share purchase plans and 18,922 shares issuable upon exercise of paired warrants issued by the Trust and the Corporation.

                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.




HOTEL INVESTORS TRUST                  HOTEL INVESTORS CORPORATION
(Registrant)                           (Registrant)




By: /s/ MICHAEL W. MOONEY              By: /s/ KEVIN E. MALLORY
   ----------------------------           ---------------------------
   Michael W. Mooney                      Kevin E. Mallory
   Chief Financial Officer                Executive Vice President
                                          (Principal Executive Officer)





Dated:  November 9, 1994