Form 10-Q
period 1994-09-30
HOTEL INVESTORS TRUST /MD/; HOTEL INVESTORS CORP
filed 1994-11-14
CIK 48595, 316206

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                   FORM 10-Q

[x] Quarterly report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934

              For the quarterly period ended       September 30, 1994
                                             ------------------------------

                                       OR

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934

              For the transition period from _________ to _________

                           Commission File Number:  1-6828                            Commission File Number:  1-7959
                                   HOTEL INVESTORS                                            HOTEL INVESTORS
                                        TRUST                                                   CORPORATION
                    (Exact name of registrant as specified in its               (Exact name of registrant as specified in its
                                       charter)                                                   charter)

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
                           (Registrant's telephone number,                             (Registrant's telephone number,
                                including area code)                                        including area code)


    Indicate by check mark whether the Registrants (1) have filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to
such filing requirements for the past 90 days.     Yes    X       No.
                                                        ------

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

    12,132,948 Shares of Beneficial Interest, $1.00 par value, of Hotel Investors Trust paired with 12,132,948 Shares of Common Stock, par value $.10 per share, of Hotel Investors Corporation outstanding as of November 14, 1994.

================================================================================

HOTEL INVESTORS TRUST AND HOTEL INVESTORS CORPORATION

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

         The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q which mandate adherence to Rule 10-01 of Regulation S-X. Accordingly, these statements do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. In the opinion of management of the Trust and the Corporation, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The financial statements presented herein have been prepared in accordance with the accounting policies described in the registrants' Joint Annual Report on Form 10-K, as amended, for the year ended December 31, 1993, (the "1993 Form 10-K"), and should be read in conjunction therewith.

         The accompanying financial statements have been prepared assuming Hotel Investors Trust (the "Trust") and Hotel Investors Corporation (the "Corporation") will continue as going concerns. The Trust was in default at December 31, 1992 on its obligations to repay indebtedness under the Trust's line of credit and certain note agreements. Effective January 28, 1993, the Trust entered into a Credit Agreement (the "Credit Agreement") with its lenders to restructure such indebtedness. The Credit Agreement, among other things, requires the Trust to comply with specific financial covenants and operating restrictions and to make substantial interim principal and other payments. The Trust's ability to comply with the requirements of the Credit Agreement, for which the inability to comply therewith would result in a default under the Credit Agreement, cannot presently be determined. Because of the substantial operating losses and cash flow deficiencies experienced by the Corporation, which also has a deficiency in net assets, the ultimate recovery of all amounts due to the Trust from the Corporation is highly uncertain. These conditions raise substantial doubt about the ability of the Trust and the Corporation to continue as going concerns. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Reorganization

         As previously disclosed on the registrants' Joint Form 8-K dated June 13, 1994 and Joint Form 10-Q, as amended, for the quarterly period end June 30, 1994, the Trust and the Corporation have agreed, subject to shareholder and stockholder approval, with Starwood Capital Group, L.P., a private investment firm, to create an "UPREIT" structure. In connection with the "UPREIT" structure it is contemplated that two limited partnerships would be formed (the "Reorganization"). The Trust would be the general partner and contribute to SLT Realty Limited Partnership all of its assets subject to its liabilities. The Corporation and its subsidiaries would be the general partners and contribute to SLC Operating Limited Partnership all of their assets subject to their liabilities (except that the contribution of certain assets and liabilities relating to gaming in Nevada will be subject to approval of Nevada Gaming authorities). Starwood Capital Group, L.P., and its affiliates would be the limited partners in the two partnerships and would contribute cash and a portfolio of hotel equity and mortgage interests, subject to certain existing debt.

         Starwood's limited partnership interests would be exchangeable into 71.7% of the paired shares of the Trust and the Corporation, on a fully converted basis (but subject to limitations to preserve the REIT status of the Trust and its paired share structure with the Corporation). Starwood has the right to exchange up to $12,000,000 of the Trust's outstanding senior debt that Starwood may acquire on or before six months from approval of the Reorganization, after which the Starwood ownership would be 75.2%.

         In connection with the Reorganization, Starwood agreed, at the Trust's option, to purchase the Trust's Albany, Georgia property for approximately $6 million. The Trust exercised the option on the Albany property in August 1994, accounting for the transaction as a financing and no gain or loss was recognized. The cash proceeds received by the Trust upon exercise of the option were used to make certain payments on its outstanding senior secured debt and retire a portion of the warrants issued to its senior lenders in connection with the restructuring of the senior secured debt in January 1993. Starwood previously purchased or has the right to acquire in excess of $74 million of the Trust's outstanding senior secured debt.

         In connection with the Reorganization, it is anticipated that approximately $63 million of indebtedness to the Trust from the Corporation will be forgiven.

Income Taxes

         During the second quarter of 1994 the Trust discovered that there are issues concerning its having met all of the requirements for maintenance of REIT status for prior years. On July 27, 1994, the Trust applied to the IRS for, and has subsequently received, permission to terminate its election to be taxed as a REIT retroactive to 1991 and to re-elect REIT status for 1995. Because the Trust had net losses and did not pay any dividends for 1991, 1992 and 1993 and expects to incur a net loss for tax purposes and not pay any dividends for 1994, the Trust will not owe any federal income tax and the holders of Paired Shares will not be adversely affected for these years. In addition, the granting of the Trust's request will not affect the paired status of the Trust's and the Corporation's shares.

Other

         See Item 1, Part II, for information regarding legal proceedings, and the settlement of certain shareholder litigation.

Hotel Investors Trust and Hotel Investors Corporation:

  Combined Balance Sheets - As of September 30, 1994 and
    December 31, 1993
  Combined Statements of Operations - For the three months
    ended September 30, 1994 and 1993
  Combined Statements of Operations - For the nine months
    ended September 30, 1994 and 1993
  Combined Statements of Cash Flows - For the nine months ended September 30, 1994 and 1993

Hotel Investors Trust:

  Balance Sheets - As of September 30, 1994 and December 31, 1993
  Statements of Operations - For the three months
    ended September 30, 1994 and 1993
  Statements of Operations - For the nine months
    ended September 30, 1994 and 1993
  Statements of Cash Flows - For the nine months ended September 30, 1994 and 1993

Hotel Investors Corporation:

  Balance Sheets - As of September 30, 1994 and December 31, 1993
  Statements of Operations - For the three months
    ended September 30, 1994 and 1993
  Statements of Operations - For the nine months
    ended September 30, 1994 and 1993
  Statements of Cash Flows - For the nine months ended September 30, 1994 and 1993

HOTEL INVESTORS TRUST AND HOTEL INVESTORS CORPORATION
COMBINED BALANCE SHEETS
(Unaudited)


                                                         September 30,    December 31,
                                                             1994            1993
                                                         -------------    ------------
ASSETS
Hotel assets held for sale - net  . . . . . . . . . . .   $  4,000,000    $ 16,631,000
Hotel assets - net                                         151,855,000     150,618,000
                                                          ------------    ------------
                                                           155,855,000     167,249,000
Mortgage notes receivable, net  . . . . . . . . . . . .     12,071,000      11,642,000
Investment in joint venture hotel properties  . . . . .        296,000         281,000
                                                          ------------    ------------
      Total real estate investments   . . . . . . . . .    168,222,000     179,172,000
Cash and cash equivalents   . . . . . . . . . . . . . .      6,665,000       5,652,000
Accounts receivable   . . . . . . . . . . . . . . . . .      5,229,000       4,360,000
Notes receivable, net   . . . . . . . . . . . . . . . .      1,649,000       1,717,000
Inventories, prepaid expenses and other assets  . . . .      4,379,000       4,451,000
                                                          ------------    ------------
                                                          $186,144,000    $195,352,000
                                                          ============    ============
LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
Secured notes payable and revolving line of credit  . .   $115,005,000    $128,802,000
Mortgage and other notes payable  . . . . . . . . . . .     46,879,000      42,084,000
Accounts payable and other liabilities  . . . . . . . .     13,040,000      11,140,000
                                                          ------------    ------------
                                                           174,924,000     182,026,000
                                                          ------------    ------------
Commitments and contingencies
SHAREHOLDERS' EQUITY
Trust shares of beneficial interest,
   $1.00 par value; authorized
   30,000,000 shares; outstanding
   12,132,948 shares  . . . . . . . . . . . . . . . . .     12,133,000      12,133,000
Corporation common stock, $0.10 par
   value; authorized 30,000,000 shares;
   outstanding 12,132,948 shares  . . . . . . . . . . .      1,213,000       1,213,000
Additional paid-in capital  . . . . . . . . . . . . . .    210,497,000     210,497,000
Share purchase notes  . . . . . . . . . . . . . . . . .       (280,000)       (291,000)
Accumulated deficit   . . . . . . . . . . . . . . . . .   (212,343,000)   (210,226,000)
                                                          ------------    ------------
                                                            11,220,000      13,326,000
                                                          ------------    ------------
                                                          $186,144,000    $195,352,000
                                                          ============    ============

HOTEL INVESTORS TRUST AND HOTEL INVESTORS CORPORATION
COMBINED STATEMENTS OF OPERATIONS
(Unaudited)


                                                                            Three Months Ended
                                                                               September 30,
                                                                    ---------------------------------
                                                                        1994                  1993
                                                                    ------------          -----------
REVENUE
Hotel   . . . . . . . . . . . . . . . . . . . . . . . . .           $21,964,000           $23,089,000
Gaming  . . . . . . . . . . . . . . . . . . . . . . . . .             6,781,000             6,773,000
Interest from mortgage and other notes  . . . . . . . . .               514,000               368,000
Management fees and other   . . . . . . . . . . . . . . .                87,000                53,000
Rents from leased hotel properties  . . . . . . . . . . .               242,000               219,000
Gain on sale of hotel assets  . . . . . . . . . . . . . .                78,000                28,000
                                                                    -----------           -----------
                                                                     29,666,000            30,530,000
                                                                    -----------           -----------
EXPENSES
Hotel operations  . . . . . . . . . . . . . . . . . . . .            14,971,000            17,264,000
Gaming operations   . . . . . . . . . . . . . . . . . . .             6,237,000             6,070,000
Interest  . . . . . . . . . . . . . . . . . . . . . . . .             4,570,000             3,819,000
Depreciation and amortization   . . . . . . . . . . . . .             2,061,000             2,318,000
Administrative and operating  . . . . . . . . . . . . . .             1,135,000             1,160,000
Shareholder litigation expense  . . . . . . . . . . . . .             2,648,000
Provision for losses  . . . . . . . . . . . . . . . . . .               759,000             1,167,000
                                                                    -----------           -----------
                                                                     32,381,000            31,798,000
                                                                    -----------           -----------
                                        NET INCOME (LOSS)           $(2,715,000)          $(1,268,000)
                                                                    ===========           ===========
                       NET INCOME (LOSS) PER PAIRED SHARE                $(0.22)               $(0.10)
                                                                         ======                ======
                 Weighted average number of paired shares            12,132,948            12,132,948
                                                                     ==========            ==========

HOTEL INVESTORS TRUST AND HOTEL INVESTORS CORPORATION
COMBINED STATEMENTS OF OPERATIONS
(Unaudited)


                                                                    Nine Months Ended September 30,
                                                                   ---------------------------------
                                                                       1994                 1993
                                                                   -----------          ------------
REVENUE
Hotel  . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $63,858,000           $66,170,000
Gaming . . . . . . . . . . . . . . . . . . . . . . . . . . . .      21,094,000            20,256,000
Interest from mortgage and other notes . . . . . . . . . . . .       1,276,000             1,060,000
Management fees and other  . . . . . . . . . . . . . . . . . .         395,000               459,000
Rents from leased hotel properties . . . . . . . . . . . . . .         705,000               680,000
Gain on sale of hotel assets . . . . . . . . . . . . . . . . .         670,000               136,000
                                                                   -----------           -----------
                                                                    87,998,000            88,761,000
                                                                   -----------           -----------
EXPENSES
Hotel operations . . . . . . . . . . . . . . . . . . . . . . .      46,095,000            51,083,000
Gaming operations  . . . . . . . . . . . . . . . . . . . . . .      18,396,000            17,678,000
Interest . . . . . . . . . . . . . . . . . . . . . . . . . . .      13,028,000            11,360,000
Depreciation and amortization  . . . . . . . . . . . . . . . .       6,074,000             6,731,000
Administrative and operating . . . . . . . . . . . . . . . . .       3,115,000             3,490,000
Shareholder litigation expense . . . . . . . . . . . . . . . .       2,648,000
Provision for losses . . . . . . . . . . . . . . . . . . . . .         759,000             1,167,000
                                                                   -----------           -----------
                                                                    90,115,000            91,509,000
                                                                   -----------           -----------
                                             NET INCOME (LOSS)     $(2,117,000)          $(2,748,000)
                                                                   ===========           ===========
                            NET INCOME (LOSS) PER PAIRED SHARE          $(0.17)               $(0.23)
                                                                        ======                ======
                      Weighted average number of paired shares      12,132,948            12,132,948
                                                                    ==========            ==========

HOTEL INVESTORS TRUST AND HOTEL INVESTORS CORPORATION
COMBINED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                                   Nine Months Ended September 30,
                                                                  ---------------------------------
                                                                      1994                  1993
                                                                  ------------         ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss) . . . . . . . . . . . . . . . . . . . . .        $(2,117,000)         $(2,748,000)

Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
  Depreciation and amortization . . . . . . . . . . . . . .          6,074,000            6,731,000
  Deferred interest . . . . . . . . . . . . . . . . . . . .          2,221,000            2,763,000
  (Gain) loss on sales of hotel assets  . . . . . . . . . .           (670,000)            (136,000)

  Provision for losses  . . . . . . . . . . . . . . . . . .            759,000            1,167,000
Changes in operating assets and liabilities:
  Accounts receivable, inventories, prepaid expenses and
    other assets  . . . . . . . . . . . . . . . . . . . . .           (797,000)            (152,000)

  Accounts payable and other liabilities. . . . . . . . . .          1,900,000           (3,596,000)
                                                                   -----------          -----------
      Net cash provided by
        operating activities  . . . . . . . . . . . . . . .          7,370,000            4,029,000
                                                                   -----------          -----------
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to hotel assets . . . . . . . . . . . . . . . . .         (2,062,000)          (4,222,000)
Net proceeds from sales of assets . . . . . . . . . . . . .          4,528,000            3,891,000
Increase in mortgage notes receivable . . . . . . . . . . .                              (1,985,000)

Principal received on notes receivable  . . . . . . . . . .          2,389,000              250,000
Other intangible assets . . . . . . . . . . . . . . . . . .                                  (9,000)

Acquisition of minority interest  . . . . . . . . . . . . .                              (1,575,000)
                                                                   -----------          -----------
      Net cash provided by (used in)
        investing activities  . . . . . . . . . . . . . . .          4,855,000           (3,650,000)
                                                                   -----------          -----------

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on mortgage and
  other notes payable . . . . . . . . . . . . . . . . . . .         (1,205,000)            (673,000)

Principal payments on secured notes payable and
  revolving line of credit  . . . . . . . . . . . . . . . .        (20,518,000)          (5,004,000)

Borrowings under mortgage and other notes . . . . . . . . .          6,000,000            1,213,000
Increase in secured notes payable and
  revolving line of credit  . . . . . . . . . . . . . . . .          4,500,000
Distributions to minority shareholders  . . . . . . . . . .                                 (21,000)

Principal received on share purchase notes  . . . . . . . .             11,000                5,000
                                                                   -----------          -----------
      Net cash provided by
        financing activities  . . . . . . . . . . . . . . .        (11,212,000)          (4,480,000)
                                                                   -----------          -----------
INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS  . . . . . . . . . . . . . . . . . .          1,013,000           (4,101,000)

CASH AND CASH EQUIVALENTS
  AT BEGINNING OF PERIOD  . . . . . . . . . . . . . . . . .          5,652,000           10,517,000
                                                                   -----------          -----------
CASH AND CASH EQUIVALENTS
  AT END OF PERIOD  . . . . . . . . . . . . . . . . . . . .        $ 6,665,000          $ 6,416,000
                                                                   ===========          ===========

HOTEL INVESTORS TRUST
BALANCE SHEETS
(Unaudited)


                                                                   September 30,          December 31,
                                                                       1994                   1993
                                                                   --------------         -------------
ASSETS
Hotel assets held for sale -  net . . . . . . . . . . . . . . .    $   3,449,000          $  15,699,000
Hotel assets - net  . . . . . . . . . . . . . . . . . . . . . .      116,902,000            114,219,000
                                                                   -------------          -------------
                                                                     120,351,000            129,918,000
Mortgage notes receivable, net  . . . . . . . . . . . . . . . .       12,071,000             11,642,000
Investment in joint venture hotel properties  . . . . . . . . .          284,000                276,000
                                                                   -------------          -------------
      Total real estate investments . . . . . . . . . . . . . .      132,706,000            141,836,000
Cash and cash equivalents . . . . . . . . . . . . . . . . . . .          360,000                918,000
Accounts receivable . . . . . . . . . . . . . . . . . . . . . .          755,000              1,011,000
Notes receivable - Corporation  . . . . . . . . . . . . . . . .       86,518,000             87,486,000
Notes receivable, net . . . . . . . . . . . . . . . . . . . . .        1,012,000              1,025,000
Prepaid expenses and other assets . . . . . . . . . . . . . . .          961,000                569,000
                                                                   -------------          -------------
                                                                   $ 222,312,000          $ 232,845,000
                                                                   =============          =============
LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
Secured notes payable and revolving line of credit  . . . . . .    $ 115,005,000          $ 128,802,000
Mortgage and other notes payable  . . . . . . . . . . . . . . .       32,945,000             27,724,000
Accounts payable and other liabilities  . . . . . . . . . . . .        4,325,000              4,114,000
                                                                   -------------          -------------
                                                                     152,275,000            160,640,000
                                                                   -------------          -------------
Commitments and contingencies

SHAREHOLDERS' EQUITY
Trust shares of beneficial interest,
   $1.00 par value; authorized
   30,000,000 shares; outstanding
   12,132,948 shares  . . . . . . . . . . . . . . . . . . . . .       12,133,000             12,133,000
Additional paid-in capital  . . . . . . . . . . . . . . . . . .      204,640,000            204,640,000
Share purchase notes  . . . . . . . . . . . . . . . . . . . . .         (280,000)              (291,000)

Accumulated deficit . . . . . . . . . . . . . . . . . . . . . .     (146,456,000)          (144,277,000)
                                                                   -------------          -------------
                                                                      70,037,000             72,205,000
                                                                   -------------          -------------
                                                                   $ 222,312,000          $ 232,845,000
                                                                   =============          =============

HOTEL INVESTORS TRUST
STATEMENTS OF OPERATIONS
(Unaudited)


                                                                         Three Months Ended
                                                                            September 30,
                                                                   --------------------------------
                                                                       1994                 1993
                                                                   -----------          -----------
REVENUE
Rents from Corporation . . . . . . . . . . . . . . . . . . . .     $ 4,441,000          $ 4,276,000
Interest from Corporation  . . . . . . . . . . . . . . . . . .         439,000              390,000
Interest from mortgage and other notes . . . . . . . . . . . .         505,000              335,000
Rents from other leased hotel properties . . . . . . . . . . .         242,000              219,000
Other  . . . . . . . . . . . . . . . . . . . . . . . . . . . .          47,000
Gain (loss) on sale of hotel assets  . . . . . . . . . . . . .          63,000              (22,000)
                                                                   -----------          -----------
                                                                     5,737,000            5,198,000

EXPENSES
Interest . . . . . . . . . . . . . . . . . . . . . . . . . . .       4,238,000            3,503,000
Depreciation and amortization  . . . . . . . . . . . . . . . .       1,269,000            1,426,000
Administrative and operating . . . . . . . . . . . . . . . . .         460,000              514,000
Shareholder litigation expense . . . . . . . . . . . . . . . .       1,324,000
Provision for losses . . . . . . . . . . . . . . . . . . . . .         759,000            1,167,000
                                                                   -----------          -----------
                                                                     8,050,000            6,610,000
                                                                   -----------          -----------
                                             NET INCOME (LOSS)     $(2,313,000)         $(1,412,000)
                                                                   ===========          ===========
                                   NET INCOME (LOSS) PER SHARE          $(0.19)              $(0.12)
                                                                        ======               ======

HOTEL INVESTORS TRUST
STATEMENTS OF OPERATIONS
(Unaudited)


                                                                    Nine Months Ended September 30,
                                                                   --------------------------------
                                                                       1994                 1993
                                                                   -----------          -----------
REVENUE
Rents from Corporation . . . . . . . . . . . . . . . . . . . .     $12,897,000          $12,624,000
Interest from Corporation  . . . . . . . . . . . . . . . . . .       1,280,000            1,134,000
Interest from mortgage and other notes . . . . . . . . . . . .       1,243,000              948,000
Rents from other leased hotel properties . . . . . . . . . . .         705,000              680,000
Other  . . . . . . . . . . . . . . . . . . . . . . . . . . . .         166,000              252,000
Gain on sale of hotel assets . . . . . . . . . . . . . . . . .         642,000              119,000
                                                                   -----------          -----------
                                                                    16,933,000           15,757,000
                                                                   -----------          -----------
EXPENSES
Interest . . . . . . . . . . . . . . . . . . . . . . . . . . .      12,013,000           10,431,000
Depreciation and amortization  . . . . . . . . . . . . . . . .       3,834,000            4,280,000
Administrative and operating . . . . . . . . . . . . . . . . .       1,182,000            1,458,000
Shareholder litigation expense . . . . . . . . . . . . . . . .       1,324,000
Provision for losses . . . . . . . . . . . . . . . . . . . . .         759,000            1,167,000
                                                                   -----------          -----------
                                                                    19,112,000           17,336,000
                                                                   -----------          -----------
                                             NET INCOME (LOSS)     $(2,179,000)         $(1,579,000)
                                                                   ===========          ===========
                                   NET INCOME (LOSS) PER SHARE          $(0.18)              $(0.13)
                                                                        ======               ======

HOTEL INVESTORS TRUST
STATEMENTS OF CASH FLOWS
(Unaudited)

                                                                 Nine Months Ended September 30,
                                                                 --------------------------------
                                                                     1994               1993
                                                                 ------------        -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss) . . . . . . . . . . . . . . . . . . . . . .    $ (2,179,000)       $(1,579,000)
Adjustments to reconcile net income (loss) to net cash
  provided by (used in) operating activities:
  Depreciation and amortization . . . . . . . . . . . . . . .       3,834,000          4,280,000
  Deferred interest . . . . . . . . . . . . . . . . . . . . .       2,221,000          1,952,000
  Deferred interest income - Corporation  . . . . . . . . . .      (1,280,000)        (1,118,000)
  (Gain) loss on sales of hotel assets  . . . . . . . . . . .        (642,000)          (119,000)
  Provision for losses  . . . . . . . . . . . . . . . . . . .         759,000          1,167,000
Changes in operating assets and liabilities:
  Accounts receivable, prepaid expenses and other assets  . .        (136,000)           715,000
  Accounts payable and other liabilities  . . . . . . . . . .         211,000         (3,166,000)
                                                                 ------------        -----------
      Net cash provided by operating activities . . . . . . .       2,788,000          2,132,000
                                                                 ------------        -----------

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to hotel assets . . . . . . . . . . . . . . . . . .      (1,387,000)          (757,000)
Net proceeds from sales of assets . . . . . . . . . . . . . .       4,245,000          3,286,000
Increase in mortgage notes receivable . . . . . . . . . . . .                         (1,985,000)
Principal received on mortgage and other notes receivable . .       2,334,000            207,000
Other intangible assets . . . . . . . . . . . . . . . . . . .                             (9,000)
Net changes in notes receivable - Corporation . . . . . . . .       2,248,000          1,955,000
Acquisition of minority interest  . . . . . . . . . . . . . .                         (1,575,000)
                                                                 ------------        -----------
      Net cash provided by (used in) investing activities . .       7,440,000          1,122,000
                                                                 ------------        -----------

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on mortgage and other notes payable  . . .        (779,000)          (620,000)
Principal payments on secured notes payable and
  revolving line of credit  . . . . . . . . . . . . . . . . .     (20,518,000)        (5,004,000)
Borrowings under mortgage and other notes . . . . . . . . . .       6,000,000
Payments to minority shareholders . . . . . . . . . . . . . .                            (18,000)
Increase in secured notes payable and
  revolving line of credit  . . . . . . . . . . . . . . . . .       4,500,000
Principal received on share purchase notes                             11,000
                                                                 ------------        -----------
      Net cash provided by (used in) financing activities . .     (10,786,000)        (5,642,000)
                                                                 ------------        -----------
DECREASE IN CASH AND CASH EQUIVALENTS . . . . . . . . . . . .        (558,000)        (2,388,000)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD. . . . . . .         918,000          2,615,000
                                                                 ------------        -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD. . . . . . . . . .    $    360,000        $   227,000
                                                                 ============        ===========

HOTEL INVESTORS CORPORATION
BALANCE SHEETS
(Unaudited)


                                                                  September 30,        December 31,
                                                                       1994                1993
                                                                  -------------        ------------
ASSETS

Hotel assets held for sale -  net.............................   $     551,000         $    932,000
Hotel assets - net............................................      34,953,000           36,399,000
                                                                 -------------         ------------
                                                                    35,504,000           37,331,000
Investment in joint venture hotel properties..................          12,000                5,000
                                                                 -------------         ------------
      Total real estate investments...........................      35,516,000           37,336,000
Cash and cash equivalents.....................................       6,305,000            4,734,000
Accounts receivable...........................................       4,474,000            3,349,000
Notes receivable..............................................         637,000              692,000
Inventories, prepaid expenses and other assets................       3,418,000            3,882,000
                                                                 -------------         ------------
                                                                 $  50,350,000         $ 49,993,000
                                                                 =============         ============
LIABILITIES AND SHAREHOLDERS' DEFICIT

LIABILITIES
Mortgage and other notes payable..............................   $  13,934,000         $ 14,360,000
Notes payable - Trust.........................................      86,518,000           87,486,000
Accounts payable and other liabilities........................       8,715,000            7,026,000
                                                                 -------------         ------------
                                                                   109,167,000          108,872,000
                                                                 -------------         ------------
Commitments and contingencies

SHAREHOLDERS' DEFICIT
Corporation common stock, $0.10 par
   value; authorized 30,000,000 shares;
   outstanding 12,132,948 shares..............................       1,213,000            1,213,000
Additional paid-in capital....................................       5,857,000            5,857,000
Accumulated deficit...........................................     (65,887,000)         (65,949,000)
                                                                 -------------         ------------
                                                                   (58,817,000)         (58,879,000)
                                                                 -------------         ------------
                                                                  $ 50,350,000         $ 49,993,000
                                                                  ============         ============

HOTEL INVESTORS CORPORATION
STATEMENTS OF OPERATIONS
(Unaudited)


                                                                           Three Months Ended
                                                                              September 30,
                                                                   --------------------------------
                                                                      1994                  1993
                                                                   -----------          -----------
REVENUE
Hotel......................................................        $21,964,000          $23,089,000
Gaming.....................................................          6,781,000            6,773,000
Interest from notes receivable.............................              9,000               33,000
Management fees and other income...........................             40,000               53,000
Gain on sales of hotel assets..............................             15,000               50,000
                                                                   -----------          -----------
                                                                    28,809,000           29,998,000
                                                                   -----------          -----------
EXPENSES
Hotel operations...........................................         14,971,000           17,264,000
Gaming operations..........................................          6,237,000            6,070,000
Rent - Trust...............................................          4,441,000            4,276,000
Interest - Trust...........................................            439,000              390,000
Interest - other...........................................            332,000              316,000
Depreciation and amortization..............................            792,000              892,000
Administrative and operating...............................            675,000              646,000
Shareholder litigation expense.............................          1,324,000
                                                                   -----------          -----------
                                                                    29,211,000           29,854,000
                                                                   -----------          -----------
                                          NET INCOME (LOSS)        $  (402,000)         $   144,000
                                                                   ===========          ===========
                                NET INCOME (LOSS) PER SHARE        $     (0.03)         $      0.01
                                                                   ===========          ===========

HOTEL INVESTORS CORPORATION
STATEMENTS OF OPERATIONS
(Unaudited)


                                              Nine Months Ended
                                                September 30,
                                          --------------------------
                                             1994            1993
                                          -----------    -----------
REVENUE
Hotel .................................   $63,858,000    $66,170,000
Gaming ................................    21,094,000     20,256,000
Interest from notes receivable ........        33,000        112,000
Management fees and other income ......       229,000        207,000
Gain on sales of hotel assets .........        28,000         17,000
                                          -----------    -----------
                                           85,242,000     86,762,000
                                          -----------    -----------
EXPENSES
Hotel operations ......................    46,095,000     51,083,000
Gaming operations......................    18,396,000     17,678,000
Rent - Trust ..........................    12,897,000     12,624,000
Interest - Trust ......................     1,280,000      1,134,000
Interest - other ......................     1,015,000        929,000
Depreciation and amortization..........     2,240,000      2,451,000
Administrative and operating...........     1,933,000      2,032,000
Shareholder litigation expense.........     1,324,000
                                          -----------    -----------
                                           85,180,000     87,931,000
                                          -----------    -----------
                      NET INCOME (LOSS)   $    62,000    $(1,169,000)
                                          ===========    ===========

            NET INCOME (LOSS) PER SHARE         $0.00         $(0.10)
                                          ===========    ===========

HOTEL INVESTORS CORPORATION
STATEMENTS OF CASH FLOWS
(Unaudited)


                                                                Nine Months Ended September 30,
                                                                -------------------------------
                                                                    1994                1993
                                                                -----------         -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss) . . . . . . . . . . . . . . . . . . . . .     $    62,000         $(1,169,000)
Adjustments to reconcile net income (loss) to net cash
  provided by (used in) operating activities:
  Depreciation and amortization . . . . . . . . . . . . . .       2,240,000           2,451,000
  Deferred interest . . . . . . . . . . . . . . . . . . . .                             811,000
  Deferred interest expense - Trust . . . . . . . . . . . .       1,280,000           1,118,000
  (Gain) loss on sales of hotel assets  . . . . . . . . . .         (28,000)            (17,000)
Changes in operating assets and liabilities:
  Accounts receivable inventories, prepaid expenses and
    other assets  . . . . . . . . . . . . . . . . . . . . .        (661,000)           (867,000)
  Accounts payable and other liabilities  . . . . . . . . .       1,689,000            (430,000)
                                                                -----------         -----------
      Net cash provided by (used in) operating activities .       4,582,000           1,897,000
                                                                -----------         -----------

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to hotel assets . . . . . . . . . . . . . . . . .        (675,000)         (3,465,000)
Net proceeds from sales of hotel assets . . . . . . . . . .         283,000             605,000
Principal received on notes receivable  . . . . . . . . . .          55,000              43,000
                                                                -----------         -----------
      Net cash used in investing activities . . . . . . . .        (337,000)         (2,817,000)
                                                                -----------         -----------

CASH FLOWS FROM FINANCING ACTIVITIES
Net change in notes payable - Trust . . . . . . . . . . . .      (2,248,000)         (1,955,000)
Principal payments on mortgage and other notes payable  . .        (426,000)            (53,000)
Borrowings under mortgage and other notes . . . . . . . . .                           1,213,000
Payments to minority shareholders . . . . . . . . . . . . .                              (3,000)
Principal received on share notes . . . . . . . . . . . . .                               5,000
                                                                -----------         -----------
      Net cash provided by financing activities . . . . . .      (2,674,000)           (793,000)
                                                                -----------         -----------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS  . . . . .       1,571,000          (1,713,000)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD  . . . . .       4,734,000           7,902,000
                                                                -----------         -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD  . . . . . . . .     $ 6,305,000         $ 6,189,000
                                                                ===========         ===========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The following Management's Discussion and Analysis should be read in conjunction with the Management's Discussion and Analysis included in the 1993 Form 10-K, as amended, (the "1993 Form 10-K MD&A") for the year ended December 31, 1993. The sections of the "Recent Developments" portion of Items 1 and 2 of Part I of the 1993 Form 10-K captioned "Debt Restructuring", "Acquisition of Assets of U.S. Equity", "Milwaukee Marriott Hotel", "Northview Corporation", "Certain Property Sales and Related Transactions", "Mortgage Notes Payable Maturing in 1994" and the discussions of seasonality, competition, and certain environmental matters included in those Items under the heading "Other Information," are specifically incorporated by reference herein.

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

         As required under the terms of the Credit Agreement, cumulative payments totaling $13,000,000, including a $3,000,000 optional payment made in order to retire a portion of the warrants issued to the senior lenders, had been made by August 31, 1994. If the Trust continues to comply with the terms of the Credit Agreement, minimum cumulative principal payments for principal owed as of September 30, 1994, inclusive of the $13,000,000 previously paid, will be as follows:

                                                                       Cumulative
                                Date                                Principal Payments
                                ----                                ------------------
                           August 31, 1995                               $ 19,000,000
                           August 31, 1996                               $ 27,000,000
                           August 31, 1997                               $ 52,000,000
                           April 30, 1998                                $115,005,000

         In order to comply with the principal payment requirements of the Credit Agreement, the Trust and the Corporation must sell properties. As of September 30, 1994 properties having net book values of $3,449,000 and $551,000 for the Trust and the Corporation, respectively, had been identified for sale. In determining which properties were identified for sale, the Companies considered for each property current and anticipated economic performance, local market trends, physical condition and capital requirements. In addition, properties with continuing negative or declining cash flows and having the least potential for improvement were identified for future sale. For information regarding the terms of the property sales for which offers had been accepted at December 31, 1993 see "Recent Developments - Certain Property Sales" included in Items 1 and 2 of the 1993 Joint Form 10-K. During August 1993, the Trust and the Corporation accepted offers for the sale of the Holiday Inn in Jacksonville, Florida and the Ramada Inn in Fayetteville, North Carolina. If the sale of the Jacksonville property is completed, Hotel Investors will receive a cash down payment of $900,000, which will be reduced by closing costs, and a mortgage note in the amount of $2,300,000 which will be secured by the hotel. If the sale of the Fayetteville property is completed, Hotel Investors will receive a cash down payment of $200,000, which will be reduced by closing costs and a mortgage note in the amount of $800,000 secured by the hotel. As of the date of this Joint Form 10-Q, the Trust and the Corporation have no other commitments to sell properties.

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

         The Credit Agreement requires the Trust and the Corporation to maintain on a combined basis, a specified minimum adjusted net worth and a specified minimum ratio of cash to cash interest plus capital expenditures, as defined. At September 30, 1994, the Companies were in compliance with these covenants. The Credit Agreement contains covenants that restrict, among other things, the Trust's ability to acquire or dispose of assets, to make investments and to incur additional indebtedness, and that prohibit the payment of distributions to shareholders. In addition to establishing certain operating restrictions and reporting requirements, the Credit Agreement establishes daily operating cash thresholds, as defined. If these thresholds are exceeded by the Trust and the Corporation, the excess amounts must be applied to reduce the borrowings then outstanding under the Revolving Line of Credit, but amounts so applied are available for future borrowings.

         Further, the Trust may be required to continue to restructure the indebtedness of the Corporation to the Trust on an annual or long-term basis to allow the continued survival of the Corporation.

         See Part I, Item 1 under the headings "Reorganization" and "Liquidity and Capital Resources" for information regarding the Reorganization of the Trust and the Corporation.

Results of Operations for the Nine and Three Months Ended September 30, 1994 and 1993

Trust:

         Rents from Corporation increased $273,000 and $165,000 for the nine and three months ended September 30, 1994, respectively, as compared to the corresponding periods of 1993. The increase in rental income during the nine months ended September 30, 1994 is due to increased hotel revenues for the hotels leased by the Corporation from the Trust (which resulted in higher percentage rents) offset by a decrease in rental income of $549,000 resulting from the sales of hotels in Tucker, Georgia (September 1993), St. Louis, Missouri (December 1993), Austin, Texas (May 1994), New Port Richey, Florida (August 1994) and Brunswick, Georgia (August 1994). The increase in rental income for the three months ended September 30, 1994 is due to increased hotel revenues for the hotels leased by the Corporation from the Trust (which resulted in higher percentage rents) offset by a decrease in such rents of $248,000 resulting from the sale of the hotels indicated above.

         Interest from Corporation increased by $146,000 for the nine months ended September 30, 1994 and $49,000 for the three months ended September 30, 1994, respectively, as compared to the corresponding periods of 1993. The increase in interest income is a result of the higher amounts outstanding under the Milwaukee notes, which increased from $13,667,000 at December 31, 1992 to $15,185,000 at December 31, 1993 as a result of additional loans for the making of certain capital improvements. (For information pertaining to such notes, see the 1993 Form 10-K under the caption "Milwaukee Marriott Hotel".)

         Interest from Notes Receivable increased by $295,000 for the nine months ended September 30, 1994 and $170,000 for the three months ended September 30, 1994, respectively, as a result of the higher balances outstanding from the additional notes received in connection with the sales of properties discussed above and the receipt of the final payment which was due from Northview (see Part I - Items 1 and 2 of the 1993 Form 10-K under the caption "Recent Developments - Northview Corporation"), the interest on such note having been previously deferred.

         When it is the opinion of management that the fair value of a hotel that has been identified for sale is less than the net book value of the hotel, a reserve for losses is established. Fair value is determined based upon the discounted cash flow of the properties at rates (11.0% to 14.5%) deemed reasonable for the type of property as well as prevailing market conditions, appraisals and, if appropriate, current estimated net proceeds of sales. In determining whether to accept an offer for the sale of a property, management considers the offer in comparison to the value of the property, the terms of the offer, including whether the offer is all cash or includes seller financing, and the anticipated availability of cash in order to meet the next principal payment required under the Credit Agreement. During the three months ended September 30, 1994 a provision for investment losses (a non-cash charge to operations) totaling $759,000 was recorded. The provision included $439,000 which was recorded as a result of the acceptance of offers to sell the Jacksonville and Fayetteville properties, which had previously been identified for sale at amounts lower than the then current net book values. The provision also included $320,000 which was established based upon an analysis of the net realizable value of the underlying property collateralizing the Trust's mortgage note receivable on the Ramada Inn in Merrimack, New Hampshire, which was sold in 1992. A foreclosure auction of the property is currently scheduled for December 16, 1994.

         Gain (loss) on sales of hotel assets for the nine and three months ended September 30, 1994, respectively, reflects a gain of $689,000 for the May 1994 all cash sale of the hotel property located in Austin, Texas offset by a discount of $55,000 resulting from the early payoff of the mortgage note receivable relating to the Spartanburg, South Carolina property which was sold in 1992 and a gain of $8,000 resulting from the sale of the Brunswick, Georgia and New Port Richey, Florida properties in August 1994. The Brunswick and New Port Richey properties were sold for $4,300,000, consisting of net cash proceeds of $1,067,000 and a $3,070,000 promissory note secured by the properties. Gain (loss) on sales of hotel assets for the nine and three months ended September 30, 1993 included a $41,000 loss (including $22,000 of additional sales costs which were paid in September 1993) on the January 1993 sale of the hotel property located in Smyrna, Georgia and a $160,000 gain on the September 1993 sale of the hotel property located in Tucker, Georgia.

         Interest expense increased by $1,582,000 for the nine months ended September 30, 1994 as compared to the corresponding period of 1993. Interest expense increased by $735,000 for the three months ended September 30, 1994 as compared to the corresponding period of 1993. The increases are due to an increase in the interest rate payable on borrowings outstanding under the Term Loan and the Line of Credit.

         Depreciation and amortization expense decreased by $446,000 and $157,000 during the nine and three months ended September 30, 1994, respectively, as compared to the corresponding period of 1993, principally due to the above mentioned property sales and to provisions for investment losses recorded in the third and fourth quarters of 1993, which reduced depreciable book values.

         Administrative and operating expenses decreased by $276,000 and $54,000 during the nine and three months ended September 30, 1994, respectively, as compared to the corresponding periods in 1993. The decreases are a result of lower professional fees and insurance expense.

See Part II, Item 1, Legal Proceedings, of this Form 10-Q for a description of an agreement between Leonard M. Ross and his affiliates ("Ross") and Starwood with respect to certain claims of Ross purchased by Starwood and an agreement by Starwood in the future to purchase the paired shares of the Trust and Corporation owned by Ross at a price of $5.625 per Paired Share. Starwood may also elect to purchase such Paired Shares at the same time and on the same terms. During the third quarter of 1994, the Trust and the Corporation recorded a charge to shareholder litigation expense of $1,324,000 and $1,324,000, respectively, the estimated fair market value of the agreement, as determined by an investment banker using an option pricing model.

Corporation:

         Hotel revenues decreased by $2,312,000 and $1,125,000 for the nine and three months ended September 30, 1994, respectively, as compared to the corresponding period of 1993. The hotel sales discussed above resulted in decreased revenue of $3,400,000 and $1,412,000 for the nine and three months ended September 30, 1994, respectively, as compared to the corresponding periods of 1993. In March 1994, the franchise agreement and management agreement with Marriott Corporation for the Dallas property were terminated. The property is now being managed for the Corporation by Sage Hospitality, and is being operated as the Dallas Park Central Hotel. Revenues at the Dallas property decreased by $2,105,000 and $967,000 for the nine and three months ended September 30, 1994. The decreases from property sales and the Dallas property were offset by increased revenues of $3,193,000 and $1,255,000 for the nine and three months ended September 30, 1994, respectively, at the properties which continue to be leased from the Trust by the Corporation including increases of $1,026,000 and $284,000 for the nine months and the three months ended September 30, 1994, respectively, at the Milwaukee Marriott, which was renovated during 1993. The following table summarizes average occupancy and average room rates for properties which continue to be operated by the Corporation under lease from the Trust as of September 30, 1994:

                                   Nine Months Ended      Three Months Ended
                                     September 30,          September 30,
                                   -----------------      ------------------
 Including Dallas Park Central:     1994       1993        1994        1993
 ------------------------------    ------     ------      ------      ------
 Occupancy Rate                     68.36%     65.77%      72.26%      71.10%
 Average Room Rate                 $58.19     $58.89      $59.04      $59.16

 Excluding Dallas Park Central:
 ------------------------------
 Occupancy Rate                     71.44%     66.10%      77.70%      72.31%
 Average Room Rate                 $58.07     $58.38      $59.11      $59.00

Management of the Corporation believes that the increases in the average occupancy rate resulted primarily from more favorable economic conditions which have created increased business and pleasure travel throughout the United States and improved operational systems.

         Gaming revenues for the first nine months of 1994 as compared to the corresponding period of 1993 increased by $838,000 to $21,094,000. Gaming revenues for the three months ended September 30, 1994 totaled $6,781,000 as compared to $6,773,000 in the corresponding period of 1993. Management believes that the higher revenues during the first nine months of 1994 as compared to the first nine months of 1993 at the two gaming facilities are a result of increased travel to the Las Vegas area, and in particular, increased customer traffic due to the proximity of the King 8 Hotel and Casino to several large hotel/casinos completed during 1993. Gaming revenues for the three months ended September 30, 1994 did not increase from the same period of 1993 as a result of lower win percentages than those experienced in the prior year.

         Hotel expenses for the first nine months of 1994 were $46,095,000, or 72.2% of hotel revenues as compared to $51,083,000, or 77.2% of hotel revenues for the first nine months of

1993. Hotel expenses were $14,971,000, or 68.2% of hotel revenues as compared to $17,264,000, or 74.8% of hotel revenues for the three months ended September 30, 1994 and 1993, respectively. The decreases in hotel expenses as a percentage of hotel revenue are primarily due to the lower cost of operating the Dallas property (see discussion of hotel revenues above) where operating expenses have historically been higher than at other hotel properties, the improved operating margin resulting from the renovation of the Milwaukee Marriott discussed above and the effect of the sale of the properties having higher operating costs as a percentage of revenues than properties that continue to be operated by the Corporation.

         Gaming expenses were $18,396,000, or 87.2% of gaming revenues as compared to $17,678,000, or 87.3% for the nine months ended September 30, 1994 and 1993, respectively. Gaming expenses were $6,237,000, or 92.0% of gaming revenues as compared to $6,070,000, or 89.6%, for the three months ended September 30, 1994 and 1993, respectively. Management believes that the increased amount of gaming expenses as a percentage of gaming revenues for the three months ended September 30, 1994 as compared to the corresponding period of 1993, are primarily a result of higher employee benefit costs.

         Depreciation expense decreased by $211,000 and $100,000 for the nine months and the three months ended September 30, 1994, respectively, as compared to the corresponding periods of 1993. The decreases are a result of the sale of hotels (see "Trust" immediately above) partially offset by an increase as a result of the $4,300,000 renovation of the Milwaukee Marriott Hotel completed in December 1993.

         Administrative and operating expenses decreased by $99,000 and increased by $29,000 for the nine and three months ended September 30, 1994, respectively, as compared to the corresponding periods of 1993. The decrease for the nine months ended September 30, 1994 is primarily a result of a reduction in the level of corporate staff.

         For information with respect to shareholder litigation expense see "Trust" above and Part II - Item 1 - Legal Proceedings of this Form 10-Q.

         For information with respect to rent and interest to the Trust during the nine and three months ended September 30, 1994 and 1993, see "Trust" immediately above.

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

                 The 1993 restructuring of the Intercompany Leases (see "The
Trust - Investments - Equity Investments" included in Items 1 and 2 of the 1993
Joint Form 10-K), the two-year interest moratorium on the Corporation's debt to the Trust and sales of the Trust's hotels which were managed by the
Corporation, are expected to lower the rents and interest received by the Trust from the Corporation in 1994.  The Trust's revenues were $20,342,000 in 1993 as compared to $26,784,000 in 1992, and if the Reorganization is not consummated are expected to be lower in the future due to anticipated property sales.  The
Trust will seek to generate from its operations sufficient cash flow to pay the interest due on the Secured Term Loan, Revolving Line of Credit and the Trust's
other mortgage debt, as well as to fund required capital improvements; however, debt principal payments are expected to be made primarily from the proceeds of hotel sales and (in the case of mortgage debt other than the Restructured Debt)
from debt refinancings.  (For information with respect to such mortgage debt, see Note 7 of Notes to Financial Statements included in Item 8 of the 1993
Joint Form 10-K.)  Aggregate principal payments due during the next twelve months on the Restructured Debt and outstanding mortgage notes payable of the
Trust amount to $12,530,000 as of September 30, 1994, including two mortgage notes which will mature.  Management of the Trust is currently negotiating the refinance or extension of the mortgage notes due in the next twelve months.
The Trust elected to exercise the put option for the $6,000,000 sale of the
Albany property to Starwood (see Part I, Item 1 under the heading
Reorganization).  Management believes that there will be sufficient cash available from operations and from the currently pending sale of properties to fund its operations and obligations during the next twelve months.  (See
"Recent Developments - Pending Sales" included in Items 1 and 2 of the 1993
Joint Form 10-K.)  There can be no assurance, however, that either the Trust's operations or the Trust's sale of hotels will produce sufficient cash to make the required payments of principal and interest or that the mortgage loans other than the Restructured Debt can be refinanced.  (See "Recent Developments
- - - - - - - - Debt Restructuring" included in Items 1 and 2 of the 1993 Joint Form 10-K.)

                 The Corporation - The primary source of liquidity for the Corporation is cash generated from operations - i.e., from sales of rooms, food and beverages at the hotels and hotel/casinos the Corporation leases from the Trust and gaming revenues at the two Nevada properties, net of management fees with respect to the nine hotels managed by independent management companies. The primary demands on the Corporation's capital resources are the payment of rents and interest due to the Trust and the Corporation's general and administrative expenses. The two-year interest moratorium on the Corporation's debt to the Trust and the reduction in rentals due to the Trust are expected to improve the Corporation's 1994 cash flows and income, although sales of the Trust's hotels managed by the Corporation are expected to reduce the Corporation's revenues. The Corporation may continue to incur cash flow deficiencies, and the Corporation expects to continue to request that the Trust loan the Corporation the funds required to meet those deficiencies. The debt of the Corporation due to the Trust is payable on demand. The Corporation currently has no other means of obtaining the funds to cover its cash flow deficiencies or to repay the principal amount of the Corporation's debt to the Trust.

                 As described in Items 1 and 2 of the 1993 Form 10-K under the caption "Recent Developments - Debt Restructuring", the Credit Agreement requires that the Trust and the Corporation apply on a daily basis any cash in excess of certain specified thresholds to borrowings outstanding under the Revolving Line of Credit. Amounts so paid are available for future borrowings to pay interest on the Restructured Debt, to make principal payments on the Term Loan and to pay other expenses incurred in connection with Hotel Investors' operations. As of September 30, 1994, $6,992,000 was available to the Trust under the Revolving Line of Credit. However, should the Trust or the Corporation fail to comply with its obligations under the Credit Agreement and related documents, the Trust's lenders will have the power to substantially restrict the Trust's and the Corporation's access to and ability to utilize its cash.

                 The Trust intends to make improvements to the Trust's properties during 1994 that are necessary to maintain the properties in good condition or that are required by franchisors or applicable health and safety and other laws. Management of the Trust believes that the necessary funds are available, and the cost of such improvements will be approximately $3,720,000 during 1994. As discussed in Items 1 and 2 of the 1993 Form 10-K, capital improvements are subject to the approval of the Trust's lenders.

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

         Under the Final Judgment, all claims that were or might have been made in the Shareholder Actions are deemed released as of the Effective Date (as defined in the Stipulation), and a $3,250,000 cash settlement fund is to be established which, after the deduction of fees and costs to plaintiffs' counsel, will be distributed to qualified members of the certified plaintiff classes according to an allocation formula that includes a calculation based on certain shares that have opted out of the settlement. Of the settlement fund, $2,500,000 will be paid by the insurance company, $400,000 will be paid by Hotel Investors, and $350,000 will be paid by Messrs. John Rothman and Ronald Young. Upon completion of the claims administration process, any funds remaining, up to a limit of $325,000, shall be returned to the parties who contributed to the settlement fund on a pro rata basis. The parties contributing to the settlement fund have previously established a separate $45,000 fund to be used for purposes of notifying the classes and otherwise administering the settlement. Legal fees and other costs incurred by the defendants in the Shareholder Actions prior to October 12, 1993, will be paid by Hotel Investors; subsequent defense costs will be paid by the insurance company. An aggregate of approximately 1,199,000 shares opted out of the settlement.

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

         In connection with the settlement of the Shareholder Actions, Messrs. Young and Rothman and certain of their affiliated partnerships have terminated the management agreements that existed between those partnerships and the Corporation's subsidiary, Western Host, Inc. (the "Management Contracts"), and Western Host has agreed to forbear from disputing such action and has withdrawn as a general partner of two additional affiliated partnerships. In satisfaction of any damages that Hotel Investors may incur as a result of the termination of the Management Contracts, Messrs. Rothman and Young have provided to Hotel Investors an irrevocable letter of credit having a one-year term in the amount of $800,000 and have a one-year term.

         Upon final Court approval of the settlement of the Shareholder Actions, the proceeds from the letter of credit would be paid to Hotel Investors, and the parties to the Management Contracts, Messrs. Rothman and Young and Hotel Investors, will release all of their respective claims related to the termination of the Management Contracts.

         Mr. Leonard Ross and his affiliates (collectively "Ross"), who hold approximately 9.8% of the outstanding paired shares of the Trust and Corporation, opted out of the above settlement of the Shareholder Actions.
Ross threatened to bring a separate action against the Trust and the Corporation which would include the same alleged causes of action as in the Shareholder Actions as well as other alleged causes of action. Ross has assigned to Starwood all of his claims against the Trust and Corporation. Starwood has agreed to purchase all of Ross's paired shares at Ross's election during a 60-day period beginning in December 1995, at a price of $5.625 per paired share. Starwood may also elect to purchase Ross's paired shares at the same time and on the same terms. Starwood, as the assignee of Ross's claims against the Trust and the Corporation, has agreed that the maximum amount Starwood may recover under such claims will not exceed $1.8 million; and the Trust and the Corporation have agreed to toll the statute of limitations respecting such claims until January 31, 1996. The Trust and Corporation have also agreed that under certain circumstances they may be obligated severally to indemnify Starwood with respect to Starwood's obligations to Ross, up to a maximum of $1.8 million, upon receipt of a full release from Starwood of all of the claims assigned by Ross.

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



HOTEL INVESTORS TRUST                  HOTEL INVESTORS CORPORATION
Registrant                             Registrant





/s/ MICHAEL W. MOONEY                  /s/ KEVIN E. MALLORY
- - - - - - - ------------------------------         ------------------------------------
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


Date: November 14, 1994