Form 10-Q
period 1995-03-31
STARWOOD LODGING TRUST; STARWOOD LODGING CORP
filed 1995-05-05
CIK 48595, 316206

==============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-Q

   [x] Quarterly report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934

            For the quarterly period ended March  31, 1995

                                       OR

   [  ]     Transition report pursuant to Section 13 or 15(d) of the
            Securities and Exchange Act of  1934

            For the transition period from _________ to _________


          Commission File Number: 1-6828                                   Commission File Number: 1-7959

                  STARWOOD LODGING                                               STARWOOD LODGING
                       TRUST                                                        CORPORATION
 (Exact name of registrant as specified in its charter)          (Exact name of registrant as specified in its charter)

                     Maryland                                                        Maryland
          (State or other jurisdiction                                       (State or other juridsiction
           of incorporation or organization)                               of incorporation or organization)

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

     12,132,948 Shares of Beneficial Interest, $0.01 par value, of Starwood Lodging Trust paired with 12,132,948 Shares of Common Stock, par value $0.01 per share, of Starwood Lodging Corporation outstanding as of May 5, 1995.

===============================================================================

HOTEL INVESTORS TRUST AND HOTEL INVESTORS CORPORATION

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

         The following financial statements of Starwood Lodging Trust (the "Trust") and Starwood Lodging Corporation (the "Corporation") are provided pursuant to the requirements of this item. The financial statements of SLT Realty Limited Partnership (the "Realty Partnership") and SLC Operating Partnership (the "Operating Partnership") are also provided.

                         INDEX TO FINANCIAL STATEMENTS

Starwood Lodging Trust and Starwood Lodging Corporation:

  Combined Balance Sheets - As of March 31, 1995 and
    December 31, 1994
  Combined Statements of Operations - For the three months ended March 31, 1995 and 1994
  Combined Statements of Cash Flows - For the three months ended March 31, 1995 and 1994

Starwood Lodging Trust:

  Balance Sheets - As of March 31, 1995 and December 31, 1994
  Statements of Operations - For the three months
    ended March 31, 1995 and 1994
  Statements of Cash Flows - For the three months ended March 31, 1995 and 1994

Starwood Lodging Corporation:

  Balance Sheets - As of March 31, 1995 and December 31, 1994
  Statements of Operations - For the three months
    ended March 31, 1995 and 1994
  Statements of Cash Flows - For the three months ended March 31, 1995 and 1994

SLT Realty Limited Partnership and SLC Operating Limited Partnership:

  Combined Balance Sheet - As of March 31, 1995
  Combined Statement of Operations - For the three months
    ended March 31, 1995
  Combined Statement of Cash Flows - For the three months ended March 31, 1995

SLT Realty Limited Partnership:

  Balance Sheet - As of March 31, 1995
  Statement of Operations - For the three months
    ended March 31, 1995
  Statement of Cash Flows - For the three months ended March 31, 1995

SLC Operating Limited Partnership:

  Balance Sheet - As of March 31, 1995
  Statement of Operations - For the three months
    ended March 31, 1995
  Statement of Cash Flows - For the three months ended March 31, 1995

STARWOOD LODGING TRUST AND STARWOOD LODGING CORPORATION
COMBINED BALANCE SHEETS
(Unaudited)

                                                               March 31,        December 31,
                                                                 1995               1994
                                                             -------------     -------------
ASSETS

Investment in Partnerships ..............................    $   6,761,000      $
Gaming assets, net ......................................          995,000
Hotel assets held for sale, net .........................                          8,585,000
Hotel assets, net .......................................                        142,600,000
                                                             -------------     -------------
                                                                 7,756,000       151,185,000
Mortgage notes receivable, net ..........................                         14,049,000
Investment in joint venture hotel properties ............                            262,000
                                                             -------------     -------------
      Total real estate investments .....................        7,756,000       165,496,000
Cash and cash equivalents ...............................                          5,065,000
Accounts receivable .....................................                          4,040,000
Notes receivable, net ...................................                          1,627,000
Inventories, prepaid expenses and other assets ..........                          7,727,000
Due from Partnerships ...................................        1,718,000
                                                             -------------     -------------
                                                             $   9,474,000     $ 183,955,000
                                                             =============     =============
LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
Secured notes payable and revolving line of credit ......    $                 $ 113,896,000
Mortgage and other notes payable ........................                         46,586,000
Accounts payable and other liabilities ..................        1,718,000        14,765,000
                                                             -------------     -------------
                                                                 1,718,000       175,247,000
                                                             -------------     -------------
Commitments and contingencies

SHAREHOLDERS' EQUITY
Trust shares of beneficial interest,
 $0.01 par value; authorized
 100,000,000 shares; outstanding
 12,132,948 shares ......................................          121,000        12,133,000
Corporation common stock,
 $0.01 par value; authorized 100,000,000 shares;
 outstanding 12,132,948 shares ..........................          121,000         1,213,000
Additional paid-in capital ..............................      222,055,000       210,251,000
Accumulated deficit .....................................     (214,541,000)     (214,889,000)
                                                             -------------     -------------
                                                                 7,756,000         8,708,000
                                                             -------------     -------------
                                                             $   9,474,000     $ 183,955,000
                                                             =============     =============


See accompanying notes to financial statements.

STARWOOD LODGING TRUST AND STARWOOD LODGING CORPORATION
COMBINED STATEMENTS OF OPERATIONS
(Unaudited)

                                                                       Three Months Ended March 31,
                                                                    ---------------------------------
                                                                       1995                  1994
                                                                    ----------            -----------
REVENUE
Equity in income of Partnerships before
  extraordinary items........................................       $   37,000            $
Hotel .......................................................                              20,586,000
Gaming ......................................................        6,669,000              7,188,000
Interest from mortgage and other notes ......................                                 355,000
Rents from leased hotel properties
  and income from joint ventures ............................                                 150,000
Management fees and other ...................................                                  59,000
                                                                    ----------            -----------
                                                                     6,706,000             28,338,000
                                                                    ----------            -----------
EXPENSES
Hotel operations ............................................                              15,568,000
Gaming operations ...........................................        6,021,000              5,993,000
Rent - SLT Realty L.P. ......................................          600,000
Interest - other ............................................                               4,125,000
Interest - SLT Realty L.P. ..................................           37,000
Depreciation and amortization ...............................           63,000              2,066,000
Administrative and operating ................................                                 921,000
                                                                    ----------            -----------
                                                                     6,721,000             28,673,000
                                                                    ----------            -----------
Income (loss) before extraordinary items ....................          (15,000)              (335,000)
Equity in extraordinary items of Partnerships ...............          363,000
                                                                    ----------            -----------
        NET INCOME (LOSS) ...................................       $  348,000            $  (335,000)
                                                                    ==========            ===========
EARNINGS PER PAIRED SHARE
Income (loss) before extraordinary items ....................       $     0.00           $     (0.03)
Extraordinary items .........................................             0.03
                                                                    ----------            -----------
        NET INCOME (LOSS) PER PAIRED SHARE ..................       $     0.03            $     (0.03)
                                                                    ==========            ===========

             Weighted average number of paired shares........       12,132,948             12,132,948
                                                                    ==========            ===========

See accompanying notes to financial statements.

STARWOOD LODGING TRUST AND STARWOOD LODGING CORPORATION
COMBINED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                                      Three Months Ended March 31,
                                                                   ----------------------------------
                                                                       1995                   1994
                                                                   -----------             ----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss) ...........................................      $   348,000             $ (335,000)
Adjustments to reconcile net income (loss) to net cash
  provided by (used in) operating activities:
  Equity in income (loss) of Partnerships ...................         (400,000)
  Depreciation and amortization .............................           63,000              2,066,000
  Deferred interest .........................................                                 478,000
Changes in assets and liabilities:
  Accounts receivable, inventories,
    prepaid expenses and other assets .......................                                (120,000)
  Accounts payable and other liabilities ....................                                (459,000)
                                                                   -----------             ----------
      Net cash provided by (used in) operating activities ...           11,000              1,630,000
                                                                   -----------             ----------
CASH FLOWS FROM INVESTING ACTIVITIES
Cash contributed to Partnerships ............................       (3,189,000)
Additions to hotel assets ...................................                                (598,000)
Net change in gaming assets .................................       (1,887,000)
Principal received on notes receivable ......................                                  67,000
                                                                   -----------             ----------
      Net cash used in investing activities .................       (5,076,000)              (531,000)
                                                                   -----------             ----------

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on mortgage and other notes payable ......                                (237,000)
Increase in secured notes payable and
  revolving line of credit ..................................                                 276,000
Principal received on share purchase notes ..................                                  11,000
                                                                   -----------             ----------
      Net cash provided by (used in) financing activities ...                                  50,000
                                                                   -----------             ----------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ............       (5,065,000)             1,149,000
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD ............        5,065,000              5,652,000
                                                                   -----------             ----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD ..................      $    ---                $6,801,000
                                                                   ===========             ==========



See accompanying notes to financial statements.

STARWOOD LODGING TRUST
BALANCE SHEETS
(Unaudited)

                                                                   March 31,            December 31,
                                                                     1995                  1994
                                                                 -------------          -------------
ASSETS

Investment in Partnership ...................................    $   9,867,000          $
Hotel assets held for sale, net .............................                               8,281,000
Hotel assets, net ...........................................                             108,428,000
                                                                 -------------          -------------
                                                                     9,867,000            116,709,000
Mortgage notes receivable, net ..............................                              14,049,000
Investment in joint venture hotel properties ................                                 240,000
                                                                 -------------          -------------
      Total real estate investments .........................        9,867,000            130,998,000
Cash and cash equivalents ...................................                                 255,000
Accounts receivable .........................................                                 698,000
Notes receivable - Corporation ..............................                              26,916,000
Notes receivable, net .......................................                               1,004,000
Inventories, prepaid expenses and other assets ..............                               2,374,000
Due from Partnership ........................................          859,000
                                                                 -------------          -------------
                                                                 $  10,726,000          $ 162,245,000
                                                                 =============          =============

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
Secured notes payable and revolving line of credit ..........    $                      $ 113,896,000
Mortgage and other notes payable ............................                              32,838,000
Accounts payable and other liabilities ......................          859,000              5,061,000
                                                                 -------------          -------------
                                                                       859,000            151,795,000
                                                                 -------------          -------------

Commitments and contingencies

SHAREHOLDERS' EQUITY
Trust shares of beneficial interest,
   $0.01 par value; authorized
   100,000,000 shares; outstanding
   12,132,948 shares ........................................          121,000             12,133,000
Additional paid-in capital ..................................      156,836,000            146,059,000
Accumulated deficit .........................................     (147,090,000)          (147,742,000)
                                                                 -------------          -------------
                                                                     9,867,000             10,450,000
                                                                 -------------          -------------
                                                                 $  10,726,000          $ 162,245,000
                                                                 =============          =============


See accompanying notes to financial statements.

STARWOOD LODGING TRUST
STATEMENTS OF OPERATIONS
(Unaudited)

                                                                        Three Months Ended March 31,
                                                                   ----------------------------------
                                                                      1995                   1994
                                                                   -----------           ------------
REVENUE
Equity in income of Partnership before extraordinary items...      $   289,000           $
Rents from Corporation ......................................                               4,313,000
Interest from Corporation ...................................                                 415,000
Interest from mortgage and other notes ......................                                 339,000
Rents from leased hotel properties
  and income from joint ventures ............................                                 150,000
Management fees and other ...................................                                  26,000
                                                                   -----------           ------------
                                                                       289,000              5,243,000
                                                                   -----------           ------------

EXPENSES
Interest ....................................................                               3,779,000
Depreciation and amortization ...............................                               1,252,000
Administrative and operating ................................                                 366,000
                                                                   -----------           ------------
                                                                                            5,397,000
                                                                   -----------           ------------
Income (loss) before extraordinary items ....................          289,000               (154,000)
Equity in extraordinary items of Partnership ................          363,000
                                                                   -----------           ------------
        NET INCOME (LOSS)....................................      $   652,000           $   (154,000)
                                                                   ===========           ============
EARNINGS PER SHARE
Income (loss) before extraordinary items ....................      $      0.02           $      (0.01)
Extraordinary items .........................................             0.03
                                                                   -----------           ------------
        NET INCOME (LOSS) PER SHARE..........................      $      0.05           $      (0.01)
                                                                   ===========           ============

                             Weighted average number of shares      12,132,948             12,132,948
                                                                   ===========           ============

See accompanying notes to financial statements.

STARWOOD LODGING TRUST
STATEMENTS OF CASH FLOWS
(Unaudited)

                                                                   Three Months Ended March 31,
                                                                   ----------------------------
                                                                       1995             1994
                                                                   ----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss) ...........................................      $  652,000       $  (154,000)
Adjustments to reconcile net income (loss) to net cash
  provided by (used in) operating activities:
  Equity in income of Partnership............................        (652,000)
  Depreciation and amortization .............................                         1,252,000
  Deferred interest .........................................                           478,000
Changes in assets and liabilities:
  Accounts receivable, inventories,
    prepaid expenses and other assets .......................                           550,000
  Accounts payable and other liabilities ....................                        (1,079,000)
                                                                   ----------       -----------
      Net cash provided by (used in) operating activities ...                         1,047,000
                                                                   ----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES
Cash contributed to Partnership .............................        (255,000)
Additions to hotel assets ...................................                          (258,000)
Principal received on mortgage and other notes receivable ...                            54,000
Net changes in notes receivable - Corporation ...............                        (1,344,000)
                                                                   ----------       -----------
      Net cash used in investing activities .................        (255,000)       (1,548,000)
                                                                   ----------       -----------
CASH FLOWS FROM FINANCING ACTIVITIES

Principal payments on mortgage and other notes payable ......                          (188,000)
Increase in secured notes payable and
  revolving line of credit ..................................                           276,000
Principal received on share purchase notes ..................                            11,000
                                                                   ----------       -----------
      Net cash provided by (used in) financing activities ...                            99,000
                                                                   ----------       -----------

DECREASE IN CASH AND CASH EQUIVALENTS .......................        (255,000)         (402,000)
CASH AND CASH EQUIVALENTS
  AT BEGINNING OF PERIOD ....................................         255,000           918,000
                                                                   ----------       -----------
CASH AND CASH EQUIVALENTS
  AT END OF PERIOD ..........................................      $    ---         $   516,000
                                                                   ==========       ===========

See accompanying notes to financial statements.

STARWOOD LODGING CORPORATION
BALANCE SHEETS
(Unaudited)

                                                                    March 31,            December 31,
                                                                      1995                   1994
                                                                   -----------           ------------
ASSETS

Investment in Partnership ...................................      $(3,106,000)          $
Gaming assets, net ..........................................          995,000
Hotel assets held for sale, net .............................                                 304,000
Hotel assets, net ...........................................                              34,172,000
                                                                   -----------           ------------
                                                                    (2,111,000)            34,476,000
Investment in joint venture hotel properties ................                                  22,000
                                                                   -----------           ------------
      Total real estate investments .........................       (2,111,000)            34,498,000
Cash and cash equivalents ...................................                               4,810,000
Accounts receivable .........................................                               3,342,000
Notes receivable, net .......................................                                 623,000
Inventories, prepaid expenses and other assets ..............                               5,353,000
Due from Partnership ........................................          859,000
                                                                   -----------           ------------
                                                                   $(1,252,000)          $ 48,626,000
                                                                   ===========           ============
LIABILITIES AND SHAREHOLDERS' DEFICIT

LIABILITIES
Mortgage and other notes payable ............................      $                     $ 13,748,000
Notes payable - Trust .......................................                              26,916,000
Accounts payable and other liabilities ......................          859,000              9,704,000
                                                                   -----------           ------------
                                                                       859,000             50,368,000
                                                                   -----------           ------------
Commitments and contingencies

SHAREHOLDERS' DEFICIT
Corporation common stock,
   $0.01 par value; authorized 100,000,000 shares;
   outstanding 12,132,948 shares ............................          121,000              1,213,000
Additional paid-in capital ..................................       65,219,000             64,192,000
Accumulated deficit .........................................      (67,451,000)           (67,147,000)
                                                                   -----------           ------------
                                                                    (2,111,000)            (1,742,000)
                                                                   -----------           ------------
                                                                   $(1,252,000)          $ 48,626,000
                                                                   ===========           ============

See accompanying notes to financial statements.

STARWOOD LODGING CORPORATION
STATEMENTS OF OPERATIONS
(Unaudited)

                                                                        Three Months Ended March 31,
                                                                    ----------------------------------
                                                                       1995                   1994
                                                                    -----------            -----------
REVENUE
Equity in loss of Partnership................................       $  (252,000)           $
Hotel .......................................................                               20,586,000
Gaming ......................................................         6,669,000              7,188,000
Interest from mortgage and other notes ......................                                   16,000
Management fees and other ...................................                                   33,000
                                                                    -----------            -----------
                                                                      6,417,000             27,823,000
                                                                    -----------            -----------
EXPENSES
Hotel operations ............................................                               15,568,000
Gaming operations ...........................................         6,021,000              5,993,000
Rent - Trust/Realty Partnership .............................           600,000              4,313,000
Interest - Trust/Realty Partnership..........................            37,000                415,000
Interest - other ............................................                                  346,000
Depreciation and amortization ...............................            63,000                814,000
Administrative and operating ................................                                  555,000
                                                                    -----------            -----------
                                                                      6,721,000             28,004,000
                                                                    -----------            -----------
                                             NET INCOME (LOSS)      $  (304,000)           $  (181,000)
                                                                    ===========            ===========
                                   NET INCOME (LOSS) PER SHARE      $     (0.03)           $     (0.01)
                                                                    ===========            ===========
                             Weighted average number of shares       12,132,948             12,132,948
                                                                    ===========            ===========


See accompanying notes to financial statements.

STARWOOD LODGING CORPORATION
STATEMENTS OF CASH FLOWS
(Unaudited)

                                                                        Three Months Ended March 31,
                                                                     ----------------------------------
                                                                        1995                    1994
                                                                     -----------             ----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss ....................................................        $  (304,000)            $ (181,000)
Adjustments to reconcile net loss to net cash
  provided by operating activities:
  Equity in loss of Partnership .............................            252,000
  Depreciation and amortization .............................             63,000                814,000
Changes in assets and liabilities:
  Accounts receivable, inventories,
    prepaid expenses and other assets .......................                                  (670,000)
  Accounts payable and other liabilities ....................                                   620,000
                                                                     -----------             ----------
      Net cash provided by (used in) operating activities ...             11,000                583,000
                                                                     -----------             ----------
CASH FLOWS FROM INVESTING ACTIVITIES
Cash contributed to Partnership .............................         (2,934,000)
Net change in gaming assets .................................         (1,887,000)
Additions to hotel assets ...................................                                  (339,000)
Principal received on notes receivable ......................                                    13,000
                                                                     -----------             ----------
      Net cash used in investing activities .................         (4,821,000)              (326,000)
                                                                     -----------             ----------
CASH FLOWS FROM FINANCING ACTIVITIES
Net change in notes payable - Trust .........................                                 1,344,000
Principal payments on mortgage and other notes payable ......                                   (49,000)
                                                                     -----------             ----------
      Net cash provided by (used in) financing activities ...                                 1,295,000
                                                                     -----------             ----------
INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS ...............................................         (4,810,000)             1,552,000
CASH AND CASH EQUIVALENTS
  AT BEGINNING OF PERIOD ....................................          4,810,000              4,734,000
                                                                     -----------             ----------
CASH AND CASH EQUIVALENTS
  AT END OF PERIOD ..........................................        $    ---                $6,286,000
                                                                     ===========             ==========


See accompanying notes to financial statements.

SLT REALTY LIMITED PARTNERSHIP AND SLC OPERATING LIMITED PARTNERSHIP COMBINED BALANCE SHEET
(Unaudited)

                                                           March 31,
                                                             1995
                                                         ------------
ASSETS

Hotel assets held for sale .......................       $  8,215,000
Hotel assets - net ...............................        174,660,000
                                                         ------------
                                                          182,875,000

Mortgage notes receivable, net ...................         62,479,000
Investment in joint venture hotel properties .....            271,000
                                                         ------------
      Total real estate investments ..............        245,625,000
Cash and cash equivalents ........................          9,581,000
Accounts receivable ..............................          6,406,000
Notes receivable - Corporation ...................          1,446,000
Notes receivable, net ............................          1,607,000
Inventories, prepaid expenses and other assets ...         12,268,000
                                                         ------------
                                                         $276,933,000
                                                         ============
LIABILITIES AND PARTNERS' EQUITY

LIABILITIES
Secured notes payable ............................       $130,360,000
Mortgage and other notes payable .................         68,155,000
Accounts payable and other liabilities ...........         12,770,000
                                                         ------------
                                                          211,285,000
                                                         ------------
PARTNERS' EQUITY                                           65,648,000
                                                         ------------
                                                         $276,933,000
                                                         ============

See accompanying notes to financial statements.

SLT REALTY LIMITED PARTNERSHIP AND SLC OPERATING LIMITED PARTNERSHIP COMBINED STATEMENT OF OPERATIONS
(Unaudited)

                                                        Three
                                                        Months
                                                        Ended
                                                       March 31,
                                                         1995
                                                      -----------
REVENUE
Hotel ............................................    $22,781,000
Interest from mortgage and other notes ...........      2,581,000
Rent - Corporation ...............................        600,000
Interest from Corporation ........................         37,000
Management fees and other ........................         61,000
Rents from leased hotel properties ...............        159,000
Gain (loss) on sale ..............................       (113,000)
                                                      -----------
                                                       26,106,000
                                                      -----------
EXPENSES
Hotel operations .................................     16,280,000
Interest .........................................      5,827,000
Depreciation and amortization ....................      2,800,000
Administrative and operating .....................      1,068,000
                                                      -----------
                                                       25,975,000
                                                      -----------
Income before extraordinary items ................        131,000


Extraordinary items ..............................      1,284,000
                                                      -----------
                                        NET INCOME    $ 1,415,000
                                                      ===========

See accompanying notes to financial statements.

SLT REALTY LIMITED PARTNERSHIP AND SLC OPERATING LIMITED PARTNERSHIP COMBINED STATEMENT OF CASH FLOWS
(Unaudited)

                                                                    Three Months
                                                                       Ended
                                                                   March 31, 1995
                                                                   --------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income ..................................................      $  1,415,000
Extraordinary items .........................................        (1,284,000)
Adjustments to reconcile net income to net cash
  used in operating activities:
  Depreciation and amortization .............................         2,800,000
  Accretion of discount on mortgage notes receivable ........          (753,000)
  Deferred interest .........................................           649,000
  Loss on sales .............................................           113,000
Changes in operating assets and liabilities:
  Accounts receivable, inventories,
    prepaid expenses and other assets .......................        (5,901,000)
  Accounts payable and other liabilities ....................         1,726,000
                                                                   ------------
      Net cash used in operating activities .................        (1,235,000)
                                                                   ------------
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to hotel assets ...................................          (453,000)
Decrease in mortgage notes receivable .......................         1,460,000
Principal received on notes receivable ......................            20,000
Increase in notes receivable - Corporation ..................          (221,000)
Reorganization costs ........................................        (2,786,000)
                                                                   ------------
      Net cash used in
        investing activities ................................        (1,980,000)
                                                                   ------------
CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on mortgage and
  other notes payable .......................................       (32,413,000)
Borrowings under secured notes payable ......................        27,461,000
Capital contributions .......................................        18,012,000
Borrowings under mortgage and other notes payable............           250,000
Purchase of warrants ........................................          (514,000)
                                                                   ------------
      Net cash provided by
        financing activities ................................        12,796,000
                                                                   ------------
INCREASE IN CASH AND CASH EQUIVALENTS .......................         9,581,000
CASH AND CASH EQUIVALENTS
  AT BEGINNING OF PERIOD ....................................            --
                                                                   ------------
CASH AND CASH EQUIVALENTS
  AT END OF PERIOD ..........................................      $  9,581,000
                                                                   ============



See accompanying notes to financial statements.

SLT REALTY LIMITED PARTNERSHIP
BALANCE SHEET
(Unaudited)

                                                                      March 31,
                                                                        1995
                                                                    ------------
ASSETS

Hotel assets held for sale ..................................       $  8,215,000
Hotel assets, net ...........................................        137,583,000
                                                                    ------------
                                                                     145,798,000
Mortgage notes receivable, net ..............................         62,479,000
Investment in joint venture hotel properties ................            254,000
                                                                    ------------
      Total real estate investments .........................        208,531,000
Cash and cash equivalents ...................................          3,939,000
Accounts receivable .........................................          1,825,000
Notes receivable - SLC Operating L.P. .......................         27,495,000
Notes receivable - Corporation ..............................          1,446,000
Notes receivable, net .......................................            998,000
Prepaid expenses and other assets ...........................          6,311,000
                                                                    ------------
                                                                    $250,545,000
                                                                    ============
LIABILITIES AND PARTNERS' EQUITY

LIABILITIES
Secured notes payable .......................................       $130,360,000
Mortgage and other notes payable ............................         54,549,000
Accounts payable and other liabilities ......................          3,271,000
                                                                    ------------
                                                                     188,180,000
                                                                    ------------
PARTNERS' EQUITY                                                      62,365,000
                                                                    ------------
                                                                    $250,545,000
                                                                    ============


See accompanying notes to financial statements.

SLT REALTY LIMITED PARTNERSHIP
STATEMENT OF OPERATIONS
(Unaudited)

                                                                       Three
                                                                       Months
                                                                       Ended
                                                                      March 31,
                                                                        1995
                                                                     ----------
REVENUE
Rents from Corporation ......................................        $  600,000
Rents from SLC Operating L.P. ...............................         4,563,000
Interest from SLC Operating L.P. ............................           730,000
Interest from Corporation ...................................            37,000
Interest from mortgage and other notes ......................         2,566,000
Rents from other leased hotel properties ....................           159,000
Other .......................................................            34,000
Gain (loss) on sale .........................................          (113,000)
                                                                     ----------
                                                                      8,576,000
                                                                     ----------
EXPENSES
Interest ....................................................         5,509,000
Depreciation and amortization ...............................         1,691,000
Administrative and operating ................................           355,000
                                                                     ----------
                                                                      7,555,000
                                                                     ----------
Income before extraordinary items ...........................         1,021,000
Extraordinary items .........................................         1,284,000
                                                                     ----------
                                                   NET INCOME        $2,305,000
                                                                     ==========

See accompanying notes to financial statements.

SLT REALTY LIMITED PARTNERSHIP
STATEMENT OF CASH FLOWS
(Unaudited)

                                                                   Three Months
                                                                      Ended
                                                                    March 31,
                                                                      1995
                                                                   ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income ..................................................      $  2,305,000
Extraordinary items .......................................          (1,284,000)
Adjustments to reconcile net income to net cash
  used in operating activities:
  Depreciation and amortization .............................         1,691,000
  Accretion of discount on mortgage notes receivable ........          (753,000)
  Deferred interest .........................................           649,000
  Loss on sale ..............................................           113,000
  Deferred interest - Corporation ...........................          (463,000)
Changes in operating assets and liabilities:
  Accounts receivable, prepaid expenses
    and other assets ........................................        (3,656,000)
  Accounts payable and other liabilities ....................           272,000
                                                                   ------------
      Net cash used in operating activities .................        (1,126,000)
                                                                   ------------
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to hotel assets ...................................          (453,000)
Decrease in mortgage notes receivable .......................         1,460,000
Principal received on mortgage
  and other notes receivable ................................             6,000
Net change in notes receivable - SLC Operating L.P. .........        (1,341,000)
Net change in notes receivable - Corporation ................          (221,000)
Reorganization costs ........................................        (1,393,000)
                                                                   ------------
      Net cash used in
        investing activities ................................        (1,942,000)
                                                                   ------------
CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on mortgage and
  other notes payable .......................................       (32,413,000)
Borrowings under secured notes payable ......................        27,461,000
Capital contributions .......................................        12,223,000
Borrowings under mortgage and other notes ...................           250,000
Purchase of warrants ........................................          (514,000)
                                                                   ------------
      Net cash provided by financing activities .............         7,007,000
                                                                   ------------
INCREASE IN CASH
  AND CASH EQUIVALENTS ......................................         3,939,000
CASH AND CASH EQUIVALENTS
  AT BEGINNING OF PERIOD ....................................               ---
CASH AND CASH EQUIVALENTS                                          ------------
  AT END OF PERIOD ..........................................      $  3,939,000
                                                                   ============

See accompanying notes to financial statements.

SLC OPERATING LIMITED PARTNERSHIP
BALANCE SHEET
(Unaudited)

                                                                      March 31,
                                                                        1995
                                                                     -----------
ASSETS

Hotel assets, net ...........................................        $37,077,000
Investment in joint venture hotel properties ................             17,000
                                                                     -----------
   Total real estate investments ............................         37,094,000
Cash and cash equivalents ...................................          5,642,000
Accounts receivable .........................................          4,581,000
Notes receivable ............................................            609,000
Inventories, prepaid expenses and other assets ..............          5,957,000
                                                                     -----------
                                                                     $53,883,000
                                                                     ===========
LIABILITIES AND PARTNERS' EQUITY

LIABILITIES
Mortgage and other notes payable ............................        $13,606,000
Notes payable - SLT Realty L.P. .............................         27,495,000
Accounts payable and other liabilities ......................          9,499,000
                                                                     -----------
                                                                      50,600,000
PARTNERS' EQUITY                                                       3,283,000
                                                                     -----------
                                                                     $53,883,000
                                                                     ===========

See accompanying notes to financial statements.

SLC OPERATING LIMITED PARTNERSHIP
STATEMENT OF OPERATIONS
(Unaudited)

                                                                     Three Months
                                                                        Ended
                                                                       March 31,
                                                                         1995
                                                                     ------------
REVENUE
Hotel .......................................................        $22,781,000
Interest from notes receivable ..............................             15,000
Management fees and other income ............................             27,000
                                                                     -----------
                                                                      22,823,000
                                                                     -----------
EXPENSES
Hotel operations ............................................         16,280,000
Rent - SLT Realty L.P. ......................................          4,563,000
Interest - SLT Realty L.P. ..................................            730,000
Interest - other ............................................            318,000
Depreciation and amortization ...............................          1,109,000
Administrative and operating ................................            713,000
                                                                     -----------
                                                                      23,713,000
                                                                     -----------
                                                      NET LOSS       $  (890,000)
                                                                     ===========

See accompanying notes to financial statements.

SLC OPERATING LIMITED PARTNERSHIP
STATEMENT OF CASH FLOWS
(Unaudited)

                                                              Three
                                                              Months
                                                              Ended
                                                             March 31,
                                                               1995
                                                            -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss ..............................................     $  (890,000)
Adjustments to reconcile net loss to net cash
  used in operating activities:
  Depreciation and amortization .......................       1,109,000
  Deferred interest - SLT Realty L.P. .................         463,000
Changes in operating assets and liabilities:
  Accounts receivable, inventories,
    prepaid expenses and other assets .................      (2,245,000)
  Accounts payable and other liabilities ..............       1,454,000
                                                            -----------
      Net cash used in operating activities ...........        (109,000)
                                                            -----------
CASH FLOWS FROM INVESTING ACTIVITIES
Principal received on notes receivable ................          14,000
Reorganization costs ..................................      (1,393,000)
                                                            -----------
      Net cash used in investing activities ...........      (1,379,000)
                                                            -----------
CASH FLOWS FROM FINANCING ACTIVITIES
Capital contributions .................................       5,789,000
Net changes in notes payable - SLT Realty L.P. ........       1,341,000
                                                            -----------
      Net cash provided by financing activities .......       7,130,000
                                                            -----------
INCREASE IN CASH AND CASH EQUIVALENTS .................       5,642,000
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD ......           ---
                                                            -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD ............     $ 5,642,000
                                                            ===========


See accompanying notes to financial statements.

NOTE 1.  INTERIM FINANCIAL STATEMENTS

         The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q which mandate adherence to Rule 10-01 of Regulation S-X. Accordingly, these statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management of the Trust and the Corporation, all adjustments necessary for a fair presentation have been included. The financial statements presented herein have been prepared in accordance with the accounting policies described in the registrants' Joint Annual Report on Form 10-K for the year ended December 31, 1994, (the "1994 Form 10-K"), and should be read in conjunction therewith.

NOTE 2.  REORGANIZATION

         Effective January 1, 1995 (the "Closing Date"), the Trust and the Corporation consummated the previously announced reorganization (the "Reorganization") with Starwood Capital Group, L.P. ("Starwood Capital") and certain affiliates of Starwood Capital (the "Starwood Partners").

         The Reorganization involved a number of related transactions that occurred simultaneously as of the Closing Date. Such transactions included (i) the contribution by the Trust to SLT Realty Limited Partnership (the "Realty Partnership") of all of the properties and assets of the Trust subject to substantially all of the liabilities of the Trust (including the Senior Debt of the Trust), in exchange for an approximate 28.3% interest as a general partner in the Realty Partnership, (ii) the contribution by the Starwood Partners to the Realty Partnership of approximately $12,600,000 in cash and certain hotel properties and first mortgage notes, in exchange for limited partnership units representing the remaining approximate 71.7% interest in the Realty Partnership, (iii) the contribution by the Corporation and its subsidiaries to SLC Operating Limited Partnership (the "Operating Partnership") of all of their properties and operating assets (except for their gaming assets, which are to be contributed upon approval by Nevada Gaming Authorities), subject to substantially all of their liabilities, in exchange for an approximate 28.3% interest as a general partner in the Operating Partnership, and (iv) the contribution by the Starwood Partners to the Operating Partnership of approximately $1,400,000 in cash and furnishings and equipment of the hotel properties, in exchange for limited partnership units representing the remaining approximate 71.7% interest in the Operating Partnership. At March 31, 1995, gaming assets to be contributed to the Operating Partnership upon approval of the Nevada Gaming Authorities consist of assets of $4,278,000, net of liabilities of $3,283,000 including notes payable to the Realty Partnership of $1,446,000. In addition, on March 24, 1995 a Starwood Partner exchanged $12 million of Senior Debt for additional limited partnership units of the Realty Partnership and the Operating Partnership.

         After giving effect to the Reorganization and the subsequent exchange of Senior Debt, the Trust has an approximate 25.4% interest in the Realty Partnership and the Corporation has an approximate 25.4% interest in the Operating Partnership, and the Starwood Partners hold limited partnership interests representing the remaining approximate 74.6% interest in each of the Realty Partnership and the Operating Partnership.

NOTE 3.  DEBT RESTRUCTURING

         On March 24, 1995, the Realty Partnership and the Trust entered into an Amended and Restated Credit Agreement (the "New Credit Agreement") pursuant to which the Realty Partnership borrowed approximately $132 million (the "Loan") which was used primarily to refinance all outstanding Senior Debt (after the exchange by a Starwood Partner of $12 million of Senior Debt for units of the Realty Partnership and the Operating Partnership described above) and approximately $27 million of first mortgage debt. The Loan matures on April 1, 1997 (subject to the Realty Partnership's option to extend such maturity for 12 months subject to a principal payment of $10 million and on certain other conditions) and bears interest at a rate based on LIBOR plus 3%. In connection with the refinancing, the Realty Partnership paid $514,000 to one of the Senior Lenders and a portion of the Lender Warrants were canceled. In connection with the New Credit Agreement, the remaining Lender Warrants issued in connection with the prior Credit Agreement (the "Prior Credit Agreement") could be canceled upon the payment to a Starwood Partner of a $786,000 cancellation fee. Effective March 31, 1995 the Realty Partnership issued an unsecured note payable to the Starwood Partner and the remaining Lender Warrants were canceled.

         Prior to maturity there are no mandatory principal payments on the Loan, except that (i) if the Realty Partnership sells or refinances a hotel property or mortgage note (other than certain notes contributed by the Starwood Partners aggregating approximately $53 million (the "Harvey Notes")), it must reduce the principal of the Loan by at least 125% of the portion of the Loan allocated to such property or note and (ii) the net proceeds of any public offering (or private offerings to the extent the net proceeds thereof exceed $60 million) of equity interests in the Trust, the Corporation, the Realty Partnership or the Operating Partnership must be used to reduce the principal of the Loan until such principal is equal to or less than 50% of the fair market value of the assets which secure the Loan.

         The Loan is secured by first priority liens on substantially all of the assets of the Realty Partnership, other than the Harvey Notes. Up to $58 million of the obligations under the Loan is guaranteed by the Operating Partnership, which guaranty is secured by first priority liens on substantially all of the assets of the Operating Partnership. Each of the Trust and the Corporation, as general partner, is secondarily liable for the obligations under the Loan of the Realty Partnership and the Operating Partnership, respectively.

         The New Credit Agreement contains covenants that are similar to, but in general less restrictive than, those contained in the prior Credit Agreement, including (i) a requirement that the Realty Partnership and the Operating Partnership maintain a minimum combined net worth as defined ($40 million at March 31, 1995). The New Credit Agreement also restricts the ability of the Realty Partnership to incur other indebtedness.

         The Realty Partnership may, prior to January 1, 1996, borrow up to an additional $75 million to finance the acquisition of hotel properties and to refinance debt that is senior to the Loan. Each such acquisition loan will be in an amount equal to the lesser of (i) 60% of the purchase price (in the case of an acquisition) or (ii) 70% of the property's value (as determined by the lender), will be made on the same terms as the Loan and will be secured by a first priority lien on the related hotel property.

NOTE 4.  INVESTMENT IN PARTNERSHIPS

         The Trust and the Corporation account for their respective investment in the Realty Partnership and the Operating Partnership under the equity method of accounting, in accordance with generally accepted accounting principles. For accounting purposes, neither the Trust nor Starwood Capital unilaterally control the Realty Partnership and neither the Corporation nor Starwood Capital unilaterally control the Operating Partnership.

         The condensed unaudited separate and combined financial information of the Realty Partnership and the Operating Partnership as of March 31, 1995 and for the three months then ended are presented on pages 13 through 21 contained herein.

NOTE 5. PRO FORMA FINANCIAL INFORMATION

         The following unaudited pro forma separate and combined condensed financial information for the three months ended March 31, 1994 is presented as if the Reorganization had occurred on January 1, 1994.

STARWOOD LODGING                                           Trust            Corporation           Combined
                                                         --------           -----------           --------
Income (loss) from investment in Partnership             $423,000            $(228,000)           $195,000
Net income (loss) per share                                 $0.04               $(0.02)              $0.02

SLT REALTY AND SLT OPERATING PARTNERSHIPS                Realty             Operating            Combined
                                                       ----------          -----------         -----------
Revenues                                               $8,112,000          $31,581,000         $34,193,000
Expenses                                                6,617,000           32,387,000          33,504,000
                                                       ----------          -----------         -----------
Net income (loss)                                      $1,495,000          $  (806,000)        $   689,000
                                                       ==========          ===========         ===========

NOTE 6.  EXTRAORDINARY ITEM

         Effective January 28, 1993, the Trust restructured its debt under the terms of the Prior Credit Agreement. Management concluded that this debt restructuring represented a "troubled debt restructuring" as defined under generally accepted accounting principles, and accordingly, upon execution of the Prior Credit Agreement accrued all known current or future identifiable debt restructuring costs as of December 31, 1992. In the first quarter of 1995, upon execution of the New Credit Agreement the Realty Partnership recognized extraordinary income of $1,284,000 relating to the extinguishment of the debt under the terms of the Prior Credit Agreement, representing the remaining amount of the accrual recorded at March 24, 1995.

NOTE 7.  CONTINGENCIES

         See Item 1, Part II of this Form 10-Q for information regarding legal proceedings and preliminary settlement of shareholder litigation. See "Other Information - Certain Environmental Matters" included in Items 1 and 2 of the 1994 Form 10-K for information with respect to potential hazardous waste contamination.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE REORGANIZATION

         On January 31, 1995, the Trust and the Corporation consummated a previously announced reorganization (the "Reorganization") with Starwood Capital Group, L.P. ("Starwood Capital") and certain affiliates of Starwood Capital (the "Starwood Partners") effective January 1, 1995 (the "Closing Date").

         The Reorganization involved a number of related transactions that occurred simultaneously on the Closing Date. Such transactions included (i) the contribution by the Trust to SLT Realty Limited Partnership (the "Realty Partnership") of all of the properties and assets of the Trust, subject to substantially all of the liabilities of the Trust (including the senior debt (the "Senior Debt") of the Trust), in exchange for an approximate 28.3% interest as a general partner in the Realty Partnership, (ii) the contribution by the Starwood Partners to the Realty Partnership of approximately $12,600,000 in cash and certain hotel properties and first mortgage notes, in exchange for limited partnership units representing the remaining approximate 71.7% interest in the Realty Partnership, (iii) the contribution by the Corporation and its subsidiaries to SLC Operating Limited Partnership (the "Operating Partnership") of all of their properties and operating assets (except for their gaming assets, which are to be contributed upon approval by Nevada gaming authorities), subject to substantially all of their liabilities, in exchange for an approximate 28.3% interest as a general partner in the Operating Partnership, and (iv) the contribution by the Starwood Partners to the Operating Partnership of approximately $1,400,000 in cash and furnishings and equipment of the hotel properties, in exchange for limited partnership units representing the remaining approximate 71.7% interest in the Operating Partnership. In addition, on March 24, 1995 a Starwood Partner exchanged $12,000,000 of Senior Debt for additional limited partnership units of the Realty Partnership and the Operating Partnership.

         After giving effect to the Reorganization and the subsequent exchange of Senior Debt, the Trust has an approximate 25.4% interest in the Realty Partnership and the Corporation has an approximate 25.4% interest in the Operating Partnership, and the Starwood Partners hold limited partnership interests representing the remaining approximate 74.6% interest in each of the Realty Partnership and the Operating Partnership.

         The limited partnership units of the Realty Partnership and the Operating Partnership held by the Starwood Partners are (subject to the ownership limit provisions of the Trust and the

Corporation) exchangeable by the Starwood Partners, for, at the option of the Trust and the Corporation, either cash, Paired Shares of the Trust and the Corporation representing up to approximately 74.6% of the Paired Shares after such exchange, or a combination of cash and such Paired Shares. The ownership limit provisions of the Trust and the Corporation are designed to preserve the status of the Trust as a REIT for tax purposes by providing that in general no shareholder may own, directly or indirectly, more than 8.0% of the outstanding Paired Shares.

         Since the Reorganization, the Trust has conducted all of its business and operations through the Realty Partnership. As of the closing of the Reorganization, the Realty Partnership held fee interests, ground leaseholds and mortgage loan interests in 43 hotel properties containing over 8,500 rooms located in 19 states throughout the United States. The Trust controls the Realty Partnership as the sole general partner of the Realty Partnership.

         After the Reorganization, the Corporation (together with its wholly owned subsidiaries) has conducted all of its business and operations (other than its gaming operations) through the Operating Partnership. As of the closing of the Reorganization, the Operating Partnership leased from the Realty Partnership all but three of the hotel properties owned in fee or held pursuant to long-term leases by the Realty Partnership. Upon receipt of Nevada gaming regulatory approvals, the Corporation will control the Operating Partnership as its managing general partner. Prior to the receipt of such approvals, the Operating Partnership is being managed by a management committee, the members of which are identical to the members of the Board of Directors of the Corporation that will hold office upon receipt of Nevada gaming regulatory approvals.

         Prior to the receipt of Nevada gaming regulatory approvals, the gaming operations (which consist of two hotel/casinos located in Las Vegas, Nevada) are being operated through a wholly owned subsidiary of the Corporation. Upon receipt of such approvals (or at such time as such approvals are no longer required), all of the assets and liabilities of such subsidiary (or, if those assets have been disposed of, the net proceeds of such disposition) will be transferred to a limited partnership owned 99% by the Operating Partnership, as limited partner, and 1% by such subsidiary, as general partner.

1995 DEBT REFINANCING

         On March 24, 1995, the Realty Partnership and the Trust entered into an Amended and Restated Credit Agreement (the "New Credit Agreement") pursuant to which the Realty Partnership borrowed approximately $132 million (the "Loan") which was used primarily to refinance all outstanding Senior Debt (after taking into account the exchange by a Starwood Partner of $12 million of Senior Debt for units of the Realty Partnership and the Operating Partnership described above) and approximately $27 million of first mortgage debt. The Loan matures on April 1, 1997 (subject to the Realty Partnership's option to extend such maturity for 12 months subject to a principal payment of $10 million and on certain other conditions) and bears interest at a rate based on LIBOR plus 3%.

         Prior to maturity there are no mandatory principal payments on the Loan, except that (i) if the Realty Partnership sells or refinances a hotel property or mortgage note (other than certain notes contributed by the Starwood Partners aggregating $53 million ("the Harvey notes")), it must reduce the principal of the Loan by at least 125% of the portion of the Loan allocated to such property or note and (ii) the net proceeds of any public offering (or private offerings to the extent the net proceeds thereof exceed $60 million) of equity interests in the Trust, the Corporation, the Realty Partnership or the Operating Partnership must be used to reduce the principal of the Loan until such principal is equal to or less than 50% of the fair market value of the assets which secure the Loan.

         The Loan is secured by liens on substantially all of the assets of the Realty Partnership, other than the Harvey notes. Up to $58 million of the obligations under the Loan is guaranteed by the Operating Partnership which guaranty is secured by first priority liens on substantially all of the assets of the Operating Partnership. Each of the Trust and the Corporation, as general partner, is secondarily liable for the obligations under the Loan of the Realty Partnership and the Operating Partnership, respectively.

         The New Credit Agreement contains covenants that are similar to, but in general less restrictive than, those contained in the Prior Credit Agreement described below, including (i) a requirement that the Realty Partnership and the Operating Partnership maintain a combined net worth at least equal to (a) $40 million, plus (b) 75% of the net proceeds of equity contributed to the Realty Partnership (unless used within six months to acquire hotel assets or that constitute equity in hotel assets, each of which will be governed by clause (c) below), plus (c) 50% of the net equity book value of hotel assets contributed to or acquired by the Realty Partnership during the term of the Loan; (ii) restrictions on the ability of the Realty Partnership to incur other indebtedness; and (iii) a right of the Realty Partnership and the Operating Partnership to pay distributions to its partners up to certain specific amounts and a right of the Trust and the Corporation to pay distributions to their shareholders. See "Liquidity and Capital Resources-Distributions" below. The Realty Partnership also has the right to acquire additional hotels that meet certain cash flow tests.

         The Realty Partnership may, prior to January 1, 1996, borrow up to an additional $75 million to finance the acquisition of hotel properties and to refinance debt that is senior to the Loan. Each such acquisition loan will be in an amount equal to the lesser of (i) 60% of the purchase price (in the case of an acquisition) or (ii) 70% of the property's value (as determined by the lender), will be made on the same terms as the Loan and will be secured by a lien on the related hotel property.

PRIOR DEBT RESTRUCTURING

         Pursuant to a Credit Agreement dated as of January 28, 1993 (the "Prior Credit Agreement"), the Trust restructured approximately $128 million of Senior Debt as a term loan and revolving credit facility. The Senior Debt was assumed by the Realty Partnership as of the Closing Date. The Prior Credit Agreement required that the debt restructuring take place in three closings, the first two of which were completed in 1993. At the first two closings, among other things, the Trust and the Corporation granted liens and security interests on substantially all of the assets of the Trust and the Corporation and the Trust and the Corporation entered into a warrant agreement (the "Warrant Agreement") pursuant to which the Trust and the Corporation were to have issued ten-year warrants (the "Lender Warrants") to purchase a number of Paired Shares equal to 9.9% of the then outstanding Paired Shares, at an exercise price of $.625 per Paired Share.

         On February 28, 1994, the Prior Credit Agreement was amended to, among other things, collaterally assign to the lenders under the Prior Credit Agreement liens and security interests on substantially all of the intercompany leases between the Trust and the Corporation, and the Warrant Agreement was amended to provide for the issuance at such time of Lender Warrants for the aggregate of 1,333,143 Paired Shares at an exercise price of $.625 per Paired Share.

         On August 31, 1994, one-third of the Lender Warrants were canceled as a result of the Trust's cumulative principal payments in excess of $13,000,000. The Trust and the holders of the Senior Debt agreed to successive extensions of the maturity of the Senior Debt and of the date for the third closing under the Prior Credit Agreement to May 31, 1995. At the third closing, among other things, the Trust and the Corporation were to have merged.

         In connection with the refinancing, the Realty Partnership paid $514,000 to one of the Senior Lenders and a portion of the Lender Warrants were canceled. In connection with the New Credit Agreement, the remaining Lender Warrants could be canceled upon the payment to a Starwood Partner of a $786,000 cancellation fee. Effective March 31, 1995 the Realty Partnership issued an unsecured note payable to the Starwood Partner and the remaining warrants were canceled. The note is due and payable in August 1995.

Results of Operations for the Three Months Ended March 31, 1995 and 1994

The Trust:

         Since the Reorganization, the Trust has conducted all of its business and operations through the Realty Partnership. The Trust's equity interest in income before extraordinary items, extraordinary items and net income for the three months ended March 31, 1995 of the Realty Partnership were $289,000 or $.02 per share, $363,000 or $.03 per share, and $652,000 or $.05 per share, respectively. See the Trust and the Realty Partnership below for a comparison of the operating results of the Realty Partnership for the three months ended March 31, 1995 to the operating results of the Trust for the same period of 1994.

The Trust and the Realty Partnership:

         Rents from the Operating Partnership and from the Corporation to the Realty Partnership totaled $5,163,000 for the three months ended March 31, 1995. Rents from the Corporation to the Trust totaled $4,313,000 for the same period in 1994. Rental income increased by $238,000 as a result of increased hotel revenues and therefore higher percentage rents from the hotels leased by the Operating Partnership and the Corporation from the Realty Partnership during 1995 which were leased by the Corporation from the Trust during 1994. An increase of $1,042,000 resulted from the Lexington, Kentucky; Rancho Bernardo, California; Washington, DC; and Wichita, Kansas hotels which were contributed by the Starwood Partners to the Realty Partnership and are being leased by the Operating Partnership from the Realty Partnership effective January 1, 1995. The increases were offset by a decrease in rents of $430,000 resulting from the sale of hotels in Austin, Texas (April 1994); New Port Richey, Florida (August
1994); Brunswick, Georgia (August 1994); Fayetteville, North Carolina (November
1994); and Jacksonville, Florida (November 1994).

         Interest income from the Operating Partnership and the Corporation to the Realty Partnership totaled $767,000 for the three months ended March 31, 1995. Interest from the Corporation to the Trust totaled $415,000 for the same period in 1994. As a result of the Trust's moratorium on interest payable to the Trust on the Corporation's debt to the Trust during 1994, no interest was paid or accrued during the three months ended March 31, 1994 other than on the mortgage notes held by the Trust which are secured by the Milwaukee Marriott Hotel. Following the cancellation of debt payable by the Corporation to the Trust, the remaining debt in the amount of $10,000,000 (excluding the Milwaukee notes) was contributed to the Realty Partnership by the Trust and was assumed from the Corporation by the Operating Partnership. The debt payable by the Operating Partnership and the Corporation to the Realty Partnership is payable on demand and bears interest at a rate of prime plus 2%. As a result, interest income from the Operating Partnership and the Corporation to the Realty Partnership increased by $304,000 for the three months ended March 31, 1995.

         Interest from mortgage notes and other notes amounted to $2,566,000 for the Realty Partnership and $339,000 for the Trust for the three months ended March 31, 1995 and 1994, respectively. An increase of $2,177,000 resulted from the notes receivable which were contributed by the Starwood Partners to the Realty Partnership effective January 1, 1995.

         Interest expense for the Realty Partnership amounted to $5,509,000 and for the Trust amounted to $3,779,000 for the three months ended March 31, 1995 and 1994, respectively. An increase of $1,242,000 was a result of the assumption of the notes payable which were secured by the assets contributed by the Starwood Partners effective January 1, 1995 and $508,000 resulted from an increase in the interest rate payable on the Senior Debt. The increases were partially offset by a reduction in interest payable as a result of the January 31, 1995 payoff of a mortgage note having a principal amount of $4,075,000 which was secured by a hotel located in Bay Valley, Michigan.

         Depreciation and amortization expense amounted to $1,691,000 for the Realty Partnership and $1,252,000 for the Trust for the three months ended March 31, 1995 and 1994, respectively. The increase is a result of the addition of the Starwood contributed properties ($316,000) and the amortization of reorganization costs ($152,000) which are being amortized over five years.

         Loss on sale for the quarter ended March 31, 1995 reflects a discount of $113,000 resulting from the early payoff of the mortgage note receivable relating to the Irving, Texas property which was sold in 1992.

         As described above, effective January 28, 1993 the Trust restructured its debt under the terms of the Prior Credit Agreement. Management concluded that this debt restructuring represented a "troubled debt restructuring" as defined under generally accepted accounting principles, and accordingly, upon execution of the Prior Credit Agreement accrued all known current or future identifiable debt restructuring costs as of December 31, 1992. In the first quarter of 1995, the Realty Partnership recognized extraordinary income of $1,284,000 relating to the extinguishment of the debt under the terms of the Prior Credit Agreement, representing the remaining amount of the accrual recorded at March 24, 1995.

The Corporation:

         Since the Reorganization, the Corporation has conducted all of its business and operations through the Operating Partnership except for the gaming business and operations. The Corporation's equity in the net loss of the Operating Partnership was $(252,000) and its net loss was $(304,000) or $(.03) per share. See the Corporation and the Operating Partnership below for a comparison of the operating results of the Operating Partnership for the three months ended March 31, 1995 to the operating results of the Corporation for the same period of 1994.

The Corporation and the Operating Partnership:

         Hotel revenues for the Operating Partnership were $22,781,000 and for the Corporation were $20,586,000 for the three months ended March 31, 1995 and 1994, respectively, representing an increase of $2,195,000. The hotel sales discussed above resulted in decreased revenue of $2,521,000. In March 1994, the franchise agreement and management agreement with Marriott Corporation for the Dallas property were terminated. The property is now being managed for the Corporation by Sage Hospitality, and is being operated as the Dallas Park Central Hotel. The property is in the process of being renovated at an estimated cost of $3.8 million and an agreement to operate the property as a Radisson Hotel has been entered into. Revenues at the Dallas property decreased by $1,290,000 from the first quarter of 1994. Revenues at the properties which continued to be leased by the Operating Partnership from the Realty Partnership, excluding Dallas, increased by $1,611,000; additional revenues totaling $4,395,000 were generated by the properties contributed to the Realty Partnership by the Starwood Partners which are leased by the Operating Partnership. The following table summarizes average occupancy, average room rates and revenue per available room for properties which were operated by the Operating Partnership from the Realty Partnership at March 31, 1995:

                                                                           Three Months Ended March 31,
                                                                           -----------------------------
                                                                            1995                   1994
                                                                           ------                 ------
Continuously owned including Dallas Park Central

Occupancy Rate                                                              65.10%                 64.20%
Average Room Rate                                                          $61.69                 $56.45
Revenue per Available Room                                                 $40.16                 $36.24

Continuously owned excluding Dallas Park Central

Occupancy Rate                                                              70.58%                 64.17%
Average Room Rate                                                          $61.89                 $55.89
Revenue per Available Room                                                 $43.68                 $35.86

All hotels including hotels contributed by the Starwood Partners

Occupancy Rate                                                              65.05%                 64.20%
Average Room Rate                                                          $64.00                 $56.45
Revenue per Available Room                                                 $41.63                 $36.24

         Management believes the increasing revenues are a result of the general trend in the lodging industry resulting from increased leisure and business travel and the low level of new hotel construction.

         Gaming revenues for the first three months of 1995 were $6,669,000 as compared to $7,188,000 for the first three months of 1994. The decrease in gaming revenues at the two hotel/casinos is consistent with the trend in gaming revenues for similar types of hotel/casinos located in Las Vegas, Nevada. During late 1993, three large new hotel/casinos were opened in Las Vegas resulting in substantially increased travel to the Las Vegas area during the first quarter of 1994. During 1995, travel to the Las Vegas area has decreased compared to the same period in 1994. The decreased travel and customer traffic resulted in a lower level of gaming revenues. In addition, the two hotel casinos experienced lower win percentages than during the same period of the prior year.

         Hotel expenses for the first quarter of 1995 were $16,280,000, or 71.5% of hotel revenues as compared to $15,568,000, or 75.6% of hotel revenues, for the first quarter of 1994. The decrease in hotel expenses as a percentage of hotel revenues is a result of the sale of hotels discussed above, such hotels having lower operating margins than other hotels being operated by the Operating Partnership.

         Gaming expenses were $6,021,000, or 90.3% of gaming revenues, as compared to $5,993,000, or 83.4% of gaming revenues, for the three months ended March 31, 1995 and 1994, respectively. The increase in gaming expenses is primarily a result of higher labor costs. The higher gaming expenses and the lower gaming revenues discussed above resulted in the increase in gaming expenses as a percentage of gaming revenues.

         Depreciation expense amounted to $1,172,000 for the Operating Partnership and the Corporation and $814,000 for the Corporation for the three months ended March 31, 1995 and 1994, respectively. The increase is a result of the addition of furniture and equipment at the properties contributed by the Starwood Partners ($306,000) and the amortization of reorganization costs ($152,000) which are being amortized over five years.

         Administrative and operating expenses amounted to $713,000 for the Operating Partnership and $555,000 for the Corporation for the three months ended March 31, 1995 and 1994, respectively. The increase is primarily a result of salary increases for corporate staff, a larger number of corporate employees, and a higher allocation of the Operating Partnership's share of the combined insurance expense of the Partnerships.

         For information with respect to rent and interest to the Realty Partnership and to the Trust during the three months ended March 31, 1995 and 1994, see "Realty Partnership and Trust" above.

Liquidity and Capital Resources

                  The Trust - Prior to the Reorganization, the primary sources of liquidity for the Trust were cash generated from operations (i.e., its rents) and net proceeds from the sale of hotels. The primary demands on the Trust's capital resources were debt service payments, the funding of capital improvements to the Trust's properties, the making of additional loans and advances to the Corporation and the Trust's general and administrative expenses. Since the Reorganization, the Trust has conducted all of its business and operations through the Realty Partnership and its only source of liquidity will be cash distributions from the Realty Partnership.

         Prior to December 31, 1994, it was necessary for the Trust to sell properties in order to comply with the principal payment requirements of the Prior Credit Agreement. As discussed above under the caption "1995 Debt Refinancing" on March 24, 1995 the Realty Partnership entered into the New Credit Agreement and borrowed approximately $132 million. The proceeds were used to refinance the Senior Debt and approximately $27 million of first mortgage debt. The Loan matures on April 1, 1997 and under certain conditions may be extended for an additional twelve months. The loan bears interest at a rate based on LIBOR plus 3%.

         In December 1994, the Trust canceled $58,335,000 of the notes receivable which were payable to the Trust by the Corporation and its subsidiaries. As part of the Reorganization, effective January 1, 1995, the Trust contributed the remaining notes to the Realty Partnership and the payment obligation was assumed by the Operating Partnership. Effective January 1, 1995, notes in the amount of $10,000,000 are due on demand and bear interest at prime plus 2% with interest payable monthly.

         As of March 31, 1995, the aggregate principal payments due during the next twelve months on the outstanding mortgage notes payable of the Realty Partnership amounted to $3,238,000, including one mortgage note in the amount of $1,813,000 which matures during 1995. Management of the Trust is in the process of negotiating an extension on the remaining mortgage note that matures during 1995.

         During 1995, the Realty Partnership intends to make improvements that are necessary to maintain the properties in good condition, that are required by franchisors or applicable health and safety and other laws or to improve the competitive position of certain properties. Management believes that the necessary funds are available and that the cost of such improvements to existing properties will amount to approximately $6,483,000 during 1995.

         Subsequent to March 31, 1995 the Realty Partnership acquired the 172 room Omni Hotel, located in Chapel Hill, North Carolina. The Realty Partnership plans to continue to acquire hotels in the future.

         Management believes that there will be sufficient cash available from operations to meet the obligations of the Realty Partnership in future periods.

         The Corporation. Prior to the Reorganization, the primary source of liquidity for the Corporation was cash generated from operations, i.e., from sales of rooms, food and beverages at the hotels and hotel/casinos the Corporation leased from the Trust and gaming revenues at the two Nevada properties. The primary demands on the Corporation's capital resources were the payment of rents and interest due to the Trust and the Corporation's general and administrative expenses. Since the Reorganization, the Corporation has conducted all of its business and operations, other than the gaming operations, through the Operating Partnership and its only source of liquidity will be cash distributions from the Operating Partnership.

         For information regarding the cancellation of notes payable by the Corporation to the Trust in December 1994, see the Trust above.

         Management believes that there will be sufficient cash available from operations to meet the obligations of the Corporation and the Operating Partnership in future periods.

         For information with respect to potential hazardous waste contamination and the presence of asbestos at certain of the Realty Partnership's hotels and the possible impact thereof on the Trust's, the Realty Partnership's, the Corporation's and the Operating Partnership's financial position, see "Other Information - Certain Environmental Matters" included in
Item 1 of 1994 Form 10-K.

Distributions

         No distributions were made by the Trust during 1994 or 1993. The Prior Credit Agreement prohibited the Trust from making distributions to its shareholders. The Corporation has not paid any cash dividend since its organization. Under the terms of the New Credit Agreement, the Realty Partnership and the Operating Partnership are generally permitted to distribute to their partners on an annual basis an amount equal to the greatest of (1) 30% of the combined net income of the Realty Partnership and the Operating Partnership; (2) for the Realty Partnership only, an amount such that the Trust's proportionate share would be sufficient for the Trust to make distributions to its shareholders sufficient to maintain the Trust's tax status as a real estate investment trust; and (3) 85% of the sum of (i) the combined taxable income of the Partnerships plus (ii) an amount equal to the aggregate of all depreciation deducted in determining combined taxable income; or (4) $3,000,000, unless as a result of such distribution an event of default under the New Credit Agreement would occur. Amounts distributed to the Trust or the Corporation pursuant to the foregoing are generally permitted to be distributed to their shareholders.

PART II OTHER INFORMATION

Item 1. Legal Proceedings

                  During the year ended December 31, 1994, the Trust and the Corporation reached settlement agreements with respect to two purported class action complaints and one complaint which was purportedly brought on behalf of the Trust and the Corporation (collectively, the "Shareholder Actions"). The Shareholder Actions were brought in 1991 and 1992 in each case in connection with the Trust's purchase of its two hotel/casinos and the Ramada Inn in Indian Wells, California.

                  The two purported class actions were filed in the United States District Court for the Southern District of California in August 1991 and February 1992 against the Trust, the Corporation and certain current and former officers, Directors and Trustees. The complaint alleged fraud, violations of federal and California securities laws, the federal Racketeer Influenced and Corrupt Organizations Act and ERISA. The actions sought compensatory damages, rescission and/or treble and exemplary damages plus interest, costs and attorney's fees and statutory damages under ERISA. The third action was filed in the Superior Court for the State of California for San Diego County in March 1992 against current and former officers, Directors and Trustees and alleged breach of fiduciary duty, gross negligence and corporate waste. The action sought compensatory damages, certain remuneration and costs.

                  The plaintiffs and defendants in the Shareholder Actions entered into stipulations of settlement providing for the release of all claims that were or might have been made in the Shareholder Actions and provided for a $3,250,000 cash settlement fund which, after payment of fees and expenses of plaintiffs' counsel, will be distributed to the certified plaintiff classes. The Trust and the Corporation will pay $400,000 into the settlement fund, with the balance of the settlement being paid by the insurance company that issued the directors and officers policy applicable to the period to which the Shareholder Actions relate and by two former officers and Trustees of the Trust. The Trust and the Corporation have also agreed to pay the legal fees and other costs incurred prior to October 12, 1993 by the defendants in the Shareholder Actions. Holders of an aggregate of 1,199,000 Paired Shares opted out of the settlement.

         The stipulation requires that the Trust's Board of Trustees and the Corporation's Board of Directors establish a joint transaction committee of independent Trustees and Directors to make recommendations to those Boards with respect to any transaction proposed in the future by management and having a fair market value of $20 million or more.

         In connection with the settlement of the Shareholder Actions, Messrs. Young and Rothman and certain of their affiliated partnerships terminated the management agreements that existed between those partnerships and the Corporation's subsidiary, Western Host, Inc. (the "Management Contracts"), and Western Host has agreed not to dispute such action and has withdrawn as a general partner of two additional affiliated partnerships. In satisfaction of any damages that the Trust and the Corporation may incur as a result of the termination of the Management Contracts, Messrs. Rothman and Young provided to the Trust and the Corporation an irrevocable letter of credit having a one-year term in the amount of $800,000. Subsequent to March 31, 1995 the proceeds of the letter of credit were distributed to the Operating Partnership. Upon receipt of the proceeds from the letter of credit, the parties to the Management Contracts, Messrs. Rothman and Young and the Trust and the Corporation released all of their respective claims related to the termination of the Management Contracts.

         Mr. Leonard Ross and his affiliates (collectively "Ross"), who as of December 31, 1994 held approximately 9.8% of the outstanding Paired Shares of the Trust and Corporation, opted out of the settlement of the Shareholder Actions. Ross threatened to bring a separate action alleging similar causes of action as those alleged in the Shareholder Actions as well as other alleged causes of action. Ross has assigned to Starwood Capital all of his claims against the

Trust and the Corporation. Starwood Capital has agreed to purchase all of Ross's Paired Shares at Ross's election during a 60-day period beginning in December 1995, at a price of $5.625 per Paired Share. Starwood Capital may also elect to purchase Ross's Paired Shares at the same time and on the same terms. Starwood Capital, as the assignee of Ross's claims against the Trust and the Corporation, has agreed that the maximum amount Starwood Capital may recover under such claims will not exceed an aggregate of $1.8 million and the Trust and the Corporation have agreed to toll the statute of limitations respecting such claims until January 31, 1996. The Trust and Corporation have also agreed that under certain circumstances they may be obligated severally to indemnify Starwood Capital with respect to Starwood Capital's obligations to Ross, up to a maximum of $1.8 million, upon receipt of a full release from Starwood Capital of all of the claims assigned by Ross.

Item 2.  Changes in Securities

         None.

Item 3.  Defaults Upon Senior Securities

         None.

Item 4.  Submission of Matters to a Vote of Security Holders

         None.

Item 5.  Other Information

         None.

Item 6.  Exhibits and Reports on Form 8-K

         (a)  The following Exhibits are filed as part of this Form 10-Q:

         None.

         (b)  Reports on Form 8-K

         On January 31, 1995, the Trust and the Corporation filed a Joint Current Report on Form 8-K to report the completion of the Reorganization described in Items 1 and 2 of this Form 10-Q. On April 16, 1995 the Trust and the Corporation filed an amendment to such Joint Annual Current Report.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STARWOOD LODGING TRUST                                    STARWOOD LODGING CORPORATION
Registrant                                                Registrant

/s/ MICHAEL W. MOONEY                                     /s/ KENNETH J. BIEHL
- ------------------------------                            ------------------------------
Michael W. Mooney                                         Kenneth J. Biehl
Vice President and Chief                                  Vice President
   Financial Officer                                      (Principal Accounting Officer)
(Principal Financial and
   Accounting Officer)

Date:  May 3, 1995