Form 10-Q
period 1995-06-30
STARWOOD LODGING TRUST; STARWOOD LODGING CORP
filed 1995-08-14
CIK 48595, 316206

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

               /x/      Quarterly report pursuant to Section 13 or 15(d)
                         of the Securities and Exchange Act of 1934


               For the quarterly period ended        June 30, 1995
                                             -------------------------------
                                       OR

               / / Transition report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934

               For the transition period from ------------- to -------------


                         Commission File Number: 1-6828

                                STARWOOD LODGING
                                      TRUST

             (Exact name of registrant as specified in its charter)

                                    Maryland
                          (State or other jurisdiction
                        of incorporation or organization)

                                   52-0901263
                      (I.R.S. employer identification no.)

                        11845 W. Olympic Blvd., Suite 550
                          Los Angeles, California 90064
                         (Address of principal executive
                          offices, including zip code)

                                 (310) 575-3900
                         (Registrant's telephone number,
                              including area code)


                         Commission File Number: 1-7959

                                STARWOOD LODGING
                                  CORPORATION

             (Exact name of registrant as specified in its charter)

                                    Maryland
                          (State or other jurisdiction
                        of incorporation or organization)

                                   52-1193298
                      (I.R.S. employer identification no.)

                        11845 W. Olympic Blvd., Suite 560
                          Los Angeles, California 90064
                         (Address of principal executive
                          offices, including zip code)

                                 (310) 575-3900
                         (Registrant's telephone number,
                              including area code)


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

                  13,809,658 Shares of Beneficial Interest, $0.01 par value, of Starwood Lodging Trust paired with 13,809,658 Shares of Common Stock, par value $0.01 per share, of Starwood Lodging Corporation outstanding as of August 14, 1995.

================================================================================

STARWOOD LODGING TRUST AND STARWOOD LODGING CORPORATION

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

         The following financial statements of Starwood Lodging Trust (the "Trust") and Starwood Lodging Corporation (the "Corporation") are provided pursuant to the requirements of this item.

                          INDEX TO FINANCIAL STATEMENTS

Starwood Lodging Trust and Starwood Lodging Corporation:

  Unaudited Combined Pro Forma Statements of Operations - for the three months and six months ended June 30, 1995

  Notes to Unaudited Combined Pro Forma Statements of Operations

Starwood Lodging Trust and Starwood Lodging Corporation:

  Combined Balance Sheets - As of June 30, 1995 and
    December 31, 1994
  Combined Statements of Operations - For the three and six months ended June 30, 1995 and 1994
  Combined Statements of Cash Flows - For the six months ended June 30, 1995 and 1994

Starwood Lodging Trust:

  Balance Sheets - As of June 30, 1995 and December 31, 1994 Statements of Operations - For the three and six months ended June 30, 1995 and 1994
  Statements of Cash Flows - For the six months ended June 30, 1995 and 1994

Starwood Lodging Corporation:

  Balance Sheets - As of June 30, 1995 and December 31, 1994 Statements of Operations - For the three and six months ended June 30, 1995 and 1994
  Statements of Cash Flows - For the six months ended June 30, 1995 and 1994

  Notes to Financial Statements

STARWOOD LODGING TRUST AND STARWOOD LODGING CORPORATION
UNAUDITED COMBINED PRO FORMA STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED JUNE 30, 1995

                                              Historical                                                            Pro Forma
                                               Starwood                                                             Starwood
                                               Lodging              Acquired            Pro Forma                    Lodging
                                               Combined            Properties          Adjustments                  Combined
                                              ----------           ----------          -----------                  ---------
                                                 (A)                  (B)
REVENUE

Hotel ..............................       $26,804,000          $5,866,000           $                          $32,670,000
Gaming .............................         7,147,000                                                            7,147,000
Interest from mortgage and
  other notes ......................         2,555,000                                                            2,555,000
Rents from leased hotel properties
  and income from joint ventures ...           228,000                                                              228,000
Management fees and other income....           896,000                                                              896,000
                                           -----------          ----------           -----------                -----------
                                            37,630,000           5,866,000                                       43,496,000
                                           -----------          ----------           -----------                -----------
EXPENSES

Hotel operations ...................        18,077,000           4,024,000              (129,000)(C)             21,972,000
Gaming operations ..................         6,312,000                                                            6,312,000
Interest ...........................         4,910,000                                (4,886,000)(D)                270,000
                                                                                         246,000 (D)
Depreciation and amortization.......         3,322,000           1,342,000                                        4,664,000
Administrative and operating .......         1,382,000                                   (26,000)(C)              1,356,000
                                           -----------          ----------           -----------                -----------
                                            34,003,000           5,366,000            (4,795,000)                34,574,000
                                           -----------          ----------           -----------                -----------

Income before minority interest ....         3,627,000          $  500,000           $ 4,795,000                  8,922,000
                                                                ==========           ===========
Minority interest in

  Partnerships (E) .................         2,649,000                                                            2,685,000
                                           -----------                                                          -----------
Net income .........................       $   978,000                                                          $ 6,237,000
                                           ===========                                                          ===========
Net income per paired share (F) ....       $      0.48                                                                $0.45
                                           ===========                                                          ===========

See accompanying notes to the pro forma statements of operations.

STARWOOD LODGING TRUST AND STARWOOD LODGING CORPORATION
UNAUDITED COMBINED PRO FORMA STATEMENTS OF OPERATIONS
FOR THE SIX MONTHS ENDED JUNE 30, 1995

                                              Historical                                                            Pro Forma
                                               Starwood                                                             Starwood
                                               Lodging              Acquired            Pro Forma                    Lodging
                                               Combined            Properties          Adjustments                  Combined
                                              ----------           ----------          -----------                  ---------
                                                 (A)                  (B)
REVENUE
Hotel ..............................       $49,585,000          $13,993,000          $                           $63,578,000
Gaming .............................        13,816,000                                                            13,816,000
Interest from mortgage and
  other notes ......................         5,136,000                                                             5,136,000
Rents from leased hotel properties
  and income from joint ventures ...           387,000                                                               387,000
Management fees and other income....           957,000                                                               957,000
Gain (loss) on sales of hotel assets          (113,000)                                                             (113,000)
                                           -----------          -----------          ------------                -----------
                                            69,768,000           13,993,000                                       83,761,000
                                           -----------          -----------          ------------                -----------

EXPENSES
Hotel operations ...................        34,357,000            9,230,000              (291,000)(C)             43,296,000
Gaming operations ..................        12,333,000                                                            12,333,000
Interest ...........................        10,737,000                                (10,690,000)(D)                539,000
                                                                                          492,000 (D)

Depreciation and amortization.......         6,185,000            2,905,000                                        9,090,000
Administrative and operating .......         2,450,000                                     10,000 (C)              2,460,000
                                           -----------          -----------          ------------                -----------
                                            66,062,000           12,135,000           (10,479,000)                67,718,000
                                           -----------          -----------          ------------                -----------

Income before minority interest ....         3,706,000          $ 1,858,000           $10,479,000                 16,043,000
                                                                ===========          ============
Minority interest in
  Partnerships (E) .................         2,743,000                                                             4,827,000
                                           -----------                                                           -----------
Net income .........................       $   963,000                                                           $11,216,000
                                           ===========                                                           ===========
Net income per paired share (F) ....       $      0.48                                                           $      0.81
                                           ===========                                                           ===========

See accompanying notes to the pro forma statements of operations.

                           STARWOOD LODGING TRUST AND
                          STARWOOD LODGING CORPORATION

                    NOTES TO THE UNAUDITED COMBINED PRO FORMA
                        STATEMENTS OF OPERATIONS FOR THE
                 THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1995

(A) On July 6, 1995, the Trust and the Corporation (collectively, the "Companies") completed a public offering (the "Offering") of 11,787,500 paired shares. Net proceeds from the Offering of approximately $252.1 million together with proceeds from a new financing facility (the "Financing") and cash on hand were used as follows: approximately $206.5 million was used to repay existing indebtedness, including $10 million which was used by the Trust to purchase the first trust deed on the Corporation's Milwaukee hotel, and approximately $53.8 million was used for the acquisition of the 462-room Sheraton Colony Square in Atlanta, Georgia and the 224-room Embassy Suites in Tempe, Arizona.

         Due to the impact of the Offering and the acquisitions of properties acquired in connection with the Offering, the historical results of operations and earnings per share are not indicative of future results of operations and earnings per share. The Unaudited Combined Pro Forma Statements of Operations included as part of the financial statements for the three months and six months ended June 30, 1995 are presented as if the Offering and related transactions had occurred at January 1, 1995. In management's opinion, all adjustments necessary to reflect the effects of the Offering and certain property acquisitions have been made. The pro forma information is based upon historical information and does not purport to present what actual results would have been had such transactions, in fact, occurred at January 1, 1995, or to project results for any future period.

         The Trust and the Corporation have unilateral control of SLT Realty Limited Partnership (the "Realty Partnership") and SLC Operating Limited Partnership (the "Operating Partnership" and, together with the Realty Partnership the "Partnerships"), respectively, and therefore, the historical financial statements of each of the Partnerships are consolidated with those of the Trust and the Corporation. Unless the context otherwise requires, all references herein to the "Companies" refer to the Trust and the Corporation, and all references to the "Trust" and to the "Corporation" include the Trust and the Corporation and those entities respectively owned or controlled by the Trust or the Corporation, including the Realty Partnership and the Operating Partnership.

(B) Reflects the pro forma statements of operations (reflecting the Companies' cost bases) of the Atlanta, Georgia and Tempe, Arizona properties acquired by the Companies subsequent to the Offering and of the Chapel Hill, North Carolina property for the period prior to its acquisition in April of 1995.

(C) The Companies intend that the Corporation will lease from the Trust and operate all of the Companies' hotels and terminate all existing third-party management contracts for properties owned or acquired at the earliest practicable date. Accordingly, certain costs directly attributable to third-party management contracts for the Chapel Hill, North Carolina and Atlanta, Georgia properties have been eliminated. Such cost savings are reflected in the pro forma statements of operations as if such contracts had been canceled as of the beginning of the periods presented. The management contracts for the Albany, Georgia; Lexington, Kentucky and Dallas, Texas properties were terminated in January, February and June of 1995, respectively. Actual cost reductions directly attributable to these third-party management contracts are reflected in historical amounts.

         Pro forma administrative and operating expenses reflect (i) increases in operating expenses resulting principally from the opening of a corporate office in Atlanta and (ii) a decrease in operating expenses resulting principally from a decrease in directors' and officers' liability insurance premiums.

(D) Reflects the elimination of historical interest expense related to the debt retired with the net proceeds of the Offering and the addition of interest expense at LIBOR plus 1.5% on the pro forma debt amount to be outstanding after the Offering of $13.0 million.

(E) Reflects the 30.1% minority interest in the income of the Partnerships after the Offering.

(F) Net income per paired share has been computed using the weighted average number of paired shares and equivalent paired shares outstanding for the period presented (historical - 2,022,158 paired shares which reflects the six for one reverse split effective June 19, 1995; pro forma - 13,809,658 paired shares). Assuming all limited partnership units held by affiliates of Starwood Capital, L.P. (collectively, "Starwood Capital") have been exchanged for paired shares, the pro forma amount outstanding at June 30, 1995 would be 19,753,236 paired shares.

STARWOOD LODGING TRUST AND STARWOOD LODGING CORPORATION
COMBINED BALANCE SHEETS

                                                          June 30,        December 31,
                                                            1995              1994
                                                       -------------      -------------
                                                         (Unaudited)
ASSETS

Hotel assets held for sale, net ..................     $   8,411,000      $   8,585,000
Hotel assets, net ................................       184,437,000        142,600,000
                                                       -------------      -------------
                                                         192,848,000        151,185,000
Mortgage notes receivable, net ...................        62,422,000         14,049,000
Investment in joint venture hotel properties .....           274,000            262,000
                                                       -------------      -------------
      Total real estate investments ..............       255,544,000        165,496,000
Cash and cash equivalents ........................        10,303,000          5,065,000
Accounts receivable ..............................         6,805,000          4,040,000
Notes receivable, net ............................         1,587,000          1,627,000
Inventories, prepaid expenses and other assets ...        16,168,000          7,727,000
                                                       -------------      -------------
                                                       $ 290,407,000      $ 183,955,000
                                                       =============      =============
LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
Secured notes payable and revolving line of credit     $ 130,055,000      $ 113,896,000
Mortgage and other notes payable .................        76,821,000         46,586,000
Accounts payable and other liabilities ...........        13,393,000         14,765,000
                                                       -------------      -------------
                                                         220,269,000        175,247,000
                                                       -------------      -------------
Commitments and contingencies

MINORITY INTEREST ................................        52,333,000
                                                       -------------
SHAREHOLDERS' EQUITY
Trust shares of beneficial interest,
   $0.01 par value; authorized
   100,000,000 shares; outstanding
   2,022,158 shares ..............................            20,000         12,133,000
Corporation common stock,
   $0.01 par value; authorized 100,000,000 shares;
   outstanding 2,022,158 shares ..................            20,000          1,213,000
Additional paid-in capital .......................       231,328,000        210,251,000
Accumulated deficit ..............................      (213,563,000)      (214,889,000)
                                                       -------------      -------------
                                                          17,805,000          8,708,000
                                                       -------------      -------------
                                                       $ 290,407,000      $ 183,955,000
                                                       =============      =============

See accompanying notes to financial statements.

STARWOOD LODGING TRUST AND STARWOOD LODGING CORPORATION
COMBINED STATEMENTS OF OPERATIONS
(Unaudited)

                                                                   Three Months Ended June 30,
                                                                   ---------------------------
                                                                       1995            1994
                                                                   -----------     -----------
REVENUE
Hotel ........................................................     $26,804,000     $21,308,000
Gaming .......................................................       7,147,000       7,125,000
Interest from mortgage and other notes .......................       2,555,000         407,000
Rents from leased hotel properties
  and income from joint ventures .............................         228,000         313,000
Management fees and other ....................................         896,000         249,000
Gain (loss) on sales of hotel assets .........................                         592,000
                                                                   -----------     -----------
                                                                    37,630,000      29,994,000
                                                                   -----------     -----------
EXPENSES

Hotel operations .............................................      18,077,000      15,556,000
Gaming operations ............................................       6,312,000       6,166,000
Interest .....................................................       4,910,000       4,333,000
Depreciation and amortization ................................       3,322,000       1,947,000
Administrative and operating .................................       1,382,000       1,059,000
                                                                   -----------     -----------
                                                                    34,003,000      29,061,000
                                                                   -----------     -----------

Income before minority interest ..............................       3,627,000         933,000
Minority interest ............................................       2,649,000
                                                                   -----------     -----------

                                                    NET INCOME     $   978,000     $   933,000
                                                                   ===========     ===========

                                   NET INCOME PER PAIRED SHARE     $      0.48     $      0.42
                                                                   ===========     ===========

                      Weighted average number of paired shares       2,022,158       2,190,611
                                                                   ===========     ===========

See accompanying notes to financial statements.

STARWOOD LODGING TRUST AND STARWOOD LODGING CORPORATION
COMBINED STATEMENTS OF OPERATIONS
(Unaudited)

                                                                       Six Months Ended June 30,
                                                                   ------------------------------
                                                                        1995              1994
                                                                   ------------      ------------
REVENUE
Hotel ........................................................     $ 49,585,000      $ 41,894,000
Gaming .......................................................       13,816,000        14,313,000
Interest from mortgage and other notes .......................        5,136,000           762,000
Rents from leased hotel properties
  and income from joint ventures .............................          387,000           463,000
Management fees and other ....................................          957,000           308,000
Gain (loss) on sales of hotel assets .........................         (113,000)          592,000
                                                                   ------------      ------------
                                                                     69,768,000        58,332,000
                                                                   ------------      ------------

EXPENSES
Hotel operations .............................................       34,357,000        31,124,000
Gaming operations ............................................       12,333,000        12,159,000
Interest .....................................................       10,737,000         8,458,000
Depreciation and amortization ................................        6,185,000         4,013,000
Administrative and operating .................................        2,450,000         1,980,000
                                                                   ------------      ------------
                                                                     66,062,000        57,734,000
                                                                   ------------      ------------

Income before extraordinary item and minority interest .......        3,706,000           598,000
Minority interest before extraordinary item ..................        2,743,000
                                                                   ------------      ------------

                                                                        963,000           598,000
Extraordinary item (net of $921,000 minority interest) .......          363,000
                                                                   ------------      ------------

                                                    NET INCOME     $  1,326,000      $    598,000
                                                                   ============      ============

EARNINGS PER PAIRED SHARE
Income before extraordinary item                                   $       0.48      $       0.27
Extraordinary item                                                         0.18
                                                                   ------------      ------------
                                   NET INCOME PER PAIRED SHARE     $       0.66      $       0.27
                                                                   ============      ============

                      Weighted average number of paired shares        2,022,158         2,193,740
                                                                   ============      ============

See accompanying notes to financial statements.

STARWOOD LODGING TRUST AND STARWOOD LODGING CORPORATION
COMBINED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                                 Six Months Ended June 30,
                                                              ------------------------------
                                                                   1995             1994
                                                              ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income ..............................................     $  1,326,000      $    598,000
Adjustments to reconcile net income to net cash
  provided by operating activities:
  Minority interest .....................................        3,664,000
  Extraordinary item ....................................       (1,284,000)
  Depreciation and amortization .........................        6,185,000         4,013,000
  Accretion of discount .................................       (1,518,000)
  Deferred interest .....................................          649,000         1,339,000
  (Gain) loss on sales of hotel assets ..................          113,000          (592,000)
Changes in assets and liabilities:
  Accounts receivable, inventories,
    prepaid expenses and other assets ...................       (9,773,000)       (1,332,000)
  Accounts payable and other liabilities ................        1,747,000        (1,405,000)
                                                              ------------      ------------
      Net cash provided by operating activities .........        1,109,000         2,621,000
                                                              ------------      ------------
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to hotel assets ...............................      (12,421,000)       (1,098,000)
Net proceeds from sales of assets .......................                          3,674,000
Principal received on notes receivable ..................        2,322,000           846,000
Reorganization costs ....................................       (2,786,000)
                                                              ------------      ------------
      Net cash provided by (used in) investing activities      (12,885,000)        3,422,000
                                                              ------------      ------------
CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on mortgage and other notes payable ..      (33,679,000)         (807,000)
Increase (decrease) in secured notes
  payable and revolving line of credit ..................       27,156,000        (6,044,000)
Limited partner capital contributions ...................       14,860,000
Borrowings under mortgage and other notes ...............        9,977,000         3,300,000
Purchase of warrants ....................................       (1,300,000)
Principal received on share purchase notes ..............                             11,000
                                                              ------------      ------------
      Net cash provided by (used in) financing activities       17,014,000        (3,540,000)
                                                              ------------      ------------

INCREASE IN CASH AND CASH EQUIVALENTS ...................        5,238,000         2,503,000
CASH AND CASH EQUIVALENTS
  AT BEGINNING OF PERIOD ................................        5,065,000         5,652,000
                                                              ------------      ------------
CASH AND CASH EQUIVALENTS
  AT END OF PERIOD ......................................     $ 10,303,000      $  8,155,000
                                                              ============      ============

See accompanying notes to financial statements.

STARWOOD LODGING TRUST
BALANCE SHEETS

                                                         June 30,          December 31,
                                                           1995                1994
                                                       -------------      -------------
                                                        (Unaudited)
ASSETS

Hotel assets held for sale, net ..................     $   8,159,000      $   8,281,000
Hotel assets, net ................................       147,337,000        108,428,000
                                                       -------------      -------------
                                                         155,496,000        116,709,000
Mortgage notes receivable, net ...................        62,422,000         14,049,000
Investment in joint venture hotel properties .....           257,000            240,000
                                                       -------------      -------------
      Total real estate investments ..............       218,175,000        130,998,000
Cash and cash equivalents ........................         2,443,000            255,000
Accounts receivable ..............................         1,778,000            698,000
Notes receivable - Corporation ...................        29,528,000         26,916,000
Notes receivable, net ............................           992,000          1,004,000
Inventories, prepaid expenses and other assets ...         9,281,000          2,374,000
                                                       -------------      -------------
                                                       $ 262,197,000      $ 162,245,000
                                                       =============      =============
LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
Secured notes payable and revolving line of credit     $ 130,055,000      $ 113,896,000
Mortgage and other notes payable .................        63,514,000         32,838,000
Accounts payable and other liabilities ...........         4,090,000          5,061,000
                                                       -------------      -------------
                                                         197,659,000        151,795,000
                                                       -------------      -------------
Commitments and contingencies

MINORITY INTEREST                                         48,155,000
                                                       -------------
SHAREHOLDERS' EQUITY
Trust shares of beneficial interest,
   $0.01 par value; authorized
   100,000,000 shares; outstanding
   2,022,158 shares ..............................            20,000         12,133,000
Additional paid-in capital .......................       162,893,000        146,059,000
Accumulated deficit ..............................      (146,530,000)      (147,742,000)
                                                       -------------      -------------
                                                          16,383,000         10,450,000
                                                       -------------      -------------
                                                       $ 262,197,000      $ 162,245,000
                                                       =============      =============

See accompanying notes to financial statements.

STARWOOD LODGING TRUST
STATEMENTS OF OPERATIONS
(Unaudited)

                                                                  Three Months Ended June 30,
                                                                  ---------------------------
                                                                      1995           1994
                                                                   ----------     ----------
REVENUE
Rents from Corporation .......................................     $5,805,000     $4,143,000
Interest from Corporation ....................................        802,000        426,000
Interest from mortgage and other notes .......................      2,547,000        399,000
Rents from other leased hotel properties
  and income from joint ventures .............................        228,000        313,000
Management fees and other ....................................         66,000         93,000
Gain (loss) on sales of hotel assets .........................                       579,000
                                                                   ----------     ----------
                                                                    9,448,000      5,953,000
                                                                   ----------     ----------
EXPENSES

Interest .....................................................      4,599,000      3,996,000
Depreciation and amortization ................................      2,227,000      1,313,000
Administrative and operating .................................        418,000        356,000
                                                                   ----------     ----------
                                                                    7,244,000      5,665,000
                                                                   ----------     ----------

Income before minority interest ..............................      2,204,000        288,000
Minority interest ............................................      1,644,000
                                                                   ----------     ----------

                                                    NET INCOME     $  560,000     $  288,000
                                                                   ==========     ==========

                                   NET INCOME PER PAIRED SHARE     $     0.28     $     0.13
                                                                   ==========     ==========

                      Weighted average number of paired shares      2,022,158      2,190,611
                                                                   ==========     ==========

See accompanying notes to financial statements.

STARWOOD LODGING TRUST
STATEMENTS OF OPERATIONS
(Unaudited)

                                                                       Six Months Ended June 30,
                                                                   ------------------------------
                                                                        1995              1994
                                                                   ------------      ------------
REVENUE
Rents from Corporation .......................................     $ 10,968,000      $  8,456,000
Interest from Corporation ....................................        1,569,000           841,000
Interest from mortgage and other notes .......................        5,113,000           738,000
Rents from other leased hotel properties
  and income from joint ventures .............................          387,000           463,000
Management fees and other ....................................          100,000           119,000
Gain (loss) on sales of hotel assets .........................         (113,000)          579,000
                                                                   ------------      ------------
                                                                     18,024,000        11,196,000
                                                                   ------------      ------------
EXPENSES

Interest .....................................................       10,108,000         7,775,000
Depreciation and amortization ................................        3,918,000         2,565,000
Administrative and operating .................................          773,000           722,000
                                                                   ------------      ------------
                                                                     14,799,000        11,062,000
                                                                   ------------      ------------

Income before extraordinary item and minority interest .......        3,225,000           134,000
Minority interest before extraordinary item ..................        2,376,000
                                                                   ------------      ------------

                                                                        849,000           134,000
Extraordinary item (net of $921,000 minority interest) .......          363,000
                                                                   ------------      ------------

                                                    NET INCOME     $  1,212,000      $    134,000
                                                                   ------------      ------------
EARNINGS PER SHARE
Income before extraordinary item                                   $       0.42      $       0.06
Extraordinary item                                                         0.18
                                                                   ============      ============
                                   NET INCOME PER PAIRED SHARE     $       0.60      $       0.06
                                                                   ============      ============

                      Weighted average number of paired shares        2,022,158         2,193,740
                                                                   ============      ============

See accompanying notes to financial statements.

STARWOOD LODGING TRUST
STATEMENTS OF CASH FLOWS
(Unaudited)

                                                                  Six Months Ended June 30,
                                                              ------------------------------
                                                                   1995              1994
                                                              ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income ..............................................     $  1,212,000      $    134,000
Adjustments to reconcile net income to net cash
  provided by operating activities:
  Minority interest .....................................        3,297,000
  Extraordinary item ....................................       (1,284,000)
  Depreciation and amortization .........................        3,918,000         2,565,000
  Accretion of discount .................................       (1,518,000)
  Deferred interest .....................................          649,000         1,339,000
  Deferred interest - Corporation .......................         (939,000)
  Gain (loss) on sales of hotel assets ..................          113,000          (579,000)
Changes in assets and liabilities:
  Accounts receivable, inventories,
    prepaid expenses and other assets ...................       (7,125,000)          169,000
  Accounts payable and other liabilities ................        1,781,000        (1,426,000)
                                                              ------------      ------------
      Net cash provided by operating activities .........          104,000         2,202,000
                                                              ------------      ------------
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to hotel assets ...............................      (11,835,000)         (763,000)
Net proceeds from sales of assets .......................                          3,668,000
Principal received on notes receivable ..................        2,294,000           805,000
Reorganization costs ....................................       (1,393,000)
Net changes in notes receivable - Corporation ...........       (1,673,000)       (2,049,000)
                                                              ------------      ------------
      Net cash provided by (used in) investing activities      (12,607,000)        1,661,000
                                                              ------------      ------------
CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on mortgage and other notes payable ..      (33,175,000)         (580,000)
Increase (decrease) in secured notes
  payable and revolving line of credit ..................       27,156,000        (6,044,000)
Limited partner capital contributions ...................       11,968,000
Borrowings under mortgage and other notes ...............        9,977,000         3,300,000
Purchase of warrants ....................................       (1,235,000)
Principal received on share purchase notes ..............                             11,000
                                                              ------------      ------------
      Net cash provided by (used in) financing activities       14,691,000        (3,313,000)
                                                              ------------      ------------

INCREASE IN CASH AND CASH EQUIVALENTS ...................        2,188,000           550,000
CASH AND CASH EQUIVALENTS
  AT BEGINNING OF PERIOD ................................          255,000           918,000
                                                              ------------      ------------
CASH AND CASH EQUIVALENTS
  AT END OF PERIOD ......................................     $  2,443,000      $  1,468,000
                                                              ============      ============

See accompanying notes to financial statements.

STARWOOD LODGING CORPORATION
BALANCE SHEETS

                                                         June 30,        December 31,
                                                           1995              1994
                                                       ------------      ------------
                                                        (Unaudited)
ASSETS

Hotel assets held for sale, net ..................     $    252,000      $    304,000
Hotel assets, net ................................       37,100,000        34,172,000
                                                       ------------      ------------
                                                         37,352,000        34,476,000
Investment in joint venture hotel properties .....           17,000            22,000
                                                       ------------      ------------
      Total real estate investments ..............       37,369,000        34,498,000
Cash and cash equivalents ........................        7,860,000         4,810,000
Accounts receivable ..............................        5,027,000         3,342,000
Notes receivable, net ............................          595,000           623,000
Inventories, prepaid expenses and other assets ...        6,887,000         5,353,000
                                                       ------------      ------------
                                                       $ 57,738,000      $ 48,626,000
                                                       ============      ============
LIABILITIES AND SHAREHOLDERS'
  EQUITY (DEFICIT)

LIABILITIES
Mortgage and other notes payable .................     $ 13,307,000      $ 13,748,000
Notes payable - Trust ............................       29,528,000        26,916,000
Accounts payable and other liabilities ...........        9,303,000         9,704,000
                                                       ------------      ------------
                                                         52,138,000        50,368,000
                                                       ------------      ------------
Commitments and contingencies

MINORITY INTEREST ................................        4,178,000
                                                       ------------
SHAREHOLDERS' EQUITY (DEFICIT)
Corporation common stock,
   $0.01 par value; authorized 100,000,000 shares;
   outstanding 2,022,158 shares ..................           20,000         1,213,000
Additional paid-in capital .......................       68,435,000        64,192,000
Accumulated deficit ..............................      (67,033,000)      (67,147,000)
                                                       ------------      ------------
                                                          1,422,000        (1,742,000)
                                                       ------------      ------------
                                                       $ 57,738,000      $ 48,626,000
                                                       ============      ============

See accompanying notes to financial statements.

STARWOOD LODGING CORPORATION
STATEMENTS OF OPERATIONS
(Unaudited)

                                                                   Three Months Ended June 30,
                                                                   ---------------------------
                                                                      1995            1994
                                                                   -----------     -----------
REVENUE
Hotel ........................................................     $26,804,000     $21,308,000
Gaming .......................................................       7,147,000       7,125,000
Interest from mortgage and other notes .......................           8,000           8,000
Management fees and other ....................................         830,000         156,000
Gain on sales of hotel assets ................................                          13,000
                                                                   -----------     -----------
                                                                    34,789,000      28,610,000
                                                                   -----------     -----------
EXPENSES
Hotel operations .............................................      18,077,000      15,556,000
Gaming operations ............................................       6,312,000       6,166,000
Rent - Trust .................................................       5,805,000       4,143,000
Interest - Trust .............................................         802,000         426,000
Interest - other .............................................         311,000         337,000
Depreciation and amortization ................................       1,095,000         634,000
Administrative and operating .................................         964,000         703,000
                                                                   -----------     -----------
                                                                    33,366,000      27,965,000
                                                                   -----------     -----------
Income before minority interest ..............................       1,423,000         645,000
Minority interest ............................................       1,005,000
                                                                   -----------     -----------

                                                    NET INCOME     $   418,000     $   645,000
                                                                   ===========     ===========

                                   NET INCOME PER PAIRED SHARE     $      0.21     $      0.29
                                                                   ===========     ===========

                      Weighted average number of paired shares       2,022,158       2,190,611
                                                                   ===========     ===========

See accompanying notes to financial statements.

STARWOOD LODGING CORPORATION
STATEMENTS OF OPERATIONS
(Unaudited)

                                                                    Six Months Ended June 30,
                                                                   ---------------------------
                                                                       1995            1994
                                                                   -----------     -----------
REVENUE
Hotel ........................................................     $49,585,000     $41,894,000
Gaming .......................................................      13,816,000      14,313,000
Interest from mortgage and other notes .......................          23,000          24,000
Management fees and other ....................................         857,000         189,000
Gain on sales of hotel assets ................................                          13,000
                                                                   -----------     -----------
                                                                    64,281,000      56,433,000
                                                                   -----------     -----------
EXPENSES
Hotel operations .............................................      34,357,000      31,124,000
Gaming operations ............................................      12,333,000      12,159,000
Rent - Trust .................................................      10,968,000       8,456,000
Interest - Trust .............................................       1,569,000         841,000
Interest - other .............................................         629,000         683,000
Depreciation and amortization ................................       2,267,000       1,448,000
Administrative and operating .................................       1,677,000       1,258,000
                                                                   -----------     -----------
                                                                    63,800,000      55,969,000
                                                                   -----------     -----------

Income before minority interest ..............................         481,000         464,000
Minority interest ............................................         367,000
                                                                   -----------     -----------

                                                    NET INCOME     $   114,000     $   464,000
                                                                   ===========     ===========

                                   NET INCOME PER PAIRED SHARE     $      0.06     $      0.21
                                                                   ===========     ===========

                      Weighted average number of paired shares       2,022,158       2,193,740
                                                                   ===========     ===========

See accompanying notes to financial statements.

STARWOOD LODGING CORPORATION
STATEMENTS OF CASH FLOWS
(Unaudited)

                                                             Six Months Ended June 30,
                                                           ----------------------------
                                                               1995             1994
                                                           -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income ...........................................     $   114,000      $   464,000
Adjustments to reconcile net income to net cash
  provided by operating activities:
  Minority interest ..................................         367,000
  Depreciation and amortization ......................       2,267,000        1,448,000
  Deferred interest - Trust ..........................         939,000
  Gain on sales of hotel assets ......................                          (13,000)
Changes in assets and liabilities:
  Accounts receivable, inventories,
    prepaid expenses and other assets ................      (2,648,000)      (1,501,000)
  Accounts payable and other liabilities .............         (34,000)          21,000
                                                           -----------      -----------
      Net cash provided by operating activities ......       1,005,000          419,000
                                                           -----------      -----------
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to hotel assets ............................        (586,000)        (335,000)
Net proceeds from sales of assets ....................                            6,000
Principal received on notes receivable ...............          28,000           41,000
Reorganization costs .................................      (1,393,000)
                                                           -----------      -----------
      Net cash used in investing activities ..........      (1,951,000)        (288,000)
                                                           -----------      -----------
CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on mortgage and other notes payable        (504,000)        (227,000)
Limited partner capital contributions ................       2,892,000
Purchase of warrants .................................         (65,000)
Net changes in notes payable - Trust .................       1,673,000        2,049,000
                                                           -----------      -----------
      Net cash provided by financing activities ......       3,996,000        1,822,000
                                                           -----------      -----------

INCREASE IN CASH AND CASH EQUIVALENTS ................       3,050,000        1,953,000
CASH AND CASH EQUIVALENTS
  AT BEGINNING OF PERIOD .............................       4,810,000        4,734,000
                                                           -----------      -----------
CASH AND CASH EQUIVALENTS
  AT END OF PERIOD ...................................     $ 7,860,000      $ 6,687,000
                                                           ===========      ===========

See accompanying notes to financial statements.

                           STARWOOD LODGING TRUST AND
                          STARWOOD LODGING CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

NOTE 1.  INTERIM FINANCIAL STATEMENTS

         The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q which mandate adherence to Rule 10-01 of Regulation S-X. Accordingly, these statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management of the Trust and the Corporation, all adjustments necessary for a fair presentation, consisting of normal recurring accruals, have been included. The financial statements presented herein have been prepared in accordance with the accounting policies described in the Registrants' Joint Annual Report on Form 10-K for the year ended December 31, 1994 and should be read in conjunction therewith.

NOTE 2.  BASIS OF PRESENTATION

         The Trust and the Corporation each have unilateral control of one of the Partnerships and therefore, the historical financial statements of the Partnerships are consolidated with those of the Trust and the Corporation. Paired share information has been adjusted to reflect a one-for-six reverse stock split effective June 19, 1995.

NOTE 3.  EQUITY OFFERING

         On July 6, 1995, the Trust and the Corporation completed the Offering of 11,787,500 paired shares. Net proceeds from the Offering of approximately $252.1 million together with proceeds from the Financing and cash on hand were used as follows: approximately $206.5 million was used to repay existing indebtedness, including $10 million which was used by the Trust to purchase the first trust deed on the Corporation's Milwaukee hotel, and approximately $53.8 million was used for the acquisition of the 462-room Sheraton Colony Square in Atlanta, Georgia and the 224-room Embassy Suites in Tempe, Arizona.

NOTE 4.  PRO FORMA FINANCIAL INFORMATION

         The following unaudited pro forma separate and combined condensed financial information for the three and six months ended June 30, 1995 and 1994 is presented as if the previously disclosed reorganization with Starwood Capital which was effective January 1, 1995 (the "Reorganization"), the Offering and certain property acquisitions had occurred on January 1 of each of the respective periods.

                                        Three Months Ended June 30, 1995
                                -----------------------------------------------
                                    Trust         Corporation        Combined
                                ------------     ------------      ------------
Revenues                        $ 12,330,000     $ 40,655,000      $ 43,496,000
Net income (loss)               $  6,235,000     $    (21,000)     $  6,237,000
Net income (loss) per share     $       0.45     $      (0.00)     $       0.45

                                         Six Months Ended June 30, 1995
                                -----------------------------------------------
                                    Trust        Corporation        Combined
                                ------------     -----------       ------------
Revenues                        $ 22,821,000     $ 78,274,000      $ 83,761,000
Net income (loss)               $ 11,479,000     $   (264,000)     $ 11,216,000
Net income (loss) per share     $       0.83     $      (0.02)     $       0.81

                                       Three Months Ended June 30, 1994
                                ----------------------------------------------
                                    Trust       Corporation         Combined
                                -----------     -----------        -----------
Revenues                        $10,740,000     $38,705,000        $42,041,000
Net income                      $ 5,353,000     $   252,000        $ 5,605,000
Net income per share            $      0.39     $      0.02        $      0.41

                                         Six Months Ended June 30, 1994
                                -----------------------------------------------
                                    Trust        Corporation          Combined
                                ------------     ------------      ------------
Revenues                        $ 21,042,000     $ 77,317,000      $ 83,266,000
Net income (loss)               $ 10,436,000     $   (701,000)     $  9,735,000
Net income (loss) per share     $       0.76     $      (0.05)     $       0.71

NOTE 5.  EXTRAORDINARY ITEM

         Effective January 28, 1993, the Trust restructured its debt under the terms of a Credit Agreement dated January 28, 1993 (the "Prior Credit Agreement"). Management concluded that this debt restructuring represented a "troubled debt restructuring" as defined under generally accepted accounting principles, and accordingly, upon execution of the Prior Credit Agreement, accrued all known current or future identifiable debt restructuring costs as of December 31, 1992. In the first quarter of 1995, upon execution of an Amended and Restated Credit Agreement (the "New Credit Agreement"), the Realty Partnership recognized extraordinary income of $1,284,000 relating to the extinguishment of the debt under the terms of the Prior Credit Agreement, representing the remaining amount of the accrual recorded at March 24, 1995.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following Management's Discussion and Analysis should be read in conjunction with the Management's Discussion and Analysis included in the Companies' Joint Annual Reports on Form 10-K for the year ended December 31, 1994 and the Companies' Joint Annual Report on Form 10-Q for the quarter ended March 31, 1995.

COMBINED PRO FORMA RESULTS OF OPERATIONS

         On a pro forma basis (which reflects pro forma adjustments for the 168-room Omni Hotel located in Chapel Hill, North Carolina prior to its acquisition in April 1995; for the 224-room all suite Embassy Suites located in Tempe, Arizona and the 462-room Sheraton Colony Square located in Atlanta, Georgia both acquired in July 1995; and, for the Offering) combined pro forma net income of the Companies for the six and three months ended June 30, 1995 was $11.2 million and $6.2 million, respectively, as compared to pro forma net income of $9.7 million and $5.6 million for the corresponding periods in 1994.

         During the six months ended June 30, 1995, pro forma hotel revenues, as compared with pro forma amounts for the corresponding period in 1994, increased by $800,000, or 1.3%, to $63.6 million, and hotel expenses decreased by $2.3 million, or 5.0%, to $43.3 million. During the quarter ended June 30, 1995, pro forma hotel revenues increased by $1.3 million, or 4.1%, to $32.7 million, and hotel expenses remained consistent at $22.0 million compared with the prior quarter.

         Included in the six and three months ended June 30, 1994 are hotel revenues of $5.0 million and $2.5 million, respectively, and hotel expenses of $4.6 million and $2.3 million, respectively, from properties sold during 1994. Excluding the prior year results from these properties, pro forma hotel revenues, as compared with pro forma amounts for the corresponding six months in 1994, increased by $5.8 million, or 10.0%, to $63.6 million, and hotel expenses increased by $2.3 million, or 5.6%, to $43.3 million. During the quarter ended June 30, 1995, excluding the prior year results from sold properties, pro forma hotel revenues increased by $3.8 million, or 13.1%, to $32.7 million, and hotel expenses increased by $2.3 million, or 11.7% compared with the corresponding quarter.

         The following table summarizes average occupancy, average room rates and revenue per available room (REVPAR) on a pro forma basis, excluding sold properties and non-gaming properties for the six and three months ended June 30, 1995.

                                                        SIX MONTHS ENDED                 THREE MONTHS ENDED
                                                            JUNE 30,                          JUNE 30,
                                                     ----------------------             ---------------------
                                                      1995            1994               1995           1994
                                                      ----            ----               ----           ----
Occupancy rate .............................          70.2%           68.4%              72.9%          70.7%
Average room rate ..........................         $69.64          $66.04             $69.13         $64.75
Revenue per available room .................         $48.91          $45.20             $50.42         $45.80
REVPAR % change                                        8.2%                              10.1%

        Hotel expenses as a percentage of hotel revenues decreased from 72.6% to 68.1% and 70.1% to 67.3%, respectively, for the six and three months ended June 30, 1995. Net operating income from hotel operations for the six and three months ended June 30, 1995 increased 18.0%, from $17.2 million to $20.3 million, and 13.8%, from $9.4 million to $10.7 million, respectively, in the same periods.

        Excluding the results of properties sold in 1994, hotel expenses as a percentage of hotel revenues decreased from 70.9% to 68.1% and from 68.2% to 67.3%, respectively, for the six and three months ended June 30, 1995. Net operating income from hotel operations for the six and three months ended June 30, 1995 increased 20.8%, from $16.8 million to $20.3 million, and 16.3%, from $9.2 million to $10.7 million, respectively, in the same periods.

PRO FORMA FUNDS FROM OPERATIONS (FFO)

        Management believes that FFO is one measure of the financial performance of an equity REIT such as the Trust. For the six and three months ended June 30, 1995, FFO for the Trust and the Corporation combined, on a pro forma basis, increased to $24.8 million from $22.3 million for the corresponding period in 1995; and, for the quarter ended June 30, 1995 to $13.2 million from $11.9 million for the corresponding period in 1994. The following table shows the calculation of pro forma funds from operations for the Trust and the Corporation combined for the indicated periods:

                                                              Six Months Ended             Three Months Ended
                                                                  June 30,                      June 30,
                                                            -----------------------        ----------------------
                                                             1995             1994          1995            1994
                                                             ----             ----          ----            ----
                                                                               (in thousands)
Income before minority interest and
  extraordinary item ................................       $16,043         $13,925        $ 8,922        $ 8,018
Depreciation and amortization, net of
  amortization of financing costs ...................         8,676           8,999          4,250          4,440
Loss on sales of hotel assets .......................           113            (592)                         (592)
                                                            -------         ------         -------        -------
                                  FUNDS FROM OPERATIONS     $24,832         $22,332        $13,172        $11,866
                                                            =======         ======         =======        =======

FFO from properties sold during 1994 was $360,000 and $127,000 for the six and three month periods ended June 30, 1994.

Pro forma FFO, excluding properties sold in 1994, for the six and three months ended June 30, 1995, increased $13.0% from $22.0 million to $24.8 million and 12.2% from $11.9 million to $13.2 million, respectively, in the corresponding periods.

HISTORICAL RESULTS OF OPERATIONS FOR THE SIX AND THREE MONTHS ENDED JUNE 30, 1995 AND 1994

Trust:

         Rents from the Corporation, which are based in part on hotel revenues, increased $2.5 million and $1.7 million for the six and three months ended June 30, 1995, respectively, as compared to the corresponding periods of 1994. The increases are primarily the result of rents earned by the Realty Partnership on four hotels contributed by Starwood Capital to the Realty and Operating Partnerships in January 1995 and the Omni Hotel located in Chapel Hill, North Carolina, acquired by the Partnerships in April 1995. The four contributed hotels (the Doubletree Hotel located in Rancho Bernardo, California; the Capitol Hill Suites located in Washington, D.C.; the Harvey Wichita located in Wichita, Kansas; and the French Quarter Suites located in Lexington, Kentucky) and the Omni Hotel accounted for increased rents of $2.5 million and $1.5 million, respectively, for the six and three months ended June 30, 1995. In addition, rents earned by the Trust from continuously owned properties leased by the Corporation increased $483,000 and $368,000, respectively. These increases were offset by a decrease in rents of $453,000 and $200,000, respectively, resulting from the sale of hotels in Austin, Texas (May 1994), Brunswick, Georgia and New Port Richey, Florida (August 1994), and Fayetteville, North Carolina and Jacksonville, Florida (November 1994).

         Interest from the Corporation increased by $728,000 and $376,000 for the six and three months ended June 30, 1995, respectively, as compared to the corresponding periods of 1994. The increase in interest income is primarily a result of interest on unsecured notes from the Corporation having an average balance of $11.5 million and bearing interest at prime plus two percent for the six month period ended June 30, 1995. A moratorium on the payment of interest on such unsecured notes was in effect throughout 1994.

         Interest from mortgage and other notes amounted to $5,113,000 and $2,547,000, respectively, for the six and three months ended June 30, 1995, as compared to $738,000 and $399,000, respectively, for the corresponding periods in 1994. The increases primarily resulted from the contribution of notes receivable by Starwood Capital to the Realty Partnership in the Reorganization effective January 1, 1995.

         Interest expense increased by $2.3 million and $603,000 for the six and three months ended June 30, 1995 as compared to the corresponding period of 1994. The increases are due to additional notes payable assumed by the Realty Partnership in the Reorganization offset by mortgage notes retired in the first quarter of 1995, which were secured by the Phoenix, Arizona and Bay City, Michigan properties.

         Depreciation and amortization expense increased by $1.4 million and $914,000 during the six and three months ended June 30, 1995, respectively, as compared to the corresponding periods of 1994, principally due to the above mentioned property contributions and to the amortization of reorganization and financing costs offset by the above mentioned property sales.

         Administrative and operating expenses increased during the six and three months ended June 30, 1995 compared to the corresponding period in 1994 primarily due to an increase in payroll costs.

         Minority interest represents the interest of Starwood Capital in the Realty Partnership for the six and three months ended June 30, 1995.

Corporation:

         Hotel revenues increased by $7.7 million and $5.5 million for the six and three months ended June 30, 1995, respectively, as compared to the corresponding periods of 1994. The addition of the four contributed properties and the Omni Hotel as discussed above resulted in increases in hotel revenues of $10.7 million and $6.3 million, respectively, for the six and three month periods ended June 30, 1995. The Milwaukee, Wisconsin property, for which a $4.5 million renovation was completed in the first quarter of 1994, accounted for increases of $749,000 and $360,000, respectively, for the same periods. These increases were offset by the hotel sales discussed above resulting in decreased revenues of $5.0 million and $2.4 million, respectively; as well as $1.3 million and $30,000, respectively, resulting from the termination of the Marriott franchise agreement at the Dallas, Texas property as discussed below. The remaining increases of $2.6 million and $1.2 million for the six and three months ended June 30, 1995, respectively, are attributable to continuously owned properties.

         The following table summarizes average occupancy and average room rates for non-gaming properties which continue to be operated by the Corporation under lease from the Trust as of June 30, 1995:

                                                Six Months Ended          Three Months Ended
                                                    June 30,                    June 30,
                                             ---------------------       ---------------------
Continuously Owned Including Dallas:          1995           1994         1995           1994
-----------------------------------          -------       -------       -------       -------
Occupancy rate                                 68.8%         67.5%         72.5%         69.3%
Average room rate                            $ 61.86       $ 59.59       $ 62.00       $ 59.01
Revenue per available room                   $ 42.57       $ 40.21       $ 44.94       $ 40.92
REVPAR % change                                 5.9%                        9.8%

Continuously Owned Excluding Dallas:
-----------------------------------
Occupancy rate                                 73.8%         69.8%         77.2%         73.8%
Average room rate                            $ 62.14       $ 59.51       $ 62.36       $ 59.07
Revenue per available room                   $ 45.92       $ 41.53       $ 48.12       $ 43.60
REVPAR % change                                10.6%                       10.4%

All Hotels Including Hotels Contributed
---------------------------------------
  by Starwood Capital:
---------------------
Occupancy rate                                 68.9%         65.7%         72.5%         68.1%
Average room rate                            $ 64.89       $ 58.94       $ 65.65       $ 59.03
Revenue per available room                   $ 44.69       $ 38.72       $ 47.61       $ 40.17
REVPAR % change                                15.4%                       18.5%

         Management believes that the above increases in REVPAR for continuously owned hotels resulted primarily from increases in demand due to more favorable economic conditions which have created increased business and leisure travel throughout the United States while supply of hotel rooms has not increased as rapidly.

         Management believes that there are several important factors that contribute to the improved profitability of hotel properties, including increased average occupancy, average room rate and effective cost management. Hotel expenses for the first six months of 1995 were $34,357,000, or 69.3% of hotel revenues, as compared to $31,124,000, or 74.3% of hotel revenues, for the first six months of 1994. Hotel expenses were $18,077,000, or 67.4% of hotel revenues, as compared to $15,556,000, or 73.0% of hotel revenues, for the three months ended June 30, 1995 and 1994, respectively. The improvements (decreases) in hotel expenses as a percentage of hotel revenue are primarily due to (i) the termination of the third-party management agreements of the Albany, Georgia; Lexington, Kentucky and Dallas, Texas properties, (ii) the additional operating margin following the renovation of the Milwaukee Marriott, and (iii) because a substantial portion of the hotels' operating costs and expenses are generally fixed, the Corporation derived substantial operating leverage from increases in revenue.


         In March 1994 the franchise agreement and management agreement with Marriott Corporation for the Dallas property were terminated. The property is now being managed by the Corporation, is being operated as an independent hotel and has been renamed the Dallas Park Central Hotel. The Companies plan to commence an approximately $7.0 million major renovation and conversion of the Park Central Hotel to a Radisson to be completed in the second quarter of 1996. Revenues at the Dallas property decreased by $1.3 million and $30,000 for the six and three months ended June 30, 1995 compared to the corresponding periods in 1994.

         Gaming revenues for the first six months of 1995 as compared to the corresponding period of 1994 decreased by $497,000 or 3.5% to $13,816,000. Gaming revenues for the three months ended June 30, 1995 were comparable to the corresponding period of 1994. Management believes that the lower revenues at the two gaming facilities in the first quarter are a result of decreased travel to the Las Vegas area.

         Gaming expenses were $12,333,000 or 89.3% of gaming revenues as compared to $12,159,000 or 85.0% for the six months ended June 30, 1995 and 1994, respectively. Gaming expenses were $6,312,000 or 88.3% of gaming revenues as compared to $6,166,000, or 86.5%, for the three months ended June 30, 1995 and 1994, respectively. Management believes that lower win percentages have resulted in the increase in gaming expenses as a percentage of gaming revenues for the six and three months ended June 30, 1995.

         Included in management fees and other income for the quarter ended June 30, 1995 is $800,000 received by the Corporation for the termination of management contracts in connection with the settlement of certain shareholder actions against former officers of the Companies. (See Item 1 of Part II.)

         Administrative and operating expenses increased by $419,000 and $261,000, respectively, for the six and three months ended June 30, 1995, respectively, as compared to the corresponding periods of 1994. The increase for the six and three months ended June 30, 1995 is primarily a result of an increase in payroll costs.

         Depreciation and amortization expense increased by $819,000 and $461,000, respectively, for the six months and the three months ended June 30, 1995, respectively, as compared to the corresponding periods of 1994. The increases are primarily a result of the hotels contributed by Starwood Capital discussed above and amortization of reorganization costs.

         Minority interest represents the interest of Starwood Capital in the Operating Partnership for the six and three months ended June 30, 1995.

         For information with respect to rent and interest to the Trust during the six and three months ended June 30, 1995 and 1994, see "Trust" immediately above.

LIQUIDITY AND CAPITAL RESOURCES

         On a pro forma basis as of June 30, 1995, after giving effect to the Offering and the application of the net proceeds of the Offering, the Companies' indebtedness will consist primarily of $13.0 million outstanding pursuant to the Financing discussed below. The Companies' combined ratio of debt-to-total market capitalization would be approximately 2.7% on a pro forma basis.

         The Realty Partnership has entered into an agreement with Lehman Commercial Paper Inc., to provide a $45 million, 18-month financing facility secured by certain mortgage loans owned by the Realty Partnership (the "Financing"). Interest accrues at 1.5% over the one-month LIBOR for the first 12 months, and 1.75% over the one-month LIBOR thereafter. Subsequent to June 30, 1995, the Realty Partnership borrowed $10 million under the financing.

         As part of their investment strategy, the Companies plan to acquire additional hotels. The Companies acquired the 168-room Omni Hotel located in Chapel Hill, North Carolina in April 1995, and acquired the 224-room Embassy Suites in Tempe, Arizona, and the 462-room Sheraton Colony Square in Atlanta, Georgia subsequent to June 30, 1995. Future acquisitions are expected to be funded through use of an acquisition facility or other borrowings and the issuance of additional Paired Shares or additional Partnership Units to raise additional equity capital.

         As previously discussed, the Companies intend to commence an approximately $7.0 million major renovation of the Dallas Park Central Hotel and conversion to a Radisson. Additionally, the Companies have planned an approximately $1.5 million renovation scheduled to begin in November 1995 on the Portland Riverside Inn. Major and minor renovations of other hotels are also being contemplated. Management believes the renovations should result in significant increases in REVPAR and profitability.

         The Companies are negotiating a 3-year, $160 million secured revolving credit (the "Acquisition Facility") under which the Companies, through the Partnerships, may borrow to finance the acquisition of additional hotel properties, hotel renovations, capital improvements and for general corporate purposes. Interest on amounts drawn under the Acquisition Facility are expected to be at 1.625% over the one, two or three month LIBOR. The Acquisition Facility will be secured by certain properties of the Companies and may be secured by other properties acquired by the Companies, all on a cross-collateralized basis.

         The Acquisition Facility may be retired in whole or in part from the proceeds of public or private issuances of equity or debt securities by the Companies and may be refinanced in whole or in part with fixed-rate financing. The closing of the Acquisition Facility is subject to a variety of conditions, including the negotiation of definitive documents and the syndication of $60 million of the facility amount.

         The source of capital to be used to fund the Companies' operating expenses, interest expense, recurring capital expenses and dividend payments by the Trust will be cash flow provided by operating activities. The Companies anticipate that their cash flow provided by operating activities will provide the necessary funds on a short and long term basis for their operating expenses, interest expense on outstanding indebtedness, recurring capital expenditures (estimated at $4.6 million for the twelve months ended June 30, 1995 based on five percent of pro forma room revenues of $91.7 million) and all distributions to shareholders by the Trust. The Trust intends to pay regular quarterly dividends commencing in the fourth quarter of 1995 for the quarter ending September 30, 1995. Sources of capital for major building renovations and expansions are expected to be: (i) excess funds from operations; (ii) additional debt financing, and (iii) additional equity raised in the public and private markets. The Companies intend to incur additional indebtedness in a manner consistent with their policy of maintaining a Ratio of Debt-to-Total Market Capitalization of not more than 50%. Management of each of the Trust and of the Corporation believes that it will have access to capital resources sufficient to satisfy the cash requirements of each of the Trust and the Corporation and to expand and develop their business in accordance with their strategy for future growth.

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

                  The two purported class actions were filed in the United States District Court for the Southern District of California in August 1991 and February 1992 against the Trust, the Corporation and certain current and former officers, Directors and Trustees. The complaint alleged fraud, violations of federal and California securities laws, the federal Racketeer Influenced and Corrupt Organizations Act and ERISA. The actions sought compensatory damages, rescission and/or treble and exemplary damages plus interest, costs and attorneys' fees and statutory damages under ERISA. The third action was filed in the Superior Court for the State of California for San Diego County in March 1992 against current and former officers, Directors and Trustees and alleged breach of fiduciary duty, gross negligence and corporate waste. The action sought compensatory damages, certain remuneration and costs.

                  The plaintiffs and defendants in the Shareholder Actions entered into stipulations of settlement providing for the release of all claims that were or might have been made in the Shareholder Actions and provided for a $3,250,000 cash settlement fund which, after payment of fees and expenses of plaintiffs' counsel, will be distributed to the certified plaintiff classes. The Trust and the Corporation will pay $400,000 into the settlement fund, with the balance of the settlement being paid by the insurance company that issued the directors and officers policy applicable to the period to which the Shareholder Actions relate and by two former officers and Trustees of the Trust. The Trust and the Corporation have also agreed to pay the legal fees and other costs incurred prior to October 12, 1993 by the defendants in the Shareholder Actions. Holders of approximately 200,000 Paired Shares opted out of the settlement.

         The stipulation requires that the Trust's Board of Trustees and the Corporation's Board of Directors establish a joint transaction committee of independent Trustees and Directors to make recommendations to those Boards with respect to any transaction proposed in the future by management and having a fair market value of $20 million or more.

         In connection with the settlement of the Shareholder Actions, Messrs. Ronald Young and John Rothman and certain of their affiliated partnerships terminated the management agreements that existed between those partnerships and the Corporation's subsidiary, Western Host, Inc. (the "Management Contracts"), and Western Host has agreed not to dispute such action and has withdrawn as a general partner of two additional affiliated partnerships. In satisfaction of any damages that the Trust and the Corporation may incur as a result of the termination of the

Management Contracts, Messrs. Rothman and Young provided to the Trust and the Corporation an irrevocable letter of credit having a one-year term in the amount of $800,000. In the second quarter of 1995, the proceeds of the letter of credit were distributed to the Operating Partnership. Upon receipt of the proceeds from the letter of credit, the parties to the Management Contracts, Messrs. Rothman and Young and the Trust and the Corporation released all of their respective claims related to the termination of the Management Contracts.

                  Ross Agreement. In November 1994, Starwood Capital entered into an agreement (the "Ross Agreement") with Leonard Ross and his affiliates ("Ross"). Ross held approximately 9.8% of the outstanding Paired Shares and had opted out of the settlement by the Companies of the Shareholder Actions. In addition to preserving his rights to institute an action against the Companies with respect to the matters covered by such settlement, Ross had threatened to assert other alleged causes of action against the Companies.

                  The Ross Agreement was entered into in settlement of the threatened litigation by Ross and provides for an assignment to Starwood Capital of Ross' claims. Starwood Capital also received a proxy to vote Ross' Paired Shares and Starwood Capital has agreed to purchase those Paired Shares, at Ross' election, in a 60-day period beginning on December 15, 1995, at a price of $33.75 per Paired Share. Starwood Capital may also elect to purchase such Paired Shares at the same time and on the same terms. In December 1994, Ross sold 33,167, of the Paired Shares, which remain subject to such purchase agreement. Ross has agreed not to purchase or sell any Paired Shares during the period specified for the purchase of his Paired Shares and not more than 4.9% thereafter.

                  The Companies agreed to indemnify and hold harmless Starwood Capital (and its subsidiaries, affiliates and successors) against liabilities, losses or damages and reasonable out-of-pocket expenses incurred (i) in connection with any action, suit or proceeding brought by a holder of Paired Shares against Starwood Capital relating to the Reorganization or (ii) under or in respect of the Ross Agreement (other than, in each case, to the extent such liabilities, losses, damages or expenses arose from a breach by Starwood Capital of any agreement entered into in connection with the Reorganization, or the Ross Agreement or a breach of any fiduciary duty by Starwood Capital); provided that the aggregate indemnification obligation of the Companies under the provisions described in clause (ii) is limited to $1,800,000.

Item 2.  Changes in Securities

                  None.

Item 3.  Defaults Upon Senior Securities

                  None.

Item 4.  Submission of Matters to a Vote of Security Holders

                  None.

Item 5.  Other Information

                  On July 6, 1995, the Trust and the Corporation completed the Offering of 11,787,500 paired shares. Net proceeds from the Offering of approximately $252.1 million together with proceeds from the Financing and cash on hand were used as follows: approximately $206.5 million was used to repay existing indebtedness, including $10 million which was used by the Trust to purchase the first trust deed on the Corporation's Milwaukee hotel, and approximately $53.8 million was used for the acquisition of the 462-room Sheraton Colony Square in Atlanta, Georgia and the 224-room Embassy Suites in Tempe, Arizona.

Item 6.  Exhibits and Reports on Form 8-K
                  (b)  Reports on Form 8-K

                  None.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, each Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STARWOOD LODGING TRUST                           STARWOOD LODGING CORPORATION
Registrant                                       Registrant




/s/ JEFFREY C. LAPIN                             /s/ KENNETH J. BIEHL
--------------------------------------           -------------------------------
Jeffrey C. Lapin                                 Kenneth J. Biehl
President and Chief Operating Officer            Vice President and Controller
                                                 (Principal Accounting Officer)






Date:    August 14, 1995