Form 10-Q
period 1995-09-30
STARWOOD LODGING TRUST; STARWOOD LODGING CORP
filed 1995-11-14
CIK 48595, 316206

================================================================================


                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                   FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934

       For the quarterly period ended       September 30, 1995
                                      ------------------------------

                                      OR

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934

       For the transition period from           to
                                      ---------   ---------

           Commission File Number:  1-6828                             Commission File Number:  1-7959

                STARWOOD LODGING TRUST                                 STARWOOD LODGING CORPORATION
(Exact name of registrant as specified in its charter)    (Exact name of registrant as specified in its charter)

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



        Indicate by check mark whether the Registrants (1) have filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrants were required to file such reports), and (2) have been subject to
such filing requirements for the past 90 days. Yes    X       No ____ .

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

        13,809,658 Shares of Beneficial Interest, par value $0.01 per share, of Starwood Lodging Trust paired with 13,809,658 Shares of Common Stock, par value $0.01 per share, of Starwood Lodging Corporation, outstanding as of November 14, 1995.


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

                         INDEX TO FINANCIAL STATEMENTS

Starwood Lodging Trust and Starwood Lodging Corporation:

  Unaudited Combined Pro Forma Statements of Operations - for the three months and nine months ended September 30, 1995 and 1994

  Notes to Unaudited Combined Pro Forma Statements of Operations

Starwood Lodging Trust and Starwood Lodging Corporation:

  Combined Balance Sheets - As of September 30, 1995 and December 31, 1994 Combined Statements of Operations - For the three and nine months ended September 30, 1995 and 1994
  Combined Statements of Cash Flows - For the nine months ended September 30, 1995 and 1994

Starwood Lodging Trust:

  Balance Sheets - As of September 30, 1995 and December 31, 1994
  Statements of Operations - For the three and nine months
    ended September 30, 1995 and 1994
  Statements of Cash Flows - For the nine months ended September 30, 1995 and 1994

Starwood Lodging Corporation:

  Balance Sheets - As of September 30, 1995 and December 31, 1994
  Statements of Operations - For the three and nine months
    ended September 30, 1995 and 1994
  Statements of Cash Flows - For the nine months ended September 30, 1995 and 1994

  Notes to Financial Statements

STARWOOD LODGING TRUST AND STARWOOD LODGING CORPORATION
UNAUDITED COMBINED PRO FORMA STATEMENTS OF OPERATIONS


                                                             Three Months Ended September 30,
                                                            -----------------------------------
                                                                1995                    1994
                                                            -----------             -----------
REVENUE
Hotel   . . . . . . . . . . . . . . . . . . . .             $33,227,000             $30,139,000
Gaming  . . . . . . . . . . . . . . . . . . . .               6,559,000               6,781,000
Interest from mortgage and other notes  . . . .               2,868,000               2,884,000
Rents from leased hotel properties
  and income from joint ventures  . . . . . . .                 221,000                 242,000
Other income  . . . . . . . . . . . . . . . . .                 377,000                  87,000
Gain (loss) on sales of hotel assets  . . . . .                 (12,000)                 78,000
                                                            -----------             -----------
                                                             43,240,000              40,211,000
                                                            -----------             -----------
EXPENSES
Hotel operations  . . . . . . . . . . . . . . .              22,406,000              20,868,000
Gaming operations   . . . . . . . . . . . . . .               6,018,000               6,237,000
Interest  . . . . . . . . . . . . . . . . . . .                 460,000                 447,000
Depreciation and amortization . . . . . . . . .               4,557,000               4,378,000
Administrative and operating  . . . . . . . . .               1,387,000               1,135,000
                                                            -----------             -----------
                                                             34,828,000              33,065,000
                                                            -----------             -----------
Income before minority interest   . . . . . . .               8,412,000               7,146,000
Minority interest in Partnerships   . . . . . .               2,531,000               2,039,000
                                                            -----------             -----------
Net income  . . . . . . . . . . . . . . . . . .              $5,881,000              $5,107,000
                                                            ===========             ===========
Net income per paired share   . . . . . . . . .                   $0.43                   $0.37
                                                            ===========             ===========

Funds from operations   . . . . . . . . . . . .             $12,981,000             $11,446,000
                                                            ===========             ===========
Funds from operations per paired share  . . . .                   $0.66                   $0.58
                                                            ===========             ===========


See accompanying notes to the pro forma statements of operations.

STARWOOD LODGING TRUST AND STARWOOD LODGING CORPORATION
UNAUDITED COMBINED PRO FORMA STATEMENTS OF OPERATIONS


                                                              Nine Months Ended September 30,
                                                            -----------------------------------
                                                               1995                    1994
                                                            -----------             -----------
REVENUE
Hotel   . . . . . . . . . . . . . . . . . . . .             $96,805,000             $87,947,000
Gaming  . . . . . . . . . . . . . . . . . . . .              20,375,000              21,094,000
Interest from mortgage and other notes  . . . .               8,004,000               7,696,000
Rents from leased hotel properties
  and income from joint ventures  . . . . . . .                 608,000                 705,000
Other income  . . . . . . . . . . . . . . . . .               1,334,000                 395,000
Gain (loss) on sales of hotel assets  . . . . .                (125,000)                670,000
                                                            -----------             -----------
                                                            127,001,000             118,507,000
                                                            -----------             -----------
EXPENSES
Hotel operations  . . . . . . . . . . . . . . .              65,702,000              61,829,000
Gaming operations   . . . . . . . . . . . . . .              18,351,000              18,396,000
Interest  . . . . . . . . . . . . . . . . . . .                 999,000                 986,000
Depreciation and amortization . . . . . . . . .              13,647,000              13,377,000
Administrative and operating  . . . . . . . . .               3,847,000               3,208,000
                                                            -----------             -----------
                                                            102,546,000              97,796,000
                                                            -----------             -----------
Income before minority interest   . . . . . . .              24,455,000              20,711,000
Minority interest in Partnerships   . . . . . .               7,358,000               6,232,000
                                                            -----------             -----------
Net income  . . . . . . . . . . . . . . . . . .             $17,097,000             $14,479,000
                                                            ===========             ===========
Net income per paired share   . . . . . . . . .                   $1.24                   $1.05
                                                            ===========             ===========

Funds from operations   . . . . . . . . . . . .             $37,813,000             $33,418,000
                                                            ===========             ===========
Funds from operations per paired share  . . . .                   $1.91                   $1.69
                                                            ===========             ===========


See accompanying notes to the pro forma statements of operations.

                           STARWOOD LODGING TRUST AND
                          STARWOOD LODGING CORPORATION

                   NOTES TO THE UNAUDITED COMBINED PRO FORMA
                        STATEMENTS OF OPERATIONS FOR THE
             THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1995


NOTE 1.  BASIS OF PRESENTATION

The Trust and the Corporation (collectively, "the Companies") have unilateral control of SLT Realty Limited Partnership ("Realty") and SLC Operating Limited Partnership ("Operating" and, together with Realty the "Partnerships"), respectively, and, therefore, the historical financial statements of Realty and Operating are consolidated with those of the Trust and the Corporation. Unless the context otherwise requires, all references herein to the "Companies" refer to the Trust and the Corporation, and all references to the "Trust" and to the "Corporation" include the Trust and the Corporation and those entities respectively owned or controlled by the Trust or the Corporation, including Realty and Operating.

On July 6, 1995, the Trust and the Corporation completed a public offering (the "Offering") of 11,787,500 paired shares. Net proceeds from the Offering of approximately $252.1 million together with proceeds from a financing facility and cash on hand were used as follows: approximately $206.5 million was used to repay existing indebtedness, including $10 million which was used by Realty to purchase the first trust deed on Operating's Milwaukee hotel, and approximately $53.8 million was used for the acquisition of the 462-room Sheraton Colony Square in Atlanta, Georgia and the 224-room Embassy Suites in Tempe, Arizona.

Due to the impact of the Offering and the acquisitions of properties acquired in connection with the Offering, the historical results of operations and earnings per share are not indicative of future results of operations and earnings per share. The Unaudited Combined Pro Forma Statements of Operations included as part of the financial statements for the three months and nine months ended September 30, 1995 and 1994 give effect to the reorganization with Starwood Capital Group, L.P. and its affiliates (collectively, "Starwood Capital") effective January 1, 1995 (the "Reorganization"), the Offering, and the acquisitions of the Sheraton Colony Square in Atlanta, Georgia, the Embassy Suites in Tempe, Arizona, and the Omni Europa in Chapel Hill, North Carolina as of the beginning of the period presented. Pro forma results include the results of the Doral Inn in New York, New York, from the date of acquisition (September 20, 1995) and exclude the results from properties sold in 1994. Additional pro forma information reflecting the inclusion of the Doral Inn from the beginning of each respective period is included in Note 5 to the historical financial statements. The pro forma information is based upon historical information and does not purport to present what actual results would have been had such transactions, in fact, occurred at the beginning of each period presented or to project results for any future period.

NOTE 2.  NET INCOME AND FUNDS FROM OPERATIONS PER PAIRED SHARE

Net income per paired share has been computed using the pro forma weighted average number of paired shares and equivalent paired shares outstanding for the period presented -- 13,809,658 paired shares. For the purpose of computing funds from operations ("FFO") per paired share, all limited partnership units held by Starwood Capital are assumed to have been exchanged for paired shares. The resulting pro forma amount of paired shares outstanding at September 30, 1995 used in calculating FFO per paired share is 19,753,236.

STARWOOD LODGING TRUST AND STARWOOD LODGING CORPORATION
COMBINED BALANCE SHEETS
(Unaudited)

                                                                  September 30,         December 31,
                                                                      1995                  1994
                                                                  -------------         -------------
ASSETS

Hotel assets held for sale - net  . . . . . . . . . . . .            $8,328,000            $8,585,000
Hotel assets - net  . . . . . . . . . . . . . . . . . . .           281,231,000           142,600,000
                                                                   ------------          ------------
                                                                    289,559,000           151,185,000
Mortgage notes receivable, net  . . . . . . . . . . . . .            78,454,000            14,049,000
Investments   . . . . . . . . . . . . . . . . . . . . . .               620,000               262,000
                                                                   ------------          ------------
      Total real estate investments   . . . . . . . . . .           368,633,000           165,496,000
Cash and cash equivalents   . . . . . . . . . . . . . . .            18,135,000             5,065,000
Accounts and interest receivable  . . . . . . . . . . . .             6,911,000             4,040,000
Notes receivable, net   . . . . . . . . . . . . . . . . .             1,816,000             1,627,000
Inventories, prepaid expenses and other assets  . . . . .            11,660,000             7,727,000
                                                                   ------------          ------------
                                                                   $407,155,000          $183,955,000
                                                                   ============          ============
LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
Secured notes payable and revolving line of credit  . . .           $64,600,000          $113,896,000
Mortgage and other notes payable  . . . . . . . . . . . .             4,370,000            46,586,000
Accounts payable and other liabilities  . . . . . . . . .            17,325,000            14,765,000
                                                                   ------------          ------------
                                                                     86,295,000           175,247,000
                                                                   ------------          ------------
Commitments and contingencies

MINORITY INTEREST   . . . . . . . . . . . . . . . . . . .            96,544,000
                                                                   ------------          ------------
SHAREHOLDERS' EQUITY
Trust shares of beneficial interest,
   $0.01 par value; authorized
   100,000,000 shares; outstanding
   13,810,000 shares  . . . . . . . . . . . . . . . . . .               138,000            12,133,000
Corporation common stock, $0.01 par
   value; authorized 100,000,000 shares;
   outstanding 13,810,000 shares  . . . . . . . . . . . .               138,000             1,213,000
Additional paid-in capital  . . . . . . . . . . . . . . .           434,134,000           210,251,000
Accumulated deficit   . . . . . . . . . . . . . . . . . .          (210,094,000)         (214,889,000)
                                                                   ------------          ------------
                                                                    224,316,000             8,708,000
                                                                   ------------          ------------
                                                                   $407,155,000          $183,955,000
                                                                   ============          ============

See accompanying notes to financial statements.

STARWOOD LODGING TRUST AND STARWOOD LODGING CORPORATION
COMBINED STATEMENTS OF OPERATIONS
(Unaudited)

                                                                     Three Months Ended September 30,
                                                                     --------------------------------
                                                                         1995                 1994
                                                                     -----------          -----------
REVENUE
Hotel   . . . . . . . . . . . . . . . . . . . . . . . . .            $32,366,000          $21,964,000
Gaming  . . . . . . . . . . . . . . . . . . . . . . . . .              6,559,000            6,781,000
Interest from mortgage and other notes  . . . . . . . . .              2,868,000              514,000
Rents from leased hotel properties  . . . . . . . . . . .                221,000              242,000
Other   . . . . . . . . . . . . . . . . . . . . . . . . .                377,000               87,000
Gain (loss) on sale   . . . . . . . . . . . . . . . . . .                (12,000)              78,000
                                                                     -----------          -----------
                                                                      42,379,000           29,666,000
                                                                     -----------          -----------

EXPENSES
Hotel operations  . . . . . . . . . . . . . . . . . . . .             21,875,000           14,971,000
Gaming operations   . . . . . . . . . . . . . . . . . . .              6,018,000            6,237,000
Interest  . . . . . . . . . . . . . . . . . . . . . . . .                461,000            4,570,000
Depreciation and amortization   . . . . . . . . . . . . .              3,997,000            2,061,000
Administrative and operating  . . . . . . . . . . . . . .              1,386,000            1,135,000
Shareholder litigation expense  . . . . . . . . . . . . .                                   2,648,000
Provision for losses  . . . . . . . . . . . . . . . . . .                                     759,000
                                                                     -----------          -----------
                                                                      33,737,000           32,381,000
                                                                     -----------          -----------
Income (loss) before extraordinary item and minority                   8,642,000           (2,715,000)
interest  . . . . . . . . . . . . . . . . . . . . . . . .
Minority interest   . . . . . . . . . . . . . . . . . . .              2,655,000
                                                                     -----------          -----------
Income (loss) before extraordinary item   . . . . . . . .              5,987,000           (2,715,000)

Extraordinary item (net of $1,084,000 minority interest).             (2,518,000)
                                                                     -----------          -----------
                                        NET INCOME (LOSS)             $3,469,000          $(2,715,000)
                                                                     ===========          ===========



EARNINGS PER PAIRED SHARE
Income (loss) before extraordinary item   . . . . . . . .                  $0.43               $(1.34)
Extraordinary item  . . . . . . . . . . . . . . . . . . .                  (0.18)
                                                                     -----------          -----------
                       NET INCOME (LOSS) PER PAIRED SHARE                  $0.25               $(1.34)
                                                                     -----------          -----------
                 Weighted average number of paired shares             13,810,000            2,022,000
                                                                     ===========          ===========

See accompanying notes to financial statements.

STARWOOD LODGING TRUST AND STARWOOD LODGING CORPORATION
COMBINED STATEMENTS OF OPERATIONS
(Unaudited)

                                                                      Nine Months Ended September 30,
                                                                     --------------------------------
                                                                        1995                 1994
                                                                     -----------          -----------
REVENUE
Hotel   . . . . . . . . . . . . . . . . . . . . . . . . .            $81,951,000          $63,858,000
Gaming  . . . . . . . . . . . . . . . . . . . . . . . . .             20,375,000           21,094,000
Interest from mortgage and other notes  . . . . . . . . .              8,004,000            1,276,000
Rents from leased hotel properties  . . . . . . . . . . .                608,000              705,000
Other   . . . . . . . . . . . . . . . . . . . . . . . . .              1,334,000              395,000
Gain (loss) on sale   . . . . . . . . . . . . . . . . . .               (125,000)             670,000
                                                                     -----------          -----------
                                                                     112,147,000           87,998,000
                                                                     -----------          -----------
EXPENSES
Hotel operations  . . . . . . . . . . . . . . . . . . . .             56,232,000           46,095,000
Gaming operations   . . . . . . . . . . . . . . . . . . .             18,351,000           18,396,000
Interest  . . . . . . . . . . . . . . . . . . . . . . . .             11,198,000           13,028,000
Depreciation and amortization   . . . . . . . . . . . . .             10,182,000            6,074,000
Administrative and operating  . . . . . . . . . . . . . .              3,836,000            3,115,000
Shareholder litigation expense  . . . . . . . . . . . . .                                   2,648,000
Provision for losses  . . . . . . . . . . . . . . . . . .                                     759,000
                                                                     -----------          -----------
                                                                      99,799,000           90,115,000
                                                                     -----------          -----------
Income (loss) before extraordinary items and minority                 12,348,000           (2,117,000)
interest
Minority interest   . . . . . . . . . . . . . . . . . . .              5,398,000
                                                                     -----------          -----------
Income (loss) before extraordinary items  . . . . . . . .              6,950,000           (2,117,000)
Extraordinary items (net of $163,000 minority interest)               (2,155,000)
                                                                     -----------          -----------
                                        NET INCOME (LOSS)            $ 4,795,000          $(2,117,000)
                                                                     ===========          ===========

EARNINGS PER PAIRED SHARE
Income (loss) before extraordinary items  . . . . . . . .                 $ 1.17               $(1.05)
Extraordinary items   . . . . . . . . . . . . . . . . . .                  (0.36)
                                                                     -----------          -----------
                              NET INCOME PER PAIRED SHARE                  $0.81               $(1.05)
                                                                     ===========          ===========
                 Weighted average number of paired shares              5,951,000            2,022,000
                                                                     ===========          ===========

See accompanying notes to financial statements.

STARWOOD LODGING TRUST AND STARWOOD LODGING CORPORATION
COMBINED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                                    Nine Months Ended September 30,
                                                                  -----------------------------------
                                                                       1995                  1994
                                                                  ------------           ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)   . . . . . . . . . . . . . . . . . . .           $4,795,000            $(2,117,000)

Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
  Minority interest   . . . . . . . . . . . . . . . . . .            5,398,000
  Extraordinary items   . . . . . . . . . . . . . . . . .            2,155,000
  Depreciation and amortization   . . . . . . . . . . . .           10,182,000              6,074,000
  Accretion of discount   . . . . . . . . . . . . . . . .           (2,286,000)
  Deferred interest . . . . . . . . . . . . . . . . . . .              649,000              2,221,000
  Gain (loss) on sale   . . . . . . . . . . . . . . . . .              125,000               (670,000)
  Provision for losses  . . . . . . . . . . . . . . . . .                                     759,000
Changes in operating assets and liabilities:
  Accounts receivable, inventories, prepaid expenses and
    other assets  . . . . . . . . . . . . . . . . . . . .           (9,374,000)              (797,000)

  Accounts payable and other liabilities  . . . . . . . .            5,681,000              1,900,000
                                                                  ------------           ------------
      Net cash provided by operating activities   . . . .           17,325,000              7,370,000
                                                                  ------------           ------------
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to hotel assets   . . . . . . . . . . . . . . .         (113,075,000)            (2,062,000)
Net proceeds from sales of assets   . . . . . . . . . . .                                   4,528,000
Increase in mortgage notes receivable   . . . . . . . . .          (19,515,000)
Principal received on notes receivable  . . . . . . . . .            6,332,000              2,389,000
Reorganization costs  . . . . . . . . . . . . . . . . . .           (2,786,000)
                                                                  ------------           ------------
      Net cash provided by (used in) investing activities         (129,044,000)             4,855,000
                                                                  ------------           ------------
CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on mortgage and other notes payable  .         (106,130,000)            (1,205,000)
Payments on secured notes payable , net   . . . . . . . .          (38,299,000)           (20,518,000)
Borrowings under mortgage and other notes   . . . . . . .            9,977,000              6,000,000
Increase in secured notes payable and revolving line of                                     4,500,000
credit  . . . . . . . . . . . . . . . . . . . . . . . . .
Limited partner capital contributions   . . . . . . . . .           14,860,000
Purchase of warrants  . . . . . . . . . . . . . . . . . .           (1,300,000)
Proceeds from offering  . . . . . . . . . . . . . . . . .          245,681,000
Principal received on share purchase notes  . . . . . . .                                      11,000
                                                                  ------------           ------------
      Net cash provided by (used in) financing activities          124,789,000            (11,212,000)
                                                                  ------------           ------------

INCREASE IN CASH AND CASH EQUIVALENTS   . . . . . . . . .           13,070,000              1,013,000
CASH AND CASH EQUIVALENTS
  AT BEGINNING OF PERIOD  . . . . . . . . . . . . . . . .            5,065,000              5,652,000
                                                                  ------------           ------------
CASH AND CASH EQUIVALENTS
  AT END OF PERIOD  . . . . . . . . . . . . . . . . . . .          $18,135,000             $6,665,000
                                                                  ============           ============

See accompanying notes to financial statements.

STARWOOD LODGING TRUST
BALANCE SHEETS
(Unaudited)

                                                                   September 30,          December 31,
                                                                        1995                  1994
                                                                   -------------          ------------
ASSETS

Hotel assets held for sale - net  . . . . . . . . . . . .            $8,094,000             $8,281,000
Hotel assets - net  . . . . . . . . . . . . . . . . . . .           192,076,000            108,428,000
                                                                   ------------           ------------
                                                                    200,170,000            116,709,000
Mortgage notes receivable, net  . . . . . . . . . . . . .            78,454,000             14,049,000
Investments   . . . . . . . . . . . . . . . . . . . . . .               603,000                240,000
                                                                   ------------           ------------
      Total real estate investments   . . . . . . . . . .           279,227,000            130,998,000
Cash and cash equivalents   . . . . . . . . . . . . . . .             7,450,000                255,000
Rent and interest  receivable   . . . . . . . . . . . . .               853,000                698,000
Notes receivable - Corporation  . . . . . . . . . . . . .            77,589,000             26,916,000
Notes receivable, net   . . . . . . . . . . . . . . . . .             1,236,000              1,004,000
Prepaid expenses and other assets   . . . . . . . . . . .             3,757,000              2,374,000
                                                                   ------------           ------------
                                                                   $370,112,000           $162,245,000
                                                                   ============           ============
LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
Secured notes payable and revolving line of credit  . . .           $64,600,000           $113,896,000
Mortgage and other notes payable  . . . . . . . . . . . .               100,000             32,838,000
Accounts payable and other liabilities  . . . . . . . . .             2,499,000              5,061,000
                                                                   ------------           ------------
                                                                     67,199,000            151,795,000
                                                                   ------------           ------------
Commitments and contingencies

MINORITY INTEREST   . . . . . . . . . . . . . . . . . . .            91,144,000
                                                                   ------------           ------------
SHAREHOLDERS' EQUITY
Trust shares of beneficial interest,
   $0.01 par value; authorized
   100,000,000 shares; outstanding
   13,810,000 shares  . . . . . . . . . . . . . . . . . .               138,000             12,133,000
Additional paid-in capital  . . . . . . . . . . . . . . .           354,682,000            146,059,000
Accumulated deficit   . . . . . . . . . . . . . . . . . .          (143,051,000)          (147,742,000)
                                                                   ------------           ------------
                                                                    211,769,000             10,450,000
                                                                   $370,112,000           $162,245,000
                                                                   ============           ============

See accompanying notes to financial statements.

STARWOOD LODGING TRUST
STATEMENTS OF OPERATIONS
(Unaudited)

                                                                           Three Months Ended
                                                                              September 30,
                                                                     -------------------------------
                                                                        1995                 1994
                                                                     ----------           ----------
REVENUE
Rents from Corporation  . . . . . . . . . . . . . . . . . .          $7,319,000           $4,441,000
Interest from Corporation   . . . . . . . . . . . . . . . .           1,060,000              439,000
Interest from mortgage and other notes  . . . . . . . . . .           2,802,000              505,000
Rents from other leased hotel properties  . . . . . . . . .             221,000              242,000
Other   . . . . . . . . . . . . . . . . . . . . . . . . . .             361,000               47,000
Gain (loss) on sale   . . . . . . . . . . . . . . . . . . .             (12,000)
                                                                     ----------          -----------
                                                                     11,751,000            5,737,000
                                                                     ----------          -----------
EXPENSES
Interest  . . . . . . . . . . . . . . . . . . . . . . . . .             426,000            4,238,000
Depreciation and amortization   . . . . . . . . . . . . . .           2,342,000            1,269,000
Administrative and operating  . . . . . . . . . . . . . . .             405,000              460,000
Shareholder litigation expense  . . . . . . . . . . . . . .                                1,324,000
Provision for losses  . . . . . . . . . . . . . . . . . . .                                  759,000
                                                                     ----------          -----------
                                                                      3,173,000            8,050,000
                                                                     ----------          -----------
Income (loss) before extraordinary item and minority
interest  . . . . . . . . . . . . . . . . . . . . . . . . .           8,578,000           (2,313,000)
Minority interest   . . . . . . . . . . . . . . . . . . . .           2,581,000
                                                                     ----------          -----------
Income (loss) before extraordinary item   . . . . . . . . .           5,997,000           (2,313,000)
Extraordinary item (net of $1,084,000 minority interest). .          (2,518,000)
                                                                     ----------          -----------
                                          NET INCOME (LOSS)          $3,479,000          $(2,313,000)
                                                                     ==========          ===========
EARNINGS PER PAIRED SHARE
Income (loss) before extraordinary item   . . . . . . . . .               $0.43               $(1.14)
Extraordinary item  . . . . . . . . . . . . . . . . . . . .               (0.18)
                                                                     ----------          -----------
                                  NET INCOME LOSS PER SHARE               $0.25               $(1.14)
                                                                     ==========          ===========

See accompanying notes to financial statements.

STARWOOD LODGING TRUST
STATEMENTS OF OPERATIONS
(Unaudited)

                                                                     Nine Months Ended September 30,
                                                                    --------------------------------
                                                                       1995                  1994
                                                                    -----------          -----------
REVENUE
Rents from Corporation  . . . . . . . . . . . . . . . . .           $18,287,000          $12,897,000
Interest from Corporation   . . . . . . . . . . . . . . .             2,629,000            1,280,000
Interest from mortgage and other notes  . . . . . . . . .             7,915,000            1,243,000
Rents from other leased hotel properties  . . . . . . . .               608,000              705,000
Other   . . . . . . . . . . . . . . . . . . . . . . . . .               461,000              166,000
Gain (loss) on sale   . . . . . . . . . . . . . . . . . .              (125,000)             642,000
                                                                    -----------          -----------
                                                                     29,775,000           16,933,000
                                                                    -----------          -----------
EXPENSES
Interest  . . . . . . . . . . . . . . . . . . . . . . . .            10,534,000           12,013,000
Depreciation and amortization   . . . . . . . . . . . . .             6,260,000            3,834,000
Administrative and operating  . . . . . . . . . . . . . .             1,178,000            1,182,000
Shareholder litigation expense  . . . . . . . . . . . . .                                  1,324,000
Provision for losses  . . . . . . . . . . . . . . . . . .                                    759,000
                                                                    -----------          -----------
                                                                     17,972,000           19,112,000
                                                                    -----------          -----------
Income (loss) before extraordinary items and minority
interest  . . . . . . . . . . . . . . . . . . . . . . . .            11,803,000           (2,179,000)
Minority interest . . . . . . . . . . . . . . . . . . . .             4,957,000
                                                                    -----------          -----------
Income (loss) before extraordinary items  . . . . . . . .             6,846,000           (2,179,000)
Extraordinary items (net of $163,000 minority interest)              (2,155,000)
                                                                    -----------          -----------
                                        NET INCOME (LOSS)            $4,691,000          $(2,179,000)
                                                                    ===========          ===========

EARNINGS PER PAIRED SHARE
Income (loss) before extraordinary items  . . . . . . . .                 $1.15               $(1.08)
Extraordinary items   . . . . . . . . . . . . . . . . . .                 (0.36)
                                                                    -----------          -----------
                              NET INCOME (LOSS) PER SHARE                 $0.79               $(1.08)
                                                                    ===========          ===========

See accompanying notes to financial statements.

STARWOOD LODGING TRUST
STATEMENTS OF CASH FLOWS
(Unaudited)

                                                                   Nine Months Ended September 30,
                                                                 -----------------------------------
                                                                      1995                 1994
                                                                 --------------        -------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)   . . . . . . . . . . . . . . . . . . .            $4,691,000          $(2,179,000)
Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
  Minority interest   . . . . . . . . . . . . . . . . . .             4,957,000
  Extraordinary items   . . . . . . . . . . . . . . . . .             2,155,000
  Depreciation and amortization   . . . . . . . . . . . .             6,260,000            3,834,000
  Accretion of discount   . . . . . . . . . . . . . . . .            (2,286,000)
  Deferred interest   . . . . . . . . . . . . . . . . . .               649,000            2,221,000
  Deferred interest - Corporation   . . . . . . . . . . .            (1,111,000)          (1,280,000)
  Gain (loss) on sale   . . . . . . . . . . . . . . . . .               125,000             (642,000)
  Provision for losses  . . . . . . . . . . . . . . . . .                                    759,000
Changes in operating assets and liabilities:
  Accounts receivable, prepaid expenses and other assets             (4,460,000)            (136,000)
  Accounts payable and other liabilities  . . . . . . . .               190,000              211,000
                                                                 --------------        -------------
      Net cash provided by operating activities   . . . .            11,170,000            2,788,000
                                                                 --------------        -------------
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to hotel assets   . . . . . . . . . . . . . . .           (59,014,000)          (1,387,000)
Net proceeds from sales of assets   . . . . . . . . . . .                                  4,245,000
Increase in mortgage notes receivable   . . . . . . . . .           (17,729,000)
Principal received on mortgage and other notes receivable             4,503,000            2,334,000
Reorganization costs  . . . . . . . . . . . . . . . . . .            (1,393,000)
Net changes in notes receivable - Corporation   . . . . .           (49,562,000)           2,248,000
                                                                 --------------        -------------
      Net cash provided by (used in) investing activities          (123,195,000)           7,440,000
                                                                 --------------        -------------

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on mortgage and other notes payable  .           (96,589,000)            (779,000)
Payments on secured notes payable, net  . . . . . . . . .           (38,299,000)         (20,518,000)
Proceeds from offering  . . . . . . . . . . . . . . . . .           233,398,000
Borrowings under mortgage and other notes   . . . . . . .             9,977,000            6,000,000
Purchase of warrants  . . . . . . . . . . . . . . . . . .            (1,235,000)
Increase in secured notes payable and
  revolving line of credit  . . . . . . . . . . . . . . .                                  4,500,000
Limited partner capital contributions   . . . . . . . . .            11,968,000
Principal received  on share purchase notes   . . . . . .                                     11,000
                                                                 --------------        -------------
      Net cash provided by (used in) financing activities           119,220,000          (10,786,000)
                                                                 --------------        -------------

INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS  . . . . . . . . . . . . . . . . . . .             7,195,000             (558,000)
CASH AND CASH EQUIVALENTS
  AT BEGINNING OF PERIOD  . . . . . . . . . . . . . . . .               255,000              918,000
                                                                 --------------        -------------
CASH AND CASH EQUIVALENTS
  AT END OF PERIOD  . . . . . . . . . . . . . . . . . . .            $7,450,000             $360,000
                                                                 ==============        =============

See accompanying notes to financial statements.

STARWOOD LODGING CORPORATION
BALANCE SHEETS
(Unaudited)

                                                                  September 30,         December 31,
                                                                      1995                  1994
                                                                 --------------         -------------
ASSETS
Hotel assets held for sale -  net   . . . . . . . . . . .              $234,000              $304,000
Hotel assets - net  . . . . . . . . . . . . . . . . . . .            89,155,000            34,172,000
                                                                 --------------         -------------
                                                                     89,389,000            34,476,000
Investments   . . . . . . . . . . . . . . . . . . . . . .                17,000                22,000
                                                                 --------------         -------------
      Total real estate investments   . . . . . . . . . .            89,406,000            34,498,000
Cash and cash equivalents   . . . . . . . . . . . . . . .            10,685,000             4,810,000
Accounts receivable   . . . . . . . . . . . . . . . . . .             6,058,000             3,342,000
Notes receivable  . . . . . . . . . . . . . . . . . . . .               580,000               623,000
Inventories, prepaid expenses and other assets  . . . . .             7,903,000             5,353,000
                                                                 --------------         -------------
                                                                   $114,632,000           $48,626,000
                                                                 ==============         =============

LIABILITIES AND SHAREHOLDERS' DEFICIT

LIABILITIES
Mortgage and other notes payable  . . . . . . . . . . . .            $4,270,000           $13,748,000
Notes payable - Trust   . . . . . . . . . . . . . . . . .            77,589,000            26,916,000
Accounts payable and other liabilities  . . . . . . . . .            14,826,000             9,704,000
                                                                 --------------         -------------
                                                                     96,685,000            50,368,000
                                                                 --------------         -------------
Commitments and contingencies

MINORITY INTEREST   . . . . . . . . . . . . . . . . . . .             5,400,000
                                                                 --------------         -------------

SHAREHOLDERS' DEFICIT
Corporation common stock, $0.01 par
   value; authorized 100,000,000 shares;
   outstanding 13,810,000 shares  . . . . . . . . . . . .               138,000             1,213,000
Additional paid-in capital  . . . . . . . . . . . . . . .            79,452,000            64,192,000
Accumulated deficit   . . . . . . . . . . . . . . . . . .           (67,043,000)          (67,147,000)
                                                                 --------------         -------------
                                                                     12,547,000            (1,742,000)
                                                                 --------------         -------------
                                                                   $114,632,000           $48,626,000
                                                                 ==============         =============

See accompanying notes to financial statements.

STARWOOD LODGING CORPORATION
STATEMENTS OF OPERATIONS
(Unaudited)

                                                                   Three Months Ended September 30,
                                                                   --------------------------------
                                                                      1995                 1994
                                                                   -----------          -----------
REVENUE
Hotel   . . . . . . . . . . . . . . . . . . . . . . . . .          $32,366,000          $21,964,000
Gaming  . . . . . . . . . . . . . . . . . . . . . . . . .            6,559,000            6,781,000
Interest from notes receivable  . . . . . . . . . . . . .               66,000                9,000
Other income  . . . . . . . . . . . . . . . . . . . . . .               16,000               40,000
Gain on sales of hotel assets   . . . . . . . . . . . . .                                    15,000
                                                                   -----------          -----------
                                                                    39,007,000           28,809,000
                                                                   -----------          -----------

EXPENSES
Hotel operations  . . . . . . . . . . . . . . . . . . . .           21,875,000           14,971,000
Gaming operations   . . . . . . . . . . . . . . . . . . .            6,018,000            6,237,000
Rent - Trust  . . . . . . . . . . . . . . . . . . . . . .            7,319,000            4,441,000
Interest - Trust  . . . . . . . . . . . . . . . . . . . .            1,060,000              439,000
Interest - other  . . . . . . . . . . . . . . . . . . . .               35,000              332,000
Depreciation and amortization   . . . . . . . . . . . . .            1,655,000              792,000
Administrative and operating  . . . . . . . . . . . . . .              981,000              675,000
Shareholder litigation expense  . . . . . . . . . . . . .                                 1,324,000
                                                                   -----------          -----------
                                                                    38,943,000           29,211,000
                                                                   -----------          -----------

Income (loss) before minority interest  . . . . . . . . .               64,000             (402,000)
Minority interest   . . . . . . . . . . . . . . . . . . .              (74,000)
                                                                   -----------          -----------
                                                 NET LOSS             $(10,000)           $(402,000)
                                                                   ===========          ===========
                                       NET LOSS PER SHARE               $(0.00)              $(0.20)
                                                                   ===========          ===========


See accompanying notes to financial statements.

STARWOOD LODGING CORPORATION
STATEMENTS OF OPERATIONS
(Unaudited)

                                                                   Nine Months Ended September 30,
                                                                   --------------------------------
                                                                      1995                 1994
                                                                   -----------          -----------
REVENUE
Hotel   . . . . . . . . . . . . . . . . . . . . . . . . .          $81,951,000          $63,858,000
Gaming  . . . . . . . . . . . . . . . . . . . . . . . . .           20,375,000           21,094,000
Interest from notes receivable  . . . . . . . . . . . . .               89,000               33,000
Other income  . . . . . . . . . . . . . . . . . . . . . .              873,000              229,000
Gain on sales of hotel assets   . . . . . . . . . . . . .                                    28,000
                                                                   -----------          -----------
                                                                   103,288,000           85,242,000
                                                                   -----------          -----------

EXPENSES
Hotel operations  . . . . . . . . . . . . . . . . . . . .           56,232,000           46,095,000
Gaming operations   . . . . . . . . . . . . . . . . . . .           18,351,000           18,396,000
Rent - Trust  . . . . . . . . . . . . . . . . . . . . . .           18,287,000           12,897,000
Interest - Trust  . . . . . . . . . . . . . . . . . . . .            2,629,000            1,280,000
Interest - other  . . . . . . . . . . . . . . . . . . . .              664,000            1,015,000
Depreciation and amortization   . . . . . . . . . . . . .            3,922,000            2,240,000
Administrative and operating  . . . . . . . . . . . . . .            2,658,000            1,933,000
Shareholder litigation expense  . . . . . . . . . . . . .                                 1,324,000
                                                                   -----------          -----------
                                                                   102,743,000           85,180,000
                                                                   -----------          -----------

Income before minority interest   . . . . . . . . . . . .              545,000               62,000
Minority interest   . . . . . . . . . . . . . . . . . . .              441,000
                                                                   -----------          -----------
                                                 NET INCOME           $104,000              $62,000
                                                                   ===========          ===========
                                       NET INCOME PER SHARE              $0.02                $0.00
                                                                   ===========          ===========


See accompanying notes to financial statements.

STARWOOD LODGING CORPORATION
STATEMENTS OF CASH FLOWS
(Unaudited)

                                                                      Nine Months Ended September 30,
                                                                     --------------------------------
                                                                        1995                 1994
                                                                     ---------            ---------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income  . . . . . . . . . . . . . . . . . . . . . . .             $104,000              $62,000
Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
  Minority interest   . . . . . . . . . . . . . . . . . .              441,000
  Depreciation and amortization   . . . . . . . . . . . .            3,922,000            2,240,000
  Deferred interest - Trust   . . . . . . . . . . . . . .            1,111,000            1,280,000
  Gain (loss) on sales of hotel assets  . . . . . . . . .                                   (28,000)
Changes in operating assets and liabilities:
  Accounts receivable inventories, prepaid expenses and
    other assets  . . . . . . . . . . . . . . . . . . . .           (4,914,000)            (661,000)
  Accounts payable and other liabilities  . . . . . . . .            5,491,000            1,689,000
                                                                    ----------           ----------
      Net cash provided by operating activities   . . . .            6,155,000            4,582,000
                                                                    ----------           ----------
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to hotel assets   . . . . . . . . . . . . . . .          (54,061,000)            (675,000)
Net proceeds from sales of hotel assets   . . . . . . . .                                   283,000
Principal received on notes receivable  . . . . . . . . .               43,000               55,000
Reorganization costs  . . . . . . . . . . . . . . . . . .           (1,393,000)
                                                                   -----------           ----------
      Net cash used in investing activities   . . . . . .          (55,411,000)            (337,000)
                                                                   -----------           ----------

CASH FLOWS FROM FINANCING ACTIVITIES
Net change in notes payable - Trust   . . . . . . . . . .           49,562,000           (2,248,000)
Principal payments on mortgage and other notes payable  .           (9,541,000)            (426,000)
Proceeds from offering  . . . . . . . . . . . . . . . . .           12,283,000
Limited partner capital contributions   . . . . . . . . .            2,892,000
Purchase of warrants  . . . . . . . . . . . . . . . . . .              (65,800)
                                                                   -----------           ----------
      Net cash provided by (used in)
        financing activities  . . . . . . . . . . . . . .           55,131,000           (2,674,000)
                                                                   -----------           ----------
INCREASE IN CASH AND CASH EQUIVALENTS   . . . . . . . . .            5,875,000            1,571,000
CASH AND CASH EQUIVALENTS
  AT BEGINNING OF PERIOD  . . . . . . . . . . . . . . . .            4,810,000            4,734,000
                                                                   -----------           ----------
CASH AND CASH EQUIVALENTS
  AT END OF PERIOD  . . . . . . . . . . . . . . . . . . .          $10,685,000           $6,305,000
                                                                   ===========           ==========


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

NOTE 2.  BASIS OF PRESENTATION

         The Trust and the Corporation have unilateral control of Realty and Operating, respectively, and therefore, the historical financial statements of Realty and Operating are consolidated with those of the Trust and the Corporation, respectively. Paired share information has been adjusted to reflect a one-for-six reverse stock split effective June 19, 1995.

NOTE 3.  HOTEL ASSETS

         A summary of hotel assets at September 30, 1995 and December 31, 1994 is as follows (in thousands):

                                                            Trust                               Corporation
                                              --------------------------------       --------------------------------
                                              September 30,       December 31,       September 30,       December 31,
                                                  1995                1994                1995               1994
                                              -------------       ------------       -------------       ------------
   Land and leasehold interests in land         $ 51,896            $ 41,184            $13,797             $13,796
   Building and improvements   . . . .           198,901             122,300             56,801              22,315
   Furniture, fixtures and equipment              27,089              25,124             40,159              15,630
   Accumulated depreciation and
     amortization  . . . . . . . . . .           (54,516)            (48,699)           (20,980)            (16,877)
   Reserve for losses  . . . . . . . .           (23,200)            (23,200)              (388)               (388)
                                                --------            --------            -------             -------
       Hotel assets - net  . . . . . .          $200,170            $116,709            $89,389             $34,476
                                                ========            ========            =======             =======

NOTE 4.  EXTRAORDINARY ITEMS

         Under the terms of a Credit Agreement dated January 28, 1993 (the "Prior Credit Agreement") the Trust restructured its debt existing at such time. Management concluded that this debt restructuring represented a "troubled debt restructuring" as defined under generally accepted accounting principles, and accordingly, upon execution of the Prior Credit Agreement, accrued all known current or future identifiable debt restructuring costs as of December 31, 1992. Upon execution of an Amended and Restated Credit Agreement dated March 24, 1995 (the "New Credit Agreement"), the Realty Partnership recognized extraordinary income of $1,284,000 relating to the extinguishment of the debt under the terms of the Prior Credit Agreement, representing the remaining amount of the accrual at March 24, 1995. Additionally, in July 1995 subsequent to the Offering, Realty repaid existing indebtedness borrowed under the New Credit Agreement and recorded an extraordinary charge to net income of $3,602,000 relating to the extinguishment of such debt.

NOTE 5.  PRO FORMA FINANCIAL INFORMATION

         As required by Regulation S-X, the following unaudited pro forma separate and combined condensed financial information for the three and nine months ended September 30, 1995 and 1994 is presented as if the Reorganization, the Offering and certain property acquisitions, including the acquisition of the Doral Inn in New York, New York, had occurred at the beginning of each of the respective periods.

                                                                     Three Months Ended September 30, 1995
                                                               ---------------------------------------------------
                                                                   Trust          Corporation          Combined
                                                               ------------       -----------       --------------
                        Revenues                               $12,900,000        $44,568,000       $47,940,000
                        Net income (loss)                       $6,171,000          $(655,000)       $5,516,000
                        Net income (loss) per share                $0.45             $(0.05)            $0.40

                                                                         Nine months Ended September 30, 1995
                                                               ------------------------------------------------------
                                                                   Trust            Corporation            Combined
                                                               ------------       --------------       --------------
                        Revenues                                $37,753,000         $131,454,000         $140,313,000
                        Net income (loss)                       $18,059,000          $(2,984,000)         $15,075,000
                        Net income (loss) per share                $1.31                $(0.22)              $1.09

                                                                       Three Months Ended September 30, 1994
                                                               --------------------------------------------------
                                                                   Trust           Corporation          Combined
                                                               ------------       ------------       ------------
                        Revenues                                $12,200,000        $41,926,000        $45,153,000
                        Net income (loss)                        $6,359,000        $(1,834,000)        $4,525,000
                        Net income (loss) per share                $0.46              $(0.13)            $0.33

                                                                     Nine months Ended September 30, 1994
                                                               --------------------------------------------------
                                                                  Trust          Corporation          Combined
                                                               -----------      -------------      --------------
                        Revenues                               $35,274,000       $123,185,000        $132,361,000
                        Net income (loss)                      $17,203,000        $(4,404,000)        $12,799,000
                        Net income (loss) per share               $1.25             $(0.32)              $0.93



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following Management's Discussion and Analysis should be read in conjunction with the Management's Discussion and Analysis included in the Companies' Joint Annual Reports on Form 10-K for the year ended December 31, 1994 and the Companies' Joint Quarterly Reports on Form 10-Q for the quarters ended March 31, 1995 and June 30, 1995.

COMBINED PRO FORMA RESULTS OF OPERATIONS

PRO FORMA FUNDS FROM OPERATIONS

         Management believes that FFO is one measure of financial performance of an equity REIT such as the Trust. On a pro forma basis, combined FFO (as defined by the National Association of Real Estate Investment Trusts) for the third quarter of 1995 grew by 14.0 percent to $13.0 million, or $.66 per paired share, on combined revenues of $43.2 million, compared to combined FFO of $11.4 million, or $.58 per paired share, on combined revenues of $40.2 million for the corresponding period in 1994. On a year-over-year basis, while occupancy rates remained relatively constant, average daily rate (ADR) for the Companies' owned and operated, nongaming hotels for the third quarter (including the Doral Inn for the last ten days of the third quarter in each year), increased 7.1 percent, from $66.23 to $70.90, and revenue per available room (REVPAR) for such hotels increased 6.5 percent, from $50.07 to $53.32. On a pro forma basis, for the first nine months of 1995, combined FFO rose by 13.2 percent to $37.8 million on combined revenues of $127.0 million compared to combined FFO of $33.4 million on combined revenues of $118.5 million for the comparable period in 1994. On a year-over-year basis, for the nine months ended September 30, 1995 ADR increased 6.8 percent, from $66.91 to $71.43 and REVPAR increased
7.8 percent, from $48.84 to $52.64 while occupancy rates increased slightly. The following table shows the calculation of pro forma combined FFO for the indicated periods:

                                                         Three Months Ended             Nine Months Ended
                                                            September 30,                 September 30,
                                                         -------------------           ------------------
                                                         1995           1994           1995          1994
                                                         ----           ----           ----          ----
                                                                          (in thousands)
Income before minority interest . . . . . . . . . .      $8,412         $7,146        $24,455        $20,711
Depreciation and amortization, net of
  amortization of financing costs   . . . . . . . .       4,557          4,378         13,233         13,377
Loss on sales of hotel assets   . . . . . . . . . .          12            (78)           125           (670)
                                                        -------        -------        -------        -------
                               FUNDS FROM OPERATIONS    $12,981        $11,446        $37,813        $33,418
                                                        =======        =======        =======        =======
                               FFO PER PAIRED SHARE      $0.66          $0.58          $1.91          $1.69
                                                        =======        =======        =======        =======

FFO includes $430,000 of interest income recognized in excess of the actual cash received on mortgage notes receivable (as a result of the notes having been purchased at a discount) for the third quarter of 1995 and 1994 and $975,000 of such income for the nine months ended September 30, 1995 and 1994.

INTERNAL GROWTH

         The overall 7.5 percent increase in revenues for the third quarter of 1995 was fueled by increases in ADR for the Companies' upscale, midscale and economy market hotels of 9.4 percent, 2.3 percent (5.9 percent excluding the Dallas, Texas property which lost the benefit of a Marriott franchise in 1994) and 11.4 percent, respectively. Likewise, ADR increases for the Companies' upscale, midscale and economy hotels for the nine months ended September 30, 1995 were 9.2, 1.9 (4.3 excluding Dallas) and 9.3 percent, respectively. Management believes that ADR increases, particularly in the upscale segment, reflect increases in demand which continue to outpace increases in supply. The increase in the economy segment (consisting of two hotels) primarily reflects management's decision to reposition and flag the formerly independent Portland, Oregon property in October of 1994.

         The following tables summarize average occupancy, ADR and REVPAR on a year-over-year basis for the Companies' owned and operated, nongaming hotels for the three and nine months ended September 30, 1995 and 1994.

                                                   Three Months Ended                 Nine Months Ended
                                                      September 30,                     September 30,
All Nongaming Hotels:                              1995           1994               1995           1994
--------------------                               ----           ----               ----           ----
Occupancy rate  . . . . . . . . . . . . . .       75.2%           75.6%             73.7%          73.0%
ADR . . . . . . . . . . . . . . . . . . . .       $70.90         $66.23             $71.43         $66.91
REVPAR  . . . . . . . . . . . . . . . . . .       $53.32         $50.07             $52.64         $48.84
REVPAR % change                                    6.5%                              7.8%


                                                   Three Months Ended                 Nine Months Ended
                                                      September 30,                     September 30,
                                                   -------------------               -------------------
Upscale Hotels:                                    1995           1994               1995           1994
--------------                                     ----           ----               ----           ----
Occupancy rate  . . . . . . . . . . . . . .       77.6%           78.1%             77.7%          76.4%
ADR . . . . . . . . . . . . . . . . . . . .       $80.99         $74.05             $83.12         $76.14
REVPAR  . . . . . . . . . . . . . . . . . .       $62.85         $57.83             $64.58         $58.17
REVPAR % change                                    8.7%                             11.0%

                                                   Three Months Ended                 Nine Months Ended
                                                      September 30,                     September 30,
                                                   -------------------               -------------------
Midscale Hotels (excluding Dallas
---------------------------------
  Park Central):                                   1995           1994               1995           1994
---------------                                    ----           ----               ----           ----
Occupancy rate  . . . . . . . . . . . . . .       78.6%           80.2%             75.3%          73.7%
ADR . . . . . . . . . . . . . . . . . . . .       $58.96         $55.66             $56.56         $54.24
REVPAR  . . . . . . . . . . . . . . . . . .       $46.34         $44.64             $42.59         $39.97
REVPAR % change                                    3.8%                              6.6%

                                                   Three Months Ended                 Nine Months Ended
                                                      September 30,                     September 30,
                                                   -------------------               -------------------
Economy Hotels:                                    1995           1994               1995           1994
--------------                                     ----           ----               ----           ----
Occupancy rate  . . . . . . . . . . . . . .       93.4%           90.1%             82.0%          74.9%
ADR . . . . . . . . . . . . . . . . . . . .       $66.99         $60.12             $61.40         $56.17
REVPAR  . . . . . . . . . . . . . . . . . .       $62.57         $54.17             $50.35         $42.07
REVPAR % change                                   15.5%                             19.7%

         Management believes that the increases in REVPAR resulted primarily from increases in demand due to more favorable economic conditions which have created increased business and leisure travel throughout the United States, while the supply of hotel rooms has not increased as rapidly. Revenue increases were greatest at properties located in the Northwest as well as the Harvey Hotel in Wichita, Kansas (under renovation in 1994) and the Omni Europa Hotel in Chapel Hill, North Carolina.

         Management believes that there are several important factors that have contributed to the improved profitability of hotel properties, including increased occupancy and average room rate and effective cost management. Because a substantial portion of the hotels' operating costs and expenses are generally fixed, the Companies derive substantial operating leverage from increases in revenue. Consequently, primarily as a result of the stronger growth in ADR than in occupancy, gross margins for the third quarter of 1995 rose to 32.6% from 29.8% in the corresponding quarter in 1994 and rose to 32.1% for the nine months ended September 30, 1995 from 29.7% in the corresponding period in 1994. Additionally, the improvements in gross margins were also due to (i) the termination of the third-party management agreements for hotels in Albany, Georgia (February 1995); Lexington, Kentucky (March 1995); Chapel Hill, North Carolina (April 1995); Dallas, Texas (July 1995); and San Diego, California (September 1995) and (ii) the increased operating margins following the renovations of the Harvey Wichita Hotel (October 1994) and the Milwaukee Marriott (January 1994).

         In March 1994 the franchise and management agreements with Marriott Corporation for the Dallas property were terminated. The property is now being managed by the Corporation as an independent hotel and has been renamed the Dallas Park Central Hotel. The Companies have commenced an approximately $9.0 million major renovation and conversion of the Park Central Hotel to a Radisson to be completed in the second quarter of 1996. Revenues at the Dallas property decreased by $20,000 and $1.3 million for the three and nine months ended September 30, 1995 compared to the corresponding periods in 1994.

EXTERNAL GROWTH

         During the third quarter of 1995, the Companies acquired the 462-room Sheraton Colony Square Hotel in Atlanta, Georgia; the 224-room Embassy Suites in Tempe, Arizona; the 652-room Doral Inn in New York, New York; and a $19.5 million mortgage interest in the 263-room Grand Hotel in Washington, D.C.. In October 1995, the Companies acquired two additional hotels in Atlanta, Georgia: the 364-room, full-service Terrace Garden Inn for $27.9 million and the 180-room, limited-service Lenox Inn for $9.0 million. In total, the Companies' growth through acquisitions since the Offering has exceeded $150 million including the assumption of management of five of these hotels containing an aggregate of 1,882 rooms. Management believes that the results of operations from these acquisitions will have a positive effect on FFO.

SELF MANAGEMENT

         As discussed above, Operating has assumed management of five hotels acquired since the Offering as well as five continuously owned properties consistent with its business objective to capture the economic benefits otherwise retained by a third-party operator. Of the remaining five third-party management agreements currently in place, all except for the Harvey Wichita Hotel, are expected to be terminated by the end of the first quarter of 1996. Management believes that the assumption of direct control over the operations of these hotels will allow the Companies to effectively use their experience to improve operations, implement renovations and expansions and align hotel chain affiliations to further increase FFO.

RENOVATIONS AND REPOSITIONING HOTELS

         As previously discussed, the Companies have commenced an estimated $10.0 million major renovation and conversion of the Dallas property to a Radisson. Additionally, the Companies have commenced an estimated $6.0 million renovation of the Atlanta Sheraton Colony Square Hotel which is expected to be completed in the second quarter of 1996 and a $2.0 million renovation of the Portland Riverside Inn expected to be completed by the end of the first quarter of 1996. The Companies are currently negotiating the flagging of the French Quarter Suites Hotel in Lexington, Kentucky which is expected to benefit from a national franchise affiliation and reservation system. Management believes that the effect of these renovations and repositionings will have a positive impact on FFO.

SEASONALITY AND DIVERSIFICATION

         Demand is affected by normally recurring seasonal patterns.
Generally, the Companies' portfolio of hotels as a whole has performed better in the second and third quarters (with the third quarter performing slightly stronger than the second) due to decreased travel in the winter months.
Because of the impact of the hotel acquisitions since the Offering, as reflected in the combined pro forma financial statements, the hotel portfolio performed slightly better in the second quarter than the third quarter for both 1994 and 1995. Future acquisitions may further affect the seasonality of the Companies' current portfolio.

         The Companies have continued to implement a business strategy of franchise and geographic diversification. During the third quarter of 1995, hotels were acquired with the Sheraton, Embassy Suites and Doral franchises, and locations included New York, Georgia and Arizona. The following tables summarize certain information for the Companies' owned and operated, nongaming hotels with respect to franchise affiliations and to the distribution of hotels throughout the United States.

                            FRANCHISE AFFILIATIONS


                                                                    Pro Forma
                                                                Nine Months Ended
                                          Number of             September 30, 1995           Percentage of
Franchise Systems                           Rooms                 Gross Revenues            Gross Revenues
-----------------                         ---------             ------------------          --------------
Sheraton                                      462                     12,616                       13.0%
Embassy Suites                                451                     10,432                       10.8%
Best Western                                  786                      9,593                        9.9%
Marriott                                      393                      9,407                        9.7%
Days Inn                                      263                      4,924                        5.1%
Harvey                                        259                      4,262                        4.4%
Omni                                          168                      3,945                        4.1%
Doubletree                                    209                      3,303                        3.4%
West Coast                                    155                      3,272                        3.4%
Radisson                                      195                      3,168                        3.3%
Residence Inn                                  96                      2,483                        2.6%
Holiday Inn                                   151                      2,295                        2.4%
Doral                                         652                        672                        0.7%
                                            -----                     ------                      -----
                       Subtotal             4,240                     70,372                       72.7%
Independent hotels                          1,510                     26,433                       27.3%
                                            -----                     ------                      -----
                          Total             5,750                     96,805                      100.0%
                                            =====                     ======                      =====

                          GEOGRAPHIC DIVERSIFICATION


                                                                     Nine Months Ended
                                                                     September 30,1995           Percentage
                                    No. of           No. of              Pro Forma                of Gross
State                               Hotels           Rooms             Gross Revenues             Revenues
--------------                      ------           ------          -----------------           ----------
Georgia                               3                755                  16,212                   16.7%
Arizona                               3                600                  12,838                   13.3%
Washington                            4                566                  11,846                   12.2%
Wisconsin                             1                393                   9,407                    9.7%
Oregon                                2                310                   5,913                    6.1%
Texas                                 2                620                   5,140                    5.3%
New Mexico                            2                289                   4,330                    4.5%
Kansas                                1                259                   4,262                    4.4%
North Carolina                        1                168                   3,945                    4.1%
Michigan                              1                151                   4,017                    4.1%
Kentucky                              1                155                   3,899                    4.0%
California                            1                209                   3,303                    3.4%
Florida                               1                195                   3,168                    3.3%
Washington, DC                        1                152                   2,985                    3.1%
Virginia                              1                 96                   2,483                    2.6%
Ohio                                  1                180                   2,385                    2.5%
New York                              1                652                     672                    0.7%
                                      --             -----                  ------                  -----
                   TOTALS:            27             5,750                  96,805                  100.0%
                                      ==             =====                  ======                  =====

OTHER INCOME AND ADMINISTRATIVE AND OPERATING EXPENSES

         Included in other income for the nine months ended September 30, 1995 is $800,000 received for the termination of management contracts in connection with the settlement of certain shareholder actions against former officers of the Companies. (See Item 1 of Part II.)

         Administrative and operating expenses for the third quarter of 1995 increased to $1,387,000 representing 3.2 percent of revenue, from $1,135,000 representing 2.8 percent of revenue in the third quarter of 1994. For the nine months ended September 30, 1995, administrative and operating expenses increased to $3,847,000, representing 3.0 percent of revenues, as compared to $3,208,000, representing 2.7 percent of revenues, in the corresponding period of 1994. The increases were primarily a result of increases in payroll costs due to additions to the corporate staffs commensurate with the Companies' growth, as well as the assumption of management of hotels previously provided by third-party operators.

COMBINED LIQUIDITY AND CAPITAL RESOURCES

         The principal source of cash to be used to fund the Companies' operating expenses, interest expense, recurring capital expenditures and dividend payments by the Trust will be cash flow provided by operating activities. The Companies anticipate that their cash flow provided by operating activities will provide the necessary funds on a short and long term basis to meet their cash requirements including all distributions to shareholders by the Trust. The Trust commenced paying dividends in the fourth quarter of 1995 by declaring a dividend of $0.47 per share for the quarter ending September 30, 1995. The following table shows the calculation of combined pro forma cash available for distribution for the periods indicated.

                                                                Three Months               Nine Months
                                                                   Ended                      Ended
                                                               September 30,              September 30,
                                                                    1995                      1995
                                                               -------------              -------------
   FFO                                                             $12,981                   $37,813
   Noncash interest income   . . . . . . . . . . .                    (230)                     (775)
   Pro forma estimated cash used
      in investing activities (1)  . . . . . . . .                  (1,210)                   (3,469)
                                                                   -------                   -------
  Cash available for distribution   . . . . . . .                  $11,541                   $33,569
                                                                   =======                   =======
   Dividend (2)  . . . . . . . . . . . . . . . . .                  $9,284                   $27,852
                                                                   =======                   =======
   Payout ratio based on FFO   . . . . . . . . . .                    71.5%                     73.7%
                                                                   =======                   =======
   Payout ratio based on cash available
     for distribution  . . . . . . . . . . . . . .                    80.1%                     83.0%
                                                                   =======                   =======
-----------------------

(1) Represents reserves for estimated recurring capital expenditures, on a pro forma basis, primarily for furniture, fixtures and equipment and for building and improvements preservation other than major renovations. This amount was calculated based on 5% of pro forma room revenues for the three and nine month periods ended September 30, 1995.
(2) The Trust declared a dividend of $0.47 per share in the third quarter of 1995. The pro forma dividend for the nine months ended September 30, 1995 assumes an annual dividend of $1.88 per share.

         Additionally, the Companies intend to finance the acquisition of additional hotel properties, hotel renovations and capital improvements and provide for general corporate purposes through two loan facilities with affiliates of Lehman Brothers, Inc. and, when market conditions warrant, to issue additional equity or debt securities. In October 1995, Realty modified its agreement with Lehman Commercial Paper Inc., to increase its 18-month financing facility to $71 million from $45 million, which facility is secured by certain mortgage loans owned by Realty (the "Financing"). Interest accrues at a rate equal to the one-month LIBOR plus 1.5% for the first 12 months, and the one-month LIBOR plus 1.75% thereafter. As of September 30, 1995, Realty had borrowed $44.6 million under the Financing. Additionally, the Companies have entered into an agreement with affiliates of Lehman Brothers, Inc. to provide a 3-year, $135 million secured revolving credit (the "Acquisition Facility"). Amounts drawn under the Acquisition Facility accrue interest at a rate equal to the one, two or three month LIBOR at the

Companies' option plus 1.625%. The Acquisition Facility is secured by certain properties of the Companies and may be secured by other properties acquired by the Companies, all on a cross-collateralized basis. As of September 30, 1995, Realty had borrowed $20 million under the Acquisition Facility. Subsequent to September 30, 1995, the Companies borrowed an additional $38.9 million under the Acquisition Facility to purchase the Lenox Inn and Terrace Garden Inn.

         The Acquisition Facility may be retired in whole or in part from the proceeds of public or private issuances of equity or debt securities by the Companies and may be refinanced in whole or in part with fixed-rate financing. The final closing of the Acquisition Facility is subject to a variety of conditions, including the completion of certain due diligence matters and the syndication of $60 million of the facility amount.

         As previously discussed, the Companies have commenced an approximately $9.0 million major renovation and conversion of the Dallas Park Central Hotel to a Radisson, a $5.0 million renovation of the Atlanta Sheraton Colony Square Hotel and a $2.0 million renovation of the Portland Riverside Inn. Major and minor renovations of other hotels are also being contemplated. Management believes the renovations should result in increases in REVPAR and profitability. Sources of capital for major building renovations and expansions are expected to be: (i) excess funds from operations, (ii) additional debt financing, and (iii) additional equity raised in the public and private markets. Since the Reorganization, the Companies have acquired over $164 million in hotel assets. As part of their investment strategy, the Companies plan to acquire additional hotels. Future acquisitions are expected to be funded through use of the Acquisition Facility or other borrowings and the issuance of additional equity or debt securities. The Companies intend to incur additional indebtedness in a manner consistent with their policy of maintaining a Ratio of Debt-to-Total Market Capitalization of not more than 50%. Management of each of the Trust and of the Corporation believes that it will have access to capital resources sufficient to satisfy the cash requirements of each of the Trust and the Corporation and to expand and develop their business in accordance with their strategy for future growth.

HISTORICAL RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994

         The following discussion and analysis of the historical results of operations for the three and nine months ended September 30, 1995 give effect to transactions on the actual date they were consummated: in the case of the Reorganization, as of January 1, 1995; in the case of the Offering, July 6, 1995 and in the case of acquisitions of hotel properties as of the date each was purchased.

THE TRUST:

         Rents from the Corporation, which are based in part on hotel revenues, increased $2.9 million and $5.4 million for the three and nine months ended September 30, 1995, respectively, as compared to the corresponding periods of 1994. The increases were primarily the result of rents earned by Realty on four hotels contributed by Starwood Capital to Realty and Operating in January 1995 and on four additional hotels acquired during the nine months ended September 30, 1995. The four contributed hotels (the Doubletree Hotel located in Rancho Bernardo, California; the Capitol Hill Suites located in Washington, D.C.; the Harvey Wichita located in Wichita, Kansas; and the French Quarter Suites located in Lexington, Kentucky) and the four acquired hotels (the Omni Hotel in Chapel Hill, North Carolina acquired in April 1995 and the three hotels acquired in the third quarter as previously discussed) accounted for increased rents of $2.8 million and $5.3 million, respectively, for the three and nine months ended September 30, 1995. In addition, rents earned by the Trust from continuously owned properties leased by the Corporation increased $177,000 and $660,000, respectively. These increases were offset by a decrease in rents of $71,000 and $523,000, respectively, resulting from the sale of hotels in Austin, Texas (May 1994), Brunswick, Georgia and New Port Richey, Florida (August 1994), and Fayetteville, North Carolina and Jacksonville, Florida (November 1994).

         Interest from the Corporation increased by $621,000 and $1,349,000 for the three and nine months ended September 30, 1995, respectively, as compared to the corresponding periods of 1994. The increase in interest income was primarily a result of interest on the first mortgage of the Milwaukee Marriott Hotel (owned by a partnership of which Operating is the sole general partner) which was purchased by Realty in July 1995 and interest on unsecured notes from the Corporation having an average balance of $11.1 million and bearing interest at prime plus two percent for the nine month period ended September 30, 1995.
A moratorium on the payment of interest on such unsecured notes was in effect throughout 1994.

         Interest from mortgage and other notes amounted to $2,602,000 and $7,915,000 for the three and nine months ended September 30, 1995, respectively, as compared to $505,000 and $1,243,000, respectively, for the corresponding periods in 1994. The increases primarily resulted from the contribution of notes receivable by Starwood Capital to Realty in the Reorganization.

         Interest expense decreased by $3.8 million and $1.5 million for the three and nine months ended September 30, 1995, respectively, as compared to the corresponding periods of 1994. The decreases were due to the repayment of approximately $206.5 million of existing indebtedness in connection with the Offering and to mortgage notes retired in the first quarter of 1995, which were secured by the Phoenix, Arizona and Bay City, Michigan properties offset by additional notes payable assumed by Realty in the Reorganization.

         Depreciation and amortization expense increased by $1.1 million and $2.4 million during the three and nine months ended September 30, 1995, respectively, as compared to the corresponding periods of 1994, principally due to the above mentioned property contributions and acquisitions and to the amortization of reorganization and financing costs offset by the above mentioned property sales.

         Minority interest represents the interest of Starwood Capital in Realty for the three and nine months ended September 30, 1995.

THE CORPORATION:

         Hotel revenues increased by $10.4 million and $18.1 million for the three and nine months ended September 30, 1995, respectively, as compared to the corresponding periods of 1994. The addition of the four contributed properties and the four acquired properties as discussed above resulted in increases in hotel revenues of $11.1 million and $22.4 million, respectively, for three and nine month periods ended September 30, 1995. The Milwaukee, Wisconsin property, for which a $4.5 million renovation was completed in the first quarter of 1994, accounted for increases of $190,000 and $940,000, respectively, for the same periods. These increases were offset by the hotel sales discussed above resulting in decreased revenues of $1.5 million and $6.5 million, respectively, as well as $20,000 and $1.3 million, respectively, resulting from the termination of the Marriott franchise agreement at the Dallas, Texas property as discussed below. The remaining increases of $600,000 and $2.6 million for the three and nine months ended September 30, 1995, respectively, are attributable to other continuously owned properties.

         Hotel gross margin for the third quarter of 1995 was $10.5 million, or 32.4% of hotel revenues, as compared to $7.0 million, or 31.8% of hotel revenues, for the third quarter of 1994. Hotel gross margin for the nine months ended September 30, 1995 was $25.8 million, or 31.4% of hotel revenues, as compared to $17.8 million, or 27.8% of hotel revenues for the corresponding period of 1994. The increases in gross margin were primarily due to increases in REVPAR, the termination of the third-party management agreements, and the additional operating margin following the renovations previously discussed.

         Gaming revenues for the third quarter of 1995 as compared to the corresponding period of 1994 decreased by $222,000 or 3.3% to $6.5 million. Gaming revenues for the nine months ended September 30, 1995 decreased $719,000 or 3.4% compared to the corresponding period of 1994. Management believes that the lower revenues at the two gaming facilities are a result of decreased travel to the Las Vegas area and of public road construction activity adjacent to the Bourbon Street Hotel and Casino which reduced vehicular and pedestrian traffic.

         Gaming gross margin for the third quarter of 1995 was $541,000, or 8.2% of gaming revenues, as compared to $544,000, or 8.0% of gaming revenues, for the third quarter of 1994. Gaming gross margin for the nine months ended September 30, 1995 was $2.0 million, or 9.9% of gaming revenues, as compared to $2.7 million, or 12.8% of gaming revenues, for the corresponding period of 1994. Management believes that lower win percentages as well as decreased travel to the Las Vegas area resulted in the decrease in gross margin for the nine months ended September 30, 1995.

         Included in other income for the nine months ended September 30, 1995 is $800,000 received by the Corporation for the termination of management contracts in connection with the settlement of certain shareholder actions against former officers of the Companies. (See Item 1 of Part II.)

         Administrative and operating expenses increased by $306,000 and $725,000 respectively, for the three and nine months ended September 30, 1995, as compared to the corresponding periods of 1994. The increases were primarily a result of increases in payroll costs commensurate with the Companies' growth, as well as the assumption of management of hotels previously provided by third-party operators.

         Depreciation and amortization expense increased by $863,000 and $1.7 million, respectively, for the three and nine months ended September 30, 1995, as compared to the corresponding periods of 1994. The increases were primarily a result of the contributed and acquired hotels and amortization of reorganization costs as discussed above.

         Minority interest represents the interest of Starwood Capital in the Operating Partnership for the three and nine months ended September 30, 1995.

         For information with respect to rent and interest to the Trust during the three and nine months ended September 30, 1995 and 1994, see "Trust" immediately above.

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

         The plaintiffs and defendants in the Shareholder Actions entered into stipulations of settlement providing for the release of all claims that were or might have been made in the Shareholder Actions and provided for a $3,250,000 cash settlement fund which, after payment of fees and expenses of plaintiffs' counsel, will be distributed to the certified plaintiff classes. The Trust and the Corporation have paid $400,000 into the settlement fund, with the balance of the settlement being paid by the insurance company that issued the directors and officers policy applicable to the period to which the Shareholder Actions relate and by two former officers and Trustees of the Trust. The Trust and the Corporation have also agreed to pay the legal fees and other costs incurred prior to October 12, 1993 by the defendants in the Shareholder Actions.
Holders of approximately 200,000 Paired Shares opted out of the settlement.

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

         Ross Agreement. In November 1994, Starwood Capital entered into an agreement (the "Ross Agreement") with Leonard Ross and his affiliates ("Ross"). Ross held approximately 9.8% of the outstanding Paired Shares prior to the Reorganization and had opted out of the settlement by the Companies of the Shareholder Actions. In addition to preserving his rights to institute an action against the Companies with respect to the matters covered by such settlement, Ross had threatened to assert other alleged causes of action against the Companies.

         The Ross Agreement was entered into in settlement of the threatened litigation by Ross and provides for an assignment to Starwood Capital of Ross' claims. Starwood Capital also received a proxy to vote Ross' Paired Shares and Starwood Capital has agreed to purchase those Paired Shares, at Ross' election, in a 60-day period beginning on December 15, 1995, at a price of $33.75 per Paired Share (plus 10 percent per annum from December 31, 1994 to the date of exercise less distributions paid on the shares). Starwood Capital may also elect to purchase such Paired Shares at the same time and on the same terms.
In December 1994, Ross sold 33,167 of the Paired Shares, which remain subject to the Ross Agreement. Ross has agreed not to purchase or sell any Paired Shares during the period specified for the purchase of his Paired Shares and not to acquire more than 4.9% thereafter.

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

         None.

Item 5.  Other Information

         None.

Item 6.  Exhibits and Reports on Form 8-K
         (b)  Reports on Form 8-K

         On October 9, 1995, the Trust and Corporation filed a Joint Current Report on Form 8-K to report the purchase of the Doral Inn in New York, New York.

         On October 31, 1995, the Trust and Corporation filed a Joint Current Report on Form 8-K to report a change in certifying accountants.

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, each Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




STARWOOD LODGING TRUST                           STARWOOD LODGING CORPORATION
Registrant                                       Registrant





/s/ RONALD C. BROWN                              /s/ KENNETH J. BIEHL
------------------------------------------       ------------------------------
Ronald C. Brown                                  Kenneth J. Biehl
Vice President and Chief Financial Officer       Vice President and Controller
(Principal Financial Officer)                    (Principal Accounting Officer)






Date:    November 14, 1995