Form 10-K405/A
period 1994-12-31
STARWOOD LODGING TRUST; STARWOOD LODGING CORP
filed 1996-03-01
CIK 48595, 316206

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 FORM 10-K/A
                                 (AS AMENDED)

               /x/ JOINT ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 [FEE REQUIRED]

               For the fiscal year ended    December 31, 1994

                                       OR

               / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

               For the transition period from _________ to __________


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

                      52-0901263                                                52-1193298
         (I.R.S. employer identification no.)                      (I.R.S. employer identification no.)
           11845 W. Olympic Blvd., Suite 550
             Los Angeles, California 90064                           11845 W. Olympic Blvd., Suite 560
            (Address of principal executive                            Los Angeles, California 90064
             offices, including zip code)                             (Address of principal executive
                                                                       offices, including zip code)
                    (310) 575-3900
            (Registrant's telephone number,                                   (310) 575-3900
                 including area code)                                 (Registrant's telephone number,
                                                                           including area code)


           Securities registered pursuant to Section 12(b) of the Act:

                                                           Name of each exchange
                  Title of each class                       on which registered
                  -------------------                      -----------------------
    Shares of Beneficial Interest, $0.01 par value,
      of Starwood Lodging Trust ("Trust Shares")
                      paired with                          New York Stock Exchange
       Shares of Common Stock, $0.01 par value,
of Starwood Lodging Corporation ("Corporation Shares")

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
                                                   -----    -----

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of each Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K /X/.

     As of March 24, 1995, the aggregate market value of the Registrants' voting stock held by non-affiliates(1) was $34,063,000.

     As of March 24, 1995, the Registrants had outstanding 12,132,948 Trust Shares and 12,132,948 Corporation Shares.

----------------------
(1)For purposes of this Joint Annual Report only, includes all voting shares other than those held by the Registrants' Trustees or Directors and executive officers or by persons known to either Registrant to hold of record or beneficially 5% or more of such Registrant's voting shares.


================================================================================

                                  TABLE OF CONTENTS

  Item
 Number
in Form
  10-K                                       PART I                                    Page
-------                                                                                ----
   1.    Business....................................................................    1
   2.    Properties..................................................................    8
   3.    Legal Proceedings...........................................................   25
   4.    Submission of Matters to a Vote of Security Holders.........................   26


                                            PART II

   5.    Market for Registrants' Common Equity and Related  Stockholder Matters......
                                                                                        28
   6.    Selected Financial Data.....................................................   30
   7.    Management's Discussion and Analysis of Financial Condition and Results of
         Operations..................................................................   31
   8.    Financial Statements and Supplementary Data.................................   39
   9.    Changes in and Disagreements with Accountants on Accounting and Financial
         Disclosure..................................................................   39


                                            PART III

  10.    Trustees, Directors and Executive Officers of the Registrants...............   39
  11.    Executive Compensation .....................................................   43
  12.    Security Ownership of Certain Beneficial Owners and Management..............   48
  13.    Certain Relationships and Related Transactions..............................   50


                                            PART IV

  14.    Exhibits, Financial Statements, Financial Statement Schedules and Reports on
         Form 8-K....................................................................   54

                                     PART I

ITEM 1.  BUSINESS.

         Starwood Lodging Trust, formerly Hotel Investors Trust (the "Trust"), was organized in 1969 as a Maryland real estate investment trust, and has invested in fee, ground leasehold and mortgage loan interests in hotel properties located throughout the United States.

         In order for the Trust to qualify for favorable tax status as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986 (the "Code"), the Trust has leased its properties to third party operators. In 1980, Starwood Lodging Corporation, formerly Hotel Investors Corporation (the "Corporation" and, together with the Trust, "Starwood Lodging"), was organized as a Maryland corporation and has leased hotel properties from the Trust since that date.

         Since 1980, the shares of beneficial interest of the Trust ("Trust Shares") and the shares of common stock of the Corporation ("Corporation Shares") have been "paired" on a one-for-one basis and may only be held or transferred in units consisting of one Trust Share and one Corporation Share ("Paired Shares"). The Code has prohibited the "pairing" of shares between a REIT and a management company since 1983. This rule does not apply to the Trust because its Paired Share structure has existed since 1980.

         At December 31, 1994, the Trust owned equity interests in twenty-four hotel properties, including two hotel/casinos. Eighteen of such properties were owned in fee, five were held pursuant to long-term leases and one was owned through a 5% general partnership interest in a joint venture. At such date, twenty of the Trust's hotels (including the two hotel/casinos) were leased to the Corporation or its subsidiaries, and five of those hotels were being managed by third-party operators. For information as to such interests and properties, see Item 2 of this Joint Annual Report.

                               THE REORGANIZATION

         On January 31, 1995 (the "Closing Date"), the Trust and the Corporation consummated a previously announced reorganization (the "Reorganization") with Starwood Capital Group, L.P. ("Starwood Capital") and certain affiliates of Starwood Capital (the "Starwood Partners") effective January 1, 1995.

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

         After giving effect to the Reorganization and the subsequent exchange of Senior Debt, the Trust has an approximate 25.4% interest in the Realty Partnership and the Corporation has an approximate 25.4% interest in the Operating Partnership, and the Starwood Partners hold limited partnership interests representing the remaining approximate 74.6% interest in each of the Realty Partnership and the Operating Partnership. As of the date of this Joint Annual Report, the structure of Starwood Lodging is as follows:

                               [GRAPHIC]

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

         After the Reorganization, the Corporation (together with its wholly-owned subsidiaries) has conducted all of its business and operations (other than its gaming operations) through the Operating Partnership. As of the closing of the Reorganization, the Operating Partnership leased from the Realty Partnership all but three of the hotel properties owned in fee or held pursuant to long-term leases by the Realty Partnership. Upon receipt of Nevada gaming regulatory approvals, the Corporation will control the Operating Partnership as its managing general partner. Prior to the receipt of such approvals, the Operating Partnership is being managed by a management committee, the members of which are identical to the members of the Board of Directors of the Corporation that will hold office upon receipt of Nevada gaming regulatory approvals. Regulatory approvals are expected to be received by the end of 1997. See
Item 10 of this Joint Annual Report.

         Prior to the receipt of Nevada gaming regulatory approvals, the gaming operations (which consist of two hotel/casinos located in Las Vegas, Nevada) are being operated through a wholly owned subsidiary of the Corporation. Upon receipt of such approvals (or such time as such approvals are no longer required) all of the assets and liabilities of such subsidiary (or, if those assets have been disposed of, the net proceeds of such disposition) will be transferred to a limited partnership owned 99% by the Operating Partnership, as limited partner, and 1% by such subsidiary, as general partner.

                              1995 DEBT REFINANCING

         On March 24, 1995, the Realty Partnership and the Trust entered into an Amended and Restated Credit Agreement (the "New Credit Agreement") pursuant to which the Realty Partnership borrowed $131.75 million (the "Loan") which was used primarily to refinance all outstanding Senior Debt (after taking into account the exchange by a Starwood Partner of $12 million of Senior Debt for units of the Realty Partnership and the Operating Partnership described above) and approximately $27 million of first mortgage debt. The Loan matures on April 1, 1997 (subject to the Realty Partnership's option to extend such maturity for 12 months subject to a principal payment of $10 million and on certain conditions) and bears interest at a rate based on LIBOR plus 3%.

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

         The Loan is secured by liens on substantially all of the assets of the Realty Partnership, other than the Harvey notes. Up to $58 million of the obligations under the Loan was guaranteed by the Operating Partnership, in consideration for the cancellation by the Realty Partnership of intercompany indebtedness. Such guaranty is secured by first priority liens on substantially all of the assets of the Operating Partnership. Each of the Trust and the Corporation, as general partner, is secondarily liable for the obligations under the Loan of the Realty Partnership and the Operating Partnership, respectively. Approximately $46.1 million of mortgage notes payable are senior to the Loan (see Note 7, "Mortgage and Other Notes Payable").

         The New Credit Agreement contains covenants that are similar to, but in general less restrictive than, those contained in the Prior Credit Agreement described below, including (i) a requirement that the Realty Partnership and the Operating Partnership maintain a combined net worth at least equal to (a) $40 million, plus (b) 75% of the net proceeds of equity contributed to the Realty Partnership (unless used within six months to acquire hotel assets or that constitute equity in hotel assets, each of which will be governed by clause (c) below), plus (c) 50% of the net equity book value of hotel assets contributed to or acquired by the Realty Partnership during the term of the Loan; (ii) restrictions on the ability of the Realty Partnership to incur other indebtedness; and (iii) a right of the Realty Partnership and the Operating Partnership to pay distributions to its partners up to certain specific amounts and a right of the Trust and the Corporation to pay distributions, to their shareholders. See Item 5, "Distributions" of this Joint Annual Report. The Realty Partnership also has the right to acquire certain additional hotels that meet certain cash flow tests.

         The Realty Partnership may, prior to January 1, 1996, borrow up to an additional $75 million to finance the acquisition of hotel properties and to refinance debt that is senior to the Loan. Each such acquisition loan will be in an amount equal to the lesser of (i) 60% of the purchase price (in the case of an acquisition) and (ii) 70% of the property's value (as determined by the lender), will be made on the same terms as the Loan and will be secured by a lien on the related hotel property.

                              ACQUISITION STRATEGY

         Starwood Lodging intends to focus its acquisition strategy on full service and upper-end and limited service hotels. The Trust and the Corporation believe that hotels in those segments can be purchased at prices below replacement cost and offer better yields than hotels in other segments, and thus represent more stable long-term investments. Starwood Lodging will generally seek investments in hotels where management believes that such hotels' profits can be increased by the introduction of more professional and efficient management techniques or the injection of capital to cure deferred maintenance. Properties will be targeted throughout the United States, but Starwood Lodging will generally focus on markets located near other properties owned and operated by Starwood Lodging, markets with significant barriers to entry or markets with stable demand generators such as universities, government agencies or large companies.

        As of March 31, 1995, Starwood Lodging is evaluating numerous hotel properties for acquisition, and has made offers on ten properties in the aggregate amount of approximately $180 million. In addition, Starwood Lodging has entered into a definitive agreement to purchase the 172-room Omni Hotel located in Chapel Hill, North Carolina. Such transaction is expected to close on or before April 10, 1995. See Item 2, "Pending Hotel Acquisition" of this Joint Annual Report.

         The Trust and the Corporation intend that the Operating Partnership lease and operate all hotels owned by the Realty Partnership. Accordingly, the Operating Partnership will seek to manage those hotels which are currently owned by the Realty Partnership and operated on behalf of the Operating Partnership by third-party management companies. The Operating Partnership generally intends that the management contracts with such third-party operators will be terminated and that all of such properties will be managed by the Operating Partnership by the end of 1995.

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

         In connection with the New Credit Agreement, the remaining Lender Warrants may be canceled upon the payment to a Starwood Partner of a $786,000 cancellation fee.

                             TAX STATUS OF THE TRUST

         The Trust intends to elect to be taxed as a REIT, commencing with its taxable year ending December 31, 1995. The Trust was taxed as a REIT beginning in 1969 through and including its taxable year ended December 31, 1990. During 1994, the Trust discovered that it may not have qualified as a REIT in 1991 through 1994 due to its failure to comply with certain procedural requirements of the Code. The Trust requested and received a letter from the Internal Revenue Service providing that the Trust's election to be taxed as a REIT terminated beginning with the Trust's taxable year ended December 31, 1991 and permitting the Trust to re-elect to be taxed as a REIT commencing with its taxable year ending December 31, 1995. Because the Trust had net losses for tax purposes for its 1991 through 1994 taxable years, the Trust does not owe any federal income tax for such years.

                                OTHER INFORMATION

         For information as to the sale of hotel assets by the Trust and the Corporation in 1994, see Item 2 of this Joint Annual Report.

         Seasonality; Competition. The hotel industry is seasonal in nature. Generally, hotel revenues are greater in the second and third quarters than in the first and fourth quarters. This seasonality can be expected to cause quarterly fluctuations in the revenues of the Trust and the Corporation.

         The hotel industry is highly competitive. The properties of the Trust and the Corporation compete with other hotel properties in their geographic markets. Many of the competitors of the Trust and the Corporation may have substantially greater marketing and financial resources than Starwood Lodging.

         The Trust and the Corporation may compete for acquisition opportunities with entities which have substantially greater financial resources than the Trust and the Corporation. These entities may generally be able to accept more risk than the Trust and the Corporation can prudently manage. Competition may generally reduce the number of suitable investment opportunities and increase the bargaining power of property owners seeking to sell. Further, management of the Trust believes that it will face competition for acquisition opportunities from entities organized for purposes substantially similar to the objectives of the Trust.

         Environmental Matters. In the latter part of 1991, the Trust and the Corporation obtained preliminary or "Phase I" environmental site assessments with respect to the Trust's hotel properties and the Milwaukee Marriott Hotel. These assessments covered all of the fee interests now held by the Realty Partnership (excluding interests acquired from the Starwood Partners), as well as hotels securing mortgage interests held by the Trust, other than Dallas Viscount, Modesto Vagabond and Jefferson City Ramada Inn.

         The potential for environmental impairment was assessed as moderate to high only at the Embassy Suites Hotel in Phoenix, Arizona. According to the assessment of that property, petroleum hydrocarbons are present in the land beneath this hotel; however, the Trust could not determine without further investigation the extent of the potential contamination or whether this contamination resulted from the underground storage tanks placed on the property by the property's former owner or from similar tanks located on land adjacent to the property, which tanks are known to have suffered leakage. A magnetic survey conducted on the property did not detect the continuing existence of the underground storage tanks on the property, and the environmental consultant did not recommend that any further action be taken. Phoenix municipal authorities have indicated an awareness of possible ground water contamination in the area, but to date have taken no action.

         A tank leak test conducted at the Bourbon Street Hotel in early 1992 revealed no evidence of leakage. A release of petroleum from an underground storage tank at the Bay Valley Hotel and Resort was reported to the appropriate state agency in 1992. After the tank and surrounding soils were removed, additional soils and groundwater testing was performed, which revealed environmental contamination in a localized area. Environmental testing has been performed to identify the vertical and horizontal extent of the contamination released from the tank. The consultant has proposed to remedy the contamination through installation of a groundwater pump and treatment system to capture and treat impacted groundwater and excavation of about 390 cubic yards of impacted soil. Amendments to the relevant environmental clean-up laws, which have recently been introduced in the Michigan Legislature, may reduce the extent or magnitude of the clean-up that may be required at the site. The consultant's recommendations were made upon the basis of existing law, and did not take into account the proposed legislative amendments. After the Realty Partnership and the Operating Partnership assess the impact of any amendments that may be enacted to the relevant statutes, the Trust and the Corporation will perform whatever remediation is required by law. Any further remediation costs that are incurred may be reimbursed by a Michigan environmental fund, although there can be no assurance that the fund will have sufficient resources to pay all claims made against it. If the Realty Partnership and the Operating Partnership do not receive reimbursement for future remediation costs, the Realty Partnership will bear those costs.

         "Phase I" environmental site assessments were performed between 1992 and 1994 in connection with the mortgage assets contributed to the Realty Partnership by certain of the Starwood Partners. In addition, the Starwood Partners contributed to the Realty Partnership fee interests in four hotels for which "Phase I" environmental site assessments were performed between 1993 and 1994. The potential for environmental impairment was assessed as low to moderate at each of the four hotels.

         Neither the Trust, the Corporation, the Realty Partnership nor the Operating Partnership has been identified by the U.S. Environmental Protection Agency or any similar state agency as a responsible or potentially responsible party for, nor have they been the subject of any governmental proceeding with respect to, any hazardous waste contamination. If the Trust, the Corporation, the Realty Partnership or the Operating Partnership were to be identified as a responsible party, they would in most circumstances be strictly liable, jointly and severally with other responsible parties, for environmental investigation and clean-up costs incurred by the government and, to a more limited extent, by private persons.

         Based upon the environmental reports described above, the Trust believes that a substantial number of its hotels incorporate potentially asbestos-containing materials. Under applicable current Federal, state and local laws, asbestos need not be removed from or encapsulated in a hotel unless and until the hotel is renovated or remodeled.

         Based upon the above-described environmental reports and testing and facts known to the managements of the Trust and the Corporation, future remediation costs are not expected to have a material adverse effect on the results of operations, financial position or cash flows of the Trust or the Corporation and compliance with environmental laws has not had and is not expected to have a material effect on the capital expenditures, earnings or competitive position of the Trust or the Corporation.

         Regulation and Licensing. The ownership and operation of the casino gaming facilities of the Corporation in Nevada are subject to extensive licensing and regulatory control by the Nevada Gaming Commission, the Nevada Sate Gaming Control Board and the Clark County Liquor and Gaming Licensing Board. See Item 2, "Regulation and Licensing" of this Joint Annual Report.

         Employees. As of December 31, 1994, the Trust had four employees and the Corporation had 1,881 employees.

         The Trust's executive offices are located at 11845 West Olympic Boulevard, Suite 550, Los Angeles, California 90064 (telephone (310) 575-3900) and the Corporation's executive offices are located at 11845 West Olympic Boulevard, Suite 560, Los Angeles, California 90064 (telephone (310) 575-3900).

         Financial information with respect to the two segments of the hospitality industry (hotels and gaming) in which the Corporation operates is included in Note 11 of the Notes to Financial Statements included in Item 8 of this Joint Annual Report.

ITEM 2.  PROPERTIES.

         At December 31, 1994, the Trust owned and the Corporation operated and managed, a portfolio of hotel assets, including fee, ground leasehold and first mortgage interests. At such date, all but three of the Trust's fee and ground leasehold hotels were leased to the Corporation or its subsidiaries pursuant to leases between the Trust and the Corporation (the "Intercompany Leases").

         As described in Item 1 of this Joint Annual Report, upon the closing of the Reorganization, substantially all of the properties and assets of the Trust were contributed to the Realty Partnership and substantially all of the properties and assets of the Corporation and its subsidiaries (except for their gaming assets, which are to be contributed upon approval by Nevada gaming authorities) were contributed to the Operating Partnership.

         Accordingly, since the Reorganization the Trust has conducted all of its business and operations through the Realty Partnership and the Corporation has conducted all of its business and operations (other than its gaming operations) through the Operating Partnership. As of March 27, 1995, the Trust had an approximate 25.4% interest in the Realty Partnership and the Corporation had an approximate 25.4% interest in the Operating Partnership.

         Set forth below is information as to the assets and properties of the Trust prior to the Reorganization which (along with certain assets and properties described herein) were contributed to the Realty Partnership pursuant to the Reorganization and as to the assets and properties of the Corporation prior to the Reorganization which (along with certain assets and properties contributed by the Starwood Partners) were contributed to the Operating Partnership pursuant to the Reorganization.

                      THE TRUST AND THE REALTY PARTNERSHIP

         Equity Investments. As of December 31, 1994, the Trust had equity investments in twenty-four properties (including two hotel/casinos) containing a total of approximately 4,137 guest rooms. As of that date, the Trust owned fee interests in eighteen hotels and two hotel/casinos, and held five hotels pursuant to long-term ground leases. The Trust also had a 5% equity interest in, and was the general partner of, a limited partnership that owns the Omaha Marriott Hotel which contains approximately 303 guestrooms. Of the hotels in which the Trust has an equity interest, 15 operate under one of the following nationally recognized names: Holiday Inn(R), Days Inn(R), Best Western(R), Vagabond Inn(R), Marriott(R), Embassy Suites(R), Radisson Inn(R) and Residence Inn(R).

         Each of the Intercompany Leases provides for the lessee's payment of annual minimum rent in a specified amount plus additional rent based on a percentage of the gross revenues (or items thereof) of the leased property. The Intercompany Leases were amended and restated in December 1992 and have an average term of seven years. The Intercompany Leases are "triple-net" - i.e., the lessee is generally responsible for paying all operating expenses of the hotel property, including maintenance and repair costs, insurance premiums and real estate and personal property taxes, and for making all rental and other payments required pursuant to any underlying ground leases. As lessee, the Operating Partnership retains all of the profits, net of rents and other expenses, and bears all risk of losses, generated by the hotel property's operations.

         In addition to the Intercompany Leases, the three Vagabond Inns are leased to a third party. The leases expire in 2001, 2007 and 2008. The lease expiring in 2001 has options to extend the term of the lease for two additional five year periods. Each of these leases provides for the payment of percentage rent equal to 26% of room revenues against specified minimum rents. The leases are "triple net."

         The following table sets forth the 1994, 1993 and 1992 average occupancy and room rates, and certain other information concerning the hotels owned by the Trust as of December 31, 1994 (which were subsequently contributed to the Realty Partnership at the closing of the Reorganization), and the hotels contributed to the Realty Partnership by the Starwood Partners at the closing of the Reorganization:



                                                      Year Constructed/
       Property                                       Year Acquired (1)              Property Description
       --------                                       -----------------              --------------------



Properties owned by the Trust as of December 31, 1994:

       ARIZONA

       Embassy Suites                                       1981/1983       227 suites, restaurant, lounge and
         Phoenix, Arizona                                                   meeting facilities

       Plaza Hotel                                          1971/1983       149 guest rooms, restaurant, lounge and
         Tucson, Arizona (2)                                                meeting facilities

       CALIFORNIA

       Vagabond Inn                                         1974/1974       102 guest rooms and restaurant
         Rosemead, California (3)

       Vagabond Inn                                         1975/1975       108 guest rooms and restaurant
         Sacramento, California (3)

       Vagabond Inn                                         1973/1973       101 guest rooms and restaurant
         Woodland Hills, California (3)

       FLORIDA

       Radisson Hotel                                       1974/1986       195 guest rooms, restaurant, lounge and
         Gainesville, Florida (4)                                           meeting facilities

       GEORGIA

       Holiday Inn                                          1989/1989       151 guest rooms, restaurant, lounge and
         Albany, Georgia (5)                                                meeting facilities



                                                                              Years Ended December 31,
                                                ------------------------------------------------------------------------------------
       Property                                 1994     1993     1992     1994      1993     1992       1994      1993       1992
       --------                                 ----     ----     ----     ----      ----     ----       ----      ----       ----
                                                   Average Occupancy              Average Room                  Revenue per
                                                         Rate                          Rate                    Available Room
                                                ----------------------     ------------------------     --------------------------
Properties owned by the Trust as of
  December 31, 1994:

       ARIZONA

       Embassy Suites                             76%     72%     68%      $80.23    $74.04    $70.62    $60.63    $53.30     $48.02



         Phoenix, Arizona

       Plaza Hotel                                77%     74%     64%      $46.12    $45.05    $47.22    $35.58    $33.34     $30.22
         Tucson, Arizona (2)

       CALIFORNIA

       Vagabond Inn                               39%     44%     52%      $37.47    $38.14    $37.06    $14.54    $16.78     $19.27
         Rosemead, California (3)

       Vagabond Inn                               63%     60%     67%      $55.89    $52.18    $51.48    $34.93    $31.31     $34.49
         Sacramento, California (3)

       Vagabond Inn                               69%     61%     69%      $46.72    $43.70    $42.15    $32.24    $26.66     $29.08
         Woodland Hills, California (3)

       FLORIDA

       Radisson Hotel                             59%     62%     55%      $59.89    $56.63    $57.07    $35.57    $35.11     $31.39
         Gainesville, Florida (4)

       GEORGIA

       Holiday Inn                                79%      74%     74%     $56.06    $56.96    $54.99    $44.23    $42.15     $40.69
         Albany, Georgia (5)


                                           Year Constructed/
        Property                           Year Acquired (1)              Property Description
        --------                           -----------------              --------------------


        Best Western Riverfront Inn            1971/1986       142 guest rooms, restaurant, lounge and
          Savannah, Georgia (5)                                meeting facilities

        MICHIGAN

        Bay Valley Hotel & Resort              1973/1984       151 guest rooms, restaurant, lounge and
          Bay City, Michigan                                   meeting facilities; 18-hole golf course
                                                               and tennis club

        NEBRASKA

        Omaha Marriott Hotel                   1982/1982       303 guest rooms, restaurant, lounge and
          Omaha, Nebraska (6)                                  meeting facilities

        NEVADA

        Bourbon Street                         1975/1988       150 guest rooms, restaurant, lounge and
          Las Vegas, Nevada                                    casino

        King 8 Hotel and Gambling Hall         1974/1988       300 guest rooms, restaurant, lounge and
          Las Vegas, Nevada                                    casino

        NEW MEXICO

        Best Western Airport Inn               1980/1984       120 guest rooms and leased restaurant
         Albuquerque, New Mexico (7)                           adjacent to property

        Best Western Mesilla Valley Inn        1974/1982       166 guest rooms, restaurant, lounge and
          Las Cruces, New Mexico                               meeting facilities

                                                                              Years Ended December 31,
                                                  --------------------------------------------------------------------------------
        Property                                  1994    1993    1992     1994      1993     1992      1994      1993      1992
        --------                                  ----    ----    ----     ----      ----     ----      ----      ----      ----
                                                   Average Occupancy             Average Room                  Revenue per
                                                         Rate                        Rate                    Available Room
                                                  --------------------     --------------------------    --------------------------
        Best Western Riverfront Inn                57%     55%     55%     $47.27    $46.21    $43.40    $26.92    $25.42    $23.87
          Savannah, Georgia (5)

        MICHIGAN

        Bay Valley Hotel & Resort                   64%     52%    54%     $62.22    $66.39    $65.32    $39.54    $34.52    $35.27
          Bay City, Michigan


        NEBRASKA

        Omaha Marriott Hotel                        76%     76%    71%     $87.21    $82.56    $82.57    $66.45    $62.75    $58.62
          Omaha, Nebraska (6)

        NEVADA

        Bourbon Street                              90%      92%   86%     $32.08    $30.65    $30.24    $28.90    $28.20    $26.01
          Las Vegas, Nevada

        King 8 Hotel and Gambling Hall              82%      83%   75%     $31.66    $27.71    $25.23    $25.83    $23.00    $18.92
          Las Vegas, Nevada

        NEW MEXICO

        Best Western Airport Inn                    86%      80%   76%     $54.45    $52.38    $50.90    $47.02    $41.90    $38.68
         Albuquerque, New Mexico (7)

        Best Western Mesilla Valley Inn             71%      71%   58%     $42.74    $41.67    $40.40    $30.42    $29.59    $23.43
          Las Cruces, New Mexico



                                               Year Constructed/
        Property                               Year Acquired (1)              Property Description
        --------                               -----------------              --------------------




        OHIO

        Best Western North                         1974/1992       180 guest rooms, restaurant, lounge and
          Columbus, Ohio (5)                                       meeting facilities and sports club

        OREGON

        Days Inn City Center                       1962/1984       173 guest rooms, restaurant, lounge and
          Portland, Oregon                                         meeting facilities

        Riverside Inn                              1964/1984       137 guest rooms, restaurant, lounge and
          Portland, Oregon                                         meeting facilities

        TEXAS

        Park Central Hotel                         1972/1972       445 guest rooms, restaurant, lounge and
          Dallas, Texas (8)                                        meeting facilities

        Best Western Airport Inn                   1974/1985       175 guest rooms and leased restaurant
          El Paso, Texas                                           adjacent to property

        VIRGINIA

        The Residence Inn                          1984/1984       96 suites with full kitchens and
          Tysons Corner, Virginia                                  fireplaces

                                                                     Years Ended December 31,
                                        --------------------------------------------------------------------------------------
        Property                        1994     1993    1992     1994       1993        1992     1994        1993      1992
        --------                        ----     ----    ----     ----       ----        ----     ----        ----      ----
                                          Average Occupancy              Average Room                     Revenue per
                                                 Rate                        Rate                        Available Room
                                         --------------------     ----------------------------     ----------------------------
        OHIO

        Best Western North                70%     66%     72%     $42.34     $42.12     $41.61     $29.76     $27.80     $29.96
          Columbus, Ohio (5)

        OREGON

        Days Inn City Center              71%      63%    60%     $53.12     $57.50     $60.31     $37.51     $36.23     $36.19
          Portland, Oregon

        Riverside Inn                     78%      79%    79%     $64.57     $63.76     $62.16     $50.40     $50.37     $49.11
          Portland, Oregon

        TEXAS

        Park Central Hotel                42%      63%    59%     $59.97     $62.52     $62.29     $25.38     $39.39     $36.75
          Dallas, Texas (8)

        Best Western Airport Inn          80%      70%    74%     $34.76     $35.56     $34.67     $27.96     $24.89     $25.66
          El Paso, Texas

        VIRGINIA

        The Residence Inn                 83%      78%    84%     $99.47     $102.87    $97.51     $82.54     $80.24     $81.91
          Tysons Corner, Virginia



                                                          Year Constructed/
        Property                                          Year Acquired (1)              Property Description
        --------                                          -----------------              --------------------




        WASHINGTON

        Days Inn Town Center                                  1957/1984       90 guest rooms, restaurant and lounge
          Seattle, Washington (9)

        Meany Tower Hotel                                     1932/1984       155 guest rooms, restaurant, lounge and
          Seattle, Washington                                                 meeting facilities, including ballroom

        Sixth Avenue Inn                                      1959/1984       166 guest rooms, restaurant, lounge and
          Seattle, Washington (10)                                            meeting facilities

        Tyee Motor Inn                                        1961/1987       155 guest rooms, restaurant, lounge and
          Tumwater, Washington                                                meeting facilities

 Properties contributed to the Realty Partnership by the Starwood Partners at the closing of the Reorganization:

        CALIFORNIA

        Doubletree Hotel                                      1988/1995       209 guest rooms, restaurant, lounge and
          Rancho Bernardo, California                                         meeting facilities

        DISTRICT OF COLUMBIA

        Capitol Hill Suites                                   1955/1995       152 guest rooms
          Washington, D.C.

        KANSAS

        Harvey Wichita                                        1974/1995       259 guest rooms, restaurant, lounge and
          Wichita, Kansas                                                     meeting facilities


                                                      -----------------------------------------------------------------------------
        Property                                      1994    1993   1992   1994      1993       1992     1994      1993      1992
        --------                                      ----    ----   ----   ----      ----       ----     ----      ----      ----
                                                       Average Occupancy           Average Room                  Revenue per
                                                             Rate                      Rate                    Available Room
                                                      -------------------   --------------------------    --------------------------
        WASHINGTON

        Days Inn Town Center                          79%     75%    71%    $60.99    $60.71    $60.81    $48.41    $45.53    $43.18
          Seattle, Washington (9)

        Meany Tower Hotel                             71%     62%    59%    $70.40    $76.29    $81.04    $50.09    $47.30    $47.81
          Seattle, Washington

        Sixth Avenue Inn                              75%     62%    57%    $69.93    $72.20    $72.85    $52.49    $44.76    $41.52
          Seattle, Washington (10)

        Tyee Motor Inn                                57%     62%    67%    $60.63    $56.28    $54.78    $34.79    $34.89    $36.70
          Tumwater, Washington

 Properties contributed to the Realty Partnership by the Starwood Partners at the closing of the Reorganization:

        CALIFORNIA

        Doubletree Hotel                              66%     61%    60%    $65.68    $63.62    $63.77    $43.09    $38.20    $38.26
          Rancho Bernardo, California

        DISTRICT OF COLUMBIA

        Capitol Hill Suites                           64%      63%    53%   $91.93    $89.60    $84.93    $58.93    $56.71    $45.01
          Washington, D.C.

        KANSAS

        Harvey Wichita                                58%      59%    54%   $50.62    $43.92    $57.10    $29.20    $25.70    $30.83
          Wichita, Kansas




                                       Year Constructed/
Property                               Year Acquired (1)              Property Description
--------                               -----------------              --------------------




KENTUCKY

French Quarter Suites                      1989/1995       155 guest rooms, restaurant, lounge,
  Lexington, Kentucky                                      meeting facilities, retail and office space



                                                                   Years Ended December 31,
                                      -------------------------------------------------------------------------------------

Property                              1994   1993     1992     1994      1993       1992       1994       1993       1992
--------                              ----   ----     ----     ----      ----       ----       ----       ----       ----
                                        Average Occupancy            Average Room                   Revenue per
                                             Rate                        Rate                      Available Room
                                      --------------------    ----------------------------    ------------------------------
KENTUCKY

French Quarter Suites                 69%     72%     51%     $84.40     $81.64     $77.07     $58.57     $57.98     $39.31
  Lexington, Kentucky

---------------------------

 (1) "Year constructed" represents the calendar year in which construction of the property was completed; "Year acquired" represents the calendar year in which the Trust (or a predecessor) made its initial investment in the property.

 (2) Property is held subject to ground leases expiring in (assuming that renewal options are exercised) 2019.

 (3)     Property is leased to Imperial Hotel Corporation.

 (4) Property is managed by Landcom Hospitality Management, Inc. See "The Corporation and the Operating Partnership" below.

 (5) Property is managed by Davidson Management Company. See "The Corporation and the Operating Partnership" below.

 (6) The Trust is the general partner of, and owns a 5% equity interest in, the limited partnership which owns the property.

 (7)     Property is held subject to a ground lease expiring in 2029.

 (8) Property is held subject to a ground lease expiring in September 2020 and was managed by Marriott Corporation. The Marriott management agreement and the Marriott franchise agreement expired in March 1994. The property is managed by Sage Mountain View, Inc. and is operated as an independent hotel (the Park Central Hotel).

 (9) Property is subject to a ground lease expiring in October 2007, which is terminable by the ground lessor after September 1, 1999 upon six months' notice under certain circumstances.

(10) Property is subject to a ground lease expiring in September 2008, but that is terminable by the ground lessor after September 1, 1999 upon six months' notice under certain circumstances.

                  For information with respect to the six mortgage notes payable that as of December 31, 1994 were secured by seven of the Trust's hotels, see
Note 7 of the Notes to Financial Statements included in Item 8 of this Joint Annual Report. As part of the Reorganization, the Realty Partnership assumed certain other mortgage notes payable, the terms of which are summarized as follows:

         A $39,013,000 note issued in connection with the acquisition of the Harvey mortgage notes receivable under the terms of a Loan Agreement with a third party dated October 15, 1993. The note is nonrecourse and matures on January 31, 2003 and bears interest on a monthly basis at variable rates based on the London Interbank Offer Rate ("LIBOR") Eurodollar rate plus 3%.

         A $2,122,000 construction loan funded in 1994 and used to renovate the Harvey Wichita Hotel. The note bears interest at 7.5%. Principal and interest is payable monthly and the notes matures in 2000.

         In addition, as part of the Reorganization, the Realty Partnership assumed other mortgage notes payable in the aggregate principal amount of $17,750,000, which notes were refinanced with the proceeds of the Loan pursuant to the New Credit Agreement.

         Mortgage and Other Loans.

         As of December 31, 1994, the Trust held nine promissory notes executed by third-party purchasers of its hotels, all of which are secured by mortgages (including deeds of trust) on ten hotels. Eight of the notes ($13,915,000 in aggregate principal amount at December 31, 1994) are secured by first mortgages; one note ($234,000 in principal amount as of December 31, 1994) is secured by a second mortgage. The notes have fixed interest rates that currently range from 8.0%
to 11.0% per annum, and two of the notes also provide for contingent interest based on a percentage of the gross revenues of the property securing such notes. The maturity dates of the notes range from 1996 to 2017.

         For additional information with respect to certain of the third-party promissory notes and the two promissory notes issued to the Trust by a partnership affiliated with the Corporation in connection with the Milwaukee Marriott Hotel, see Notes 4 and 5 of Notes to Financial Statements included in
Item 8 of this Joint Annual Report.

         In December 1987, in connection with the Corporation's acquisition of the leasehold interest in the Trust's two Atlanta, Georgia area hotels (since sold) from an affiliated partnership, John F. Rothman, former president and chief executive officer of the Trust and general partner of the partnership, assumed certain obligations of such partnership, which obligations are evidenced by an unsecured promissory note to the Trust in the principal amount of $800,000. Interest on the outstanding principal amount of this note accrues interest at an annual rate of 10% and is payable annually; the entire principal amount of the note is due in December 1999.

         All of the mortgage notes described above were contributed by the Trust to the Realty Partnership in connection with the Reorganization.

         As of the effective date of the Reorganization, the Starwood Partners contributed to the Realty Partnership three mortgage notes from affiliated third-party borrowers collateralized by three full service hotels (aggregating 1,230 rooms) in the Dallas, Texas area. Those mortgage notes, together with two other mortgage notes contributed by the Starwood Partners to the Realty Partnership, had cost bases and outstanding principal balances at December 31, 1994 as follows:


                                                    Outstanding
                                                     Principal
                                                      Balance                Cost Basis           Reference
                                                    -----------             -----------           ----------
COLLATERAL:
Harvey Hotel Addison ....................           $10,403,000              $7,226,000               (a)
Harvey Hotel Bristol ....................            16,645,000              11,550,000               (a)
Harvey Hotel DFW ........................            25,892,000              17,967,000               (a)
                                                    -----------             -----------
                                                    $52,940,000             $36,743,000
OTHER MORTGAGE NOTES:
Atlantic City Quality Inn ...............           $11,411,000              $4,365,000               (b)
Seacaucus, New Jersey Ramada ............            12,458,000               7,752,000               (b)
                                                    -----------             -----------
                                                    $76,809,000             $48,860,000
                                                    ===========             ===========

------------------

(a) Represents a first mortgage note bearing interest at 8% (which was purchased at a discount which reflects a 16.1% effective rate) payable quarterly in arrears. The mortgage note has a 15-year amortization period and a balloon payment at maturity. The mortgage notes mature on December 31, 2002 and are cross collateralized.

(b) The mortgage notes bear interest at various rates (which were purchased at a discount which reflected a 19.1% aggregate effective rate) and are payable monthly in arrears, except that for the months of November 1994 through April 1995, debt service for the Atlantic City Quality Inn is to accrue and be payable from excess cash flow. Commencing May 1, 1995 fixed payments of debt service is to be required to be resumed. The mortgages mature between 1996 and 2010.

                  THE CORPORATION AND THE OPERATING PARTNERSHIP

                  At December 31, 1994, fifteen of the twenty hotel properties leased by the Trust to the Corporation were operated directly by the Corporation, and the remaining five were managed by three independent hotel companies. After the Reorganization, fifteen of the twenty-four hotel properties leased by the Realty Partnership to the Operating Partnership are operated directly by the Operating Partnership, and the remaining nine are managed by seven independent hotel management companies. The Operating Partnership, the general partner of the partnership that owns the Milwaukee Marriott, also operates the Milwaukee Marriott.

                  The following table sets forth the 1994, 1993 and 1992 average occupancy and room rates, and certain other information concerning the hotel owned by the Corporation (the Milwaukee Marriott Hotel) as of December 31, 1994.

                          Year Constructed/
Property                    Year Acquired                     Property Description
--------                  -----------------                   --------------------
Milwaukee Marriott,          1972/1990                393 guest rooms, restaurant, lounge
   Milwaukee, WI                                      and meeting facilities


                                                                    Years Ended December 31,
                                         ------------------------------------------------------------------------------
Property                                 1994      1993     1992     1994     1993     1992     1994     1993     1992
--------                                 ----      ----     ----     ----     ----     ----     ----     ----     ----
                                            Average Occupancy              Average Room               Revenue per
                                                  Rate                         Rate                 Available Room
                                          ----------------------      ---------------------      ----------------------
Milwaukee Marriott,                       70%      55%       58%     $67.91   $71.99   $69.63   $47.54   $39.39   $40.39
  Milwaukee, WI

                  Management Agreements. Each management agreement with a third party provides that the management company has the exclusive right to direct the operations of the hotel subject to that agreement. The management company is responsible for maintaining and making all necessary repairs to the managed hotel, hiring, training and supervising all hotel employees, and performing all hotel bookkeeping and other administrative duties.

                  Each management company is required to submit to the Operating Partnership for its approval an annual budget that includes proposed capital expenditures, and the management company makes only those capital expenditures that are approved by the Operating Partnership. The Realty Partnership is required to make available to each management company sufficient working capital to permit that company to operate the managed property.

                  For their services in managing the hotels, each third party management company receives a management fee that equals a specified percentage (generally 2% - 2-1/2%) of the gross revenues of the managed hotel, plus additional incentive fees based upon the hotel's operating profits. Two management agreements may be terminated upon 30 days notice; two management agreements expire in December 1995; and the third expires in October 1996. The agreements expiring in 1995 and 1996 may be canceled by the Operating Partnership prior to expiration if, among other things, the managed hotel is sold or fails to make a specified operating profit.

                  The four management agreements relating to the properties contributed by the Starwood Partners will expire in February 1995, December 1998, April 1999 and January 2003. The management agreement expiring in 1998 and 1999 can be terminated upon sixty days notice.

                  Franchise Agreements. All but nine of the hotel properties are currently operated pursuant to franchise or license agreements ("Franchise Agreements"). The Franchise Agreements generally require the payment of a monthly royalty fee based on gross sales and various other marketing fees associated with certain marketing or advertising and centralized reservation service funds, usually based on gross sales. Such fees may vary between individual hotels within a franchise system based on the type of marks, restaurants or other aspects of the franchise system used.

                  The Franchise Agreements generally contain specific standards for, and restrictions and limitations on, the operation and maintenance of the hotels which are established by the franchisors to maintain uniformity in the system created by each such franchisor. Such standards generally regulate the hours of operation, maintenance, appearance and cleanliness, quality and type of goods and services offered, signage, and protection of marks. Compliance with such standards could require significant expenditures for capital improvements.

                  Ongoing training costs, requirements to purchase only from approved suppliers, financial reporting requirements, insurance requirements and various covenants not to compete imposed upon the franchisee are other common terms in the Franchise Agreements. Such financial reporting requirements often stipulate the maintenance of books and records, the monthly reporting of sales and other operating data, quarterly or semi-annual unaudited financial statements and, in some cases, annual financial statements audited by an independent certified public accountant. Required insurance usually must cover both the franchisor and franchisee with respect to certain specified liabilities, must fall within certain approved coverage limits and be written by an approved insurance company.

                  The Franchise Agreements generally require the consent of the franchisor to a transfer of an interest in the applicable franchise, and both the consent of the franchisor and the execution of a new franchise agreement in the event of a transfer of all or controlling portion of the franchisee under the relevant Franchise Agreement. In addition, some franchise agreements may require payment of an initial fee upon establishment of a franchise relationship.

Certain Property Sales and Other Transactions

                  During the year ended December 31, 1994, the Trust and the Corporation sold their interests in the following five hotel assets:

                  Best Western South-Austin, Texas. In April 1994, the Best Western South Hotel in Austin, Texas was sold pursuant to eminent domain proceedings for $3,594,000 in cash.

                  Holiday Inn-Brunswick, Georgia and Sheraton Inn-New Port Richey, Florida. In August 1994, the Holiday Inn located in Brunswick, Georgia, and the Sheraton Inn located in New Port Richey, Florida were sold for $4,306,000, consisting of cash proceeds of $1,236,000 and the balance by delivery to the Trust of a $3,070,000 promissory note, secured by a first mortgage on the hotels. The principal balance of the note bears interest at an annual rate of 8% during the first twelve months and at a 9.25% annual rate thereafter; principal and interest are payable monthly based upon a 25-year amortization schedule, with all unpaid principal and interest due in 2001.

                  Holiday Inn-Jacksonville, Florida. In November 1994, the Holiday Inn located in Jacksonville, Florida was sold for $3,200,000 consisting of cash proceeds of $900,000 and the balance by delivery to the Trust of a $2,300,000 promissory note, secured by a first mortgage on the hotel. The principal balance of the note bears interest at an annual rate of 9%; principal and interest are payable in equal monthly installments based upon a 30-year amortization schedule, with all unpaid principal and interest due in 2001.

                  Ramada Inn-Fayetteville, North Carolina. In November 1994, the Ramada Inn located in Fayetteville, North Carolina was sold for $1,000,000, consisting of cash proceeds of $200,000 and the balance by delivery to the Trust of a $800,000 promissory note, secured by a first mortgage on the hotel. The principal balance of the note bears interest at an annual rate of 9%; principal and interest are payable in equal monthly installments based upon a 12-year amortization schedule, with all unpaid principal and interest due in 2006.

Mortgage Notes Payable Maturing During 1995

                  As of December 31, 1994, two mortgage notes payable secured by three of the hotels owned by the Trust were scheduled to mature during 1995. The amount outstanding under the notes was $5,930,000 at December 31, 1994 and the net book value of the properties securing the two notes was $17,004,000 at December 31, 1994. One of the notes, in the principal amount of $4,075,000 was paid in full by the Trust in January 1995. Management of the Trust is currently negotiating the refinancing of the remaining note.

Marriott Park Central Hotel

                  At December 31, 1993, the Marriott Park Central Hotel was managed by Marriott Corporation. In March 1994, the Marriott's management agreement and the Marriott franchise agreement expired. The property is now managed by Sage Mountain View, Inc. and is now operated as an independent hotel (the Park Central Hotel).

Hotel Acquisition

                  Subsequent to December 31, 1994 the Realty Partnership entered into a purchase commitment for the Omni Hotel, a 172-room full service hotel located in Chapel Hill, North Carolina for $10.5 million. Upon closing of the purchase, the Realty Partnership will lease the property to the Operating Partnership and the Operating Partnership will operate the hotel.

Regulation and Licensing

                  The ownership and operation of the casino gaming facilities of Starwood Lodging in Nevada are subject to extensive licensing and regulatory control of the Nevada Gaming Commission (the "Nevada Commission"), the Nevada State Gaming Control Board (the "Nevada Board") and the Clark County Liquor and Gaming Licensing Board (the "Clark County Board" and, together with the Nevada Commission and the Nevada Board, the "Nevada Gaming Authorities").

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

                  The licenses and approvals held by HICN are not transferable and must be renewed periodically upon the payment of appropriate taxes and license fees. The licensing authorities have broad discretion with regard to the renewal of the licenses. The issuing agency may at any time revoke, suspend, condition, limit or restrict a license or approval to own stock in a corporate licensee for any cause deemed reasonable by the issuing agency. Substantial fines for each violation of gaming laws or regulations may be levied against HICN, the Corporation and the individuals involved. A violation under any one of the licenses held by HICN may be deemed a violation of one or more other licenses or approvals held by HICN. If HICN's licenses are revoked or suspended or are not renewed, the Nevada Commission may petition a Nevada district court to appoint a supervisor to operate the affected property until it is sold. When sold, the net proceeds would be paid to the Trust. The Trust could, however, under certain circumstances, receive only the reasonable rental value of any property earnings under the supervisor's management with any excess in earnings over the reasonable rental value of the property being forfeited to the State of Nevada. Suspension or revocation of the license of HICN, disapproval of the Corporation to own the stock of HICN or court appointment of a supervisor over operations of the King 8 or Bourbon Street would have a material adverse effect upon the Trust and the Corporation.

                  Directors, officers and certain key employees of HICN must file license applications with the Nevada Gaming Authorities. Certain officers, directors and key employees of HICN are licensed by the Nevada Gaming Authorities, and any required license applications of the remaining officers, directors or key employees have been filed with the Nevada Board. An application for licensing may be denied for any cause deemed reasonable by the issuing agency. Changes in corporate management or executive positions must be reported to the Nevada Gaming Authorities. In addition to its authority to deny an application for a license, the Nevada Commission has jurisdiction to disapprove a change in a management or executive position with a regulated corporation. If the Nevada Gaming Authorities were to find a director, officer or key employee unsuitable for relicensing or unsuitable to continue having a relationship with HICN or the Corporation, the Corporation and HICN would have to sever all relationships with that person. The Corporation and HICN would have similar obligations with regard to any person who refused to file appropriate applications. Determinations of suitability or of questions pertaining to licensing are not subject to judicial review in Nevada. Each gaming employee must obtain, and periodically renew, a work permit, which may be revoked upon the occurrence of certain specified events.

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

                  Any person who acquires more than 5% of any class of voting securities of the Corporation must report the acquisition to the Nevada Commission. Beneficial owners of more than 10% of any class of the Corporation's voting securities must apply to be found suitable by the Nevada Commission within thirty days after the Chairman of the Nevada Board mails the written notice requiring such filing, and any beneficial owner of the Corporation's voting securities, whether or not such person is a controlling stockholder, may be required to be found suitable if the Nevada Commission has reason to believe that such ownership would be inconsistent with the declared policy of the state of Nevada that licensed gaming be conducted honestly and competitively and that the gaming industry be free from criminal and corruptive elements.

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

                  If the stockholder who must be found suitable is a corporation, partnership or trust, that stockholder must submit detailed business and financial information including a list of beneficial owners. In addition, the Clark County Board has taken the position that it has the authority to approve all persons owning or controlling more than two percent of the stock of a gaming licensee or of any corporation controlling a gaming licensee. The applicant is required to pay all costs of investigation.

                  Any stockholder found unsuitable by the Nevada Commission who directly or indirectly holds any beneficial or ownership interest in the Corporation's Common Stock beyond whatever period of time may be prescribed by the Nevada Commission may be guilty of a criminal offense. Any person who fails or refuses to apply for a finding of suitability or a license within 30 days after being ordered to do so by the Nevada Commission or Chairman of the Nevada Board may be found unsuitable. The same restrictions that apply to a securityholder who is found unsuitable may be held to apply to a beneficial owner of the Corporation's securities if the record owner, after request, fails to identify the beneficial owner. The Corporation is subject to disciplinary action if, after receiving notice that a person is unsuitable to be a stockholder or to have any other relations with the Corporation or its gaming subsidiaries, the Corporation (i) pays the unsuitable person any dividend or interest upon any voting securities of the Corporation or makes any other unpermitted payment or distribution of any kind whatsoever; (ii) recognizes the exercise, directly or indirectly, of any voting rights in the Corporation's securities by the unsuitable person; (iii) pays the unsuitable person any remuneration in any form for services rendered or otherwise, except in certain limited and specific circumstances; or (iv) fails to pursue all lawful efforts to require the unsuitable person to divest himself of his voting securities, including, if necessary, the immediate purchase by the Corporation of the voting securities for cash at fair market value. In addition, Nevada law requires that any holder or owner of a voting security who is found unsuitable by the Nevada Commission immediately offer those securities to the Corporation for purchase, which securities would be purchased by the Corporation for cash at fair market value within 10 days from the date the securities are offered.

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

                  The Nevada Commission has the power at any time to require that the Corporation's stock certificates bear a legend to the general effect that the securities of the Corporation are subject to the Nevada Gaming Control Act and the regulations of the Nevada Commission. However, to date, the Nevada Commission has not imposed such a requirement on the Corporation. The Clark County Board also claims jurisdiction to approve or disapprove holders of the Corporation's securities. The Nevada Gaming Authorities, through the power to regulate licensees and otherwise by Nevada law, have the power to impose additional restrictions on the holders of the Corporation's securities at any time.

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

                  Nevada law prohibits the Corporation from making a public offering of its securities without the approval of the Nevada Commission if any part of the proceeds of the offering is to be used to finance the construction, acquisition or operation of gaming facilities in Nevada, or to retire or extend obligations incurred for one or more such purposes. Approval of the public offering will not constitute a finding by the Nevada Commission as to the accuracy, adequacy or investment merit of the securities offered to the public. Any representation to the contrary is unlawful.

                  The gaming regulatory requirements discussed above apply to certain aspects of the Reorganization. The contribution by HICN of the Gaming Assets (and the transfer of certain liabilities to be retained by HICN) to the Operating Partnership will occur on receipt of certain licenses or approvals by the Nevada Gaming Authorities. Likewise, the December 15, 1994, election of the new Board of Directors of the Corporation will be effective upon receipt of certain licenses or approvals by the Nevada Commission. In conjunction with applying for and obtaining such licenses and approvals, the Corporation has developed various policies and procedures subject to review, approval and oversight by the Nevada Board. The purpose of these corporate policies and procedures is to ensure compliance with the regulatory requirement that prior approval of the Nevada Commission is obtained for any transaction that would result in either Starwood Capital or Starwood Partners acquiring control of the Corporation or its Nevada gaming operations. The Corporation expects that these policies and procedures will be eliminated upon receipt of certain licenses and approvals from the Nevada Commission. If the required licenses or approvals of the Nevada Gaming Authorities are not received on or before December 31, 1995, then on such date HICN has agreed to contribute to the Operating Partnership cash equal to the fair value of the Gaming Assets on such date.

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

ITEM 3.  LEGAL PROCEEDINGS.

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

         In connection with the settlement of the Shareholder Actions, Messrs. Young and Rothman and certain of their affiliated partnerships terminated the management agreements that existed between those partnerships and the Corporation's subsidiary, Western Host, Inc. (the "Management Contracts"), and Western Host has agreed not to dispute such action and has withdrawn as a general partner of two additional affiliated partnerships. In satisfaction of any damages that the Trust and the Corporation may incur as a result of the termination of the Management Contracts, Messrs. Rothman and Young have provided to the Trust and the Corporation an irrevocable letter of credit having a one-year term in the amount of $800,000.

         Upon final court approval of the settlement of the Shareholder Actions, the proceeds from the letter of credit would be paid to the Trust and the Corporation, and the parties to the Management Contracts, Messrs. Rothman and Young and the Trust and the Corporation will release all of their respective claims related to the termination of the Management Contracts.

         Mr. Leonard Ross and his affiliates (collectively "Ross"), who as of December 31, 1994 held approximately 9.8% of the outstanding Paired Shares of the Trust and Corporation, opted out of the settlement of the Shareholder Actions. Ross threatened to bring a separate action alleging similar causes of action as those alleged in the Shareholder Actions as well as other alleged causes of action. Ross has assigned to Starwood Capital all of his claims against the Trust and Corporation. Starwood Capital has agreed to purchase all of Ross's Paired Shares at Ross's election during a 60-day period beginning in December 1995, at a price of $5.625 per Paired Share. Starwood Capital may also elect to purchase Ross's Paired Shares at the same time and on the same terms. Starwood Capital, as the assignee of Ross's claims against the Trust and the Corporation, has agreed that the maximum amount Starwood Capital may recover under such claims will not exceed an aggregate of $1.8 million and the Trust and the Corporation have agreed to toll the statute of limitations respecting such claims until January 31, 1996. The Trust and Corporation have also agreed that under certain circumstances they may be obligated severally to indemnify Starwood Capital with respect to Starwood Capital's obligations to Ross, up to a maximum of $1.8 million, upon receipt of a full release from Starwood Capital of all of the claims assigned by Ross.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

                  On December 15, 1994, the Trust held a special meeting of shareholders of the Trust (the "Trust Meeting") and the Corporation held a special meeting of stockholders of the Corporation (the "Corporation Meeting") to, among other things, approve the Reorganization and to elect new Boards of the Trust and the Corporation.

                  At the Trust Meeting, shareholders of the Trust voted upon and approved (i) the Reorganization, (ii) the creation of a classified Board of Trustees, (iii) the elimination of the cumulative voting provisions of the Declaration of Trust of the Trust, (iv) the election as Trustees of the Trust of the following nominees: Mr. Madison F. Grose, Mr. Earle F. Jones, Mr. Jeffrey C. Lapin, Mr. Jonathan Eilian and Mr. Barry S. Sternlicht and (v) the ratification of Deloitte & Touche LLP as the independent public accountants of the Trust for the Trust's 1994 fiscal year.

                  The following sets forth, with respect to each matter voted upon at the Trust Meeting, the number of votes cast for, the number of votes cast against, and the number of votes abstaining (or, with respect to the election of Trustees, the number of votes withheld) with respect to the such matter:

                                            Votes                 Votes                                      Votes
                                             For                 Against           Abstentions             Withheld
                                          ----------            ---------          -----------             --------
Approval of
   Reorganization                          8,526,145               71,544               28,003                    0
Creation of Classified
   Board                                   7,851,616              236,667              531,505                    0
Elimination of
   Cumulative Voting                       6,744,845            1,321,667              553,076                    0
Election of Trustees:
   Madison F. Grose                       10,977,824                    0                    0              107,111
   Earle F. Jones                         10,978,374                    0                    0              106,561
   Jeffrey C. Lapin                       10,978,524                    0                    0              106,411
   Jonathan Eilian                        10,977,324                    0                    0              107,611
   Barry S. Sternlicht                    10,977,324                    0                    0              107,611
Ratification of
   Accountants                            10,928,974               67,619               36,862                    0

                  There were no broker non-votes with respect to any such matter.

                  At the Corporation Meeting, stockholders of the Corporation voted upon and approved (i) the Reorganization, (ii) the creation of a classified Board of Directors, (iii) the removal of Directors only for cause,
(iv) the elimination of the cumulative voting provisions of the Articles of Incorporation of the Corporation, (v) the election as Directors of the Corporation of the following nominees: Mr. Bruce M. Ford, Mr. Steven Robert Goldman and Mr. Barry S. Sternlicht (such Directors to take office upon receipt of Gaming Approvals), and (vi) the ratification of Deloitte & Touche LLP as the independent public accountants for the Corporation's 1994 fiscal year.

                  The following sets forth, with respect to each matter voted upon at the Corporation Meeting, the number of votes cast for, the number of votes cast against, and the number of votes abstaining (or, with respect to the election of Directors, the number of votes withheld) with respect to such matter:


                                            Votes                Votes                                       Votes
                                             For                Against            Abstentions             Withheld
                                          ----------           ----------          -----------             --------
Approval of
   Reorganization                          8,497,026               94,136               36,594                    0
Creation of Classified
   Board                                   7,835,418              239,775              543,606                    0
Removal of Directors
   Only for Cause                          8,126,923              411,531               82,345                    0
Elimination of
   Cumulative Voting                       6,731,734            1,331,753              555,248                    0
Election of Directors:
   Bruce M. Ford                          11,008,173                    0                    0               76,762
   Steve Robert Goldman                   11,008,173                    0                    0               76,762
   Barry S. Sternlicht                    11,006,973                    0                    0               77,962
Ratification of
   Accountants                            10,984,196               43,642               56,031                    0

                  There were no broker non-votes with respect to any such matter.

                                     PART II

ITEM 5.           MARKET FOR REGISTRANTS' COMMON EQUITY AND RELATED STOCKHOLDER
                  MATTERS.

Market Information

                  The Paired Shares are traded principally on the New York Stock Exchange (the "NYSE") under the symbol "HOT".

                  The following table sets forth, for the fiscal periods indicated, the high and low sales prices per Paired Share on the NYSE Composite Tape.


1994                                                      High                      Low
----                                                      -----                   ------
First quarter......................................       $2.50                   $1.875
Second quarter.....................................       $3.00                   $1.625
Third quarter......................................       $3.375                  $2.875
Fourth quarter.....................................       $3.375                  $2.625

1993
----
First quarter......................................       $1.75                   $1.00
Second quarter.....................................       $2.50                   $1.25
Third quarter......................................       $3.125                  $1.625
Fourth quarter.....................................       $3.375                  $2.00

Holders

                  As of March 24, 1995, there were approximately 2,089 holders of record of Paired Shares.

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

ITEM 6            SELECTED FINANCIAL DATA.

                  The following data sets forth certain financial information for the Trust, the Corporation, and the Trust and the Corporation on a combined basis. This information is based on and should be read in conjunction with the financial statements and the notes thereto appearing elsewhere in this Joint Annual Report.


 (in thousands, except per share amounts)

                                                                                             December 31,
                                                                  -----------------------------------------------------------------
                                                                     1994          1993          1992          1991          1990
                                                                  ---------     ---------     ---------     ---------     ---------
Operating Data

Revenue:
  Trust ......................................................    $  21,671     $  20,342     $  26,784     $  29,550     $  32,866
  Corporation ................................................      110,962       114,828       116,172       110,361       112,555
  Combined (1) ...............................................      113,997       117,155       117,656       113,436       117,024
Net Income (Loss):
  Trust (2) ..................................................       (3,465)       (3,889)       (9,818)      (10,952)      (13,362)
  Corporation (2) ............................................       (1,198)       (3,143)       (9,925)      (11,132)      (14,224)
  Combined ...................................................       (4,663)       (7,032)      (19,743)      (22,084)      (27,586)
Net Income (Loss) Per Share:
  Trust ......................................................    $   (0.28)    $   (0.32)    $   (0.81)    $   (0.90)    $   (1.10)
  Corporation ................................................        (0.10)        (0.26)        (0.82)        (0.92)        (1.17)
                                                                  ---------     ---------     ---------     ---------     ---------
  Combined ...................................................    $   (0.38)    $   (0.58)    $   (1.63)    $   (1.82)    $   (2.27)
                                                                  =========     =========     =========     =========     =========

Balance Sheet Data

Total Assets:
  Trust ......................................................    $ 162,245     $ 232,845     $ 245,540     $ 246,498     $ 266,487
  Corporation ................................................       48,626        49,993        53,611        55,807        31,946
  Combined (1) ...............................................      183,955       195,352       210,945       221,917       240,998
Total Debt:
  Trust ......................................................      146,734       156,526       157,541       158,295       165,730
  Corporation ................................................       40,664       101,846       100,246        66,873        44,960
  Combined (1) ...............................................      160,482       170,886       170,297       171,271       166,591
Shareholders' Equity (Deficit):
  Trust ......................................................       10,450        72,205        76,371        86,188        97,087
  Corporation ................................................       (1,742)      (58,879)      (55,752)      (45,828)      (34,696)
  Combined ...................................................        8,708        13,326        20,351        40,083        62,104
Shares outstanding at end of period ..........................       12,133        12,133        12,133        12,133        12,133

Cash Flow and Dividend Data

Net cash provided by (used in) operating activities:
  Trust ......................................................    $   4,455     $   3,136     $   2,773     $  (8,812)    $   8,921
  Corporation ................................................        4,438         2,396         1,917         2,654        (2,659)
  Combined ...................................................        8,893         5,532         4,690        (6,158)        6,262

(in thousands, except per share amounts)


                                                                                              December 31,
                                                                   ----------------------------------------------------------------
                                                                     1994          1993          1992          1991          1990
                                                                   --------      --------      --------      --------      --------
Net cash provided by (used in) investing activities:
  Trust ......................................................     $  8,239      $  2,474      $   (161)     $ 12,889      $(17,621)
  Corporation ................................................          215        (4,426)         (942)          472        10,731
  Combined (1) ...............................................        4,489        (3,645)       (1,514)       12,159        (7,058)

Net cash provided by (used in) financing activities:
  Trust ......................................................      (13,357)       (7,307)         (850)       (7,507)        6,583
  Corporation ................................................       (4,577)       (1,138)         (816)         (834)         (309)
  Combined (1) ...............................................      (13,969)       (6,752)       (1,255)       (7,139)        6,442
Dividends to shareholders
 - Trust (3) .................................................     $      0      $      0      $      0      $      0      $  7,644
Dividends per share
- Trust (3) ..................................................     $   0.00      $   0.00      $   0.00      $   0.00      $   0.63


(1) Trust and Corporation amounts do not add to Combined amounts due to accounting elimination entries.

(2) For the Trust, includes gains (losses) on sales of $432,000, ($53,000), ($791,000), and $390,000, for the years ended December 31, 1994, 1993,
         1992 and 1991, respectively, and provisions for investment losses of $759,000, $2,369,000, $3,419,000, $8,867,000, and $15,100,000 in the
         years ended December 31, 1994, 1993, 1992, 1991, and 1990, respectively. For the Corporation, includes gains on sales of $24,000, $74,000, $4,000 and $1,208,000 for the years ended December 31, 1994,
         1993, 1992, and 1991, respectively, and provisions for investment losses of $713,000 and $3,047,000 in the years ended December 31, 1991 and 1990, respectively.

(3) Presented only for the Trust, as the Corporation did not pay dividends for the periods presented.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         As discussed in Item 1 of this Joint Annual Report under the caption "The Reorganization", the Trust and the Corporation consummated the Reorganization on the Closing Date effective as of January 1, 1995. Since the Reorganization, the Trust has conducted all of its business and operations through the Realty Partnership and the Corporation has conducted all of its business and operations (other than its gaming operations) through the Operating Partnership. The Trust controls the Realty Partnership as its sole general partner. The Corporation controls the Operating Partnership as its managing general partner, although prior to the receipt of gaming approvals, a management committee of the Operating Partnership will manage the Operating Partnership.

         As discussed in Item 1 of this Joint Annual Report under the caption "Debt Restructuring", on January 28, 1993, the Trust entered into the Prior Credit Agreement which restructured its previously unsecured notes payable to the holders of the Senior Debt.

         As discussed in Item 1 of this Joint Annual Report under the caption "1995 Debt Refinancing", on March 24, 1995 the Realty Partnership entered into the New Credit Agreement and borrowed $131.75 million which was used to refinance the Senior Debt and approximately $27 million of first mortgage debt.

Results of Operations for the Years Ended December 31, 1994 and 1993

                  The Trust. Rents from Corporation totaled $16,906,000 and $16,481,000 for the years ended December 31, 1994 and 1993, respectively. The increase was due to higher hotel revenues for the hotels leased by the Corporation from the Trust (which resulted in higher percentage rents) offset by a decrease in rental income of $802,000 resulting from the sale of hotels in Tucker, Georgia (June 1993), St. Louis, Missouri (December 1993), Austin, Texas (April 1994), New Port Richey, Florida (August 1994), Brunswick, Georgia (August
1994), Fayetteville, North Carolina (November 1994) and Jacksonville, Florida (November 1994).

                  Interest from the Corporation increased to $1,730,000 from $1,534,000 for the years ended December 31, 1994 and 1993, respectively. The increase in interest income was a result of the higher amounts outstanding under the Milwaukee notes, which increased from $15,186,000 at December 31, 1993 to $16,916,000 at December 31, 1994. (For information pertaining to such notes see Notes 4 and 5 of Notes to Financial Statements.) For additional information with respect to Rents and Interest from the Corporation in future periods, see "Liquidity and Capital Resources" below.

                  Interest from mortgage and other notes receivable increased by $224,000 for the year ended December 31, 1994 as compared to 1993. The increase resulted from the higher balances outstanding from the additional notes received upon sales of the hotel properties discussed above and the receipt of the final payment which was due from Northview Corporation, the interest on such note having been previously deferred.

         The Trust and the Corporation periodically estimate the value of their hotel assets and compare these values to the net book values of the hotel assets. For hotel assets not held for sale, the undiscounted future cash flows of the assets (generally over a five-year period) on a hotel-by-hotel basis, are compared to the net book value of the assets; and if the undiscounted future cash flows are less than the net book value of the assets, the excess of the net book values over the estimated fair values is charged to current earnings. When it is the opinion of management that the fair value of a hotel that has been identified for sale is less than the net book value of the hotel, a reserve for losses is established. Fair value is determined based upon the discounted cash flow of the properties at rates (generally ranging from 11.0% to 14.5%) deemed reasonable for the type of property and prevailing market conditions, and, if appropriate, then current net proceeds of sale from pending offers. In determining whether to accept an offer for the sale of a property, management considers the fairness of the offer in comparison to the value of the property, the terms of the offer, and whether the offer is all cash or includes seller financing. Gains on sales of hotel assets for the year ended December 31, 1994 totaling $432,000 reflected the sales of hotels discussed above and $208,000 related to the in substance foreclosure and subsequent all cash sale of the underlying property collateralizing the Trust's mortgage note receivable on the Ramada Inn in Merrimack, New Hampshire. For additional information regarding the terms of such sales of hotels see "Certain Property Sales and Related Transactions" included in Items 1 and 2 of this Joint Annual Report.

                  Interest expense totaled $16,265,000 and $14,020,000 for the years ended December 31, 1994 and 1993, respectively, an increase of $2,245,000. The increase was primarily due to an increase in the average interest rate under the Prior Credit Agreement, such rate varying with the prime rate charged by one of the Senior Lenders.

                  The sales of the properties discussed above and an increase in the provision for investment losses are the primary reasons for the decline in depreciation and amortization expense of $425,000 between 1994 and 1993.

                  Administrative and operating expenses totaled $1,583,000 and $1,948,000 for the years ended December 31, 1994 and 1993, respectively, a decrease of $365,000. The decrease was primarily the result of lower insurance expense and professional fees unrelated to the debt restructuring.

                  During 1994 a provision for investment losses (a non-cash charge to operations) totaling $759,000 was recorded. The provision included $439,000 which was recorded as a result of the acceptance of offers to sell the Jacksonville and Fayetteville properties, which had previously been identified for sale at amounts lower than the then current net book values. The provision also included $320,000 which was established based upon an analysis of the net realizable value of the underlying property collateralizing the Trust's mortgage note receivable on the Ramada Inn in Merrimack, New Hampshire.

                  See Part I, Item 3, Legal Proceedings, of this Joint Annual Report for a description of an agreement between Leonard M. Ross and his affiliates ("Ross") and Starwood Capital with respect to certain claims of Ross purchased by Starwood Capital and an agreement by Starwood Capital in the future to purchase the Paired Shares of the Trust and Corporation owned by Ross at a price of $5.625 per Paired Share. Starwood Capital may also elect to purchase such Paired Shares at the same time and on the same terms. During 1994, the Trust and the Corporation recorded a charge to shareholder litigation expense of $1,324,000 and $1,324,000, respectively, the estimated fair market value of the agreement, as determined by an investment banker using an option pricing model.

                  No distributions were made by the Trust for the years ended December 31, 1994 or 1993. For information with respect to restrictions on distributions imposed by the Prior Credit Agreement and the New Credit Agreement see "Distributions - The Trust" included in Item 5 of this Joint Annual Report.

                  The Trust's net loss totaled $(3,465,000), or $(0.28) per share, and $(3,889,000), or $(0.32) per share, for the years ended December 31, 1994 and 1993, respectively.

         The Corporation. Hotel revenues totaled $82,669,000 and $86,903,000 for the years ended December 31, 1994 and 1993, respectively, representing a decrease of $4,234,000. The hotel sales described under the caption "The Trust" above resulted in decreased revenue of $5,342,000. In March 1994, the franchise agreement and management agreement with Marriott Corporation for the Dallas property were terminated. The property is now being managed for the Corporation by Sage Hospitality, and is being operated as the Dallas Park Central Hotel. Revenues at the Dallas property decreased by $3,776,000. The decrease from property sales and the Dallas property were offset by increased revenues of $4,884,000 at the properties which continued to be leased from the Trust by the Corporation, including an increase of $1,516,000 at the Milwaukee Marriott, which was renovated during 1993. The following table summarizes average occupancy and average room rates for properties which were operated by the Corporation under lease from the Trust at December 31, 1994:

                                              Year Ended December 31,
                                       -------------------------------------
Including Dallas Park Central:          1994                           1993
------------------------------         ------                         ------
Occupancy Rate                          68.03%                         65.32%
Average Room Rate                      $59.85                         $60.30

Excluding Dallas Park Central:
------------------------------
Occupancy Rate                          71.76%                         65.75%
Average Room Rate                      $59.84                         $59.88

Management of the Corporation believes that the increases in the average occupancy rate resulted primarily from more favorable economic conditions which have created increased business and pleasure travel throughout the United States and improved operational systems.

                  Gaming revenues totaled $27,981,000 and $27,505,000 for the years ended December 31, 1994 and 1993, respectively.

                  For information regarding the carrying value of properties held for sale, see the Trust above. Gain on sales of hotel assets totaled $24,000 and $74,000 for the years ended December 31, 1994 and 1993, respectively, reflecting the property sales described above.

                  Hotel expenses totaled $60,829,000 and $68,132,000, or 73.6%
and 78.4% of hotel revenues, for the years ended December 31, 1994 and 1993, respectively. The decreases in hotel expenses as a percentage of hotel revenue are primarily due to the lower cost of operating the Dallas property (see discussion of hotel revenues above) where operating expenses have historically been higher than at other hotel properties, the improved operating margin resulting from the renovation of the Milwaukee Marriott discussed above and the effect of the sale of the properties having higher operating costs as a percentage of revenues than properties that continue to be operated by the Corporation.

                  Gaming expenses totaled $24,454,000 and $24,055,000, or 87.4%
and 87.5% of gaming revenues, for the years ended December 31, 1994 and 1993, respectively.

                  For information with respect to rent and interest to the Trust during the years ended December 31, 1994 and 1993, see "The Trust - Results of Operations for the Years Ended December 31, 1994 and 1993" above and "Liquidity and Capital Resources" below.

                  Administrative and operating expenses decreased by $161,000, or 6%, for the year ended December 31, 1994 as compared to 1993. The decrease was primarily the result of a reduction in the level of corporate staff.

                  The Corporation's net loss totaled $(1,198,000), or $(0.10) per share, in 1994, as compared to $(3,143,000), or $(0.26) per share, for 1993.

Results of Operations for the Years Ended December 31, 1993 and 1992

                  The Trust. Rents from Corporation totaled $16,481,000 and $21,177,000 for the years ended December 31, 1993 and 1992, respectively. Approximately $1,106,000 of the decrease in rents resulted from the sale of hotels in Irving, Texas (March 1992), Merrimack, New Hampshire (July 1992), Spartanburg, South Carolina (September 1992), Smyrna, Georgia (January 1993), Tucker, Georgia (June 1993), and St. Louis, Missouri (December 1993). The remaining decrease was primarily due to the amendment of eighteen of the leases with the Corporation effective January 1, 1993, which reduced the fixed and percentage rents payable by the Corporation. For additional information regarding the lease amendments, see "Equity Investments" included in Part I,
Item 2 of this Joint Annual Report.

                  Interest from the Corporation decreased to $1,534,000 from $4,123,000 for the years ended December 31, 1993 and 1992, respectively. The decrease in interest income was a result of the January 1, 1993 restructuring of intercompany borrowings and advances made to the Corporation, with the exception of the Milwaukee notes, into non-interest bearing demand notes for calendar years 1993 and 1994, with interest prime plus 2% payable monthly thereafter.

                  For additional information with respect to Interest from the Corporation in future periods, see "Liquidity and Capital Resources" below.

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

                  As described above, effective January 28, 1993, the Trust restructured its debt. Management concluded that this debt restructuring represented a "troubled debt restructuring" as defined under generally accepted accounting principles, and accordingly, upon execution of the definitive agreement, accrued all known current or future identifiable debt restructuring costs as of December 31, 1992. No additional loan restructuring costs were incurred during the year ended December 31, 1993.

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

                  Administrative and operating expenses totaled $1,948,000 and $2,350,000 for the years ended December 31, 1993 and 1992, respectively, a decrease of $402,000. The decrease was primarily the result of lower legal and professional fees unrelated to the debt restructuring.

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

                  No distributions were made by the Trust for the years ended December 31, 1993 or 1992. For information with respect to restrictions on distributions imposed by the Prior Credit Agreement see "Distributions - The Trust" included in Part I, Item 5 of this Joint Annual Report.

                  The Trust's net loss totaled $(3,889,000), or $(0.32) per share, and $(9,818,000), or $(.081) per share, for the years ended December 31, 1993 and 1992, respectively.

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

                  The following table summarizes average occupancy and average room rates for properties which were operated by the Corporation under lease from the Trust at December 31, 1993 and 1992:

                                          Years Ended December 31,
                                --------------------------------------------
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

                  Administrative and operating expenses decreased by $1,046,000, or 27%, for the year ended December 31, 1993 as compared to 1992. The decrease is primarily the result of a reduction in the level of corporate staff.

                  Shareholder litigation expenses include an accrual of $219,000 at December 31, 1993 in connection with the settlement of the Shareholder Actions (see "Legal Proceedings" included in Part I, Item 3 of this Joint Annual Report).

                  The Corporation's net loss totaled $(3,143,000), or $(0.26) per share, in 1993, as compared to $(9,925,000), or $(0.82) per share, for 1992.

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

         Prior to December 31, 1994, it was necessary for the Trust to sell properties in order to comply with the principal payment requirements of the Prior Credit Agreement (see Note 3, "Hotel Sales and Reserves for Losses" on pages F-19 and F-20). As discussed in Item 1 of this Joint Annual Report under the caption "1995 Debt Refinancing" on March 24, 1995 the Realty Partnership entered into the New Credit Agreement and borrowed $131.75 million. The proceeds were used to refinance the Senior Debt and approximately $27 million of first mortgage debt. The Loan matures on April 1, 1997 and under certain conditions may be extended for an additional twelve months. The loan bears interest at a rate based on LIBOR plus 3%.

         In December 1994, the Trust canceled $58,335,000 of the notes receivable which were payable to the Trust by the Corporation and its subsidiaries. As part of the Reorganization, effective January 1, 1995, the Trust contributed the remaining notes to the Realty Partnership and the payment obligation was assumed by the Operating Partnership. Effective January 1, 1995, notes in the amount of $10,000,000, (excluding the MHLP notes, see Note 5 of Notes to Financial Statements) are due on demand and bear interest at prime plus 2% with interest payable monthly.

         As of January 1, 1995, the aggregate principal payments due during 1995 on the outstanding mortgage notes payable of the Realty Partnership amounted to $34,249,000, including four mortgage notes in the amount of $23,679,000 which mature during 1995. On January 31, 1995, upon closing of the Reorganization, a mortgage note in the amount of $4,075,000 which was due in 1995 was paid in full. On March 24, 1995, upon closing of the New Credit Agreement, mortgage notes in the amount of $17,750,000 which were due in 1995 were paid in full. Management of the Trust is in the process of negotiating an extension on the remaining mortgage note that matures during 1995 which had an outstanding principal balance of $1,854,000 as of December 31, 1994.

         The Realty Partnership intends to make during 1995, improvements that are necessary to maintain the properties in good condition, that are required by franchisors or applicable health and safety and other laws or to improve the competitive position of certain properties. Management believes that the necessary funds, expected to be provided primarily from cash flows from operating activities, are available and that the cost of such improvements to existing properties will amount to approximately $6,483,000 during 1995.

         Management believes that there will be sufficient cash available from operations to meet the obligations of the Realty Partnership in the twelve months following December 31, 1994.

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

         Management believes that there will be sufficient cash available from operations to meet the obligations of the Operating Partnership in the twelve months following December 31, 1994.

         Management believes that its hotels are adequately insured. For information with respect to potential hazardous waste contamination and the presence of asbestos at certain of the Realty Partnership's hotels and the possible impact thereof on the Trust's, the Realty Partnership's, the Corporation's and the Operating Partnership's financial position, see "Other Information - Certain Environmental Matters" included in Item 1 of this Joint Annual Report.

ITEM 8.            FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                  The financial statements and supplementary data required by this Item are included in Item 14 of this Joint Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

                  None.

                                    PART III

ITEM 10.          TRUSTEES, DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANTS.

Trustees and Executive Officers of the Trust

         The following table sets forth, for each of the current members of the Trust's Board of Trustees as the date of this Joint Annual Report, the class of Trustees to which such Trustee has been elected, the name and age of such Trustee, the principal occupation or employment of such Trustee during the past five years and the principal business of such Trustee's employer, other directorships held by such Trustee and the year in which such Trustee first became a Trustee of the Trust.

                       Trustees Whose Terms Expire in 1995

Madison F. Grose (41)........       Trustee since December 1994. Executive Vice
                                    President and General Counsel of Starwood
                                    Capital (and its predecessor entity) since
                                    July 1992. From November 1983 through June
                                    1992, Partner of the law firm of Pircher, Nichols & Meeks.

Earle F. Jones (68)..........       Director since 1985 and Chairman of the
                                    Board of Directors of the Corporation since
                                    February 1989. Co-Chairman since 1988 of MMI
                                    Hotel Group, a hotel company. President from 1967 to 1968 of the International
                                    Association of Holiday Inns and served two terms as a director. Trustee and Chairman of Communications Improvement Trust, whose beneficiaries are public broadcasting and
                                    Tougaloo College, Member of the Board of
                                    Trustees for Millsaps College and the
                                    Catholic Foundation and Co-Chairman of the Mississippi Olympic Committee.

                       Trustees Whose Terms Expire in 1996

Jeffrey C. Lapin (38)........       Trustee since September 1992. President and
                                    Chief Operating Officer of the Trust since
                                    December 1994. President and Chief Executive
                                    Officer of the Trust from May 1991 to
                                    December 1994. Prior to that time, Vice
                                    President (from January 1988) and Secretary
                                    (from September 1986) of the Trust. Prior to
                                    1986 Mr. Lapin was a real estate attorney at Mitchell, Silberberg & Knupp in Los Angeles.

Jonathan Eilian (27).........       Trustee since December 1994. Senior Vice
                                    President of Starwood Capital specializing in hotel acquisitions and multiple asset pool bids, since October 1991.

                       Trustee Whose Term Expires in 1997

Barry S. Sternlicht (34).....       Trustee, Chairman of the Board and Chief
                                    Executive Officer of the Trust and Director of the Corporation since December 1994.
                                    President and CEO of Starwood Capital (and its predecessor entity) since September
                                    1991. Prior to that time, Vice President and then Senior Vice President (from 1989 to
                                    1991) of JMB Realty Corporation, a real
                                    estate investment firm. Currently, a Trustee of each of Equity Residential Properties
                                    Trust, a multi-family real estate investment trust, and Angeles Participating Mortgage
                                    Trust, a real estate investment trust.

         The following table includes certain information with respect to each of the Trust's current executive officers other than Messrs. Sternlicht and
Lapin:


                   Name                            Age                    Position(s) with the Trust
                   ----                            ---                    --------------------------
Michael W. Mooney .......................           48         Vice President and Chief Financial Officer
Sherwin L. Samuels ......................           59         Secretary and General Counsel

         Michael W. Mooney. Mr. Mooney has been Vice President and Chief Financial Officer since July 1992. From March 1992 to July 1992 he was Director of Finance of RELCO Industries, a real estate development company. From August 1990 to March 1992, he was Director of Finance of Dorn-Platz, Inc., a real estate brokerage company. From July 1989 to August 1990, Mr. Mooney was an independent real estate consultant. Prior to that time, he was Executive Vice President and Chief Financial Officer of Gibraltar Savings.

         Sherwin L. Samuels. Mr. Samuels has been an officer and General Counsel since January 1987 and was a Trustee from April 1987 to December 1994. Since September 1992, he has been a Partner (through a professional corporation) of the law firm of Sidley & Austin. Prior to that time, he was a Partner (through a professional corporation) of the law firm of Mitchell, Silberberg & Knupp.

         The executive officers of the Trust serve at the pleasure of the Board of Trustees, subject in the case of Messrs. Lapin and Mooney to the provisions of their respective employment agreements with the Trust. (See "Employment Agreements with Executive Officers" included in Item 11 of this Joint Annual Report.) There is no family relationship among any of the Trustees or executive officers of the Trust.

Directors and Executive Officers of the Corporation

         The current Board of Directors of the Corporation consists of Mr. Earle
F. Jones, Mr. Bruce M. Ford, and Mr. Graeme W. Henderson. At the special meeting of stockholders of the Corporation held on December 15, 1994, the stockholders elected Messrs. Sternlicht, Ford and Goldman as directors of the Corporation, such directors to take office upon the receipt of necessary regulatory approvals from the Nevada Gaming Authorities ("Gaming Approval").

         Pending receipt of Gaming Approval, the current Directors of the Corporation will continue as such and the Operating Partnership will be managed by a management committee consisting of Messrs. Sternlicht, Ford and Goldman. While awaiting Gaming Approval, the Corporation's existing management and Board of Directors will be responsible for the operation and control of the gaming assets of the Corporation, and the management committee which is comprised of the newly elected directors will be prohibited from any influence or control of the gaming assets.

         The following table sets forth, for each of the current members of the Corporation's Board of Directors (other than Mr. Jones) as of the date of this Joint Annual Report, the name and age of such Director, the principal occupation or employment of such Director during the past five years and the principal business of such Director's employer, other directorships held by such Director and the year in which such Director first became a Director of the Corporation.

            Name and Age               Principal Occupation and Business Experience
            ------------               --------------------------------------------
Bruce M. Ford (54)..............       Director since 1983. President and
                                       Managing Partner of F.K.B. Management
                                       Corporation, a restaurant management
                                       company, since January 1988. President
                                       of Ford Management Corporation, a
                                       hotel/motel management and development
                                       company, since June 1988. Prior to that
                                       time, Mr. Ford was Senior Vice President
                                       of Operations of Ramada Inns.

Graeme W. Henderson (61) .......       Director of the Corporation since March
                                       1990. Chairman of the Trust from July
                                       1989 to December 1994 and Trustee of the
                                       Trust from September 1986 to December
                                       1994. Independent financial consultant
                                       since January 1990. Prior to January
                                       1990, President of Henderson Consulting,
                                       Inc., a private financial consulting
                                       firm. President of Capstan, Inc.
                                       (Formerly Seymour, Inc.), a manufacturer
                                       of machine tool controls, since 1982.
                                       Director of Capital Southwest
                                       Corporation.


         The following table sets forth, for each of the current members of the management committee who will become the Board of Directors of the Corporation upon receipt of Gaming Approval (other than Mr. Sternlicht whose term will expire in 1997 and Mr. Ford whose term will expire in 1995) the name and age of such Director, the principal occupation or employment of such Director during the past five years and the principal business of such Director's employer, other directorships held by such Director and the year in which such Director first became a Director of the Corporation.

                       Director Whose Term Expires in 1996

Steven Robert Goldman (33) ..       Director and Senior Vice President of the
                                    Corporation since December 1994. Vice
                                    President of Starwood Capital, specializing in hotel acquisitions and hotel asset management, since August 1993. From 1990 to
                                    1993, Senior Development Manager of Disney
                                    Development Company, the real estate
                                    investment, development and management
                                    division of The Walt Disney Company. From
                                    1986 to 1990, Director of Development of the Hyatt Development Corporation.

         The following table includes certain information with respect to each of the Corporation's current executive officers other than Mr. Goldman:

                   Name                            Age            Position(s) with the Corporation
                   ----                            ---            --------------------------------
Kevin E. Mallory ..........................         35         Executive Vice President
Kenneth J. Biehl ..........................         40         Vice President and Controller

         Kevin E. Mallory. Mr. Mallory has been Executive Vice President since July 1992. From December 1991 to July 1992 he was President of Merit Hotel Group, a hotel development and consulting company. From September 1989 to November 1991, he was Development Director, Westin Hotels & Resorts, a hotel management company. Prior to that time he was Assistant Vice President and Asset Manager, VMS Realty Partners, a real estate syndicator.

         Kenneth J. Biehl. Mr. Biehl has been Vice President since December 1994 and Controller since April 1994. From January 1992 to April 1994 he was Senior Accountant with Kenneth Leventhal & Co., a public accounting firm. Prior to that time, he was Treasurer and Chief Financial Officer of Electronic Clearing House, Inc., a credit card services company.

         The executive officers of the Corporation serve at the pleasure of the Board of Directors, subject in the case of Mr. Mallory to the provisions of his employment agreement with the Corporation. (See "Employment Agreements with Executive Officers" included in Item 11 of this Joint Annual Report.) There is no family relationship among any of the Directors or executive officers of the Corporation.

ITEM 11. EXECUTIVE COMPENSATION.

Summary of Cash and Certain Other Compensation

                  The Trust. The following table provides certain summary information concerning the compensation paid for the fiscal years ended December 31, 1994, 1993 and 1992 to the Trust's President and Chief Executive Officer and each other executive officer of the Trust whose total compensation for 1994 exceeded $100,000 for services rendered in all capacities to the Trust.

                                     SUMMARY COMPENSATION TABLE
                                                                            Long Term               All Other
                                          Annual Compensation             Compensation           Compensation($)
                                     --------------------------------     -------------          ---------------
                                                                            Securities
Name and                                                                    Underlying
Principal                                                                    Options/
Position                             Year     Salary($)     Bonus($)         SARs (#)
---------------------                ----     ---------     ---------     -------------
Jeffrey C. Lapin                     1994       190,000        75,000          12,000(1)
  President and Chief                1993       170,834        20,000
  Executive Officer                  1992       150,792                        50,000(1)             23,585(2)

Michael W. Mooney                    1994       150,000        20,000           9,000(1)
  Vice President and                 1993       140,416        11,667
  Chief Financial                    1992        61,026                        25,000(1)
  Officer


----------------------

(1) For information with respect to these options, see "Option Exercises and Holdings" below.

(2)      Amount shown reflects cash paid for unused vacation.

                  The Corporation. The following table provides certain summary information concerning the compensation paid for the fiscal years ended December 31, 1994, 1993 and 1992 to each executive officer of the Corporation whose total compensation for 1994 exceeded $100,000 for services rendered in all capacities to the Corporation.


                           SUMMARY COMPENSATION TABLE
                           --------------------------
                                                                              Long Term
                                          Annual Compensation               Compensation
                                     ------------------------------         ------------
                                                                             Securities
Name and                                                                     Underlying
Principal                                                                     Options/
Position                             Year     Salary($)    Bonus($)           SARs (#)
---------------------                ----     ---------    --------          -----------
Kevin E. Mallory                     1994       150,000      37,500             9,000(1)
  Executive Vice                     1993       140,416      11,667
  President                          1992        63,718                        25,000(1)

---------------------

(1) For information with respect to these options, see "Option Exercises and Holdings" below.

Option Grants

                  The following table shows, as to the executive officers of the Trust and the executive officer of the Corporation named in the Summary Compensation Tables above, information concerning the option granted to that officer during the year ended December 31, 1994.


                                            OPTION/SAR GRANTS IN LAST FISCAL YEAR
                                                      INDIVIDUAL GRANTS
-------------------------------------------------------------------------------------------------------------------------
                       Number of      % of Total
                      Securities        Options/
                      Underlying         SARs
                       Options/       Granted to                                            Potential Realizable Value at
                         SARs          Employees        Exercise                               Assumed Annual Rates of
                       Granted         in Fiscal          Price        Expiration           Stock Price Appreciation for
Name                     (#)              Year           ($/Sh)           Date                       Option Term
----------            ----------      ----------        --------    ----------------        -----------------------------
                                                                                             5% ($)               10% ($)
                                                                                            -------               -------
Jeffrey C. Lapin       12,000(1)          12.1          $2.75(2)    January 31, 2000         42,120               53,150
Michael W. Mooney      9,000(1)           9.1           $2.75(2)    January 31, 2000         31,590               39,860
Kevin E. Mallory       9,000(1)           9.1           $2.75(2)    January 31, 2000         31,590               39,860
-----------------------------

(1) Options became exercisable as to one-third of the amount granted on January 31, 1995, and will become exercisable as to an additional one-third of the amount granted on January 31, 1996 and as to the remaining amount granted on January 31, 1997.

(2) The $2.75 per Paired Share exercise price is equal to the fair market value of a Paired Share on the day the option was granted.

Option Exercises and Holdings

                  The following table provides information with respect to the options held as of December 31, 1994 by the executive officers of the Trust and the executive officer of the Corporation named in the Summary Compensation Tables above. No options were exercised by any of those executive officers during 1994.


                                    AGGREGATED OPTION/SAR EXERCISES IN 1994
                                      AND DECEMBER 31, 1994 OPTION VALUES
-----------------------------------------------------------------------------------------------------------
                                     Number of Shares Underlying
                                             Unexercised                  Value of Unexercised In-the-
                                       Options/SARs at Fiscal                    Money Options/SARs
                                            Year-End (#)                    at Fiscal Year-End ($) (1)
                                  -------------------------------------------------------------------------
Name                              Exercisable        Unexercisable        Exercisable         Unexercisable
----                              -----------        -------------        -----------         -------------
Jeffrey C. Lapin                     80,000             12,000              109,500               2,280
Michael W. Mooney                    25,000              9,000              54,750                1,710
Kevin E. Mallory                     25,000              9,000              54,750                1,710

-----------------
(1) Value is defined as the market price of the Paired Shares at December 31, 1994 less the exercise price of the option. The average of the high and low market prices of the Paired Shares at December 31, 1994 was $2.94.

Compensation of Trustees/Directors

                  Each Trustee or Director who is not also an officer of the Trust or the Corporation receives annual Trustee's or Director's fees of $12,000 and is reimbursed for any out-of-pocket expenses incurred in attending meetings of the Board of Trustees or the Board of Directors. The Chairman of each Board receives an additional fee of $2,500 per year. In addition, each non-officer Trustee or Director receives a fee $750 for each meeting in which he participates (or, in the case of telephonic meetings, $500) and a fee of $500 for each committee meeting in which he participates ($1,000 per meeting for committee chairman).

Share Purchase Agreements

                  Prior to December 1989, the Trust and the Corporation maintained share purchase plans pursuant to which Trustees, Directors, officers and employees of the Trust or the Corporation were granted rights to purchase Paired Shares from the Trust and the Corporation at prices based upon the then fair market value of the Paired Shares. A purchaser of Paired Shares under a share purchase plan made a cash down payment equal to 10% of the purchase price and executed a promissory note in favor of the Trust or the Corporation for the balance. Certificates evidencing Paired Shares purchased under a share purchase plan were pledged to the Trust or the Corporation as collateral to secure payment of the promissory note. Prior to the satisfaction of the obligations represented by the note, the purchaser was entitled to vote the Paired Shares held in pledge, but not to transfer the purchaser's interest in those shares.

                  During 1994, the only share purchase agreements remaining in effect were those between the Trust and each of Mr. Henderson, a former trustee of the Trust and director of the Corporation, and Mr. Samuels, and between the Corporation and each of Messrs. Jones and Ford. During 1994, the share purchase agreements with Messrs. Henderson, Samuels and Ford were terminated and the non-recourse indebtedness thereunder was canceled (an aggregate of $56,250 with respect to Mr. Henderson, $82,391 with respect to Mr. Samuels, and $108,784 with respect to Mr. Ford). In addition, the Paired Shares pledged in respect of such indebtedness were either released from such pledge, to the extent that such Paired Shares had been paid for (an aggregate of 1,341 Paired Shares for which $20,625 was paid with respect to Mr. Henderson, 2,141 Paired Shares for which $32,922 was paid with respect to Mr. Samuels, and 2,793 Paired Shares for which $45,279 was paid with respect to Mr. Ford) or were forfeited by the individual, to the extent such Paired Shares had not been paid for.

Employment Agreements with Executive Officers

                  On January 31, 1995, the Trust entered into a 24-month employment agreement with Mr. Lapin for his services to the Trust as its President and Chief Operating Officer. The employment agreement provides for an annual salary of $200,000 in 1995 and $225,000 in 1996, annual bonuses to be determined by the Board of Trustees (not less than $75,000 per year), the grant under the option plans of the Trust and the Corporation of options to purchase 250,000 Paired Shares which are exercisable at $2.75 per Paired Share (fair market value on the date of grant) and which vest at a rate no longer than the most rapid rate of vesting of options granted to any other executive during the term of the employment agreement. The employment agreement provides that Mr. Lapin may terminate his employment for "Good Reason", as defined in the employment agreement and including an assignment of duties which are in any significant respect inconsistent with his position, a substantial alteration in his responsibilities, a breach of the agreement by the Trust, removal from office without cause (as defined), relocation of the Trust's principal executive offices, a change in the composition of 51% of the Trustees, a decision by the Board that the Trust shall merge, sell or dispose of all or substantially all of its assets, dissolve or liquidate, or the failure of Mr. Lapin to be a member of the Board of Trustees, other than for cause (as defined). If Mr. Lapin so terminates his employment, he will be entitled to receive a lump sum payment equal to the base salary and bonuses that would have been payable had he continued to be employed for the remainder of the term of the agreement, and all fringe benefits to which he would have been entitled through the remainder of the term of the agreement (other than stock options or stock loans not granted prior to the date of termination).

         In July 1992, the Trust entered into a 12-month agreement with Mr. Mooney providing for Mr. Mooney to render services to the Trust as its Chief Financial Officer. In December 1993, the term of the employment agreement with Mr. Mooney was extended until June 1995. The employment agreement with Mr. Mooney provides that he will receive an annual salary of $150,000 and such annual bonus, if any, as the Trust's Board of Trustees may determine, and will be eligible to participate in all employee benefit plans and fringe benefits, if any, that the Trust makes available to its other executive officers. Mr. Mooney's employment pursuant to the employment agreement may be terminated by the Trust at any time; provided, however, that if his employment is terminated without cause (as defined), Mr. Mooney will be entitled to receive the lesser of his salary for the then remaining term of the employment agreement or $75,000.

                  In July 1992, the Corporation entered into a 12-month employment agreement with Mr. Mallory providing for Mr. Mallory to render services to the Corporation as a senior executive officer. In December 1993, the term of the employment agreement with Mr. Mallory was extended until June 1995. The employment agreement with Mr. Mallory provides that he will receive an annual salary of $150,000 and such annual bonus, if any, as the Corporation's Board of Directors may determine, and will be eligible to participate in all employee benefit plans and fringe benefits, if any, that the Corporation makes available to its other executive officers. Mr. Mallory's employment pursuant to the employment agreement may be terminated by the Corporation at any time; provided, however, that if his employment is terminated without cause (as defined), Mr. Mallory will be entitled to receive the lesser of his salary for the then remaining term of the employment agreement or $75,000.

                             COMPENSATION COMMITTEE
                      INTERLOCKS AND INSIDER PARTICIPATION

                  During fiscal year 1994, the Board of Directors of the Corporation and the Board of Trustees of the Trust made decisions with respect to executive compensation of the executive officers of the Trust and the Corporation, respectively. Mr. Lapin, who is an executive officer of the Trust and is on the Board of Trustees of the Trust, participated in decisions related to the compensation of Mr. Mooney; and Mr. Samuels, who is an officer of the Trust and was a Trustee of the Trust, and Mr. Henderson, who is a director of the Corporation and was a Trustee of the Trust, participated in decisions related to the compensation of Messrs. Lapin and Mooney.

ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                  AND MANAGEMENT.

                  Certain Beneficial Owners. To the knowledge of the Trust and the Corporation, no person owns beneficially 5% or more of the Paired Shares, except as follows:

              Name and Address                    Amount             Percent of
             of Beneficial Owner             Beneficially Owned       Class (1)
             -------------------             ------------------      ----------
U.S. Bancorp                                   996,000 (2)               8.2%
111 S.W. Fifth Avenue
Portland, OR  97204

Leonard M. Ross                                991,400 (3)               8.2%
1011-1/2 North Beverly Drive
Beverly Hills, CA  90210

Starwood Capital Group, L.P. and             1,055,039 (4)               8.0%
  affiliated entities
Three Pickwick Plaza, Suite 250
Greenwich, CT  06830

Edward J. Okay and                             750,000 (5)               6.2%
Dorothy P. Okay, as joint tenants
111 Quayside Drive
Jupiter, FL  33477

---------------------------

 (1)     Based on the number of Paired Shares outstanding on March 27, 1995.

 (2) Based on information contained in Schedule 13G dated February 10, 1995, the securities are held by Qualivest Capital Management, Inc. (a wholly owned subsidiary of U.S. Bancorp) and the Trust Group of the United States Bank of Oregon in the amount of 479,700 and 516,300 shares, respectively. U.S. Bancorp has sole dispositive power with respect to 925,500 shares and voting power with respect to all of these shares.

 (3) Based on information contained in Amendment No. 10 to Schedule 13D dated February 22, 1991. Mr. Ross has sole voting and dispositive power with respect to all of these shares; however, 909,800 of these shares are pledged to the Pacific Bank, along with other securities, as collateral for a previously unsecured loan. See Part I, Item 3, Legal Proceedings, for a description of an agreement between Ross and Starwood Capital pursuant to which Starwood Capital has agreed to purchase Ross' Paired Shares at Ross' election during a 60-day period beginning in December 1995, at a price of $5.625 per Paired Share. Starwood Capital may also elect to purchase Ross' Paired Shares at the same time on the same terms.

 (4) Based on information contained in a Schedule 13D dated January 31, 1995 filed by Starwood Capital, Barry S. Sternlicht and the following Starwood Partners: Starwood Opportunity Fund II, L.P.("SOFI II"), Firebird Consolidated Partners, L.P., Woodstar Partners, I, L.P., Starwood-Huntington Partners, L.P., Starwood/Wichita Investors, L.P., Starwood-Nomura Hotel Investors, L. P., Starwood-Apollo Hotel

         Partners IX, L.P., Starwood Apollo Hotel Partners VIII, L.P. and Berl Holdings, L.P. Such Schedule 13D reports that SOFI II owns 299,600 Paired Shares and that SOFI II and Mr. Sternlicht have the power to vote and dispose of such shares and that the Starwood Partners hold units in the Realty Partnership and the Operating Partnership which are, subject to the 8.0% Paired Share ownership limit, exchangeable for an aggregate of 35,661,254 Paired Shares (approximately 74.6% of the outstanding Paired Shares after such exchange). Such units were acquired in the Reorganization described in Part I, Item 1 of this Joint Annual Report. Such Schedule 13D reports that because of the 8.0% ownership limit, the Starwood Partners cannot beneficially own more than 8.0% of the outstanding Paired Shares. The amount beneficially owned and the percent of class assumes that Starwood Partners exchange units for Paired Shares to the maximum extent permitted within the ownership limit provision.

(5) Based on information contained in Schedule 13D dated January 4, 1995. Edward J. Okay has sole voting power and shares dispositive power with Dorothy P. Okay with respect to all of these shares.

                  Trustees and Officers of the Trust. The following table sets forth the beneficial ownership of the Paired Shares as of March 27, 1995 by each Trustee and each executive officer of the Trust named in the Summary Cash Compensation Table included in Item 11 hereof who owns Paired Shares and by all Trustees and executive officers of the Trust as a group. Except as otherwise provided below, each beneficial owner has sole voting and investment power with respect to all shares beneficially owned.

                                                                 Amount
                           Name of                             Beneficially                    Percent of
                      Beneficial Owner                            Owned                         Class (1)
                      ----------------                         ------------                    ----------
Jeffrey C. Lapin                                                  85,750 (3)                       (2)
Michael W. Mooney                                                 25,000 (4)                       (2)
Sherwin L. Samuels                                                93,461 (5)                       (2)
Earle F. Jones                                                     6,500 (6)                       (2)
Barry M. Sternlicht                                            1,055,039 (7)                       8.0%
All Trustees and officers as a group                           1,215,750 (8)                       9.6%

---------------------

(1) Based on the number of paired shares outstanding on March 27, 1995, including the exchange of units for Paired Shares as discussed in note
         (7) below.

(2)      Less than 1%.

(3) Includes 80,000 shares subject to presently exercisable options and 5,000 shares owned in a pension plan of which Mr. Lapin is sole trustee and beneficiary.

(4)      Includes 25,000 shares subject to presently exercisable options.

(5) Includes 14,320 shares held in a segregated account for the benefit of Mr. Samuels by a pension plan trust and 56,000 shares subject to presently exercisable options and 1,000 shares issuable upon exercise of paired warrants issued by the Trust and the Corporation. Does not include 359 shares owned by Mr. Samuels's son (of which shares Mr. Samuels disclaims beneficial ownership).

(6) Includes 500 shares issuable upon exercise of paired warrants issued by the Trust and the Corporation.

(7) Mr. Sternlicht and SOFI II have the power to vote and dispose of 299,600 Paired Shares held by SOFI II. The remaining shares reported above are issuable upon exchange of units of the Realty Partnership and the Operating Partnership. Because of the 8.0% Paired Share ownership limit, the shares reported above do not include the remainder of the 35,661,254 Paired Shares (approximately 74.6% of the outstanding Paired Shares) issuable upon exchange of all of the units issued to the Starwood Partners in the aggregate. Such units were acquired in the Reorganization described in Part I, Item 1 of this Joint Annual Report. See Notes (3) and (4) under "Certain Beneficial Owners" above.

(8) Includes 161,000 shares that may be acquired upon the exercise of presently exercisable options 1,500 shares issuable upon exercise of paired warrants issued by the Trust and the Corporation and 755,439 shares issuable upon exchange of units of the Realty Partnership and the Operating Partnership (see note (7) above). Does not include shares owned by Mr. Samuels' son (see note (5) above).

                  Directors and Officers of the Corporation. The following table sets forth the beneficial ownership of paired shares as of March 27, 1994 by each Director and each executive officer of the Corporation named in the Summary Cash Compensation Table included in Item 11 hereof who owns paired shares and by all Directors and executive officers of the Corporation as a group. Except as otherwise provided below, each beneficial owner has sole voting and investment power with respect to all shares beneficially owned.

                            Name of                           Number of Shares
                       Beneficial Owner                      Beneficially Owned                  Percent of
                       ----------------                      ------------------
                                                                                                  Class (1)
                                                                                                 ----------
 Kevin E. Mallory                                                  25,650 (3)                       (2)
 Bruce M. Ford                                                      4,414 (4)                       (2)
 Earle F. Jones                                                     6,500 (5)                       (2)
 Graeme W. Henderson                                               47,841 (6)                       (2)
 Barry M. Sternlicht                                            1,055,039 (7)                       8.0%
 All Directors and officers as a group                          1,139,444 (8)                      8.6%(2)

-------------------------

(1) Based on the number of shares outstanding on March 27, 1994, including the exchange of units as described in note (7) below.

(2)      Less than 1%.

(3)      Includes 25,000 shares subject to presently exercisable options.

(4) Includes 2,422 shares issuable upon exercise of paired warrants issued by the Trust and the Corporation, 172 of which are owned by Mr. Ford's wife.

(5) Includes 500 shares issuable upon exercise of paired warrants issued by the Trust and the Corporation.

(6) Includes 300 shares owned in a Keogh Plan and 16,000 shares issuable upon exercise of paired warrants issued by the Trust and the Corporation.

(7) Mr. Sternlicht and SOFI II have the power to vote and dispose of 299,600 Paired Shares held by SOFI II. The remaining shares reported above are issuable upon exchange of units of the Realty Partnership and the Operating Partnership. Because of the 8.0% Paired Share ownership limit, the shares reported above do not include the remainder of the 35,661,254 Paired Shares (approximately 74.6% of the outstanding Paired
         Shares) issuable upon exchange of all of the units issued to the Starwood Partners in the aggregate. Such units were acquired in the Reorganization described in Part I, Item 1 of this Joint Annual Report.
         See Notes (3) and (4) under "Certain Beneficial Owners" above.

(8) Includes 25,000 shares that may be acquired upon the exercise of presently exercisable options, 2,422 shares issuable upon exercise of paired warrants issued by the Trust and the Corporation and 755,439 shares issuable upon exchange of units of the Realty Partnership and the Operating Partnership (see note (7) above).


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Management Obligations of Western Host

                  General. Prior to December 31, 1992, Western Host, Inc., a wholly owned subsidiary of the Corporation, managed six hotels owned by limited partnerships of which Messrs. John F. Rothman and Ronald A. Young are general partners, one hotel owned by a general partnership whose sole partners are Messrs. Young and Rothman, and one hotel owned by a partnership of which Western Host is the sole general partner and whose limited partners are affiliates of Messrs. Young and Rothman. Mr. Rothman was a Trustee of the Trust and a Director of the Corporation, and the Trust's President and Chief Executive Officer, from September 1986 until March 1990; Mr. Young was the Corporation's President and Chief Executive Officer, from December 1986 through December 1992, a Director of the Corporation from December 1986 until February 1994 and a Trustee of the Trust from June 1988 until February 1994.

                  For its services as manager of these eight hotels described above (the "Western Host Hotels"), Western Host in each case received a management fee that generally was based upon the gross revenues, cash flows and/or operating profits of the hotel or the partnership that owned that property. For supervisory services rendered by Western Host in connection with any refurbishment or remodeling program or any construction of additional hotel guest rooms or other facilities at a Western Host Hotel, Western Host received a supervisory fee equal to 5% of the direct cost of those refurbishments, remodeling or construction. Western Host also acted as the purchasing agent with respect to certain furniture, fixtures and equipment and certain operating supplies required by a Western Host Hotel. To the extent these services were rendered other than in connection with a refurbishment, remodeling and/or construction program for which Western Host was entitled to a supervisory fee, Western Host was entitled to charge a fee ranging from 5% to 10% of the actual cost of the items purchased as the estimated cost incurred by Western Host in providing those services.

                  In lieu of the partnerships that owned the Western Host Hotels (the "Western Host Partnerships") employing full-time bookkeepers at the partnership's respective properties, Western Host provided bookkeeping services and received a bookkeeping service fee. The fee was computed by adding together all direct labor costs incurred by Western Host in providing those services to all hotels that Western Host manages and allocating to each Western Host Hotel a pro rata portion of those costs, based on the number of rooms in that hotel as compared with the number of rooms in all hotels managed by Western Host.

                  Since January 1, 1993, Western Host's day-to-day management obligations with respect to the Western Host Hotels have been performed on Western Host's behalf by Westland Hotel Corporation ("Westland"), a company owned by Mr. Young and of which he is president and chief executive officer.

                  Management Fees Paid to Western Host; Certain Borrowings. Western Host is one of the general partners, together with Messrs. Young and Rothman, of Western Host Pasadena Partners (which owns a hotel in Pasadena, California) and Western Host San Francisco Partners (which owns a hotel in San Francisco, California). Western Host was the sole general partner of Western Host Santa Maria Partners, which prior to July 1993 owned a hotel in Santa Maria, California.

                  Pursuant to the applicable partnership agreement, Western Host was entitled to receive for its management services (i) with respect to the Pasadena property, a minimum management fee equal to 5% of the hotel's gross receipts, plus an incentive management fee equal to 30% of the hotel's cash flow, subordinated to an annual preferred return to limited partners of that partnership, and (ii) with respect to the San Francisco property, a management fee equal to all distributions made to limited partners of Western Host San Francisco Partners in excess of a specified preferred annual return on investment to those limited partners. As a general partner of these Western Host Partnerships, Western Host is contingently liable for the liabilities and obligations of each partnership and its hotel.

         Western Host was responsible, pursuant to management agreements, for the management of one hotel located in Stockton, California owned by a general partnership of which Messrs. Young and Rothman are the general partners and four hotels owned by limited Partnerships of which Messrs Young and Rothman are the general partners. These partnerships are Western Host Bakersfield Partners (which owns a hotel in Bakersfield, California), Western Host Fresno Partners (which owns a hotel in Fresno, California), Western Host Monterey Partners (which owns a hotel in Monterey, California), and Western Host Properties (which owns a hotel in Modesto, California).

                  For its services as manager of the property in Stockton, Western Host was entitled to a management fee equal to 4% of the hotel's gross receipts; for its services as manager of the properties in Bakersfield, Fresno, Monterey, and Modesto, Western Host is entitled to a minimum management fee equal to 4% of the hotel's revenues, plus an incentive management fee based on the profits and cash flows of each hotel.

                  For the year ended December 31, 1993, all of the management fees and other compensation payable to Western Host by the Western Host Partnerships was collected by Westland on Western Host's behalf. For Westland's services in managing the day-to-day operations of the Western Host Hotels, Westland is entitled to retain from the amounts paid by the Western Host partnerships a submanagement fee equal to 3% of each Western Host Hotel's operating revenues.

                  For the year ended December 31, 1993, management fees and other compensation paid or payable to Western Host by the Western Host Partnerships and/or Westland after payment of Westland's submanagement fee totaled $308,000. At December 31, 1993, $242,000 of such compensation remained outstanding and had not been received. In connection with the settlement of litigation, $120,000 was paid in full settlement of the $242,000 amount.

                  As of December 31, 1993, the Western Host Partnerships and/or Westland owed to Western Host and the Corporation, costs of refurbishments and amounts advanced for the expenses of the managed Western Host hotels totaling $100,000, which was included in Inventories, prepaid expenses and other assets at December 31, 1993.

                  Restrictions on Competition; Term of Management Arrangements. The management agreements for the hotels located in Modesto and Monterey provide that Western Host may not own or manage another hotel within a 25-mile radius of each hotel. Similar provisions (with a five-mile radius) are contained in the management agreements for the hotels in Fresno and Bakersfield and in the partnership agreement pursuant to which Western Host manages the Pasadena property.

                  Each of Western Host's management agreements with a Western Host Partnership (other than the management agreement for the Stockton hotel) originally provided for the right of that partnership to terminate the agreement at any time on 60 days' prior notice. The management agreement for the hotel in Stockton states that such agreement is month-to-month and may be terminated by either Western Host or Messrs. Rothman and Young at any time.

                  Western Host had the right and obligation to manage the hotels owned by each of Western Host San Francisco Partners and Western Host Pasadena Partners as long as Western Host remains a general partner of that Partnership. However, the partnership agreement for Western Host San Francisco Partners provides that certain transfers of voting securities of Western Host will terminate Western Host's right to manage the hotel owned by that partnership and to receive future management fees unless, either prior or subsequent to the transfer, a majority-in-interest of the limited partners of the partnership consent to the transfer. Although the Corporation's December 1986 acquisition of Western Host may have constituted such a transfer, the consent of the limited partners of Western Host San Francisco Partners with respect to that transfer was not solicited.

                  Each of the management agreements between Western Host and Westland could be canceled by Western Host at any time upon 30 days' notice.

                  In connection with the settlement of shareholder litigation (see Item 3 - "Legal Proceeding"), Messrs. Rothman and Young caused each of the Western Host Partnerships (other than Western Host Santa Maria Partners) to terminate Western Host's management obligations with respect to that partnership's hotel, indemnified the Corporation and Western Host against all claims that might be made against Western Host in connection with its status as a general partner of Western Host Santa Maria Partners, Western Host Pasadena Partners and Western Host San Francisco Partners or in connection with any fact or circumstance occurring since January 1, 1993 with respect to any of the Western Host Hotels, and delivered to the Corporation an irrevocable letter of credit in the amount of $800,000. If final settlement of the shareholder litigation is achieved within one year from the date the letter of credit was delivered to the Corporation, Western Host will agree to accept the termination of its management obligations with respect to the Western Host Hotels and will be entitled to draw on the letter of credit. If final settlement of the shareholder litigation is not consummated within the one-year period the letter of credit would be returned to Messrs. Rothman and Young, and the Corporation and Western Host would be free to pursue all claims, if any, they might have against Messrs Rothman and Young and the Western Host Partnerships in connection with the termination of Western Host's management obligations. In addition, $120,000 of the management fees and all costs and amounts advanced to the partnerships which were payable to Western Host were paid in full settlement of such amounts due at December 31, 1993.

Other Relationships

                  Sherwin L. Samuels, the General Counsel and Secretary of the Trust, is a partner through a professional corporation of the law firm of Sidley & Austin. Sidley & Austin provides legal services to the Trust, the Corporation and Western Host.

                  As part of the consideration to Starwood Capital in connection with the Reorganization, the Partnerships agreed to pay an amount to Starwood Capital only if the Trust and the Corporation consummated a public offering of Paired Shares prior to June 30, 1996, which offering results in the receipt by the Trust and the Corporation of gross proceeds of not less than $150 million. In connection with the Offering consummated on July 6, 1995, Starwood Lodging paid to Starwood Capital approximately $3.7 million. Such payment was made from proceeds of the Offering and was treated as a public offering cost.
                  On March 24, 1995, the Realty Partnership and the Trust entered into an Amended and Restated Credit Agreement (the "New Credit Agreement") pursuant to which the Realty Partnership borrowed approximately $132 million (the "Loan") which was used primarily to refinance all outstanding Senior Debt (after the exchange by a Starwood Partner of $12 million of Senior Debt for units of the Realty Partnership and the Operating Partnership and approximately $27 million of first mortgage debt).
In connection with the refinancing, the Realty Partnership paid $514,000 to one of the Senior Lenders and a portion of the lender warrants issued in connection with the prior Credit Agreement (the "Lender Warrants") were canceled. In connection with the New Credit Agreement, the remaining Lender Warrants could be canceled upon the payment to a Starwood Partner of a $786,000 cancellation fee. Effective March 31, 1995 the Realty Partnership issued an unsecured note payable to the Starwood Partner in the amount of $786,000 and the remaining Lender Warrants were canceled. The transactions relating to the cancellation of Lender Warrants were recorded as a reduction to paid-in capital.
                  For information with respect to the Share Purchase
Agreements of Messrs. Henderson, Samuels, Jones and Ford see "Share
Purchase Agreements" contained in Item 11 of this Joint Annual Report.

                  For information with respect to the employment agreements of Messrs. Lapin, Mooney and Mallory see "Employment Agreements with Executive Officers" contained in Item 11 of this Joint Annual Report.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

                  (a)  Documents filed.

Financial Statements and Financial Statement Schedules

                  The financial statements and financial statements schedules listed in the Index to Financial Statements and Financial Statements Schedules following the signature pages hereof are filed as part of this Joint Annual Report.


                  Exhibits
                  --------
Exhibit No.                         Description of Exhibit
-----------                         ----------------------
    2.1           Formation Agreement dated as of November 11, 1994 among the
                  Trust, the Corporation, Starwood Capital and the Starwood
                  Partners (incorporated by reference to Exhibit 2 to the
                  Trust's and the Corporation's Joint Current Report on Form 8-K
                  dated November 16, 1994).(1)

    3.1           Amended and Restated Declaration of Trust of the Trust dated
                  June 6, 1988, as amended (incorporated by reference to Exhibit
                  3A to the Trust's and the Corporation's Joint Current Report on Form 8-K dated January 31, 1995)

    3.2 Amendment and Restatement of Articles of Incorporation of the Corporation (incorporated by reference to Exhibit 3B to the Trust's and the Corporation's Joint Current Report on Form 8-K dated January 31, 1995)

    3.3           Trustees' Regulations of the Trust, as amended.

    3.4           By-laws of the Corporation, as amended.


(1) The Securities and Exchange Commission file numbers of all filings made pursuant to the Securities Act of 1934, as amended, and referenced herein are: 1-6828 (Starwood Lodging Trust) and 1-7959 (Starwood Lodging Corporation).


Exhibit No.                         Description of Exhibit
-----------                         ----------------------

  4.1 Pairing Agreement dated June 25, 1986, between the Trust and the Corporation, as amended.

  4.2 Form of Warrant Agreement dated as of September 16, 1986, between the Trust and City National Bank ("CNB") (incorporated by reference to Exhibit 4.3 to the Trust's and the Corporation's Registration Statement on Form S-4 (the "S-4
                  Registration Statement") filed with the Securities and Exchange Commission (the "SEC") on August 1, 1986
                  (Registration No. 33-7694)).

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

  4.5             First Amendment to Warrant Agreement dated as of February 28,
                  1994, among the Trust, the Corporation and the Lenders
                  (incorporated by reference to Exhibit 4.5 to the Trust's and the Corporation's Joint Annual Report on Form 10-K for the year ended December 31, 1993 (the "1993 Form 10-K")).

  10.1            Incentive and Non-Qualified Share Option Plan (1986) of the
                  Trust (incorporated by reference to Exhibit 10.8 to the Trust and the Corporation's Joint Annual Report on Form 10-K for the year ended August 31, 1986 (the "1986 Form 10-K")).(2)

  10.2 Corporation Stock Non-Qualified Stock Option Plan (1986) of the Trust (incorporated by reference to Exhibit 10.9 to the 1986 Form 10-K).(2)

  10.3 Stock Option Plan (1986) of the Corporation (incorporated by reference to Exhibit 10.10 to the 1986 Form 10-K).(2)

  10.4            Trust Shares Option Plan (1986) of the Corporation
                  (incorporated by reference to Exhibit 10.11 to the 1986 Form
                  10-K).(2)

-----------------------
(2) Management contract or compensatory plan or arrangement required to be filed as an exhibit hereto pursuant to Item 14(c) of Form 10-K.


Exhibit No.                         Description of Exhibit
-----------                         ----------------------

  10.5            Form of Share Purchase and Pledge Agreement and related
                  Promissory Note entered into pursuant to the Share Purchase
                  Plan (1987) of the Trust, together with forms of Amendments
                  Nos. 1 and 2 thereto (incorporated by reference to Exhibit
                  10.10 to the Trust's and the Corporation's Joint Annual Report on Form 10-K for the year ended December 31, 1990 (the "1990
                  Form 10-K")).(2)

  10.6            Form(s) of Amendment No. 3 to Share Purchase and Pledge
                  Agreement(s) and related Promissory Note(s) entered into pursuant to the Share Purchase Plan (1987) of the Trust
                  (incorporated by reference to Exhibit 10.11 to the Trust's and the Corporation's Joint Annual Report on Form 10-K for the year ended December 31, 1991 (the "1991 Form 10-K")).(2)

  10.7            Form of Share Purchase and Pledge Agreement and related
                  Promissory Note entered into pursuant to the Share Purchase
                  Plan (1987) of the Corporation, together with forms of Amendments Nos. 1 and 2 thereto (incorporated by reference to Exhibit 10.11 to the 1990 Form 10-K.)(2)

  10.8            Form of Amendment No. 3 to Share Purchase and Pledge
                  Agreement(s) and related Promissory Note(s) entered into pursuant to the Share Purchase Plan (1987) of the Corporation
                  (incorporated by reference to Exhibit 10.13 to the 1991 Form
                  10-K).(2)

  10.9 Amendment No. 1 to Share Purchase Agreement and Note dated as of March 25, 1992, between the Corporation and Bruce M. Ford
                  (incorporated by reference to the Exhibit 10.5 to the 1991
                  Form 10-K).(2)

  10.10           Form of Indemnification Agreement dated as of February 3,
                  1992, between the Trust and each of Messrs. Ronald A. Young,
                  John D. Morrissey, Graeme W. Henderson, Sherwin L. Samuels and
                  Jeffrey C. Lapin (incorporated by reference to Exhibit 10.29 to the 1991 Form 10-K).(2)

  10.11           Form of Indemnification Agreement dated as of February 3,
                  1992, between the Corporation and each of Messrs. Ronald A.
                  Young, Graeme W. Henderson, Bruce M. Ford, Earle M. Jones and
                  William H. Ling (incorporated by reference to Exhibit 10.30 to the 1991 Form 10-K).(2)

  10.12 Executive Employment Agreement dated as of January 31, 1995, between the Trust and Jeffrey C. Lapin.(2)

  10.13 Executive Employment Agreement dated as of July 19, 1992, between the Trust and Michael W. Mooney (incorporated by reference to Exhibit 10.4 to the Trust's and the Corporation's
                  Joint Current Report on Form 8-K dated September 25, 1992 (the
                  "September 1992 Form 8-K")).(2)


Exhibit No.                         Description of Exhibit
-----------                         ----------------------

  10.14 First Amendment to executive Employment Agreement dated as of March 18, 1993, between the Trust and Michael W. Mooney
                  (incorporated by reference to Exhibit 10.16 to the 1993 Form
                  10-K).(2)

  10.15           Amendment No. 2 to Executive Employment Agreement dated as of
                  December 15, 1993, between the Trust and Michael W. Mooney
                  (incorporated by reference to Exhibit 10.17 to the 1993 Form
                  10-K).(2)

  10.16 Executive Employment Agreement dated as of July 19, 1992, between the Corporation and Kevin E. Mallory (incorporated by reference to Exhibit 10.5 to the September 1992 Form 8-K).(2)

  10.17 First Amendment to executive Employment Agreement dated as of March 18, 1993, between the Trust and Kevin E. Mallory
                  (incorporated by reference to Exhibit 10.19 to the 1993 Form
                  10-K).(2)

  10.18           Amendment No. 2 to Executive Employment Agreement dated as of
                  December 15, 1993, between the Trust and Kevin E. Mallory
                  (incorporated by reference to Exhibit 10.20 to the 1993 Form
                  10-K).(2)

  10.19 Form of Amended and Restated Lease Agreement entered into as of January 1, 1993, between the Trust as Lessor and the Corporation (or a subsidiary) as Lessee (incorporated by reference to Exhibit 10.19 to the 1992 Form 10-K).

  10.20 Exchange Rights Agreement dated as of January 1, 1995 among the Trust, the Corporation, the Realty Partnership, the Operating Partnership and the Starwood Partners (incorporated by reference to Exhibit 2B to the Trust's and the Corporation's Joint Current Report on Form 8-K dated January
                  31, 1995).

  10.21 Registration Rights Agreement dated as of January 1, 1995 among the Trust, the Corporation and Starwood Capital
                  (incorporated by reference to Exhibit 2C to the Trust's and the Corporation's Joint Current Report on Form 8-K dated
                  January 31, 1995).

  10.22 Limited Partnership Agreement for the Realty Partnership among the Trust and the Starwood Partners dated as of December 15, 1994 (incorporated by reference to Exhibit 2D to the Trust's and the Corporation's Joint Current Report on Form 8-K dated
                  January 31, 1995).

  10.23 Limited Partnership Agreement for the Operating Partnership among the Corporation and the Starwood Partners dated as of December 15, 1994 (incorporated by reference to Exhibit 2E to the Trust's and the Corporation's Joint Current Report on Form
                  8-K dated January 31, 1995).


Exhibit No.                         Description of Exhibit
-----------                         ----------------------

  10.24           Amended and Restated Credit Agreement dated as of March 24,
                  1995 among the Trust and the Realty Partnership on the one hand, and Bankers Trust Company as successor Collateral Agent to Wells Fargo Bank, National Association and Merrill Lynch
                  Mortgage Capital, Inc., as assignee of John Hancock Mutual
                  Life Insurance Company, John Hancock Variable Life Insurance
                  Company, Connecticut Mutual Life Insurance Company, The First
                  National Bank of Boston and Wells Fargo Bank, National
                  Association.

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

  23.             Consent of Independent Accountants.

  27.             Financial Data Schedule.

                  (b)  Reports on Form 8-K.

                  During the fourth quarter of 1994, the Trust and the Corporation filed a Joint Current Report on Form 8-K dated
                  November 16, 1994 reporting the completion of definitive agreements providing for the Reorganization.

                                    SIGNATURE

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         STARWOOD LODGING TRUST
                                         (Registrant)

Date: March 28, 1995                     By:  /s/ Jeffrey C. Lapin
                                              ----------------------
                                              Jeffrey C. Lapin, President

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.


   Signature                          Title                       Date
   ---------                          -----                       ----
/s/ Jeffrey C. Lapin             President, Chief                 March 28, 1995
----------------------------     Operating Officer
                                 and Trustee
                                 (Principal Executive Officer)

   Jeffrey C. Lapin
/s/ Michael W. Mooney            Vice President and               March 28, 1995
----------------------------     Chief Financial Officer
                                 (Principal Financial
                                 and Accounting Officer)

   Michael W. Mooney
/s/ Jonathan Eilian              Trustee                          March 28, 1995
----------------------------
   Jonathan Eilian

/s/ Madison F. Grose             Trustee                          March 28, 1995
----------------------------
   Madison F. Grose

/s/ Earle F. Jones               Trustee                          March 28, 1995
----------------------------
   Earle F. Jones

/s/ Barry S. Sternlicht          Trustee                          March 28, 1995
----------------------------
   Barry S. Sternlicht

                                    SIGNATURE

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  STARWOOD LODGING CORPORATION
                                  (Registrant)

Date: March 28, 1995               By:  /s/ Kevin E. Mallory
                                      ----------------------
                                      Kevin E. Mallory, Executive Vice President

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.


   Signature                             Title                        Date
   ---------                             -----                        ----
 /s/ Kevin E. Mallory            Executive Vice President         March 28, 1995
----------------------------     (Principal Executive Officer)

   Kevin E. Mallory
/s/ Kenneth J. Biehl             Vice President                   March 28, 1995
----------------------------     (Principal Accounting Officer)

   Kenneth J. Biehl
/s/Earle F. Jones                Director                         March 28, 1995
----------------------------
   Earle F. Jones

 /s/ Bruce M. Ford               Director                         March 28, 1995
----------------------------
   Bruce M. Ford

 /s/Graeme W. Henderson          Director                         March 28, 1995
----------------------------
   Graeme W. Henderson

                             STARWOOD LODGING TRUST
                          STARWOOD LODGING CORPORATION

         INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

                        AS OF DECEMBER 31, 1994 AND 1993
               AND FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED
                                DECEMBER 31, 1994

INDEPENDENT AUDITORS' REPORT  ................................................................................  F-1

STARWOOD LODGING TRUST AND STARWOOD LODGING CORPORATION:

         Combined Balance Sheets  ............................................................................  F-2
         Combined Statements of Operations  ..................................................................  F-3
         Combined Statements of Cash Flows  ..................................................................  F-4
         Combined Statements of Shareholders' Equity  ........................................................  F-5

STARWOOD LODGING TRUST:

         Balance Sheets  .....................................................................................  F-6
         Statements of Operations  ...........................................................................  F-7
         Statements of Cash Flows  ...........................................................................  F-8
         Statements of Shareholders' Equity  .................................................................  F-9

STARWOOD LODGING CORPORATION:

         Balance Sheets  ....................................................................................  F-10
         Statements of Operations  ..........................................................................  F-11
         Statements of Cash Flows  ..........................................................................  F-12
         Statements of Shareholders' Deficit  ...............................................................  F-13

NOTES TO FINANCIAL STATEMENTS  ..............................................................................  F-14

SCHEDULES:

         Schedule III- Real Estate and Accumulated Depreciation  ............................................  F-35
         Schedule -IV Mortgage Loans on Real Estate  ........................................................  F-39

INDEPENDENT AUDITORS' REPORT

To the Boards of Trustees and Directors and Shareholders of Starwood Lodging Trust and Starwood Lodging Corporation:

We have audited the accompanying separate and combined financial statements of Starwood Lodging Trust (a Maryland real estate investment trust) (the "Trust") and Starwood Lodging Corporation (a Maryland corporation) and its subsidiaries (the "Corporation"), collectively the "Companies", as of December 31, 1994 and 1993, and for each of the three years in the period ended December 31, 1994, listed in the foregoing index to financial statements and financial statement schedules. Our audits also included the financial statement schedules listed in the foregoing index to financial statements and financial statement schedules. These financial statements and financial statement schedules are the responsibility of the Trust's, the Corporation's and the Companies' managements. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

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

In our opinion, such separate and combined financial statements present fairly, in all material respects, the financial position of the Companies and the financial position of the Trust and the Corporation at December 31, 1994 and 1993, and the respective results of their operations and their cash flows for each of the three years in the period ended December 31, 1994 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP

Los Angeles, California
March 24, 1995

STARWOOD LODGING TRUST AND STARWOOD LODGING CORPORATION
COMBINED BALANCE SHEETS

                                                                         December 31,            December 31,
                                                                            1994                    1993
                                                                         -------------          -------------
ASSETS

Hotel assets held for sale - net ...............................         $   8,585,000          $  16,631,000
Hotel assets - net .............................................           142,600,000            150,618,000
                                                                         -------------          -------------
                                                                           151,185,000            167,249,000
Mortgage notes receivable - net ................................            14,049,000             11,642,000
Investment in joint venture hotel properties ...................               262,000                281,000
                                                                         -------------          -------------
      Total real estate investments ............................           165,496,000            179,172,000
Cash and cash equivalents ......................................             5,065,000              5,652,000
Accounts receivable ............................................             4,040,000              4,360,000
Notes receivable - net .........................................             1,627,000              1,717,000
Inventories, prepaid expenses and other assets .................             7,727,000              4,451,000
                                                                         -------------          -------------
                                                                         $ 183,955,000          $ 195,352,000
                                                                         =============          =============
LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
Secured notes payable and revolving line of credit..............         $ 113,896,000          $ 128,802,000
Mortgage and other notes payable ...............................            46,586,000             42,084,000
Accounts payable and other liabilities .........................            14,765,000             11,140,000
                                                                         -------------          -------------
                                                                           175,247,000            182,026,000
                                                                         -------------          -------------
Commitments and contingencies

SHAREHOLDERS' EQUITY
Trust shares of beneficial interest,
    $1.00 par value; authorized
    30,000,000 shares; outstanding
    12,132,948 shares ..........................................            12,133,000             12,133,000
Corporation common stock, $0.10 par
    value; authorized 30,000,000 shares;
    outstanding 12,132,948 shares ..............................             1,213,000              1,213,000
Additional paid-in capital .....................................           210,251,000            210,497,000
Share purchase notes ...........................................                                     (291,000)
Accumulated deficit ............................................          (214,889,000)          (210,226,000)
                                                                         -------------          -------------
                                                                             8,708,000             13,326,000
                                                                         -------------          -------------
                                                                         $ 183,955,000          $ 195,352,000
                                                                         =============          =============

See accompanying notes to financial statements.

STARWOOD LODGING TRUST AND STARWOOD LODGING CORPORATION
COMBINED STATEMENTS OF OPERATIONS


                                                                                           Years Ended December 31,
                                                                         ------------------------------------------------------
                                                                              1994                 1993                1992
                                                                         ------------         ------------         ------------
REVENUE
Hotel .........................................................          $ 82,668,000         $ 86,903,000         $ 88,812,000
Gaming ........................................................            27,981,000           27,505,000           26,150,000
Interest from mortgage and other notes ........................             1,554,000            1,412,000            1,348,000
Management fees and other income ..............................               411,000              475,000            1,186,000
Rents from leased hotel properties
   and income from joint ventures .............................               927,000              839,000              947,000
Gain (loss) on sales of hotel assets ..........................               456,000               21,000             (787,000)
                                                                         ------------         ------------         ------------
                                                                          113,997,000          117,155,000          117,656,000
                                                                         ------------         ------------         ------------

EXPENSES
Hotel operations ..............................................            60,829,000           68,132,000           68,620,000
Gaming operations .............................................            24,454,000           24,055,000           23,699,000
Interest ......................................................            17,606,000           15,187,000           14,208,000
Depreciation and amortization .................................             8,161,000            9,232,000           10,196,000
Administrative and operating ..................................             4,203,000            4,729,000            6,177,000
Loan restructuring costs ......................................                                                      10,892,000
Shareholder litigation ........................................             2,648,000              483,000              188,000
Provision for losses ..........................................               759,000            2,369,000            3,419,000
                                                                         ------------         ------------         ------------
                                                                          118,660,000          124,187,000          137,399,000
                                                                         ------------         ------------         ------------
                                        NET LOSS ..............          $ (4,663,000)        $ (7,032,000)        $(19,743,000)
                                                                         ============         ============         ============

                       NET LOSS PER PAIRED SHARE ..............          $      (0.38)        $      (0.58)        $      (1.63)


See accompanying notes to financial statements.

STARWOOD LODGING TRUST AND STARWOOD LODGING CORPORATION
COMBINED STATEMENTS OF CASH FLOWS


                                                                                            Years Ended December 31,
                                                                           -------------------------------------------------------
                                                                               1994                 1993                  1992
                                                                           ------------          -----------          ------------

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss .........................................................         $ (4,663,000)         $(7,032,000)         $(19,743,000)
Adjustments to reconcile net loss to net cash
  provided by (used in) operating activities:
  Depreciation and amortization ..................................            8,161,000            9,232,000            10,196,000
  Deferred interest ..............................................            3,610,000            3,287,000
  (Gain) loss on sales of hotel assets ...........................             (456,000)             (21,000)              787,000
  Provision for investment losses ................................              759,000            2,369,000             3,419,000
Changes in assets and liabilities:
  Accounts receivable, inventories
    and prepaid expenses .........................................              (86,000)           2,118,000                14,000
  Accounts payable and other liabilities .........................            1,568,000           (4,421,000)           10,017,000
                                                                           ------------          -----------          ------------
       Net cash provided by (used in)
       operating activities ......................................            8,893,000            5,532,000             4,690,000
                                                                           ------------          -----------          ------------

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to hotel assets ........................................           (2,941,000)          (6,577,000)           (2,990,000)
Net proceeds from sales of assets ................................           12,536,000            6,130,000               488,000
Increase in notes receivable .....................................           (6,270,000)          (1,985,000)
Principal received on notes receivable ...........................            2,451,000              409,000             1,006,000
Reorganization costs .............................................           (1,287,000)
Other intangible assets ..........................................                                   (47,000)              (18,000)
Acquisition of minority interest/hotels ..........................                                (1,575,000)
                                                                           ------------          -----------          ------------
       Net cash provided by (used in)
       investing activities ......................................            4,489,000           (3,645,000)           (1,514,000)
                                                                           ------------          -----------          ------------

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on mortgage and
  other notes payable ............................................           (1,498,000)          (1,666,000)           (1,146,000)
Borrowings under mortgage and other notes ........................            6,000,000              632,000
Principal payments on secured notes payable and
  revolving line of credit .......................................          (18,516,000)          (5,695,000)
Payments to minority shareholders ................................                                   (28,000)             (111,000)
Principal received on share purchase notes .......................               45,000                5,000                 2,000
                                                                           ------------          -----------          ------------
       Net cash provided by (used in) financing
       activities ................................................          (13,969,000)          (6,752,000)           (1,255,000)
                                                                           ------------          -----------          ------------

 INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS ...........................................             (587,000)          (4,865,000)            1,921,000
 CASH AND CASH EQUIVALENTS
  AT BEGINNING OF YEAR ...........................................            5,652,000           10,517,000             8,596,000
                                                                           ------------          -----------          ------------
 CASH AND CASH EQUIVALENTS
  AT END OF YEAR .................................................         $  5,065,000          $ 5,652,000          $ 10,517,000
                                                                           ============          ===========          ============


See accompanying notes to financial statements.

 STARWOOD LODGING TRUST AND STARWOOD LODGING CORPORATION
 COMBINED STATEMENTS OF SHAREHOLDERS' EQUITY

                                        Trust Shares
                                             of        Corporation     Additional       Share                           Total
                                         Beneficial       Common       Paid - in      Purchase     Accumulated      Shareholders'
                                          Interest        Stock         Capital         Notes        Deficit            Equity
                                        -----------    ----------    ------------    ---------    -------------    --------------
Balance January 1, 1992 .............   $12,133,000    $1,213,000    $210,673,000    $(485,000)   $(183,451,000)   $ 40,083,000
    Principal payments and reductions
       of share purchase notes ......                                                   11,000                           11,000
    Net loss ........................                                                               (19,743,000)    (19,743,000)
                                        -----------    ----------    ------------    ---------    -------------    ------------
Balance December 31, 1992 ...........    12,133,000     1,213,000     210,673,000     (474,000)    (203,194,000)     20,351,000
    Principal payments and reductions
      of share purchase notes .......                                    (176,000)     183,000                            7,000
    Net loss ........................                                                                (7,032,000)     (7,032,000)
                                        -----------    ----------    ------------    ---------    -------------    ------------
Balance December 31, 1993 ...........    12,133,000     1,213,000     210,497,000     (291,000)    (210,226,000)     13,326,000
    Principal payments and reductions
       of share purchase notes ......                                    (246,000)     291,000                           45,000
    Net loss ........................                                                                (4,663,000)     (4,663,000)
                                        -----------    ----------    ------------    ---------    -------------    ------------
Balance December 31, 1994 ...........   $12,133,000    $1,213,000    $210,251,000    $       0    $(214,889,000)   $  8,708,000
                                        ===========    ==========    ============    =========    =============    ============



See accompanying notes to financial statements.

STARWOOD LODGING TRUST
BALANCE SHEETS

                                              December 31,    December 31,
                                                  1994            1993
                                              -------------   -------------
ASSETS

Hotel assets held for sale - net ...........  $   8,281,000   $  15,699,000
Hotel assets - net .........................    108,428,000     114,219,000
                                              -------------   -------------
                                                116,709,000     129,918,000

Mortgage notes receivable - net ............     14,049,000      11,642,000
Investment in joint venture hotel properties        240,000         276,000
                                              -------------   -------------
      Total real estate investments ........    130,998,000     141,836,000
Cash and cash equivalents ..................        255,000         918,000
Accounts receivable ........................        698,000       1,011,000
Notes receivable - Corporation .............     26,916,000      87,486,000
Notes receivable - net .....................      1,004,000       1,025,000
Prepaid expenses and other assets ..........      2,374,000         569,000
                                              -------------   -------------
                                              $ 162,245,000   $ 232,845,000
                                              =============   =============

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
Secured notes payable and revolving line of
credit .....................................  $ 113,896,000   $ 128,802,000
Mortgage and other notes payable ...........     32,838,000      27,724,000
Accounts payable and other liabilities .....      5,061,000       4,114,000
                                              -------------   -------------
                                                151,795,000     160,640,000
                                              -------------   -------------

 Commitments and contingencies

SHAREHOLDERS' EQUITY
Trust shares of beneficial interest,
   $1.00 par value; authorized
   30,000,000 shares; outstanding
   12,132,948 shares .......................     12,133,000      12,133,000
Additional paid-in capital .................    146,059,000     204,640,000
Share purchase notes .......................                       (291,000)
Accumulated deficit ........................   (147,742,000)   (144,277,000)
                                              -------------   -------------
                                                 10,450,000      72,205,000
                                              -------------   -------------
                                              $ 162,245,000   $ 232,845,000
                                              =============   =============


See accompanying notes to financial statements.

STARWOOD LODGING TRUST
STATEMENTS OF OPERATIONS

                                                           Years Ended December 31,
                                                 ---------------------------------------
                                                     1994          1993           1992
                                                 -----------   -----------   -----------
REVENUE

Rents from Corporation ........................  $16,906,000   $16,481,000   $21,177,000
Interest from Corporation .....................    1,730,000     1,534,000     4,123,000
Interest from mortgage and other notes ........    1,512,000     1,288,000     1,101,000
Rents from other leased hotel properties
   and income from joint ventures .............      927,000       839,000       947,000
Other income ..................................      164,000       253,000       227,000
Gain (loss) on sales of hotel assets ..........      432,000       (53,000)     (791,000)
                                                 -----------   -----------   -----------
                                                  21,671,000    20,342,000    26,784,000
                                                 -----------   -----------   -----------

EXPENSES

Interest ......................................   16,265,000    14,020,000    12,959,000
Depreciation and amortization .................    5,205,000     5,630,000     6,794,000
Administrative and operating ..................    1,583,000     1,948,000     2,350,000
Shareholder litigation ........................    1,324,000       264,000       188,000
Loan restructuring costs ......................                               10,892,000
Provision for losses ..........................      759,000     2,369,000     3,419,000
                                                 -----------   -----------   -----------
                                                  25,136,000    24,231,000    36,602,000
                                                 -----------   -----------   -----------
                                       NET LOSS  $(3,465,000)  $(3,889,000)  $(9,818,000)
                                                 ===========   ===========   ===========

                             NET LOSS PER SHARE  $     (0.28)  $     (0.32)  $     (0.81)

See accompanying notes to financial statements.

STARWOOD LODGING TRUST
STATEMENTS OF CASH FLOWS

                                                             Years Ended December 31,
                                                   -----------------------------------------
                                                        1994          1993            1992
                                                   ------------   -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss ........................................  $ (3,465,000)  $(3,889,000)   $(9,818,000)
Adjustments to reconcile net loss to net cash
  provided by (used in) operating activities:
  Depreciation and amortization .................     5,205,000     5,630,000      6,794,000
  Deferred interest .............................     3,610,000     2,243,000
  (Gain)/loss on sales of hotel assets ..........      (432,000)       53,000        791,000
  Provision for losses ..........................       759,000     2,369,000      3,419,000
Changes in operating assets and liabilities:
  Rent and interest receivable - Corporation ....    (1,730,000)   (1,519,000)    (8,238,000)
  Accounts receivable and prepaid expenses ......       (54,000)    1,037,000        115,000
  Accounts payable and other liabilities ........       562,000    (2,788,000)     9,710,000
                                                   ------------   -----------    -----------
       Net cash provided by (used in)
       operating activities .....................     4,455,000     3,136,000      2,773,000
                                                   ------------   -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES

Additions to hotel assets .......................    (2,270,000)   (1,372,000)    (1,700,000)
Net proceeds from sales of assets ...............    11,719,000     5,360,000        189,000
Increase in mortgage notes receivable ...........    (6,270,000)   (1,985,000)
Principal received on mortgage
  and other notes receivable ....................     2,382,000       353,000        957,000
Reorganization costs ............................    (1,287,000)
Other intangible assets .........................                                    (18,000)
Net changes in notes receivable - Corporation ...     3,965,000     1,693,000        411,000
Acquisition of minority interest ................                  (1,575,000)
       Net cash provided by (used in)
       investing activities .....................     8,239,000     2,474,000       (161,000)
                                                   ------------   -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on mortgage and
  other notes payable ...........................      (886,000)   (1,594,000)      (754,000)
Principal payments on secured notes payable and
  revolving line of credit ......................   (18,516,000)   (5,695,000)
Borrowings under mortgage and other notes payable     6,000,000
Payments to minority shareholders ...............                     (18,000)       (97,000)
Principal received on share purchase notes ......        45,000                        1,000
                                                   ------------   -----------    -----------
       Net cash provided by (used in)
       financing activities .....................   (13,357,000)   (7,307,000)      (850,000)
                                                   ------------   -----------    -----------

INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS ..........................      (663,000)   (1,697,000)     1,762,000
CASH AND CASH EQUIVALENTS
  AT BEGINNING OF YEAR ..........................       918,000     2,615,000        853,000
                                                   ------------   -----------    -----------
CASH AND CASH EQUIVALENTS
  AT END OF YEAR ................................  $    255,000   $   918,000    $ 2,615,000
                                                   ============   ===========    ===========

See accompanying notes to financial statements.

 STARWOOD LODGING TRUST
 STATEMENTS OF SHAREHOLDERS' EQUITY

                                                     Shares of      Additional        Share                            Total
                                                     Beneficial     Paid - in        Purchase      Accumulated     Shareholders'
                                                      Interest       Capital          Notes          Deficit           Equity
                                                    -----------    ------------     ---------     -------------     ------------
Balance January 1, 1992 ........................    $12,133,000    $204,816,000     $(191,000)    $(130,570,000)    $86,188,000
   Principal payments and reductions
       of share purchase notes .................                                        1,000                             1,000
 Net loss ......................................                                                     (9,818,000)     (9,818,000)
                                                    -----------    ------------     ---------     -------------     -----------

Balance December 31, 1992 ......................     12,133,000     204,816,000      (190,000)     (140,388,000)     76,371,000
   Principal payments, reductions and
      transfer of share purchase notes
      from the Corporation-net .................                       (176,000)     (101,000)                         (277,000)
 Net loss ......................................                                                     (3,889,000)     (3,889,000)
                                                    -----------    ------------     ---------     -------------     -----------

Balance December 31, 1993 ......................     12,133,000     204,640,000      (291,000)     (144,277,000)     72,205,000
   Forgiveness of intercompany debt ............                    (58,335,000)                                    (58,335,000)
   Principal payments and reductions
      of share purchase notes...................                       (246,000)      291,000                            45,000
 Net loss ......................................                                                     (3,465,000)     (3,465,000)
                                                    -----------    ------------     ---------     -------------     -----------


Balance December 31, 1994 ......................    $12,133,000    $146,059,000     $       0     $(147,742,000)    $10,450,000
                                                    ===========    ============     =========     =============     ===========

See accompanying notes to financial statements.

STARWOOD LODGING CORPORATION
BALANCE SHEETS

                                                  December 31,     December 31,
                                                      1994             1993
                                                  ------------     ------------
ASSETS

Hotel assets held for sale - net ...............  $    304,000     $    932,000
Hotel assets - net .............................    34,172,000       36,399,000
                                                  ------------     ------------
                                                    34,476,000       37,331,000
Investment in joint venture hotel properties ...        22,000            5,000
                                                  ------------     ------------
      Total real estate investments ............    34,498,000       37,336,000
Cash and cash equivalents ......................     4,810,000        4,734,000
Accounts receivable ............................     3,342,000        3,349,000
Notes receivable ...............................       623,000          692,000
Inventories, prepaid expenses and other assets .     5,353,000        3,882,000
                                                  ------------     ------------
                                                  $ 48,626,000     $ 49,993,000
                                                  ============     ============

LIABILITIES AND SHAREHOLDERS' DEFICIT

LIABILITIES

Mortgage and other notes payable ...............  $ 13,748,000     $ 14,360,000
Notes payable - Trust ..........................    26,916,000       87,486,000
Accounts payable and other liabilities .........     9,704,000        7,026,000
                                                  ------------     ------------
                                                    50,368,000      108,872,000
                                                  ------------     ------------

Commitments and contingencies

SHAREHOLDERS' DEFICIT
Corporation common stock, $0.10 par
  value; authorized 30,000,000 shares;
  outstanding 12,132,948 shares ................     1,213,000        1,213,000
Additional paid-in capital .....................    64,192,000        5,857,000
Accumulated deficit ............................   (67,147,000)     (65,949,000)
                                                  ------------     ------------
                                                    (1,742,000)     (58,879,000)
                                                  ------------     ------------
                                                  $ 48,626,000     $ 49,993,000
                                                  ============     ============

See accompanying notes to financial statements.

STARWOOD LODGING CORPORATION
STATEMENTS OF OPERATIONS

                                                             Years Ended December 31,
                                                  ------------------------------------------
                                                       1994           1993           1992
                                                  ------------   ------------   ------------
REVENUE

Hotel ..........................................  $ 82,668,000   $ 86,903,000   $ 88,812,000
Gaming .........................................    27,981,000     27,505,000     26,150,000
Interest from notes receivable .................        42,000        124,000        247,000
Management fees and other income ...............       247,000        222,000        959,000
Gain (loss) on sales of hotel assets ...........        24,000         74,000          4,000
                                                  ------------   ------------   ------------
                                                   110,962,000    114,828,000    116,172,000
                                                  ------------   ------------   ------------

EXPENSES

Hotel operations ...............................    60,829,000     68,132,000     68,620,000
Gaming operations ..............................    24,454,000     24,055,000     23,699,000
Rent - Trust ...................................    16,906,000     16,481,000     21,177,000
Interest - Trust ...............................     1,730,000      1,534,000      4,123,000
Interest - other ...............................     1,341,000      1,167,000      1,249,000
Depreciation and amortization ..................     2,956,000      3,602,000      3,402,000
Administrative and operating ...................     2,620,000      2,781,000      3,827,000
Shareholder litigation .........................     1,324,000        219,000
                                                  ------------   ------------   ------------
                                                   112,160,000    117,971,000    126,097,000
                                                  ------------   ------------   ------------
                                        NET LOSS  $ (1,198,000)  $ (3,143,000)  $ (9,925,000)
                                                  ============   ============   ============

                              NET LOSS PER SHARE  $      (0.10)  $      (0.26)  $      (0.82)

See accompanying notes to financial statements.

STARWOOD LODGING CORPORATION
STATEMENTS OF CASH FLOWS

                                                          Years Ended December 31,
                                               ---------------------------------------
                                                   1994          1993           1992
                                               -----------   -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss ....................................  $(1,198,000)  $(3,143,000)  $(9,925,000)
Adjustments to reconcile net loss to net cash
  provided by (used in) operating activities:
  Depreciation and amortization .............    2,956,000     3,602,000     3,402,000
  Deferred interest .........................                  1,044,000
  Gain on sales of hotel assets .............      (24,000)      (74,000)       (4,000)
Changes in operating assets and liabilities:

  Accounts receivable, inventories
    and prepaid expenses ....................      (32,000)    1,081,000      (101,000)
  Rent and  interest payable - Trust ........    1,730,000     1,519,000     8,238,000
  Accounts payable and other liabilities ....    1,006,000    (1,633,000)      307,000
                                               -----------   -----------   -----------
      Net cash provided by (used in)
        operating activities ................    4,438,000     2,396,000     1,917,000
                                               -----------   -----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES

Additions to hotel assets ...................     (671,000)   (5,205,000)   (1,290,000)
Net proceeds from sales of hotel assets .....      817,000       770,000       299,000
Increase in other assets ....................                    (47,000)
Principal received on notes receivable ......       69,000        56,000        49,000
                                               -----------   -----------   -----------
      Net cash provided by (used in)
        investing activities ................      215,000    (4,426,000)     (942,000)
                                               -----------   -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES

Net change in notes payable - Trust .........   (3,965,000)   (1,693,000)     (411,000)
Principal payments on mortgage and
  other notes payable .......................     (612,000)      (72,000)     (392,000)
Borrowings under mortgage and other notes ...                    632,000
Payments to minority shareholders ...........                    (10,000)      (14,000)
Principal received on share purchase notes ..                      5,000         1,000
                                               -----------   -----------   -----------
      Net cash provided by (used in)
        financing activities ................   (4,577,000)   (1,138,000)     (816,000)
                                               -----------   -----------   -----------


INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS ......................       76,000    (3,168,000)      159,000
CASH AND CASH EQUIVALENTS
  AT BEGINNING OF YEAR ......................    4,734,000     7,902,000     7,743,000
                                               -----------   -----------   -----------
CASH AND CASH EQUIVALENTS
  AT END OF YEAR ............................  $ 4,810,000   $ 4,734,000   $ 7,902,000
                                               ===========   ===========   ===========

See accompanying notes to financial statements.

STARWOOD LODGING CORPORATION
STATEMENTS OF SHAREHOLDERS' DEFICIT

                                                                  Additional      Share                          Total
                                                      Common      Paid - in     Purchase      Accumulated    Shareholders'
                                                      Stock        Capital        Notes         Deficit         Deficit
                                                    ----------   -----------    --------     ------------    -------------
Balance January 1, 1992                             $1,213,000   $ 5,857,000    $(17,000)    $(52,881,000)   $(45,828,000)
   Principal payments and reductions
      of share purchase notes ..................                                   1,000                            1,000
   Net loss ....................................                                               (9,925,000)     (9,925,000)
                                                    ----------   -----------    --------     ------------    ------------

Balance December 31, 1992 ......................     1,213,000     5,857,000     (16,000)     (62,806,000)    (55,752,000)
   Principal payments, reductions and
     transfer of share purchase notes
     to the Trust ..............................                                  16,000                           16,000
   Net loss ....................................                                               (3,143,000)     (3,143,000)
                                                    ----------   -----------    --------     ------------    ------------

Balance December 31, 1993 ......................     1,213,000     5,857,000           0      (65,949,000)    (58,879,000)
   Forgiveness of intercompany debt ............                  58,335,000                                   58,335,000
   Net loss ....................................                                               (1,198,000)     (1,198,000)
                                                    ----------   -----------    --------     ------------    ------------

Balance December 31, 1994 ......................    $1,213,000   $64,192,000    $      0     $(67,147,000)   $ (1,742,000)
                                                    ==========   ===========    ========     ============    ============

See accompanying notes to financial statements.

                             STARWOOD LODGING TRUST
                        AND STARWOOD LODGING CORPORATION

                          NOTES TO FINANCIAL STATEMENTS

1. Organization and Summary of Significant Accounting Policies.

General

         The accompanying financial statements include the accounts of Starwood Lodging Trust (the "Trust"), formerly Hotel Investors Trust, and Starwood Lodging Corporation and its subsidiaries (the "Corporation"), formerly Hotel Investors Corporation. The Trust was formed as a real estate investment trust ("REIT") under the Internal Revenue Code in 1969. In 1980, the Trust formed the Corporation and made a distribution to the Trust's shareholders of one share of common stock of the Corporation for each share of beneficial interest of the Trust. The shares of the Trust and the shares of the Corporation are paired on a one-for-one basis, and can only be transferred in units ("Paired Shares") consisting of the same number of shares of the Trust and of the Corporation.

         The combined financial statements include the accounts of the Trust and the Corporation (the "Companies"). All material intercompany balances and transactions have been eliminated in the combined and separate consolidated financial statements. The intercompany balances and transactions which have been eliminated in arriving at the combined balance sheets and combined statements of operations include the elimination of notes receivable from the Corporation recorded on the Trust's balance sheets, and the related notes payable to the Trust recorded on the Corporation's balance sheets. Rent and interest income recorded on the Trust's statements of operations are eliminated against the related rent and interest expense on the Corporation's statements of operations.

         The Companies own and operate hotels located throughout the United States and two hotel/casinos in Las Vegas, Nevada. The hotels range in size from 90 to 445 rooms and offer services to both business and transient travelers.

Hotel assets

         Hotel assets are stated at the lower of cost or the amounts described below and are depreciated using straight-line and declining-balance methods over estimated useful lives of five to forty years for buildings and improvements and three to twelve years for furniture, fixtures and equipment. Amounts allocated to leasehold interests are amortized using the straight-line method over lease terms of ten to forty years.

         The Trust and the Corporation estimate the fair values of each of their hotel assets on a quarterly basis. For hotel assets not held for sale, the expected undiscounted future cash flows of the assets (generally over a five-year period), on a hotel-by-hotel basis, are compared to the net book values of the assets. If the expected undiscounted future cash flows are less than the net book value of the assets, the excess of the net book value over the estimated fair value is charged to current earnings. When it is the opinion of management that the fair value of a hotel which has been identified for sale is less than the net book value of the hotel, a reserve for losses is established. Fair value is determined based upon discounted cash flows of the properties at rates (11.0% to 14.5%) deemed reasonable for the type of property and prevailing market conditions, appraisals and, if appropriate, current estimated net sales proceeds from pending offers. A gain or loss is recorded to the extent the amounts ultimately received differ from the adjusted book values of the hotel assets. Gains on sales of hotel assets are recognized at the time the hotel assets are sold provided there is reasonable assurance of the collectability of the sales price and any future activities to be performed by the Companies relating to the hotel assets sold are insignificant. Losses on sales of hotel assets are recognized at the time the hotel assets are sold.

A summary of hotel assets at December 31, 1994 and 1993 is as follows (in thousands):

                                   Trust               Corporation
                          ---------------------   -------------------
                             1994         1993      1994       1993
                             ----         ----      ----       ----
Land and leasehold
interests in land ......  $  41,184   $  47,204   $ 13,796   $ 15,378

Buildings and
improvements ...........    122,300     148,460     22,315     22,545

Furniture, fixtures and
equipment ..............     25,124      28,506     15,630     16,867

Accumulated depreciation
and amortization .......    (48,699)    (51,487)   (16,877)   (14,828)
Reserve for losses .....    (23,200)    (42,765)      (388)    (2,631)
                          ---------   ---------   --------   --------
    Hotel assets - net .  $ 116,709   $ 129,918   $ 34,476   $ 37,331
                          =========   =========   ========   ========


Mortgage notes receivable

         If a loan becomes delinquent or upon the occurrence of other events it becomes known that the collectability of a specific loan is uncertain, interest income is no longer accrued and an allowance for loss is established based upon an analysis of the net realizable value of the underlying property collateralizing the loan.

Provision for losses

Provision for losses for the years ended December 31, 1994, 1993 and 1992 are as follows:


              Trust                             1994                1993                1992
--------------------------                   ---------          -----------         -----------
Hotel assets                                 $ 439,000          $ 2,369,000         $ 3,196,000
Mortgage notes receivable                      320,000                                  223,000
                                             ---------          -----------         -----------
                                             $ 759,000          $ 2,369,000         $ 3,419,000
                                             =========          ===========         ===========

Statements of cash flows

         Cash and cash equivalents are defined as cash on hand and in banks plus all short-term investments with a maturity, at the date of purchase, of three months or less.

         Interest paid in cash by the Trust in the years ended December 31, 1994, 1993, and 1992 was $12,736,000, $13,205,000 and $12,992,000, respectively.

         Interest paid in cash by the Corporation in the years ended December 31, 1994, 1993, and 1992 was $1,342,000, $140,000 and $1,536,000, respectively.

         The Corporation deferred interest of $1,730,000, $1,519,000 and $1,667,000 on its intercompany debt with the Trust in the years ended December 31, 1994, 1993, and 1992 respectively.

         In December 1993, the Corporation transferred $278,000 of share purchase loans to the Trust and reduced notes payable - Trust.

         During 1993, $4,032,000 of accrued loan restructuring costs (included in accounts payable and other liabilities at December 31, 1992) was added to the loan balance of the secured notes payable and revolving line of credit.

         During 1994, outstanding share purchase notes of $246,000 were canceled and charged to additional paid-in capital. Paired Shares which secured the portion of the principal canceled on the original notes were returned to the Companies.

         In December 1994, the Trust forgave $58,335,000 of notes payable to the Trust by the Corporation and its subsidiaries. Because of the common ownership of the Trust and the Corporation, the Trust charged the amount of debt forgiven and the Corporation credited such amount to additional paid-in capital of the Trust and Corporation, respectively.

Inventories

         Inventories are stated at the lower of cost or market with cost determined on a first-in, first-out basis.

Organization Costs

         Organization costs related to the formation of each of the Partnerships in the amount of $1,672,000 for the Trust and $1,672,000 for the Corporation are included in inventories, prepaid expenses and other assets and will be amortized over a five-year period beginning in January 1995. (See Note 12.)

Gaming revenue

         Gaming revenue relates to the two hotel/casinos and includes the net win from gaming activities, as well as room, food, beverage and other revenues, net of promotional allowances.

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

         Fixed rate mortgage notes receivable of $14,049,000 for the Trust at December 31, 1994 have a fair value of $13,488,000 as estimated based upon debt with similar terms and maturities. The carrying value of fixed rate mortgage notes receivable at December 31, 1993 approximated their fair value as their interest rates approximated rates available for similar transactions at that date.

         The carrying value of the secured notes payable and revolving line of credit approximate fair value as the related interest rates are variable.

         Fixed rate notes payable with carrying values of $32,838,000 and $13,748,000 for the Trust and Corporation, respectively, at December 31, 1994 have a fair value of $34,442,000 and $11,648,000 as estimated based on debt with similar terms and maturities. Fixed rate notes payable with carrying values of $27,724,000 and $14,360,000 for the Trust and Corporation, respectively, at December 31, 1993 had a fair value of $28,507,000 and $13,110,000 as estimated based on debt with similar terms and maturities

Income taxes

         The Trust and the Corporation adopted Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes", effective January 1, 1993. This Statement supersedes Accounting Principles

Board Opinion No. 11 which the Trust and the Corporation had previously applied. The adoption of SFAS No. 109 did not have a material effect on the financial statements of the Trust or the Corporation.

         The Trust was taxed as a REIT beginning in 1969 through and including its taxable year ended December 31, 1990. During 1994, the Trust discovered that it may not have qualified as a REIT in 1991 through 1994 due to its failure to comply with certain procedural requirements of the Internal Revenue Code. The Trust requested and received a letter from the Internal Revenue Service providing that the Trust's election to be taxed as a REIT terminated beginning with the Trust's taxable year ended December 31, 1991 and permitting the Trust to re-elect to be taxed as a REIT commencing with its taxable year ending December 31, 1995. The Trust intends to elect to be taxed as a REIT, commencing with its taxable year ending December 31, 1995. Because the Trust had net losses for income tax purposes in 1991 through 1994, the Trust does not owe any federal income tax for such years.

         Components of deferred income taxes as of December 31, 1994 and 1993 are as follows:

                                                       1994                          1993
                                            ---------------------------   ---------------------------
                                                Trust       Corporation       Trust       Corporation
                                            ------------   ------------   ------------   ------------
Deferred income tax assets:
   Operating loss carryforwards ..........  $ 28,910,000                  $ 10,018,000   $ 19,740,000
   Losses from investments in partnerships                 $  2,133,000                     1,659,000
   Property and equipment ................     3,041,000                     6,586,000      1,224,000
   Other .................................       476,000        492,000                       162,000
                                            ------------   ------------   ------------   ------------
   Total deferred income tax assets ......    32,427,000      2,625,000     16,604,000     22,785,000
                                            ------------   ------------   ------------   ------------
   Valuation allowance ...................   (32,427,000)    (2,625,000)   (16,604,000)   (22,785,000)
                                            ------------   ------------   ------------   ------------
    Net deferred income tax                 $         --   $         --   $         --   $         --
                                            ============   ============   ============   ============


         Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and income tax purposes and operating loss and tax credit carryforwards. A valuation allowance is recorded if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred income tax asset will not be realized.

         As of December 31, 1994, the Trust had net operating loss carryforwards for federal income tax purposes of approximately $82,600,000 which expire in various years beginning in 2006 through 2009.

Loan restructuring costs

         Management of the Trust concluded that the debt restructuring discussed in Note 2 represented a "troubled debt restructuring" as defined under generally accepted accounting principles, and accordingly, all restructuring costs have been expensed as incurred. The Trust expensed loan restructuring costs of $10,892,000 in the year ended December 31, 1992. In 1993, upon execution of the definitive debt restructuring agreement, $700,000 was paid by the Trust to the certain institutional lenders and $4,032,000 was added to the loan balance under the terms of a credit agreement for restructuring costs due the institutional lenders for legal and other experts. Previously accrued restructuring costs of $778,000 and $3,152,000 were paid during the years ended December 31, 1994 and 1993, respectively. At December 31, 1994, $1,895,000 of accrued loan structuring costs are included in accounts payable and other liabilities.

Net loss per share

         Net loss per share is based on the weighted average number of common and common equivalent shares outstanding during the year which is on a Paired Share basis for purposes of the combined financial statements. Outstanding options and warrants are included as common equivalent shares using the treasury stock method when the effect is dilutive. The weighted average number of shares and Paired Shares used in determining net loss per share and per Paired Share was 12,132,948 for the years ended December 31, 1994, 1993 and 1992.

Reclassifications

         Certain reclassifications have been made to the 1993 and 1992 financial statements to conform with the 1994 financial statement presentation.

2.       Senior Notes Payable and Revolving Line of Credit and Debt
         Restructuring.

         As of March 31, 1991, the Trust was in default under the Trust's line of credit and the senior note agreements due to the Trust's failure to comply with certain financial covenants and to collect certain rents from the Corporation. As a result of such defaults, upon the April 30, 1991 expiration of the revolving line of credit provided by the Trust's line of credit, the five-year secured term loan originally contemplated by the Trust's line of credit was not made available to the Trust, and the entire amount of borrowings then outstanding under the Trust's line of credit was deemed due and payable.

Debt Restructuring - Effective January 28, 1993, the Trust executed a definitive credit agreement (as subsequently amended, the "Credit Agreement") that restructured the Trust's then outstanding borrowings from two banks (the "Banks") and three insurance companies (together with the Banks, the "Institutional Lenders") as a $12,500,000 revolving line of credit with one of the Banks (the "Revolving Line of Credit") and a $115,723,000 term loan (the "Term Loan", and together with the Revolving Line of Credit, the "Senior Debt").

         The terms of the Credit Agreement required that the debt restructuring take place in three phases, the first two of which were completed in 1993. At the first closing (the "First Closing"), effective January 28, 1993, the Institutional Lenders were granted or assigned for security direct and indirect liens on and security interests in substantially all of the assets of the Trust and the Corporation (other than the assets held by United States Equity & Mortgage Trust, the Trust's 95%-owned subsidiary ("U.S. Equity")).

         At the First Closing, the Trust and the Corporation also entered into a warrant agreement (as amended, the "Warrant Agreement") that originally provided that the Trust and the Corporation (or, if the merger of the Trust and the Corporation described below (the "Merger") occurs, the surviving company) would issue to the Institutional Lenders at the Third Closing (as defined below) 10-year warrants (the "Warrants") to purchase that number of shares equal to 9.9% (or if the Merger has occurred; 15%) of the Paired Shares then outstanding at an exercise price of $.625 per share.

         The second closing under the Credit Agreement (the "Second Closing") was held on March 29, 1993 at which time the Trust acquired all of the assets of U.S. Equity for $1,575,000 eliminating the minority interest of $676,000 and increasing hotel assets by $899,000. At the Second Closing, the Institutional Lenders were granted liens on and security interests in the five hotels and substantially all of the other assets formerly owned by U.S. Equity and acquired by the Trust.

         At an interim closing held on February 28, 1994 (the "Interim Closing"), the Credit Agreement was amended to, among other things, collaterally assign to the Institutional Lenders security interests in and liens on substantially all of the intercompany leases and the monies received by the Corporation in connection with the operation of those hotels, and the Warrant Agreement was amended to provide for the immediate issuance to the Institutional Lenders of Warrants for an aggregate of 1,333,143 Paired Shares at the exercise price originally provided for in the Warrant Agreement. On August 31, 1994, one-third of the Warrants were canceled as a result of the Trust's cumulative principal payments in excess of $13,000,000.

         Interest on the principal amounts outstanding under the Credit Agreement notes was originally at a stated rate of prime plus 2%. However, because the Merger had not occurred on or prior to the 300th day after the First Closing, the stated interest rate was increased to prime plus 3% from November 24, 1993 until the Merger takes place. The Trust has the option to pay interest at a lesser rate, if applicable, of 8.0% per annum from September 1, 1994 through August 31, 1997, and 9.0% per annum from September 1, 1997 through April 30, 1998, with the difference between the interest accrued and the interest paid being added monthly to the principal amount of the

Restructured Debt. The related weighted average interest rate on borrowings outstanding as of December 31, 1994 and 1993 was 11.5% and 9%, respectively.

         The Credit Agreement requires the Companies to maintain a specified minimum adjusted net worth and a specified minimum ratio of cash to cash interest plus capital expenditures, as defined. At December 31, 1994 the Trust was in compliance with these covenants. In addition, the Credit Agreement contains covenants that restrict, among other things, the Trust's ability to acquire or dispose of assets, to make investments and to incur additional indebtedness, and that prohibit the payment of distributions to shareholders.

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

         Subsequent to the Reorganization, (see Note 12) all amounts outstanding under the Credit Agreement were repaid with the proceeds from the New Credit Agreement.

3.       Hotel Sales and Reserve for Losses.

         During the year ended December 31, 1992, the Trust and the Corporation sold their interests in three hotel assets, the Days Inn Texas Stadium, Irving, Texas, the Best Western Merrimack Inn, Merrimack, New Hampshire and the Days Inn, Spartanburg, South Carolina. The Irving property was sold in March 1992 for $1,950,000, consisting of $172,000 in net cash proceeds and a $1,650,000 promissory note secured by the hotel. The Merrimack property was sold for $1,800,000, consisting of $259,000 in net cash proceeds and a $1,440,000 promissory note secured by the hotel. The Spartanburg property was sold for $875,000, consisting of $57,000 in net cash proceeds and a $775,000 promissory note secured by the hotel. The Irving note bears interest at 9% per annum with accrued interest and principal due monthly based on a 30-year amortization schedule, with all unpaid principal and interest due in March 1997. The Merrimack note, which was canceled in December 1994 (see Note 4), bore interest at 9% per annum with accrued interest and principal due monthly based on a 30-year amortization schedule, with all unpaid principal and interest due in July 1997. The Spartanburg note, which was paid off in May 1994, bore interest at 9% per annum with interest and principal due monthly based on a 30-year amortization schedule, with all unpaid principal and interest due in September 1998.

         During 1992, the Trust recognized a loss of $791,000 and the Corporation recognized a gain of $4,000 on sales of hotel assets, including a $91,000 discount recorded by the Trust resulting from the early payoff in 1992 of the mortgage note receivable relating to the Brunswick, Georgia property sold in 1991. In 1992, the Trust recorded a provision for investment losses of $3,196,000 which reflected the deterioration of hotel values located in the Southeast, and the acceptance of offers for the sale of hotels at amounts lower than net book value.

         During the year ended December 31, 1993, the Companies sold their interests in four hotel assets, the Best Western located in Smyrna, Georgia, the Vantage Hotel located in Tucker, Georgia, the Best Western Motor Hotel in Santa Maria, California, and the Ramada Inn-Westport in St. Louis, Missouri. The Smyrna property was sold for an all cash price of $1,600,000. The Tucker property was sold for $2,485,000, consisting of approximately $500,000 in cash and a $1,985,000 promissory note secured by the hotel. The Tucker note bears interest at 9% per annum with accrued interest and principal due monthly based upon a 25-year amortization schedule, with all unpaid principal and interest due in June 1998. The Santa Maria property was sold for an all cash price of $140,000. The St. Louis property was sold for an all cash price of $2,500,000.

         For the year ended December 31, 1993, the Trust recognized a loss of $53,000 and the Corporation recognized a gain of $74,000 on sales of hotel assets. In 1993, the Trust recorded a provision for investment losses of $2,369,000 primarily as a result of the acceptance of offers for the sale of hotels at amounts lower than net book value.

         During the year ended December 31, 1994, the Companies sold their interests in five hotel assets, the Best Western South located in Austin, Texas, the Sheraton Hotel located in New Port Richey, Florida, the Holiday Inn in Brunswick, Georgia, the Holiday Inn in Jacksonville, Florida and the Ramada Inn in Fayetteville, North Carolina. The Austin property was sold pursuant to eminent domain proceedings for the purpose of highway construction to an agency of the State of Texas for an all cash price of $3,594,000. The New Port Richey and Brunswick properties were sold together for $4,306,000, consisting of approximately $1,236,000 in cash and a $3,070,000 promissory note secured by the hotels. The New Port Richey/Brunswick note bears interest at 8% per annum for the first twelve months and 9.25% thereafter, with accrued interest and principal due monthly based upon a 25-year amortization schedule, with all unpaid principal and interest due in August 2001. The Jacksonville property was sold for $3,200,000, consisting of approximately $900,000 in cash and a $2,300,000 promissory note secured by the hotel. The Jacksonville note bears interest at 9% per annum with accrued interest and principal due monthly based upon a 30-year amortization schedule, with all unpaid principal and interest due in December 2001. The Fayetteville property was sold for $1,000,000, consisting of approximately $200,000 in cash and a $800,000 promissory note secured by the hotel. The Fayetteville note bears interest at 9% per annum with accrued interest and principal due monthly based upon a 12-year amortization schedule, with all unpaid principal and interest due in December 2006. In connection with the Reorganization (see Note 12), the Holiday Inn located in Albany, Georgia was sold to Starwood Capital Group, L.P. for an all cash purchase price of $6,000,000. The transaction was accounted for as a financing and Starwood Capital Group, L.P. subsequently contributed the property to the Partnerships. No gain or loss was recorded on the sale.

         For the year ended December 31, 1994, the Trust recognized a gain of $224,000 and the Corporation recognized a gain of $24,000 on sales of hotel assets, including a $55,000 discount recorded by the Trust resulting from the early payoff in 1994 of the mortgage note receivable related to the Spartanburg, South Carolina property sold in 1992. In 1994, the Trust recorded a provision for investment losses of $439,000 primarily as a result of the acceptance of offers for the sale of hotels at amounts lower than net book value.

4.       Mortgage Notes Receivable.

Columbus Best Western North

         In January 1992, in settlement of various disputes between the Trust, the Corporation as the general partner of Columbus Hotel Limited Partnership and its limited partners, and in lieu of foreclosure by the Trust on a $6,127,000 mortgage, ownership of the Columbus Best Western North was transferred to the Trust. The fair value of the hotel assets received by the Trust upon cancellation of its note approximated the net carrying value of the mortgage note receivable at December 31, 1991.

Best Western Merrimack Inn

         In 1992, the Trust sold the Best Western Merrimack Inn in Merrimack, New Hampshire to Orient Investment Limited. In connection with such sale, Orient executed and delivered to the Trust a promissory note (the "Orient Note") in an original principal amount of $1,440,000, secured by a first mortgage on the property. The outstanding principal balance of the Orient Note was due August 1997, and bore interest at 9%.

         During 1994, Orient defaulted on the Orient Note and the Trust accelerated the indebtedness evidenced by the Orient Note. In September 1994, the Trust initiated foreclosure proceedings and recorded a provision for investment losses of $320,000, resulting in a net book value of $983,000. The property was subsequently sold to a third party in December 1994 for net proceeds of $1,191,000 and the Trust recorded a gain on sale of $208,000.

Other

         At December 31, 1991, the Trust held a $223,000 note secured by a second mortgage on a shopping center which was foreclosed upon by the first mortgage holder during the year ended December 31, 1992, resulting in the cancellation of the Trust's second mortgage and the recording of a provision for investment losses.

         At December 31, 1994, in addition to the MHLP notes discussed in Note 5, the Trust held nine promissory notes secured by mortgages. Eight notes ($13,915,000 in aggregate principal amount at December 31, 1994), representing nine hotels, are secured by first mortgages, and one note ($234,000 in aggregate principal amount at December 31, 1994), is secured by a second mortgage. The notes have fixed interest rates ranging from 8% to 11% per annum, and two of the notes (representing three properties) provide for contingent interest based on a percentage of gross revenues of the properties securing such notes. The maturity dates of the notes range from 1996 to 2017. Aggregate principal payments under the mortgage notes receivable due within one year of December 31, 1994 are $256,000. As of December 31, 1994 and 1993, the reserve for investment losses for the mortgage notes receivable amounted to $100,000 and $140,000, respectively.

5.       Milwaukee Marriott Hotel.

         In December 1985, the Trust sold its interest in the Milwaukee Marriott Hotel to Milwaukee Brookfield Limited Partnership ("Brookfield"). In connection with the sale, the Trust received a second mortgage note from Brookfield.

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

         In addition, MHLP entered into an assignment and forbearance agreement with Marriott Corporation ("Marriott"), the franchisor. This agreement, among other things, required MHLP to renovate the hotel to Marriott standards. The renovation was completed in January 1994.

         During 1992, MHLP, Aetna Life Insurance Company ("Aetna"), the holder of the first mortgage on the Milwaukee Marriott (the "Aetna Note"), Marriott, the Trust, the Corporation, and Brookfield and various partners of Brookfield reached agreements arranging financing for the renovation of the Milwaukee Marriott and restructuring of debt for MHLP.

         Effective December 1, 1992, Aetna agreed to defer for the period December 1, 1992 through November 30, 1993, the monthly principal and interest payments on its first mortgage note, which accrues interest at 11.25% per annum, with the deferred interest added to principal monthly. Beginning December 1, 1993, the loan amortizes in equal monthly installments over a period of 17 years at 10% interest per annum until January 1, 1996, at which time all unpaid interest and principal are due, including appreciation interest ("Appreciation Interest") . Appreciation Interest is defined as 50% of the aggregate principal reduction in the Aetna mortgage from December 1, 1993 until the loan is due in full as provided in the agreement. The amount of the Aetna Note outstanding totaled $9,899,000 and $10,017,000 at December 31, 1994 and 1993, respectively.

         Marriott agreed to loan MHLP $750,000 secured by a second deed of trust on the hotel for the purchase of equipment from a Marriott subsidiary. The second mortgage note bore interest at 9% per annum, payable monthly beginning May 31, 1993 through April 30, 1994, at which time fixed monthly payments of principal and interest of approximately $49,000 became due until December 31, 1994, at which time all unpaid interest and principal were due. In 1994, Marriott agreed to extend the note bearing interest at 10% per annum beginning January 1, 1995 at which time fixed monthly payments of principal and interest of approximately $31,000 become due until June 30, 1995, at which time all unpaid interest and principal are due.

         The Trust agreed to loan MHLP $1,000,000 to be used to complete the renovation of the Milwaukee Marriott. The loan is secured by a third deed of trust on the hotel and bears interest at 10.5% per annum, payable monthly. Under certain circumstances as defined in the agreement, interest is deferred and added to the principal of the note monthly. The third mortgage note outstanding totaled $1,225,000 and $1,102,000 as of December 31, 1994 and 1993,
respectively. The Trust may declare due and payable the principal balance and any unpaid accrued interest thereon at any time through the maturity date of the note of January 1, 1996.

         The second mortgage note held by the Trust of $11,000,000 was modified as of December 31, 1992 by adding deferred and previously unpaid interest of $1,667,000 to principal due under the note and converting the note to a fourth mortgage note. Further, $1,607,000 and $1,417,000 of interest at 10.5% per annum for the years ended December 31, 1994 and 1993, respectively, was deferred monthly and added to principal due under the loan. The fourth mortgage note outstanding totaled $15,691,000 and $14,084,000 as of December 31, 1994 and 1993. Interest is payable monthly unless deferred under the provisions of the loan agreement until January 1, 1996, at which time all remaining unpaid interest and principal are due.

         The Corporation agreed to defer and convert to a note up to $250,000 of management fees due under its management agreement with MHLP for a period of up to twelve months commencing with base management fees due after January 1, 1993. The deferred fees bear interest at 9% per annum, which were added to the principal balance of the note through December 1, 1993. Thereafter, the note is due in twelve equal monthly installments of principal and interest commencing on January 1, 1994 at 12% interest per annum. All unpaid interest and principal was due and paid December 1, 1994.

         The $600,000 original loan made by GSI Acquisition Company, L.P., a limited partner of Brookfield, ("GSI"), was modified as of December 31, 1992, by converting deferred and previously unpaid interest of approximately $86,000 to principal. For the years ending December 31, 1994 and 1993 interest at 10.5% per annum was deferred monthly and added to the principal balance, which balance totals $849,000 and $762,000 at December 31, 1994 and 1993, respectively. Thereafter, interest is payable monthly unless deferred under the provisions of the agreement until January 1, 1996, at which time all remaining unpaid interest and principal are due.

         The Trust evaluates the collectability of the notes receivable secured by the Milwaukee Marriott Hotel at the end of each quarter. Factors considered by the Trust in performing the evaluations included the discounted estimated future cash flow (at 11.0%) over a five-year period. The Corporation evaluates the recoverability of the net book value of the property at the end of each quarter. Factors considered by the Corporation in performing the evaluation included the undiscounted estimated future cash flow of the property over a five-year period. Based upon the evaluations no provision for losses was required.

6.       Real Estate Investments and Intercompany Transactions.

         At December 31, 1994, the Trust owned equity interests in twenty-four hotels, including two hotel/casinos. Of that number, eighteen properties were owned in fee, five were held pursuant to long-term leases and one was owned through a 5% general partnership interest in a joint venture that owns the Omaha Marriott Hotel.

         Twenty-one of the Trust's hotels (including the two hotel/casinos) are leased to the Corporation or its subsidiaries. Three hotels have been leased to and are operated by Imperial Hotel Corporation, formerly Vagabond Inns, Inc. The Omaha Marriott Hotel has been leased to an affiliate of the Corporation, and is managed by Marriott pursuant to a long-term management agreement. As of December 31, 1994, five of the hotels leased by the Corporation from the Trust are being managed by third-party operators. The third-party management agreements are generally for three-year terms expiring in 1995, subject to certain cancellation provisions. Base management fees range from 2% to 2-1/2% of gross revenues with incentive management fees based upon hotel profitability.

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

         As of December 31, 1994 and 1993, the Corporation was indebted to the Trust for an aggregate of $26,916,000 and $87,486,000, respectively, (including the MHLP mortgage notes of $16,916,000 and $15,186,000 as of December 31, 1994 and December 31, 1993, respectively - see Note 5). The debt to the Trust bore interest at various rates ranging from 6.5% to 12% at December 31, 1992. Effective January 1, 1993, the Trust and Corporation modified the leases between the Trust and the Corporation to, among other things, adjust the rents payable by the Corporation, and restructured the Corporation's existing borrowings from the Trust to include all outstanding borrowings plus accrued but unpaid rent of $448,000 and interest as of December 31, 1992. The borrowings, were non-interest bearing for the years ended December 31, 1994 and 1993.

         In December 1994, the Trust forgave $58,335,000 of notes receivable payable to the Trust by the Corporation and its subsidiaries. Effective January 1, 1995 the remaining notes, which are due on demand, bear interest at prime plus 2% with interest payable monthly.

         Rents accrued by the Trust from leased hotel properties are summarized as follows (in thousands):

                                                      Years Ended December 31,
                                                   ----------------------------
                                                      1994      1993      1992
                                                   --------  --------  --------
Corporation:
   Minimum                                         $ 14,373  $ 14,184  $ 18,136
   Contingent                                         2,533     2,297     3,041
                                                   --------  --------  --------
                                                     16,906    16,481    21,177
                                                   --------  --------  --------
Other:
   Minimum                                              437       437       437
   Contingent                                           490       402       510
                                                   --------  --------  --------
                                                        927       839       947
                                                   --------  --------  --------
   Total                                            $17,833   $17,320   $22,124
                                                   ========  ========  ========

         Minimum future rents at December 31, 1994 due under non-cancelable operating leases for the years ending December 31 are as follows (in thousands):

                      1995         1996         1997         1998         1999        Thereafter
                    --------     --------     --------     --------      --------      ----------
Corporation .....   $ 12,982     $ 10,342     $ 10,342     $ 10,342      $ 10,342      $ 27,385
Other ...........        437          437          437          426           178           105
                    --------     --------     --------     --------      --------      ----------
Total ...........   $ 13,419     $ 10,779     $ 10,779     $ 10,768      $ 10,520      $ 27,490
                    ========     ========     ========     ========      ========      ==========


         The Corporation is committed under its leases with the Trust to pay the rents payable with respect to seven ground leases which expire in 1997 through 2029, including renewal options. The leases generally provide for a minimum rent plus a percentage of gross revenues of the properties in excess of the minimum rent. Future minimum lease payments under the leases are approximately $319,000 per year through 1999, and $6,960,000 thereafter. The Trust is the primary obligor under the leases; however, the Corporation as lessee/operator of the hotels makes payments under these leases directly to the lessors. Rent expense incurred by the Corporation as a lessee/operator under these leases was $879,000, $854,000 and $787,000, in the years ended December 31, 1994, 1993 and
1992, respectively.

         In addition, the Trust is committed under an office lease. Future minimum lease payments under the office lease are $85,000 in 1995.

7.       Mortgage and Other Notes Payable.

         At December 31, 1994, the Trust had outstanding six mortgage notes payable which are secured by seven of the Trust's hotels, with a net book value at December 31, 1994 of $55,027,000. At December 31, 1994 and 1993, the Trust had the following outstanding debt obligations:

                                                           December 31,       December 31,
                                                               1994               1993
                                                           ------------       ------------
Mortgage Notes:
11.75% first mortgage note, due in 2015, callable
     by lender in 1995, 2000, 2005, or 2010                $  6,349,000       $  6,417,000
12.875% first mortgage note, due in 1997                      9,173,000          9,478,000
12.625% first mortgage note, due in 1995                      4,075,000          4,195,000
9.25% first mortgage note, due in 1995                        1,854,000          2,010,000
10.25% first mortgage note, due in 2001                       5,148,000          5,447,000
9.0% first mortgage note, due in 1997                           139,000            177,000
                                                           ------------       ------------
Total mortgage notes payable                                 26,738,000         27,724,000
Advance from Starwood Capital Group, L.P.                     6,000,000
Other                                                           100,000
                                                           ------------       ------------
Total mortgage and other notes payable                     $ 32,838,000       $ 27,724,000
                                                           ============       ============

         As described in Note 3, in August 1994 Starwood Capital Group, L.P. acquired the Trust's Albany, Georgia property for $6,000,000. Interest expense ($313,000 in 1994) related to the advance is the greater of the net cash flow of the property or 10% until such time as the property is contributed to the Partnerships (see Note 12).

         Aggregate principal payments, excluding the advance from Starwood Capital Group, L.P. due for the years ending December 31 are $14,499,000 in 1995, $2,290,000 in 1996, $5,994,000 in 1997, $447,000 in 1998, $493,000 in
1999, and $3,115,000 thereafter.

         At December 31, 1994 and 1993, the Corporation had the following outstanding debt obligations:

                                                         December 31,     December 31,
                                                             1994             1993
                                                         ------------     ------------
Secured by Milwaukee Marriott Hotel:

10.0% first mortgage note, due 1996                       $ 9,899,000      $10,017,000
9.0% second mortgage note, due 1995                           358,000          754,000
10.5% fifth mortgage note, interest only, due 1996            849,000          762,000
12.0% sixth mortgage note, interest only (to the extent
of available cash flow), due 1996                           2,000,000        2,000,000
9-10% notes payable, due 1995-1996                            164,000          297,000
                                                          -----------      -----------
                                                           13,270,000       13,830,000

Other:
9.75% first mortgage note, due 1997                           403,000          438,000
Obligations under capital leases                               75,000           92,000
                                                          -----------      -----------
Total mortgage and other notes payable                    $13,748,000      $14,360,000
                                                          ===========      ===========

         At December 31, 1994, the Milwaukee Marriott Hotel had a net book value of $22,951,000.

         Minimum lease and principal payments on the Corporation's indebtedness for the years ending December 31 are due as follows:

                                       Minimum Future       Principal Payments
                 Year                  Lease Payments       Due Under Notes
                 ----                  --------------       ------------------
                 1995                     $ 47,000             $   792,000
                 1996                       21,000              12,557,000
                 1997                        6,000                 324,000
                 1998                        9,000
                                          --------             -----------
                 Total                      83,000             $13,673,000
   Amount representing interest              8,000             ===========
                                          --------
   Future minimum lease payments          $ 75,000
                                          ========

         At December 31, 1994 and 1993 the Corporation had $175,000 and $1,222,000, respectively, in assets (less $117,000, and $828,000, respectively, in accumulated amortization) recorded under capital leases. Such amounts are included in furniture, fixtures and equipment.

8.       Shareholders' Equity.

Warrants to purchase Paired Shares

         At December 31, 1994, there were outstanding 1,659,974 warrants to purchase Paired Shares at an exercise price of $16.95 per Paired Share through September 1996. Additional warrants were issued to the Institutional Lenders under the terms of the Credit Agreement (See Note 2).

Share option plans

         The Trust and the Corporation each have Incentive and Non-Qualified Share Option Plans which provide for the purchase of up to an aggregate of 700,000 Paired Shares by Trustees, Directors, officers and employees pursuant to option grants. During the year ended December 31, 1994, the Trust and the Corporation granted options to purchase 99,000 Paired Shares at an excise price of $2.75 per Paired Share. During the year ended December 31, 1993, the Trust and the Corporation granted options to purchase 20,000 Paired Shares at an exercise price of $2.625 per Paired Share. During the year ended December 31, 1992, the Trust and Corporation granted options to purchase 100,000 Paired Shares at an exercise price of $.75 per Paired Share. Such options, which are granted at fair market value on the date of grant, vest over three years. No options have been exercised as of December 31, 1994.

         At December 31, 1994, outstanding options granted under all plans of the Trust and Corporation (including options granted to officers and directors of a company previously acquired by the Trust) aggregated 308,500 Paired Shares. At December 31, 1994, options for 203,667 Paired Shares are fully vested with exercise prices ranging from $.75 to $22.68 per Paired Share.

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

         In January 1991, the Companies entered into agreements with certain Trustees and Directors who had agreements outstanding pursuant to the Share Purchase Plans to which each such Board member agreed to stand for re-election as a Trustee or Director at the next annual shareholders' meeting if requested to do so by their respective Boards, or if the Boards did not so request, to act, for a period of up to two years and at mutually agreed upon times and places, as an advisor to the Trust or the Corporation on matters within such Board member's experience and expertise, and the Trust or the Corporation agreed that any outstanding promissory note executed by such Board member in partial payment for Paired Shares purchased under the Share Purchase Plans would be amended to cause such promissory note to be without recourse to the maker.

         In March 1992, certain of the aforementioned notes were restructured to bear an annual interest rate of 8% as of February 2, 1992, with such notes to be payable interest only from February 2, 1992 until February 15, 1995, at which time the principal and interest accrued would become payable in equal monthly installments over a ten-year period.

         The share purchase agreement between a former officer and director and the Corporation was terminated in connection with his December 31, 1992 resignation as an officer of the Corporation, and the 10,000 Paired Shares acquired pursuant to that agreement were assigned by him to the Corporation. The share purchase note in the amount of $112,500, was written off at December 31, 1993. The share purchase notes of other former officers, directors and employees aggregating $63,500 were also written off at December 31, 1993.

         During 1994, the remaining outstanding share purchase notes of $246,000 were canceled.

Preferred shares

         The Corporation has 10,000,000 authorized preferred shares, $1.00 par value, none of which are issued or outstanding.

9.       Commitments and Contingencies.

Litigation

         In late 1991 and early 1992 three complaints were filed against the Trust and the Corporation and certain other related persons (the "Shareholder Actions"). As amended, two of the complaints allege that the Trust and the Corporation, a Director and officer of the Corporation and a former officer/Trustee of the Trust violated the Racketeer Influenced and Corrupt Organizations Act ("RICO") and Federal and California securities laws and acted fraudulently in connection with the Trust's and the Corporation's public disclosures with respect to the Trust's purchase of its two hotel/casinos and the Ramada Inn in Indian Wells, California. Both of these complaints sought class action certification. The third complaint was filed purportedly on behalf of the Trust and the Corporation and alleged that certain former and present Trustees and Directors breached their fiduciary duties in connection with the purchase of the Ramada Inn in Indian Wells and the two hotel/casinos.

         On July 20, 1994, the United States District Court for the Southern District of California entered a Final Judgment of Dismissal With Prejudice ("Final Judgment") of the two purported class actions filed in that Court.

         Pursuant to the Final Judgment, the District Court, among other things, approved the settlement set forth in stipulations of settlement ("Stipulation") entered into among the plaintiffs and defendants in the Shareholder Actions, as well as the insurance company that issued the Companies' directors and officers policy applicable to the period to which Shareholder Actions relate.

         Under the Final Judgment, all claims that were or might have been made in the Shareholder Actions are deemed released as of the Effective Date (as defined in the Stipulation), and a $3,250,000 cash settlement fund was to be established which, after the deduction of fees and costs to plaintiffs' counsel, will be distributed to qualified members of the certified plaintiff classes according to an allocation formula that includes a calculation based on certain shares that opted out of the settlement. Of the settlement fund, $2,500,000 will be paid by the insurance company, $400,000 (which amount was accrued as of December 31, 1993) was paid in May 1994 by the Companies, and $350,000 will be paid by former officers of the

Companies.

         Upon completion of the claims administration process, any funds remaining, up to a limit of $325,000, shall be returned to the parties who contributed to the settlement fund on a pro rata basis. The parties contributing to the settlement fund have previously established a separate $45,000 fund to be used for purposes of notifying the classes and otherwise administering the settlement. Legal fees and other costs incurred by the defendants in the Shareholder Actions prior to October 12, 1993 have been paid by the Companies; subsequent defense costs will be paid by the insurance company. Holders of approximately 1,199,000 Paired Shares opted out of the settlement. All amounts relating to the Shareholder Actions paid or expected to be paid have been accrued and expensed as of December 31, 1994.


         The Stipulation also requires that the Trust's Board of Trustees and the Corporation's Board of Directors establish a joint transaction committee of independent Trustees and Directors to make recommendations to those Boards with respect to any transaction proposed in the future by management and having a fair market value of $20 million or more.

         In connection with the settlement of the Shareholder Actions, Messrs. Young and Rothman and certain of their affiliated partnerships have terminated the management agreements that existed between those partnerships and the Corporation's subsidiary, Western Host, Inc. (the "Management Contracts"), and Western Host, Inc. ("Western Host) has agreed to forbear from disputing such action and has withdrawn as a general partner of two additional affiliated partnerships. In satisfaction of any damages that the Companies may incur as a result of the termination of the Management Contracts, Messrs. Rothman and Young have provided to the Companies an irrevocable letter of credit in the amount of $800,000 which has a one-year term.

         Upon final Court approval of the Shareholder Actions, proceeds from the letter of credit would be paid to the Companies, and the parties to the Management Contracts, former officers of the Companies and the Companies, will release all of their respective claims related to the termination of the Management Contracts.

Ross Settlement Agreement

         Subsequent to the settlement of the Shareholder Actions described above, Leonard M. Ross and his affiliates ("Ross"), who hold 1,190,400 Paired Shares and had opted out of the settlement, had threatened litigation against the Trust and the Corporation.

         In October 1994, Starwood Capital Group, L.P. ("Starwood Capital") entered into an agreement with Ross to settle the threatened litigation in which Starwood Capital agreed to purchase Ross' paired shares, at Ross' election, in a 60-day period beginning on the earlier of the first anniversary of the closing of the Reorganization or December 15, 1995 at a price of $5.625. Starwood Capital also has the right to elect to purchase such paired shares at the same time and on the same terms. The Trust and Corporation have also agreed that under certain circumstances they may be obligated severally to indemnify Starwood Capital with respect to Starwood Capital's obligations to Ross, up to a maximum of $1.8 million, upon receipt of a full release from Starwood Capital of all of the claims assigned by Ross.

         The estimated fair value of the put/call provisions of the Ross settlement agreement at the time of the agreement was approximately $2,648,000 and was charged against the earnings of the Trust and Corporation in 1994.

Environmental matters

         In connection with the Debt Restructuring (see Note 2), the Trust obtained in the latter part of 1991 preliminary or "Phase I" environmental site assessments with respect to the Trust's hotel properties and the Milwaukee Marriott Hotel.

         The potential for environmental impairment was assessed as moderate to high only at the Embassy Suites Hotel in Phoenix, Arizona. According to the assessment of that property, petroleum hydrocarbons are present in the land beneath this hotel; however, the Trust could not determine without further investigation the extent of the potential contamination or whether this contamination resulted from the underground storage tanks placed on the property by the property's former owner or from similar tanks located on land adjacent to the property, which tanks are known to have suffered leakage. A magnetic survey conducted on the property did not detect the continuing existence of the underground storage tanks on the Companies' property, and the environmental consultant did not recommend that any further action be taken. Phoenix municipal authorities have indicated an awareness of possible ground water contamination in the area, but to date have taken no action.

         A tank leak test conducted at the Bourbon Street Hotel in early 1992 revealed no evidence of leakage. A release of petroleum from an underground storage tank at the Bay Valley Hotel and Resort was reported to the appropriate state agency in 1992. After the tank and surrounding soils were removed, additional soils and groundwater testing was performed, which revealed environmental contamination in a localized area. The environmental testing has been performed to identify the extent of the contamination released from the tank. The consultant has proposed to remedy the contamination through installation of a groundwater pump and treatment system to capture and treat impacted groundwater and excavation of impacted soil. Amendments to the relevant environmental clean-ups laws, which have recently been introduced in the Michigan Legislature, may reduce the extent or magnitude of the clean-up that may be required at the site. The consultant's recommendations were made upon the basis of existing law, and did not take into account the proposed legislative amendments. After the Trust and the Corporation assess the impact of any amendments that may be enacted to the relevant statutes, the Trust and the Corporation will perform whatever remediation is required by law. Any further remediation costs that are incurred may be reimbursed by a Michigan environmental fund, although there can be no assurance that the fund will have sufficient resources to pay all claims made against it. If the Trust and the Corporation do not receive reimbursement for future remediation costs, the Realty Partnership will bear those costs.

         Neither the Trust nor the Corporation has been identified by the U.S. Environmental Protection Agency or any similar state agency as a responsible or potentially responsible party for, nor have the Companies been the subject of any governmental proceeding with respect to, any hazardous waste contamination. If the Companies were to be identified as a responsible party, the Trust and the Corporation in most circumstances would be strictly liable, jointly and severally with other responsible parties, for environmental investigation and clean-up costs incurred by the government and, to a more limited extent by private persons. Managements of the Trust and the Corporation expect that the cost of any required remediation would be the responsibility of the Trust.

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

Performance bonds and restricted cash

         The Corporation is required to post performance bonds or cash collateral as security for certain obligations. At December 31, 1994 and 1993, the Corporation had posted performance bonds totaling approximately $747,000 and $738,000, respectively, to cover such obligations; however, no amounts had been drawn against such bonds.

         At December 31, 1994, inventories, prepaid expenses and other assets include $246,000 and $1,606,000 for the Trust and the Corporation, respectively, which were restricted as to use. At December 31, 1993, inventories, prepaid expenses and other assets include $145,000 and $2,006,000 for the Trust and the Corporation, respectively, which were restricted as to use. Other than the performance bonds, the restricted cash of the Corporation primarily is the cash of MHLP (see Note 5).

10.      Related Party Transactions.

         The Corporation, through its subsidiary Western Host, Inc. ("Western Host") managed seven properties owned by partnerships of which Ronald A. Young, former President and Chief Executive Officer and Director of the Corporation, is a general partner (the "Western Host Partnerships"). The Corporation accrued management fees and administrative services fees pursuant to such management agreements of approximately $863,000 during the year ended December 31, 1992.

Termination agreement and management subcontracts - Effective December 29, 1992, Mr. Young and the Corporation entered into a termination agreement whereby Mr. Young tendered his resignation as President and Chief Executive Officer. Under the terms of the agreement, Mr. Young received payment of accrued vacation pay in the amount of $54,000 and assigned to the Corporation the ownership of the 10,000 Paired Shares which secured the non-recourse promissory note in the amount of $121,000, including interest, which was issued in connection with the 1987 Share Purchase Plan (See Note 8). In addition, Western Host agreed to subcontract its duties under the management contracts for six of the Western Host Partnerships to Westland Hotel Corporation, a hotel management company formed by Mr. Young. In connection with the settlement of the Shareholder Actions (see Note 9), the management contracts were terminated.

         As of December 31, 1993, the Western Host Partnerships and/or Westland owed Western Host and/or the Corporation $100,000 representing amounts advanced for the expenses of the managed Western Host hotels which was paid in 1994.

         At December 31, 1994, the Trust holds an $800,000 unsecured note receivable from John Rothman, the former President and Chief Executive Officer of the Trust. The principal amount of the note receivable is due in 1999 and bears interest due annually at 10%.

         The Companies incurred legal fees from law firms in which a Trustee and officer of the Trust was or currently is a partner during the years ended December 31, 1994, 1993 and 1992 totaling $940,000, $235,000, and $955,000, respectively.

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

                                                                                         Years Ended December 31,
                                                                     ------------------------------------------------------------
                                                                         1994                     1993                    1992
                                                                     ------------            ------------            ------------
HOTEL:
Revenue:
   Room ..................................................           $ 56,387,000            $ 58,917,000            $ 60,068,000
   Food and beverage .....................................             21,603,000              23,337,000              23,975,000
   Other .................................................              4,678,000               4,649,000               4,769,000
                                                                     ------------            ------------            ------------
   Hotel revenue .........................................             82,668,000              86,903,000              88,812,000
   Management fees .......................................                247,000                  90,000                 952,000
                                                                     ------------            ------------            ------------

   Total revenue .........................................             82,915,000              86,993,000              89,764,000
                                                                     ------------            ------------            ------------

Expenses:

   Rooms .................................................             25,177,000              27,633,000              29,094,000
   Food and beverage .....................................             16,364,000              15,116,000              15,256,000
   Other (including undistributed
       operating expenses and fixed
       charges) ..........................................             19,288,000              25,383,000              24,270,000
   Rent to Trust .........................................             14,506,000              14,081,000              17,612,000
   Depreciation and amortization .........................              2,072,000               3,060,000               3,086,000
   Allocated Corporate overhead ..........................              1,001,000                 950,000               1,600,000
                                                                     ------------            ------------            ------------
   Total expenses ........................................             78,408,000              86,223,000              90,918,000
                                                                     ------------            ------------            ------------
Operating income (loss) ..................................           $  4,507,000            $    770,000            $ (1,154,000)
                                                                     ============            ============            ============

GAMING:
Revenue:

   Casino ................................................           $ 15,137,000            $ 14,861,000            $ 14,461,000
   Room ..................................................              4,516,000               4,305,000               3,709,000
   Food and beverage .....................................              5,166,000               5,226,000               5,396,000
   Other .................................................              5,506,000               5,370,000               4,930,000
   Less promotional allowances ...........................             (2,344,000)             (2,257,000)             (2,346,000)
                                                                     ------------            ------------            ------------
   Gaming revenues .......................................             27,981,000              27,505,000              26,150,000
                                                                     ------------            ------------            ------------

Expenses:

   Casino ................................................              6,308,000               6,019,000               5,852,000
   Rooms .................................................              2,156,000               2,042,000               1,894,000
   Food and beverage .....................................              4,514,000               4,564,000               4,888,000
   Other (including undistributed
       operating expenses and fixed
       charges) ..........................................             11,476,000              11,430,000              11,065,000
                                                                     ------------            ------------            ------------
   Expenses of gaming operations .........................             24,454,000              24,055,000              23,699,000
   Rent to Trust .........................................              2,400,000               2,400,000               3,565,000
   Depreciation and amortization .........................                382,000                 477,000                 262,000
                                                                     ------------            ------------            ------------
   Total expenses ........................................             27,236,000              26,932,000              27,526,000
                                                                     ------------            ------------            ------------
Operating income (loss) ..................................           $    745,000            $    573,000            $ (1,376,000)
                                                                     ============            ============            ============

A reconciliation of the combined segment operating income (loss) to the net loss of the Corporation is as follows:

                                                     Years Ended December 31,
                                           ------------------------------------------
                                               1994           1993            1992
                                           ------------    -----------    -----------
Combined operating income
  (loss) ...............................   $ 5,252,000     $ 1,343,000    $(2,530,000)
Interest and other income ..............        66,000         330,000        258,000
Interest expense .......................    (3,071,000)     (2,701,000)    (5,372,000)
Corporate expenses .....................    (3,445,000)     (2,115,000)    (2,281,000)
                                           ------------    ------------   ------------
     Net income (loss) .................   $(1,198,000)    $(3,143,000)   $(9,925,000)
                                           ===========     ===========    ===========

Additional financial data by industry segment for the Corporation is as follows:

                                                                                             December 31,
                                                                     -------------------------------------------------------------
                                                                         1994                    1993                      1992
                                                                     -------------------------------------------------------------
IDENTIFIABLE ASSETS:
     Hotel ............................................              $40,357,000              $41,712,000              $43,620,000
     Gaming ...........................................                3,710,000                3,743,000                4,059,000
     Corporate and other ..............................                4,559,000                4,538,000                5,932,000
                                                                     -----------              -----------              -----------
     Total ............................................              $48,626,000              $49,993,000              $53,611,000
                                                                     ===========              ===========              ===========

CAPITAL EXPENDITURES:

     Hotel ............................................              $   421,000              $ 4,859,000              $ 1,160,000
     Gaming ...........................................                  221,000                  220,000                  123,000
     Corporate and other ..............................                   29,000                  126,000                    7,000
                                                                     -----------              -----------              -----------
     Total ............................................              $   671,000              $ 5,205,000              $ 1,290,000
                                                                     ===========              ===========              ===========

DEPRECIATION AND
   AMORTIZATION:
     Hotel ............................................              $ 2,072,000              $ 3,060,000              $ 3,086,000
     Gaming ...........................................                  389,000                  477,000                  262,000
     Corporate and other ..............................                  495,000                   65,000                   54,000
                                                                     -----------              -----------              -----------
     Total ............................................              $ 2,956,000              $ 3,602,000              $ 3,402,000
                                                                     ===========              ===========              ===========


The Trust is an owner/lessor of real property and does not "operate" in different segments, and is therefore not subject to disclosure by segment. The Trust's net investment (initial cost less accumulated depreciation and provision for loss) in the two Las Vegas hotel/casinos was $21,306,000, and $22,798,000 December 31, 1994 and 1993, respectively.

12.      Reorganization and Debt Refinancing.

         Reorganization

         Effective January 1, 1995 (the "Closing Date"), the Trust and the Corporation consummated the previously announced reorganization (the "Reorganization") with Starwood Capital Group, L.P. ("Starwood Capital") and certain affiliates of Starwood Capital (the "Starwood Partners").

         The Reorganization involved a number of related transactions that occurred simultaneously on the Closing Date. Such transactions included (i) the contribution by the Trust to SLT Realty Limited Partnership (the "Realty Partnership") of all of the properties and assets of the Trust including substantially all of the liabilities of the Trust (including the Senior Debt of the Trust ), in exchange for an approximate 28.3% interest as a general partner in the Realty Partnership, (ii) the contribution by the Starwood Partners to the Realty Partnership of approximately $12,600,000 in cash and certain hotel properties and first mortgage notes, in exchange for limited partnership units representing the remaining approximate 71.7% interest in the Realty Partnership, (iii) the contribution by the Corporation and its subsidiaries to SLC Operating Limited Partnership (the "Operating Partnership") of all of their properties and operating assets (except for their gaming assets, which are to be contributed upon approval by Nevada gaming authorities), subject to substantially all of their liabilities, in exchange for an approximate 28.3% interest as a general partner in the Operating Partnership, and (iv) the contribution by the Starwood Partners to the Operating Partnership of approximately $1,400,000 in cash and furnishings and equipment of the hotel properties, in exchange for limited partnership units representing the remaining approximate 71.7% interest in the Operating Partnership.

         Each partner in the Partnerships (including the Trust and the Corporation) will account for its respective investment in the Realty Partnership and the Operating Partnership under the equity method of accounting, in accordance with generally accepted accounting principles. For accounting purposes, neither the Trust nor Starwood Capital unilaterally control the Realty Partnership and neither the Corporation nor Starwood Capital unilaterally control the Operating Partnership.

         The following unaudited pro forma separate and combined condensed financial information is presented as if the Reorganization in which the Trust and Corporation contributed substantially all of their assets (subject to substantially all of their liabilities) in exchange for 28.3% general partnership interests in the Realty Partnership and the Operating Partnership (the "Partnerships") and the Starwood Partners contributed cash and other assets, subject to certain liabilities, in exchange for 71.7% limited partnership interests in the Partnerships had occurred on December 31, 1994 for balance sheet information and on January 1, 1994 for income statement information.

                                                                                                 December 31, 1994
                                                                                                   (in thousands)

                                                                                  --------------------------------------------------
STARWOOD LODGING                                                                   Trust             Corporation            Combined
                                                                                  --------           -----------            --------
Investment in Partnership ............................................            $ 10,450            $  (1,742)            $  8,708
Income from investment in Partnership ................................                 824                 (742)                  82
Net income per share .................................................            $   0.07            $   (0.06)            $   0.01

SLT REALTY AND SLC OPERATING PARTNERSHIPS                                          Realty             Operating             Combined
                                                                                  --------           -----------            --------
Hotel assets, net ....................................................            $147,080            $  38,177             $185,258
Total real estate investments ........................................             210,299               38,199              248,428
Total assets .........................................................             254,044               55,502              282,630
Total debt ...........................................................             200,298               40,664              214,046
Partners' capital ....................................................              49,166                4,206               53,372

Revenues .............................................................            $ 33,189            $ 127,421             $138,708
Expenses .............................................................              30,273              130,044              138,415
Net income (loss) ....................................................               2,916               (2,623)                 293

In addition on March 24, 1995, a Starwood Partner exchanged $12 million of Senior Debt for additional limited partnership units of the Realty Partnership and the Operating Partnership.

         After giving effect to the Reorganization and such subsequent exchange of Senior Debt, the Trust has an approximate 25.4% interest in the Realty Partnership and the Corporation has an approximate 25.4% interest in the Operating Partnership, and the Starwood Partners hold limited partnership interests representing the remaining approximate 74.6% interest in each of the Realty Partnership and the Operating Partnership.

Debt Refinancing

         On March 24, 1995, the Realty Partnership and the Trust entered into an Amended and Restated Credit Agreement (the "New Credit Agreement") pursuant to which the Realty Partnership borrowed approximately $132 million (the "Loan") which was used primarily to refinance all outstanding Senior Debt (after the exchange by a Starwood Partner of $12 million of Senior Debt for units of the Realty Partnership and the

Operating Partnership described above) and approximately $27 million of first mortgage debt. The Loan matures on April 1, 1997 (subject to the Realty Partnership's option to extend such maturity for 12 months subject to a principal payment of $10 million and on certain other conditions) and bears interest at a rate based on LIBOR plus 3%. In connection with the New Credit Agreement, the Warrants issued in connection with the prior Credit Agreement may be canceled upon the payment to a Starwood Partner of a $786,000 cancellation fee.

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

         The New Credit Agreement contains covenants that are similar to, but in general less restrictive than, those contained in the prior Credit Agreement, including (i) a requirement that the Realty Partnership and the Operating Partnership maintain a minimum combined net worth as defined ($40 million at March 24, 1995) The New Credit Agreement also restricts the ability of the Realty Partnership to incur other indebtedness.

         The Realty Partnership may, prior to January 1, 1996, borrow up to an additional $75 million to finance the acquisition of hotel properties and to refinance debt that is senior to the Loan. Each such acquisition loan will be in an amount equal to the lesser of (i) 60% of the purchase price (in the case of an acquisition) and (ii) 70% of the property's value (as determined by the lender), will be made on the same terms as the Loan and will be secured by a first priority lien on the related hotel property.


13. Selected Quarterly Financial Information (Unaudited)

                                      Combined                         Trust                          Corporation
                            ----------------------------     ---------------------------      --------------------------
                                1994              1993           1994             1993             1994            1993
                            -----------      -----------     ----------       ----------      -----------    -----------
First Quarter
------------------------
   Revenue . . . . . . .    $28,338,000      $27,831,000     $5,243,000       $5,082,000      $27,823,000    $27,253,000
   Net income (loss) . .       (335,000)      (1,366,000)      (154,000)        (208,000)        (181,000)    (1,158,000)
   Net income (loss)
     per share . . . . .          (0.03)           (0.11)         (0.01)           (0.02)           (0.01)         (0.10)

Second Quarter
------------------------
   Revenue . . . . . . .    $29,994,000      $30,310,000     $5,953,000       $5,477,000      $28,610,000    $29,421,000
   Net income (loss) . .        933,000         (204,000)       288,000           41,000          645,000       (245,000)
   Net income (loss)
     per share . . . . .           0.08            (0.02)          0.02             0.00             0.05          (0.02)

Third Quarter
------------------------
   Revenue . . . . . . .    $29,666,000      $30,530,000     $5,737,000       $5,198,000      $28,809,000    $29,998,000
   Net income (loss) . .     (2,715,000)(1)   (1,268,000)    (2,313,000)(1)   (1,412,000)        (402,000)       144,000
   Net income (loss)
     per share . . . . .          (0.22)           (0.10)         (0.19)           (0.12)           (0.03)          0.01

Fourth Quarter
------------------------
   Revenue . . . . . . .    $25,999,000      $28,484,000     $4,738,000       $4,585,000      $25,720,000    $28,156,000
   Net loss  . . . . . .     (2,546,000)      (4,194,000)    (1,286,000)      (2,310,000)      (1,260,000)    (1,884,000)
   Net loss  . . . . . .
     per share . . . . .          (0.21)           (0.35)         (0.11)           (0.19)           (0.10)         (0.16)


(1) During the quarter ended September 30, 1994, the Trust recorded a provision for investment losses of $759,000 and the Trust and the Corporation each recorded a provision of $1,324,000 for expenses related to the settlement of shareholder litigation (see Note 9).

(2) During the quarter ended September 30, 1993, the Trust recorded a provision for investment losses of $1,167,000. During the quarter ended December 31, 1993, the Trust recorded a provision for investment losses of $1,202,000 and the Trust and the Corporation each recorded a provision of $219,000 for expenses expected to be incurred upon settlement of shareholder litigation. (See Note 9.)

SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 1994


                                                                                         Costs              Gross amount
                                                                                      Subsequent to        at which carried
                                                           Initial Cost to Company     Acquisition        at close of period
                                                           -------------------------  -------------   ---------------------------
STARWOOD LODGING TRUST                                                                                (1)            (1)
                                                                        Building and  Building and                   Building and
Description                               Encumbrances       Land       Improvements  Improvements       Land        Improvements
------------------------------------      ------------     ----------   ------------  -------------   -----------    ------------
  HOTEL ASSETS:
Embassy Suites - Phoenix, AZ              $9,173,000       $2,889,000   $ 11,658,000  $   564,000      $2,889,000    $ 12,223,000
Plaza Hotel - Tucson, AZ                            (2)       898,000      3,809,000       66,000         898,000       3,875,000
Vagabond Inn - Rosemead, CA                                   700,000      2,100,000                      700,000       2,100,000
Vagabond Inn - Sacramento, CA                                 700,000      3,200,000                      700,000       3,200,000
Vagabond Inn - Woodland Hills, CA                           1,200,000      3,200,000                    1,200,000       3,200,000
Hilton Inn - Gainesville, FL                                1,002,000      3,759,000    1,582,000       1,002,000       5,341,000
Holiday Inn - Albany, GA                   6,000,000          796,000      4,980,000      123,000         796,000       5,103,000
Best Western Riverfront Inn -                                 431,000      3,745,000      200,000         431,000       3,946,000
   Savannah, GA
Bay Valley Hotel - Bay City, MI            4,075,000        2,501,000      5,472,000    1,193,000       2,501,000       6,666,000
Bourbon Street Hotel and Casino -
   Las Vegas, NV                                            8,435,000      8,668,000    5,446,000       8,435,000      14,172,000
King 8 Hotel and Casino - Las                139,000        5,396,000     13,579,000    1,938,000       5,396,000      15,532,000
   Vegas, NV
Best Western Airport Inn -
   Albuquerque, NM                                  (3)       285,000      4,880,000       12,000         285,000       4,892,000
Best Western Mesilla Valley Inn -
   Las Cruces, NM                                           1,150,000      3,295,000       28,000         860,000       3,320,000
Columbus Best Western - Columbus, OH                          854,000      2,300,000       27,000         854,000       2,327,000
Portland Inn - Portland, OR                1,854,000        1,900,000      3,768,000      239,000       2,020,000       4,008,000
Riverside Inn - Portland, OR                                1,300,000      3,375,000      235,000       1,420,000       3,610,000
Marriott Park Central - Dallas, TX         5,148,000(3)     3,814,000      8,018,000      591,000       3,815,000       8,608,000
Best Western Airport Inn -
   El Paso, TX                                              1,400,000      3,409,000       85,000       1,400,000       3,494,000
Residence Inn - Tysons Corner, VA          6,349,000        1,418,000      4,119,000      455,000       1,418,000       4,574,000
Days Inn Town Center - Seattle, WA                            250,000      1,483,000       18,000         250,000       1,500,000
Meany Tower Hotel - Seattle, WA                     (3)     1,700,000      6,270,000      207,000       1,820,000       6,477,000
Sixth Avenue Inn - Seattle, WA                              1,150,000      1,570,000       31,000       1,150,000       1,601,000
Tyee Motor Inn - Tumwater, WA                       (3)     1,008,000      1,562,000      969,000         944,000       2,531,000
                                         -----------      -----------   ------------  -----------     -----------    ------------
                                         $32,738,000      $41,177,000   $108,219,000  $14,009,000     $41,184,000    $122,300,000
                                         -----------      -----------   ------------  -----------     -----------
                                                                                      Land                             41,184,000
                                                                                      Furniture and Equipment          25,124,000
                                                                                                                     ------------
                                                                                      Totel hotels and land
                                                                                        under lease                  $188,608,000(5)
                                                                                                                     ============



                                                  (4)

                                              Accumulated
                                              Depreciation &      Year of       Date
Description                                   Amortization     Construction   Acquired      Life
------------------------------------          ------------     ------------   --------      ----
  HOTEL ASSETS:
Embassy Suites - Phoenix, AZ                  $ 3,690,000          1981       12/13/83       35
Plaza Hotel - Tucson, AZ                        1,147,000          1971        9/16/86       35
Vagabond Inn - Rosemead, CA                       524,000          1974        9/16/86       35
Vagabond Inn - Sacramento, CA                     754,000          1975        9/16/86       35
Vagabond Inn - Woodland Hills, CA                 754,000          1973        9/16/86       35
Hilton Inn - Gainesville, FL                    1,157,000          1974       11/24/86       35
Holiday Inn - Albany, GA                          848,000          1989         6/9/89       35
Best Western Riverfront Inn -                   1,815,000          1971       12/11/86       35
   Savannah, GA
Bay Valley Hotel - Bay City, MI                 2,001,000          1973        5/10/84       35
Bourbon Street Hotel and Casino -
   Las Vegas, NV                               13,918,000       1964/1975      2/01/88       35
King 8 Hotel and Casino - Las                   8,225,000       1974/1979       2/1/88       35
   Vegas, NV
Best Western Airport Inn -
   Albuquerque, NM                              1,212,000          1980        9/16/86       35
Best Western Mesilla Valley Inn -
   Las Cruces, NM                                 827,000          1974        9/16/86       35
Columbus Best Western - Columbus, OH              197,000          1971        1/24/92       35
Portland Inn - Portland, OR                       898,000          1962        9/16/86       35
Riverside Inn - Portland, OR                      807,000          1964        9/16/86       35
Marriott Park Central - Dallas, TX              4,435,000          1972        9/09/88       35
Best Western Airport Inn -
   El Paso, TX                                    815,000          1974        9/16/86       35
Residence Inn - Tysons Corner, VA               1,326,000          1984        7/01/84       35
Days Inn Town Center - Seattle, WA              1,305,000          1957        9/16/86       13
Meany Tower Hotel - Seattle, WA                 1,489,000          1932        9/16/86       35
Sixth Avenue Inn - Seattle, WA                  1,797,000          1959        9/16/86       13
Tyee Motor Inn - Tumwater, WA                     528,000          1961        2/17/87       35
                                              -----------
                                              $50,469,000
    Land
    Furniture and Equipment                    21,429,000
                                              -----------
    Total hotels and land under lease         $71,899,000
                                              ===========



(1) As of December 31, 1994, real estate and furniture and equipment have a cost of $189,367,000 for federal tax income purposes.

(2) Land cost includes costs allocated to leasehold interest in land of $548,000 at the Tucson property.

(3) Land costs represents costs allocated to leasehold interest in land.

(4) Includes reserve for losses discussed in Notes 1 and 3 of Notes to the Financial Statements.

(5) Substantially all properties are encumbered by the Secured Notes Payable and Revolving Line of Credit.


                                   (Continued)

REAL ESTATE AND ACCUMULATED DEPRECIATION

A reconciliation of the Trust's investment in real estate, furniture and fixtures and related accumulated depreciation is as follows:

                                                              Year Ended December 31,
                                                   1994                 1993                 1992
                                             ------------          ------------         ------------
REAL ESTATE AND FURNITURE
   AND FIXTURES:
Balance at beginning of period               $224,170,000          $246,356,000         $258,902,000
Additions during period:
   Acquisitions
   Improvements                                 2,270,000             1,372,000            9,384,000
U.S. Equity Step-up in Basis                                            899,000
Reclass of construction
   in progress                                                                              (113,000)
Deductions during period:
   Sales of properties                        (37,832,000)          (24,457,000)         (21,817,000)
                                             ------------          ------------         ------------
Balance at end of Period                      188,608,000           224,170,000          246,356,000
                                             ============          ============         ============

ACCUMULATED DEPRECIATION:
Balance at beginning of period                $94,252,000          $105,338,000         $108,134,000
Additions - depreciation expense                5,205,000             5,630,000            6,753,000
Deductions - sales of properties              (27,997,000)          (19,085,000)         (12,746,000)
Provision for investment losses:
   St. Louis, MO                                                        858,000 (1)(3)
   Dallas, TX                                                           459,000 (3)
   Jacksonville, FL                               389,000 (3)           272,000 (3)        1,050,000 (2)(3)
   Savannah, GA                                                         300,000 (3)          760,000 (2)(3)
   New Port Richey, FL                                                  200,000 (1)(3)
   Brunswick, GA                                                        150,000 (1)(3)       440,000 (2)(3)
   Fayetteville, NC                                50,000 (3)           100,000 (1)(3)
   Cumberland, GA                                                                            697,000 (2)(3)
   Northlake, GA                                                                             250,000 (2)(3)
   Rosemead, CA                                                          30,000 (3)
                                             ------------          ------------         ------------
                                                  439,000             2,369,000            3,197,000
                                             ------------          ------------         ------------
Balance at end of period                      $71,899,000           $94,252,000         $105,338,000
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

                                   (Continued)

REAL ESTATE AND ACCUMULATED DEPRECIATION



DECEMBER 31, 1994                                                                           Costs              Gross amount
                                                                                        Subsequent to        at which carried
                                                             Initial Cost to Company     Acquisition        at close of period
                                                             -------------------------  -------------   ---------------------------
HOTEL INVESTORS CORPORATION                                                                                 (1)             (1)
                                                (3)                       Building and  Building and                   Building and
Description                                 Encumbrances       Land       Improvements  Improvements       Land        Improvements
------------------------------------        ------------     -----------  ------------  -------------   -----------    ------------
  HOTEL ASSETS:
Embassy Suites - Phoenix, AZ                                                                $45,000                    $    45,000
Plaza Hotel - Tucson, AZ                                     $   595,000                                $   978,000
Hilton Inn - Gainesville, FL                                                                 39,000                         39,000
Holiday Inn - Albany, GA                                                                     64,000                         64,000
Bay Valley Hotel - Bay City, MI                                                             179,000                        179,000
Best Western North - Columbus, OH                                                            61,000           4,000         62,000
Best Western Airport Inn -
   Albuquerque, NM                                               325,000                                    372,000
Best Western Mesilla Valley Inn -
   Las Cruces, NM                                                                                           252,000
Portland Inn - Portland, OR                                    2,185,000                     78,000       2,185,000         78,000
Riverside Inn - Portland, OR                                   2,123,000        87,000       26,000       2,124,000        113,000
Best Western Airport Inn -
   El Paso, TX                                                                               18,000                         18,000
Residence Inn - Tysons Corner, VA                                                            33,000                         33,000
Days Inn Town Center - Seattle, WA                               429,000         4,000      204,000         429,000        208,000
Meany Tower Hotel - Seattle, WA                                3,437,000       302,000       66,000       3,437,000        368,000
Sixth Avenue Inn - Seattle, WA                                 1,515,000        24,000      118,000       1,515,000        142,000
Best Western Inn - Savannah, GA                                                              47,000                         47,000
Marriott Hotel - Milwaukee, WI              $13,106,000        2,500,000    17,422,000    3,499,000       2,500,000     20,920,000
                                            -----------      -----------   -----------   ----------     -----------    -----------
                                            $13,106,000      $13,109,000   $17,839,000   $4,477,000     $13,796,000    $22,316,000
                                            -----------      -----------   -----------   ----------     -----------
                                                                                         Land                           13,796,000
                                                                                         Furniture and Equipment        15,630,000
                                                                                                                        ----------
                                                                                         Total hotels and land under
                                                                                           lease                       $51,742,000
                                                                                                                       ===========



                                               (2)

HOTEL INVESTORS CORPORATION               Accumulated
                                          Depreciation &      Year of       Date
Description                               Amortization     Construction   Acquired      Life
------------------------------------      ------------     ------------   --------      ----
  HOTEL ASSETS:
Embassy Suites - Phoenix, AZ                    $7,000         1981       12/13/83       35
Plaza Hotel - Tucson, AZ                       182,000         1971        9/16/86       35
Hilton Inn - Gainesville, FL                    11,000         1974       11/24/86       35
Holiday Inn - Albany, GA                         6,000         1989         6/9/89       35
Bay Valley Hotel - Bay City, MI                 25,000         1973        5/10/84       35
Best Western North - Columbus, OH                3,000
Best Western Airport Inn -
   Albuquerque, NM                              80,000         1980        9/16/86       35
Best Western Mesilla Valley Inn -
   Las Cruces, NM                               25,000         1974        9/16/86       35
Portland Inn - Portland, OR                    480,000         1962        9/16/86       35
Riverside Inn - Portland, OR                   507,000         1964        9/16/86       35
Best Western Airport Inn -
   El Paso, TX                                   3,000         1974        9/16/86       35
Residence Inn - Tysons Corner, VA                7,000         1984        7/01/84       35
Days Inn Town Center - Seattle, WA             257,000         1957        9/16/86       13
Meany Tower Hotel - Seattle, WA                869,000         1932        9/16/86       35
Sixth Avenue Inn - Seattle, WA                 779,000         1959        9/16/86       13
Best Western Inn - Savannah, GA                  2,000         1961        2/17/87       35
Marriott Hotel - Milwaukee, WI               1,964,000
                                            ----------
                                           $ 5,207,000
Land
Furniture and Equipment                     12,058,000
                                           -----------
Total hotels and land under lease          $17,265,000
                                           ===========


(1) As of December 31, 1994, real estate and furniture and equipment have a cost of $51,339,000 for federal tax income purposes.

(2) Includes reserve for losses discussed in Notes 1 and 3 of Notes to Financial Statements.

(3) Amount excludes $1,225,000 third trust deed note payable to the Trust and $15,691,000 fourth trust deed note payable. See Note 5 of Notes to Financial Statements.


                                   (Continued)

REAL ESTATE AND ACCUMULATED DEPRECIATION

A reconciliation of the Corporation's investment in real estate, furniture and fixtures and related accumulated depreciation is as follows:


                                                    Year Ended December 31,
                                            1994            1993             1992
                                        ------------    ------------     ------------
REAL ESTATE AND FURNITURE
   AND FIXTURES:

Balance at beginning of year .........  $ 54,790,000    $ 51,972,000     $ 51,199,000

Additions during period:
   Improvements ......................       671,000       5,205,000        1,290,000
   Acquisitions
Deductions: Reclass ..................                       388,000
   Sales of properties ...............    (3,720,000)     (2,775,000)        (517,000)
                                        ------------    ------------     ------------
Balance at end of year ...............  $ 51,741,000    $ 54,790,000     $ 51,972,000
                                        ============    ============     ============

ACCUMULATED DEPRECIATION:

Balance at beginning of year .........  $ 17,459,000    $ 15,413,000     $ 12,377,000

Additions -
   Depreciation expense ..............     2,956,000       3,602,000        3,373,000
Deductions -
   Sales of properties ...............    (3,149,000)     (1,842,000)        (337,000)
Reclass ..............................                       286,000
                                        ------------    ------------     ------------
Balance at end of year ...............  $ 17,266,000    $ 17,459,000     $ 15,413,000
                                        ============    ============     ============


                                   (Concluded)

SCHEDULE IV
MORTGAGE LOANS ON REAL ESTATE
DECEMBER 31, 1994

                                                                                                                 Principal amount
                                                                                      Face       Carrying        of loans subject
                                       Interest    Final   Periodic                Amount of     Amount of        to delinquent
Description                              Rate    Maturity   Payment   Prior Liens  Mortgages    Mortgages (1)  principal or interest
-------------------------------------  --------  --------  ----------------------  -----------  -------------  ---------------------
STARWOOD LODGING TRUST

First Mortgages:
Vagabond Inns - Stockton and
  Modesto, CA                           10.00%     1996              (2)  no       $ 1,995,000  $ 1,780,000
Ramada Inn - Jefferson City, MO         11.00%     1997              (3)  no         4,500,000    1,774,000
Days Inn - Albany, GA                   10.00%     1996     $12,554  (5)  no         1,050,000      745,000
Days Inn - Irving, TX                   9.00%      1997      13,276  (8)  no         1,650,000    1,509,000
Vantage Hotel - Tucker, GA              9.00%      1998       9,000  (9)  no         1,985,000    1,952,000
Sheraton - New Port Richey, FL and
  Holiday Inn - Brunswick, GA           8%         2001              (6)  no         3,070,000    3,060,000

Holiday Inn - Jacksonville, FL          9%         2001              (7)  no         2,300,000    2,299,000
Ramada Inn - Fayetteville, NC           9%         2006             (10)  no           800,000      796,000

Second Mortgages:
Viscount Hotel - Dallas, TX             8.75%      2017       1,982  (4)  yes          264,000      234,000
Allowance for loan losses                                                                          (100,000)
                                                                                   -----------  -----------    ---------------------
                                                                                   $17,614,000  $14,049,000
                                                                                   ===========  ===========    =====================

(1) As of December 31, 1994, the aggregate cost (before allowance for loan losses) for federal income tax purposes is not significantly different from that used for book purposes.

(2) The notes provide for monthly payments of interest plus additional annual payments based on a percentage of the hotels' sales, a portion of which is applied to principal.

(3) Principal and interest due monthly based on a 30-year amortization schedule with unpaid principal of $1,750,000 due in January 1997.

(4)   Plus contingent interest of 4% of room sales of the hotel.

(5) Principal and interest due monthly based on a 10-year amortization schedule with unpaid principal of $591,000 due in November 1996.

(6) Principal and interest due monthly based on a 25-year amortization schedule with unpaid principal of $2,490,000 due in August 2001.

(7) Principal and interest due monthly based on a 30-year amortization schedule with unpaid principal of $2,156,000 due in December 2001.

(8) Principal and interest due monthly based on a 30-year amortization schedule with unpaid principal of $1,450,000 due in March 1997.

(9) Principal and interest due monthly based on a 25-year amortization schedule with unpaid principal of $1,857,000 due in June 1998.

(10) Principal and interest due monthly based on a 12-year amortization schedule with unpaid principal of $9,000 due in December 2006.

                                   (Continued)

RECONCILIATION OF MORTGAGE LOANS

                                                 Year                 Year                 Year
                                                Ended                Ended                Ended
                                             December 31,         December 31,         December 31,
                                                 1994                 1993                 1992
                                             ------------         ------------         ------------
Balance at beginning of year                  $11,642,000          $10,010,000          $10,669,000

Additions -
   New Mortgage Loans                           6,270,000            1,985,000            3,865,000

Deductions -
   Principal repayments                        (2,382,000)            (353,000)            (957,000)
   Amortization of discount
   Allowance for loan loss                       (320,000)                                 (223,000)
   Discount for pre-payment (2)                   (55,000) (3)                              (90,000) (2)
   Cancellation of Note (1)                                                              (3,254,000)
   Proceeds from foreclosure sale (4)          (1,106,000)
                                              -----------          -----------          -----------
Balance at end of year                        $14,049,000          $11,642,000          $10,010,000
                                              ===========          ===========          ===========



(1) In January 1992, in lieu of foreclosure, the Trust canceled its note and released its mortgage on the Columbus Best Western North.

(2) In 1992, the Trust discounted the Note on the Brunswick, Georgia property as consideration for the early pay-off of the note.

(3) In 1994, the Trust discounted the note on the Spartanburg, South Carolina property as consideration for the early payoff of the note.

(4)   In 1994, the Trust foreclosed on the Merrimack, New Hampshire property.

                                   (Concluded)


                                        EXHIBIT INDEX

Exhibit No.                         Description of Exhibit
-----------                         ----------------------
    2.1           Formation Agreement dated as of November 11, 1994 among the
                  Trust, the Corporation, Starwood Capital and the Starwood
                  Partners (incorporated by reference to Exhibit 2 to the
                  Trust's and the Corporation's Joint Current Report on Form 8-K
                  dated November 16, 1994).(1)

    3.1           Amended and Restated Declaration of Trust of the Trust dated
                  June 6, 1988, as amended (incorporated by reference to Exhibit
                  3A to the Trust's and the Corporation's Joint Current Report on Form 8-K dated January 31, 1995)

    3.2 Amendment and Restatement of Articles of Incorporation of the Corporation (incorporated by reference to Exhibit 3B to the Trust's and the Corporation's Joint Current Report on Form 8-K dated January 31, 1995)

    3.3           Trustees' Regulations of the Trust, as amended.

    3.4           By-laws of the Corporation, as amended.

(1) The Securities and Exchange Commission file numbers of all filings made pursuant to the Securities Act of 1934, as amended, and referenced herein are: 1-6828 (Starwood Lodging Trust) and 1-7959 (Starwood Lodging
       Corporation).


Exhibit No.                         Description of Exhibit
-----------                         ----------------------

  4.1 Pairing Agreement dated June 25, 1986, between the Trust and the Corporation, as amended.

  4.2 Form of Warrant Agreement dated as of September 16, 1986, between the Trust and City National Bank ("CNB") (incorporated by reference to Exhibit 4.3 to the Trust's and the Corporation's Registration Statement on Form S-4 (the "S-4
                  Registration Statement") filed with the Securities and Exchange Commission (the "SEC") on August 1, 1986
                  (Registration No. 33-7694)).

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

  4.5             First Amendment to Warrant Agreement dated as of February 28,
                  1994, among the Trust, the Corporation and the Lenders.

  10.1            Incentive and Non-Qualified Share Option Plan (1986) of the
                  Trust (incorporated by reference to Exhibit 10.8 to the Trust and the Corporation's Joint Annual Report on Form 10-K for the year ended August 31, 1986 (the "1986 Form 10-K")).(2)

  10.2 Corporation Stock Non-Qualified Stock Option Plan (1986) of the Trust (incorporated by reference to Exhibit 10.9 to the 1986 Form 10-K).(2)

  10.3 Stock Option Plan (1986) of the Corporation (incorporated by reference to Exhibit 10.10 to the 1986 Form 10-K).(2)

  10.4            Trust Shares Option Plan (1986) of the Corporation
                  (incorporated by reference to Exhibit 10.11 to the 1986 Form
                  10-K).(2)

-----------------------
(2) Management contract or compensatory plan or arrangement required to be filed as an exhibit hereto pursuant to Item 14(c) of Form 10-K.


Exhibit No.                         Description of Exhibit
-----------                         ----------------------

  10.5            Form of Share Purchase and Pledge Agreement and related
                  Promissory Note entered into pursuant to the Share Purchase
                  Plan (1987) of the Trust, together with forms of Amendments
                  Nos. 1 and 2 thereto (incorporated by reference to Exhibit
                  10.10 to the Trust's and the Corporation's Joint Annual Report on Form 10-K for the year ended December 31, 1990 (the "1990
                  Form 10-K")).(2)

  10.6            Form(s) of Amendment No. 3 to Share Purchase and Pledge
                  Agreement(s) and related Promissory Note(s) entered into pursuant to the Share Purchase Plan (1987) of the Trust
                  (incorporated by reference to Exhibit 10.11 to the Trust's and the Corporation's Joint Annual Report on Form 10-K for the year ended December 31, 1991 (the "1991 Form 10-K")).(2)

  10.7            Form of Share Purchase and Pledge Agreement and related
                  Promissory Note entered into pursuant to the Share Purchase
                  Plan (1987) of the Corporation, together with forms of Amendments Nos. 1 and 2 thereto (incorporated by reference to Exhibit 10.11 to the 1990 Form 10-K.)(2)

  10.8            Form of Amendment No. 3 to Share Purchase and Pledge
                  Agreement(s) and related Promissory Note(s) entered into pursuant to the Share Purchase Plan (1987) of the Corporation
                  (incorporated by reference to Exhibit 10.13 to the 1991 Form
                  10-K).(2)

  10.9 Amendment No. 1 to Share Purchase Agreement and Note dated as of March 25, 1992, between the Corporation and Bruce M. Ford
                  (incorporated by reference to the Exhibit 10.5 to the 1991
                  Form 10-K).(2)

  10.10           Form of Indemnification Agreement dated as of February 3,
                  1992, between the Trust and each of Messrs. Ronald A. Young,
                  John D. Morrissey, Graeme W. Henderson, Sherwin L. Samuels and
                  Jeffrey C. Lapin (incorporated by reference to Exhibit 10.29 to the 1991 Form 10-K).(2)

  10.11           Form of Indemnification Agreement dated as of February 3,
                  1992, between the Corporation and each of Messrs. Ronald A.
                  Young, Graeme W. Henderson, Bruce M. Ford, Earle M. Jones and
                  William H. Ling (incorporated by reference to Exhibit 10.30 to the 1991 Form 10-K).(2)

  10.12 Executive Employment Agreement dated as of January 31, 1995, between the Trust and Jeffrey C. Lapin.(2)

  10.13 Executive Employment Agreement dated as of July 19, 1992, between the Trust and Michael W. Mooney (incorporated by reference to Exhibit 10.4 to the Trust's and the Corporation's
                  Joint Current Report on Form 8-K dated September 25, 1992 (the
                  "September 1992 Form 8-K")).(2)


Exhibit No.                         Description of Exhibit
-----------                         ----------------------

  10.14 First Amendment to executive Employment Agreement dated as of March 18, 1993, between the Trust and Michael W. Mooney
                  (incorporated by reference to Exhibit 10.16 to the 1993 Form
                  10-K).(2)

  10.15           Amendment No. 2 to Executive Employment Agreement dated as of
                  December 15, 1993, between the Trust and Michael W. Mooney
                  (incorporated by reference to Exhibit 10.17 to the 1993 Form
                  10-K).(2)

  10.16 Executive Employment Agreement dated as of July 19, 1992, between the Corporation and Kevin E. Mallory (incorporated by reference to Exhibit 10.5 to the September 1992 Form 8-K).(2)

  10.17 First Amendment to executive Employment Agreement dated as of March 18, 1993, between the Trust and Kevin E. Mallory
                  (incorporated by reference to Exhibit 10.19 to the 1993 Form
                  10-K).(2)

  10.18           Amendment No. 2 to Executive Employment Agreement dated as of
                  December 15, 1993, between the Trust and Kevin E. Mallory
                  (incorporated by reference to Exhibit 10.20 to the 1993 Form
                  10-K).(2)

  10.19 Form of Amended and Restated Lease Agreement entered into as of January 1, 1993, between the Trust as Lessor and the Corporation (or a subsidiary) as Lessee (incorporated by reference to Exhibit 10.19 to the 1992 Form 10-K).

  10.20 Exchange Rights Agreement dated as of January 1, 1995 among the Trust, the Corporation, the Realty Partnership, the Operating Partnership and the Starwood Partners (incorporated by reference to Exhibit 2B to the Trust's and the Corporation's Joint Current Report on Form 8-K dated January
                  31, 1995).

  10.21 Registration Rights Agreement dated as of January 1, 1995 among the Trust, the Corporation and Starwood Capital
                  (incorporated by reference to Exhibit 2C to the Trust's and the Corporation's Joint Current Report on Form 8-K dated
                  January 31, 1995).

  10.22 Limited Partnership Agreement for the Realty Partnership among the Trust and the Starwood Partners dated as of December 15, 1994 (incorporated by reference to Exhibit 2D to the Trust's and the Corporation's Joint Current Report on Form 8-K dated
                  January 31, 1995).

  10.23 Limited Partnership Agreement for the Operating Partnership among the Corporation and the Starwood Partners dated as of December 15, 1994 (incorporated by reference to Exhibit 2E to the Trust's and the Corporation's Joint Current Report on Form
                  8-K dated January 31, 1995).


Exhibit No.                         Description of Exhibit
-----------                         ----------------------

  10.24           Amended and Restated Credit Agreement dated as of March 24,
                  1995 among the Trust and the Realty Partnership on the one hand, and Bankers Trust Company as successor Collateral Agent to Wells Fargo Bank, National Association and Merrill Lynch
                  Mortgage Capital, Inc., as assignee of John Hancock Mutual
                  Life Insurance Company, John Hancock Variable Life Insurance
                  Company, Connecticut Mutual Life Insurance Company, The First
                  National Bank of Boston and Wells Fargo Bank, National
                  Association.

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

  23.             Consent of Independent Accountants.

  27.             Financial Data Schedule.