Form 10-Q/A
period 1995-03-31
STARWOOD LODGING TRUST; STARWOOD LODGING CORP
filed 1996-03-01
CIK 48595, 316206

==============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                 FORM 10-Q/A
                                 (AS AMENDED)

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

NOTE 1.  INTERIM FINANCIAL STATEMENTS

         The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q which mandate adherence to Rule 10-01 of Regulation S-X. Accordingly, these statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management of the Trust and the Corporation, all adjustments necessary for a fair presentation, consisting of only normal recurring accruals, have been included. The financial statements presented herein have been prepared in accordance with the accounting policies described in the registrants' Joint Annual Report on Form 10-K for the year ended December 31, 1994, (the "1994 Form 10-K"), and should be read in conjunction therewith.

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

/s/ MICHAEL W. MOONEY                                     /s/ KENNETH J. BIEHL
------------------------------                            ------------------------------
Michael W. Mooney                                         Kenneth J. Biehl
Vice President and Chief                                  Vice President
   Financial Officer                                      (Principal Accounting Officer)
(Principal Financial and
   Accounting Officer)

Date:  May 3, 1995