Form 10-Q/A
period 1995-06-30
STARWOOD LODGING TRUST; STARWOOD LODGING CORP
filed 1996-03-01
CIK 48595, 316206

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                 FORM 10-Q/A
                                 (AS AMENDED)

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


PRO FORMA FUNDS FROM OPERATIONS (FFO)

        Management believes that FFO (as defined by the National Association of Real Estate Investment Trusts(1)) is one measure of the financial performance of an equity REIT such as the Trust. For the six and three months ended June 30, 1995, FFO for the Trust and the Corporation combined, on a pro forma basis, increased to $24.8 million from $22.3 million for the corresponding period in 1995; and, for the quarter ended June 30, 1995 to $13.2 million from $11.9 million for the corresponding period in 1994. The following table shows the calculation of pro forma funds from operations for the Trust and the Corporation combined for the indicated periods:

                                                              Six Months Ended             Three Months Ended
                                                                  June 30,                      June 30,
                                                            -----------------------        ----------------------
                                                             1995             1994          1995            1994
                                                             ----             ----          ----            ----
                                                                               (in thousands)
Income before minority interest and
  extraordinary item ................................       $16,043         $13,925        $ 8,922        $ 8,018
Real estate depreciation and amortization, net of
  amortization of financing costs ...................         8,676           8,999          4,250          4,440
Loss on sales of hotel assets .......................           113            (592)                         (592)
                                                            -------         -------        -------        -------
                                  FUNDS FROM OPERATIONS     $24,832         $22,332        $13,172        $11,866
                                                            =======         =======        =======        =======

FFO from properties sold during 1994 was $360,000 and $127,000 for the six and three month periods ended June 30, 1994. Pro forma FFO, excluding properties sold in 1994, for the six and three months ended June 30, 1995, increased 13.0% from $22.0 million to $24.8 million and 12.2% from $11.9 million to $13.2 million, respectively, in the corresponding periods.

-------------------
(1) With respect to the presentation of FFO, management elected early adoption of the "new definition" as recommended in the March 1995 NAREIT White Paper on Funds from Operations beginning January 1, 1995. Management and industry analysts generally consider funds from operations to be one measure of the financial performance of any equity REIT that provides a relevant basis for comparison among REITs and it is presented to assist investors in analyzing the performance of the Company. Funds from operations is defined as income before minority interest (computed in accordance with generally accepted accounting principles), excluding gains (losses) from debt restructuring and sales of property, provision for losses, and real estate related depreciation and amortization (excluding amortization of financing costs). Funds from operations does not represent cash generated from operating activities in accordance with generally accepted accounting principles and is not necessarily indicative of cash available to fund cash needs. Funds from operations should not be considered an alternative to net income as an indication of the Company's financial performance or as an alternative to cash flows from operating activities as a measure of liquidity.

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