Form 10-Q/A
period 1995-09-30
STARWOOD LODGING TRUST; STARWOOD LODGING CORP
filed 1996-03-01
CIK 48595, 316206

================================================================================


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
                                                   ---         ---
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

Listed below are the effects each contributed and acquired hotel had on the combined pro forma statement of operations:


Acquired Properties                                                    For the Three Months Ended 9/30/95
-------------------                                   ----------------------------------------------------------------------
                                                          Omni            Sheraton           Embassy
                                                      Chapel Hill      Colony Square      Suites - Tempe          Total
                                                      -----------      -------------      --------------     ---------------

Hotel revenues..................................       $    -            $ 625,000           $ 236,000           $ 861,000
Hotel expenses..................................            -              594,000             343,000             937,000
Depreciation....................................            -              374,000             186,000             560,000
                                                       --------          ---------           ---------           ---------
Income (Loss) before minority interest..........       $    -            $(343,000)          $(293,000)          $(636,000)
                                                       ========          =========           =========           =========


Contributed Properties                                                 For the Three Months Ended 9/30/94
----------------------                             ------------------------------------------------------------------------------
                                                   Capitol Hill    French Quarter      Doubletree         Harvey
                                                      Suites           Suites        Rancho Bernardo      Wichita       Total
                                                   ------------    --------------    ---------------   ------------   -----------
Hotel Revenues...............................        $827,000         $891,000          $1,114,000      $  945,000     $3,777,000
Hotel expenses...............................         661,000          604,000             820,000       1,109,000      3,194,000
Depreciation.................................         139,000          215,000             121,000         149,000        624,000
                                                     --------         --------          ----------      ----------     ----------
Income (loss) before minority interest.......        $ 27,000         $ 72,000          $  173,000      $ (313,000)    $  (41,000)
                                                     ========         ========          ==========      ==========     ==========

                                                      Omni           Sheraton         Embassy
Acquired Properties                               Chapel Hill     Colony Square     Suites-Tempe        Total
------------------                                ------------    --------------    ------------    ------------
Hotel Revenues...............................      $871,000         $3,861,000        $1,210,000      $5,942,000
Hotel expenses...............................       679,000          2,923,000           960,000       4,562,000
Depreciation.................................       221,000          1,120,000           558,000       1,899,000
                                                   --------         ----------        ----------      ----------
Income (loss) before minority interest.......      $(29,000)        $ (182,000)       $ (308,000)     $ (519,000)
                                                   ========         ==========        ==========      ==========

                                                              For the Nine Months Ended 9/30/95
                                                  --------------------------------------------------------------
                                                      Omni           Sheraton         Embassy
Acquired Properties                                Chapel Hill     Colony Square     Suites-Tempe        Total
------------------                                ------------    --------------    ------------    ------------
Hotel Revenues...............................     $1,265,000        $9,557,000        $4,032,000      $14,854,000
Hotel expenses...............................        887,000         7,127,000         2,271,000       10,285,000
Depreciation.................................        163,000         2,073,000         1,229,000        3,465,000
                                                  ----------        ----------        ----------      -----------
Income (loss) before minority interest.......     $  215,000        $  357,000        $  532,000      $ 1,104,000
                                                  ==========        ==========        ==========      ===========


Contributed Properties                                                 For the Nine Months Ended 9/30/94
----------------------                             -----------------------------------------------------------------------------
                                                   Capitol Hill    French Quarter      Doubletree         Harvey
                                                      Suites           Suites        Rancho Bernardo      Wichita       Total
                                                   ------------    --------------    ---------------   ------------   ----------
Hotel Revenues...............................       $2,663,000       $3,487,000         $2,959,000      $2,737,000    $11,846,000
Hotel expenses...............................        1,739,000        2,324,000          2,184,000       2,918,000      9,165,000
Depreciation.................................          417,000          644,000            361,000         450,000      1,872,000
                                                    ----------       ----------         ----------      ----------    -----------
Income (loss) before minority interest.......       $  507,000       $  519,000         $  414,000      $ (631,000)   $   809,000
                                                    ==========       ==========         ==========      ==========    ===========

                                                          Omni            Sheraton           Embassy
Acquired Properties                                   Chapel Hill      Colony Square      Suites - Tempe          Total
-------------------                                   -----------      -------------      --------------     ---------------

Hotel revenues..................................       $2,155,000        $12,076,000         $4,526,000         $18,757,000
Hotel expenses..................................        1,421,000          9,154,000          2,756,000          13,331,000
Depreciation....................................          663,000          2,858,000          1,504,000           5,025,000
                                                       ----------        -----------         ----------         -----------
Income (Loss) before minority interest..........       $   71,000        $    64,000         $  266,000         $   401,000
                                                       ==========        ===========         ==========         ===========

NOTE 2.  NET INCOME

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

STARWOOD LODGING TRUST
STATEMENTS OF OPERATIONS
(Unaudited)

                                                                           Three Months Ended
                                                                              September 30,
                                                                     -------------------------------
                                                                        1995                 1994
                                                                     ----------           ----------
REVENUE
Rents from Corporation  . . . . . . . . . . . . . . . . . .          $7,319,000           $4,441,000
Interest from Corporation   . . . . . . . . . . . . . . . .           1,060,000              439,000
Interest from mortgage and other notes  . . . . . . . . . .           2,802,000              505,000
Rents from other leased hotel properties  . . . . . . . . .             221,000              242,000
Other   . . . . . . . . . . . . . . . . . . . . . . . . . .             361,000               47,000
Gain (loss) on sale   . . . . . . . . . . . . . . . . . . .             (12,000)
                                                                     ----------          -----------
                                                                     11,751,000            5,737,000
                                                                     ----------          -----------
EXPENSES
Interest  . . . . . . . . . . . . . . . . . . . . . . . . .             426,000            4,238,000
Depreciation and amortization   . . . . . . . . . . . . . .           2,342,000            1,269,000
Administrative and operating  . . . . . . . . . . . . . . .             405,000              460,000
Shareholder litigation expense  . . . . . . . . . . . . . .                                1,324,000
Provision for losses  . . . . . . . . . . . . . . . . . . .                                  759,000
                                                                     ----------          -----------
                                                                      3,173,000            8,050,000
                                                                     ----------          -----------
Income (loss) before extraordinary item and minority
interest  . . . . . . . . . . . . . . . . . . . . . . . . .           8,578,000           (2,313,000)
Minority interest   . . . . . . . . . . . . . . . . . . . .           2,581,000
                                                                     ----------          -----------
Income (loss) before extraordinary item   . . . . . . . . .           5,997,000           (2,313,000)
Extraordinary item (net of $1,084,000 minority interest). .          (2,518,000)
                                                                     ----------          -----------
                                          NET INCOME (LOSS)          $3,479,000          $(2,313,000)
                                                                     ==========          ===========
EARNINGS PER PAIRED SHARE
Income (loss) before extraordinary item   . . . . . . . . .               $0.43               $(1.14)
Extraordinary item  . . . . . . . . . . . . . . . . . . . .               (0.18)
                                                                     ----------          -----------
                                NET INCOME (LOSS) PER SHARE               $0.25               $(1.14)
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

                           STARWOOD LODGING TRUST AND
                          STARWOOD LODGING CORPORATION
                         NOTES TO FINANCIAL STATEMENTS


NOTE 1.  INTERIM FINANCIAL STATEMENTS

         The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q which mandate adherence to Rule 10-01 of Regulation S-X. Accordingly, these statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management of the Trust and the Corporation, all adjustments necessary for a fair presentation, consisting only of normal recurring accruals, have been included. The financial statements presented herein have been prepared in accordance with the accounting policies described in the Registrants' Joint Annual Report on Form 10-K for the year ended December 31, 1994 and should be read in conjunction therewith.

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

NOTE 6.  ADOPTION OF RECENT ACCOUNTING PRONOUNCEMENTS

         In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long Lived Assets and for Long Lived Assets to be Disposed Of". This statement shall be effective for financial statements for fiscal years beginning after December 15, 1995. Management believes that adoption of this standard will not have a material effect on its financial position or results of operations.

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

         Due to the impact of the Reorganization of the Companies and other transactions during 1995, management believes that the following discussion of the pro forma results of operations is more meaningful to the users of the financial statements for an understanding of the comparative operating results than the historical information which follows the discussion of the pro forma results of operations.

COMBINED PRO FORMA RESULTS OF OPERATIONS

PRO FORMA NET INCOME

         On a pro forma basis, combined net income for the third quarter of 1995 grew by 15.7 percent to $5.9 million, or $.43 per paired share, on combined revenues of $43.2 million, compared to combined net income of $5.1 million, or $.37 per paired share, on combined revenues of $40.2 million for the corresponding period in 1994. On a year-over-year-basis, while occupancy rates remained relatively constant, average daily rate (ADR) for the Companies' owned and operated nongaming hotels for the third quarter (including the Doral Inn for the last ten days of the third quarter in each year), increased 7.1 percent, from $66.23 to $70.90, and revenue per available room (REVPAR) for such hotels increased 6.5 percent, from $50.07 to $53.32. On a pro forma basis, for the first nine months of 1995, combined net income rose by 17.9 percent to
17.1 million on combined revenues of $127.0 million compared to combined net income of $14.5 million on combined revenues of $118.5 million for the comparable period in 1994. On a year-over-year basis, for the nine months ended September 30, 1995 ADR increased 6.8 percent, from $66.91 to $71.43 and REVPAR increased 7.8 percent, from $48.84 to $52.64 while occupancy rates increased slightly.

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

SELF MANAGEMENT

         As discussed above, Operating has assumed management of five hotels acquired since the Offering as well as five continuously owned properties consistent with its business objective to capture the economic benefits otherwise retained by a third-party operator. Of the remaining five third-party management agreements currently in place, all, except for the Harvey Wichita Hotel, are expected to be terminated by the end of the first quarter of 1996. Management believes that the assumption of direct control over the operations of these hotels will allow the Companies to effectively use their experience to improve operations, implement renovations and expansions and align hotel chain affiliations to further increase FFO.

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

                            FRANCHISE AFFILIATIONS


                                                                    Pro Forma
                                                                Nine Months Ended
                                          Number of             September 30, 1995           Percentage of
Franchise Systems                           Rooms                 Gross Revenues            Gross Revenues
-----------------                         ---------             ------------------          --------------
Sheraton                                      462                    $12,616                       13.0%
Embassy Suites                                451                     10,432                       10.8%
Best Western                                  786                      9,593                        9.9%
Marriott                                      393                      9,407                        9.7%
Days Inn                                      263                      4,924                        5.1%
Harvey                                        259                      4,262                        4.4%
Omni                                          168                      3,945                        4.1%
Doubletree                                    209                      3,303                        3.4%
West Coast                                    155                      3,272                        3.4%
Radisson                                      195                      3,168                        3.3%
Residence Inn                                  96                      2,483                        2.6%
Holiday Inn                                   151                      2,295                        2.4%
Doral                                         652                        672                        0.7%
                                            -----                     ------                      -----
                       Subtotal             4,240                     70,372                       72.7%
Independent hotels                          1,510                     26,433                       27.3%
                                            -----                     ------                      -----
                          Total             5,750                    $96,805                      100.0%
                                            =====                     ======                      =====

                          GEOGRAPHIC DIVERSIFICATION


                                                                     Nine Months Ended
                                                                     September 30,1995           Percentage
                                    No. of           No. of              Pro Forma                of Gross
State                               Hotels           Rooms             Gross Revenues             Revenues
--------------                      ------           ------          -----------------           ----------
Georgia                               3                755                 $16,212                   16.7%
Arizona                               3                600                  12,838                   13.3%
Washington                            4                566                  11,846                   12.2%
Wisconsin                             1                393                   9,407                    9.7%
Oregon                                2                310                   5,913                    6.1%
Texas                                 2                620                   5,140                    5.3%
New Mexico                            2                289                   4,330                    4.5%
Kansas                                1                259                   4,262                    4.4%
North Carolina                        1                168                   3,945                    4.1%
Michigan                              1                151                   4,017                    4.1%
Kentucky                              1                155                   3,899                    4.0%
California                            1                209                   3,303                    3.4%
Florida                               1                195                   3,168                    3.3%
Washington, DC                        1                152                   2,985                    3.1%
Virginia                              1                 96                   2,483                    2.6%
Ohio                                  1                180                   2,385                    2.5%
New York                              1                652                     672                    0.7%
                                      --             -----                  ------                  -----
                   TOTALS:            27             5,750                 $96,805                  100.0%
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

        In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long Lived Assets and for Long Lived Assets to be Disposed Of". This statement shall be effective for financial statements for fiscal years beginning after December 15, 1995. Management believes that adoption of this standard will not have a material effect on its financial position or results of operations.

COMBINED LIQUIDITY AND CAPITAL RESOURCES

         Cash Flow Provided by Operating Activities. The principal source of cash to be used to fund the Companies' operating expenses, interest expense, recurring capital expenditures and dividend payments by the Trust will be cash flow provided by operating activities. The Companies anticipate that their cash flow provided by operating activities will provide the necessary funds on a short and long term basis to meet their cash requirements including all distributions to shareholders by the Trust. The Trust commenced paying dividends in the fourth quarter of 1995 by declaring a dividend of $0.47 per share for the quarter ending September 30, 1995.
         Cash flows from Investing and Financing Activities. Additionally, the Companies intend to finance the acquisition of additional hotel properties, hotel renovations and capital improvements and provide for general corporate purposes through two loan facilities with affiliates of Lehman Brothers, Inc. and, when market conditions warrant, to issue additional equity or debt securities. In October 1995, Realty modified its agreement with Lehman Commercial Paper Inc., to increase its 18-month financing facility to $71 million from $45 million, which facility is secured by certain mortgage loans owned by Realty (the "Financing"). Interest accrues at a rate equal to the one-month LIBOR plus 1.5% for the first 12 months, and the one-month LIBOR plus 1.75% thereafter. As of September 30, 1995, Realty had borrowed $44.6 million under the Financing. Additionally, the Companies have entered into an agreement with affiliates of Lehman Brothers, Inc. to provide a 3-year, $135 million secured revolving credit (the "Acquisition Facility"). Amounts drawn under the Acquisition Facility accrue interest at a rate equal to the one, two or three month LIBOR at the

Companies' option plus 1.625%. The Acquisition Facility is secured by certain properties of the Companies and may be secured by other properties acquired by the Companies, all on a cross-collateralized basis. As of September 30, 1995, Realty had borrowed $20 million under the Acquisition Facility. Subsequent to September 30, 1995, the Companies borrowed an additional $38.9 million under the Acquisition Facility to purchase the Lenox Inn and Terrace Garden Inn.

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

        As previously discussed, the Companies have commenced an approximately $9.0 million major renovation and conversion of the Dallas Park Central Hotel to a Radisson, a $5.0 million renovation of the Atlanta Sheraton Colony Square Hotel and a $2.0 million renovation of the Portland Riverside Inn. Major and minor renovations of other hotels are also being contemplated. Management believes the renovations should result in increases in REVPAR and profitability. Sources of capital for major building renovations and expansions are expected to be: (i) excess funds from operations, (ii) additional debt financing, and (iii) additional equity raised in the public and private markets. From the date of the Reorganization to the date of the filing of this report, the Companies have acquired over $164 million in hotel assets ($113 million including recurring capital expenditures for the nine month period ended September 30, 1995). As part of their investment strategy, the Companies plan to acquire additional hotels. Future acquisitions are expected to be funded through use of the Acquisition Facility or other borrowings and the issuance of additional equity or debt securities. The Companies intend to incur additional indebtedness in a manner consistent with their policy of maintaining a Ratio of Debt-to-Total Market Capitalization of not more than 50%. Management of each of the Trust and of the Corporation belives that it will have access to capital resources sufficient to satisfy the cash requirements of each of the Trust and the Corporation and to expand and develop their business in accordance with their strategy for future growth.

        Pro Forma Funds From Operations. Management believes that FFO is one measure of financial performance of an equity REIT such as the Trust. On a pro forma basis, combined FFO (as defined by the National Association of Real Estate Investment Trusts(1)) for the third quarter of 1995 grew by 14.0 percent to $13.0 million compared to combined FFO of $11.4 million for the corresponding period in 1994. On a pro forma basis, for the first nine months of 1995, combined FFO rose by 13.2 percent to $37.8 million compared to combined FFO of $33.4 million on combined revenues of $118.5 million for the comparable period in 1994. The following table shows the calculation of pro forma combined FFO for the indicated periods:

(1) With respect to the presentation of FFO, management elected early adoption of the "new definition" as recommended in the March 1995 NAREIT White Paper on Funds from Operations beginning January 1, 1995. Management and industry analysts generally consider funds from operations to be one measure of the financial performance of an equity REIT that provides a relevant basis for comparison among REITs and it is presented to assist investors in analyzing the performance of the Company. Funds from operations is defined as income before minority interest (computed in accordance with generally accepted accounting principles), excluding gains (losses) from debt restructuring and sales of property and real estate related depreciation and amortization (excluding amortization of financing costs). Funds from operations does not represent cash generated from operating activities in accordance with generally accepted accounting principles and is not necessarily indicative of cash available to fund cash needs. Funds from operations should not be considered an alternative to net income as an indication of the Company's financial performance or as an alternative to cash flows from operating activities as a measure of liquidity.




                                                         Three Months Ended             Nine Months Ended
                                                            September 30,                 September 30,
                                                         -------------------           ------------------
                                                         1995           1994           1995          1994
                                                         ----           ----           ----          ----
                                                                          (in thousands)
Income (loss) before minority interest and
  extraordinary item  . . . . . . . . . . . . . . .      $8,412        $ 7,146        $24,455        $20,711
Real estate related depreciation and
  amortization, net of amortization
  of financing costs  . . . . . . . . . . . . . . .       4,557          4,378         13,233         13,377
Gain (loss) on sales of hotel assets  . . . . . . .          12            (78)           125           (670)
                                                        -------        -------        -------        -------
Funds from Operations . . . . . . . . . . . . . . .     $12,981        $11,446        $37,813        $33,418
                                                        =======        =======        =======        =======

FFO includes $430,000 of interest income recognized in excess of the actual cash received on mortgage notes receivable (as a result of the notes having been purchased at a discount) for the third quarter of 1995 and 1994 and $975,000 of such income for the nine months ended September 30, 1995 and 1994. HISTORICAL RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994

         The following discussion and analysis of the historical results of operations for the three and nine months ended September 30, 1995 give effect to transactions on the actual date they were consummated: in the case of the Reorganization, as of January 1, 1995; in the case of the Offering, July 6, 1995 and in the case of acquisitions of hotel properties as of the date each was purchased.
        Combined Funds From Operations. Management believes that FFO is one measure of financial performance of an equity REIT such as the Trust.
Combined FFO for the third quarter of 1995 grew by 373 percent to $12.7 million compared to combined FFO of $2.7 million, for the corresponding period in 1994. For the first nine months of 1995, combined FFO rose by 232 percent to $22.2 million compared to combined FFO of $6.7 million on combined revenues of $112.1 million for the comparable period in 1994. The following table shows the calculation of pro forma combined FFO for the indicated periods:

                                                         Three Months Ended             Nine Months Ended
                                                            September 30,                 September 30,
                                                         -------------------           ------------------
                                                         1995           1994           1995          1994
                                                         ----           ----           ----          ----
                                                                          (in thousands)
Income (loss) before minority interest and
  extraordinary item  . . . . . . . . . . . . . . .      $8,642        $(2,715)       $12,348        $(2,117)
Shareholder litigation expenses . . . . . . . . . .           -          2,648              -          2,648
Provision for loss  . . . . . . . . . . . . . . . .           -            759              -            759
Real estate related depreciation and
  amortization, net of amortization
  of financing costs  . . . . . . . . . . . . . . .       3,997          2,061          9,768          6,074
Gain (loss) on sales of hotel assets  . . . . . . .          12            (78)           125           (670)
                                                        -------        -------        -------        -------
Funds from Operations . . . . . . . . . . . . . . .     $12,651        $ 2,675        $22,241        $ 6,694
                                                        =======        =======        =======        =======

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

         Gaming revenues for the third quarter of 1995 as compared to the corresponding period of 1994 decreased by $222,000 or 3.3% to $6.5 million. Gaming revenues for the nine months ended September 30, 1995 decreased $719,000 or 3.4% compared to the corresponding period of 1994. Management believes that the lower revenues at the two gaming facilities are a result of decreased travel to the Las Vegas area and of public road construction activity (which was completed in 1995) adjacent to the Bourbon Street Hotel and Casino which reduced vehicular and pedestrian traffic.

         Gaming gross margin for the third quarter of 1995 was $541,000, or 8.2% of gaming revenues, as compared to $544,000, or 8.0% of gaming revenues, for the third quarter of 1994. Gaming gross margin for the nine months ended September 30, 1995 was $2.0 million, or 9.9% of gaming revenues, as compared to $2.7 million, or 12.8% of gaming revenues, for the corresponding period of 1994. Management believes that lower win percentages as well as decreased travel to the Las Vegas area resulted in the decrease in gross margin for the nine months ended September 30, 1995. Management believes that operating performance from its gaming assets in the following year will be comparable to that of the last twelve months.

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

         The plaintiffs and defendants in the Shareholder Actions entered into stipulations of settlement providing for the release of all claims that were or might have been made in the Shareholder Actions and provided for a $3,250,000 cash settlement fund which, after payment of fees and expenses of plaintiffs' counsel, will be distributed to the certified plaintiff classes. The Trust and the Corporation have paid $400,000 (which amount was previously accrued) into the settlement fund, with the balance of the settlement being paid by the insurance company that issued the directors and officers policy applicable to the period to which the Shareholder Actions relate and by two former officers and Trustees of the Trust. The Trust and the Corporation have also agreed to pay the legal fees and other costs incurred prior to October 12, 1993 by the defendants in the Shareholder Actions. Holders of approximately 200,000 Paired Shares opted out of the settlement.

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