Form 10-K
period 1995-12-31
STARWOOD LODGING TRUST; STARWOOD LODGING CORP
filed 1996-03-07
CIK 48595, 316206

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                   FORM 10-K


[x] JOINT ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended         December 31, 1995

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from    _____ to _____

                           Commission File Number:  1-6828                             Commission File Number:  1-7959

                                  STARWOOD LODGING                                             STARWOOD LODGING
                                        TRUST                                                     CORPORATION
                    (Exact name of registrant as specified in its               (Exact name of registrant as specified in its
                                       charter)                                                   charter)

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

                          11835 W. Olympic Blvd., Suite 695                           11835 W. Olympic Blvd., Suite 675
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
                                                       ---        ---

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of each Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ].

    As of February 23, 1996, the aggregate market value of the Registrants' voting stock held by non-affiliates(1) was $462,822,000.

    As of February 23, 1996, the Registrants had outstanding 13,822,617 Trust Shares and 13,822,617 Corporation Shares.





 __________________________________

      1 For purposes of this Joint Annual Report only, includes all voting shares other than those held by the Registrants'
 Trustees or Directors and executive officers.

                               TABLE OF CONTENTS

         Item
        Number
       in Form
         10-K                                            PART I                                        Page
         ----                                                                                          ----
          1.           Business  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           1

          2.           Properties  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           8

          3.           Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . . . .          25

          4.           Submission of Matters to a Vote of Security Holders . . . . . . . . . .          26

                                                        PART II

          5.           Market for Registrants' Common Equity and Related
                       Stockholder Matters . . . . . . . . . . . . . . . . . . . . . . . . . .          28

          6.           Selected Financial Data . . . . . . . . . . . . . . . . . . . . . . . .          30

          7.           Management's Discussion and Analysis of Financial Condition
                        and Results of Operations. . . . . . . . . . . . . . . . . . . . . . .          31

          8.           Financial Statements and Supplementary Data . . . . . . . . . . . . . .          39

          9.           Changes in and Disagreements with Accountants on
                       Accounting and Financial Disclosure . . . . . . . . . . . . . . . . . .          39

                                                        PART III

         10.           Trustees, Directors and Executive Officers of the Registrants . . . . .          39

         11.           Executive Compensation  . . . . . . . . . . . . . . . . . . . . . . . .          43

         12.           Security Ownership of Certain Beneficial Owners and Management  . . . .
                                                                                                        48
         13.           Certain Relationships and Related Transactions  . . . . . . . . . . . .          50

                                                        PART IV

         14.           Exhibits, Financial Statements, Financial Statement Schedules
                       and Reports on Form 8-K . . . . . . . . . . . . . . . . . . . . . . . .          54

                                     PART I

ITEM 1.  BUSINESS.

                 Starwood Lodging Trust, formerly Hotel Investors Trust (the "Trust"), was organized in 1969 as a Maryland real estate investment trust, and has invested in fee, ground leasehold and mortgage loan interests in hotel properties located throughout the United States.

                 In order for the Trust to qualify for favorable tax status as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986 (the "Code"), the Trust leases its properties to third party operators. In 1980, Starwood Lodging Corporation, formerly Hotel Investors Corporation (the "Corporation" and, together with the Trust, "Starwood Lodging"), was organized as a Maryland corporation and has leased hotel properties from the Trust since that date.

                 Unless the context otherwise requires, all references herein to "Starwood Lodging" refer to the Trust and the Corporation, and all references to the "Trust" and to the "Corporation" include the Trust and the Corporation, respectively, and those entities respectively owned or controlled by the Trust or the Corporation, including the Realty Partnership (defined below) and the Operating Partnership (defined below).

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

                 At December 31, 1995, Starwood Lodging owned equity interests in 36 hotel properties, including two hotel/casinos, and owned mortgage interests in another 13 hotel properties. At such date, of the 36 hotels in which Starwood Lodging owned an equity interest (including the two hotel/casinos), four hotels were being managed by third-party operators and three hotels were leased to a third-party operator. For information as to such interests and properties, see Item 2 of this Joint Annual Report.

                              ACQUISITION STRATEGY

                 Starwood Lodging intends to continue to expand and diversify its hotel portfolio through the acquisition of primarily midscale and upscale hotels in major metropolitan areas. Starwood Lodging believes that hotels primarily in these segments can be purchased at prices below replacement cost and offer better potential for cash flow growth than hotels in other market segments. Starwood Lodging generally seeks investments in hotels where management believes that such hotels' profits can be increased by the introduction of more professional and efficient management techniques or the injection of capital for maintenance and renovations. Properties are targeted throughout the United States, but Starwood Lodging generally focuses on markets located near other properties owned and operated by Starwood Lodging, markets with significant barriers to entry or markets with stable demand generators such as universities, government agencies or large companies.

                 Consistent with this strategy, Starwood Lodging acquired equity and mortgage interests in the following hotels during 1995:

                                                                                       Approximate
                                                                           Date of       Purchase
                           Hotel                      Location            Purchase     Price (000s)       Rooms
                           -----                      --------            --------     ------------       -----
                    Omni                           Chapel Hill, NC         4/6/95        $  10,500         168
                    Sheraton Colony Square         Atlanta, GA             7/18/95          34,000         462
                    Embassy Suites                 Tempe, AZ               7/27/95          19,300         224
                    Doral Inn                      New York, NY            9/20/95          43,000         652
                    Grand Hotel (1)                Washington, DC          9/28/95          19,500         263
                    Terrace Garden                 Atlanta, GA            10/31/95          27,900         364
                    Lenox Inn                      Atlanta, GA            10/31/95           9,000         180
                    Holiday Inn                    Beltsville, MD         11/30/95          11,500         206
                                                                                          --------       -----
                                                                                          $174,700       2,519
                                                                                          ========       =====

(1) Represents a mortgage interest. The equity interest was purchased on January 4, 1996 for approximately $13.5 million. This hotel is now known as the Westin Washington.

                 In addition, during the first month of 1996, Starwood Lodging completed the acquisition of the Grand Hotel in Washington D.C. for an additional $13.5 million and for approximately $41.6 million, acquired a 58.2% interest in a joint venture that acquired the 960-room Boston Park Plaza and related real estate assets in Boston, Massachusetts.

                 Starwood Lodging is evaluating numerous other hotel properties for acquisition, and as of the date of this Joint Annual Report has entered into agreements to purchase and has made offers on eight properties in the aggregate amount of approximately $170 million, all but one of which are subject to the satisfaction of a number of conditions prior to closing. Starwood Lodging has fully performed under such other agreement to purchase; however, the closing remains subject to certain limited conditions on the part of the other parties. Starwood Lodging intends to finance the acquisition of these or other hotel properties through cash flow from operations, through borrowings under credit facilities and, when market conditions warrant, through the issuance of debt or equity securities.

                 The Trust and the Corporation intend that the Operating Partnership lease and operate hotels owned or acquired by the Realty Partnership thereby retaining for shareholders the economic benefits otherwise retained by third party operators. During 1995, the

Operating Partnership assumed management of 13 hotels and in January of 1996 assumed management of the Grand Hotel in Washington, D.C. (now a Westin hotel) and the Boston Park Plaza. In addition, in early 1996, the Operating Partnership expects to terminate two of the third-party management agreements currently in place for three hotels which are currently majority owned by the Realty Partnership and operated on behalf of the Operating Partnership by third-party management companies. Upon such termination, the Operating Partnership intends to assume the management of these hotels.

                               THE REORGANIZATION

                 On January 31, 1995 (the "Closing Date"), the Trust and the Corporation consummated a reorganization (the "Reorganization") with Starwood Capital Group, L.P. ("Starwood Capital") and certain affiliates of Starwood Capital (the "Starwood Partners") effective January 1, 1995.

                 The Reorganization involved a number of related transactions that occurred simultaneously on the Closing Date. Such transactions included
(i) the contribution by the Trust to SLT Realty Limited Partnership (the "Realty Partnership"), a newly formed Delaware limited partnership, of substantially all of the properties and assets of the Trust, subject to substantially all of the liabilities of the Trust (including the senior debt (the "Senior Debt") of the Trust), in exchange for an approximate 28.3% interest as a general partner in the Realty Partnership, (ii) the contribution by the Starwood Partners to the Realty Partnership of approximately $12.6 million in cash and certain hotel properties and first mortgage notes, in exchange for limited partnership units representing the remaining approximate 71.7% interest in the Realty Partnership, (iii) the contribution by the Corporation and its subsidiaries to SLC Operating Limited Partnership (the "Operating Partnership" and together with the Realty Partnership, the "Partnerships"), a newly formed Delaware limited partnership, of substantially all of their properties and operating assets (except for their gaming assets, which are to be contributed upon approval by Nevada gaming authorities), subject to substantially all of their liabilities, in exchange for an approximate 28.3% interest as a general partner in the Operating Partnership, and (iv) the contribution by the Starwood Partners to the Operating Partnership of approximately $1.4 million in cash and fixtures, furnishings and equipment of the hotel properties, in exchange for limited partnership units representing the remaining approximate 71.7% interest in the Operating Partnership. On March 24, 1995, a Starwood Partner exchanged $12 million of Senior Debt for additional limited partnership units of the Realty Partnership and the Operating Partnership resulting in the Starwood Partners owning approximately 74.6% of each of the Partnerships.

                 The following equity interests and mortgage notes were contributed to the Realty Partnership by the Starwood Partners in the
Reorganization:

 Equity Interests contributed as part of the Reorganization:

                      Hotel                      Location                Rooms
                      -----                      --------                -----
               Doubletree Hotel           Rancho Bernardo, California     209
               Capitol Hill Suites        Washington, D.C.                152
               Harvey Wichita             Wichita, Kansas                 259
               French Quarter Suites      Lexington, Kentucky             155

Mortgage notes contributed as part of the Reorganization:

                 Hotel                          Outstanding Principal
               Securing                               Balance on
                 Note                              January 1, 1995
               --------                         ---------------------
 Harvey Hotel Addison (1)  . . . . . .               $10,403,000
 Harvey Hotel Bristol (1)  . . . . . .                16,645,000
 Harvey Hotel DFW (1)  . . . . . . . .                25,892,000
 Atlantic City Quality Inn (2) . . . .                11,411,000
 Secaucus, New Jersey Ramada (2) . . .                12,458,000
                                                     -----------
                                                     $76,809,000
------------------                                   ===========

(1) Represent first mortgage notes bearing interest at 8% payable quarterly in arrears. The mortgage notes have a 15-year amortization period and a balloon payment at maturity. The mortgage notes mature on December 31, 2002 and are cross-collateralized.

(2) The mortgage notes bear interest at various rates and are payable monthly in arrears, except that for the months of November 1994 through April 1995, debt service for the Atlantic City Quality Inn was to accrue and be paid from excess cash flow. Commencing May 1, 1995 fixed payments of debt service were required to be resumed. The mortgages mature between 1996 and 2010.

As part of the Reorganization, the Realty Partnership assumed certain mortgage notes payable, all of which were refinanced during 1995 with the proceeds of the Prior Credit Agreement (defined below) or the Facilities (defined below). The terms of the assumed mortgage notes are summarized as follows:

       A $39,013,000 note issued in connection with the acquisition of the Harvey mortgage notes receivable under the terms of a Loan Agreement with a third party dated October 15, 1993. The note was nonrecourse, was to mature on January 31, 2003 and bore interest on a monthly basis at variable rates based on the London Interbank Offer Rate ("LIBOR") plus 3%.

       A $2,122,000 construction loan funded in 1994 and used to renovate the Harvey Wichita Hotel. The note bore interest at 7.5%. Principal and interest was payable monthly and the note was to mature in the year 2000.

In addition, as part of the Reorganization, the Realty Partnership assumed other mortgage notes payable in the aggregate principal amount of $17,750,000, which notes were refinanced with the proceeds of the Loan (defined below) pursuant to the Prior Credit Agreement.

                                  THE OFFERING

               On July 6, 1995, Starwood Lodging completed a public offering (the "Offering") of 11,787,500 Paired Shares at a price of $23.00 per Paired Share. Net proceeds of the Offering of approximately $245.7 million in aggregate were contributed by the Trust and the Corporation to the Realty Partnership and the Operating Partnership, respectively, thereby increasing the general partnership interest of the Trust and the Corporation to approximately 69.9% of the Realty Partnership and the Operating Partnership, respectively, with the Starwood Partners' limited partnership interests representing the remaining approximate 30.1% interest in each of the Partnerships. Proceeds from the Offering were used to repay amounts outstanding under the Prior Credit Agreement. Shortly prior to the Offering, the Trust and the Corporation effected a one-for-six reverse stock split of the Paired Shares in which each six Paired Shares held on the record date for the reverse split were converted into one Paired Share.

                                   STRUCTURE

               As of the date of this Joint Annual Report, the structure of Starwood Lodging is as follows:



                              Holders of Paired Shares


            Starwood Lodging                       Starwood Lodging
                 Trust            Shares are          Corporation
           Owns 69.9% of SLT  ------------------   Owns 69.9% of SLC
             Realty Limited         Paired         Operating Limited
               Partnership                            Partnership

               SLT Realty                             SLT Operating
          Limited Partnership                      Limited Partnership

                               Starwood Partners
                        Own 30.1% of each of SLT Realty
                     Limited Partnership and SLC Operating
                             Limited Partnership

               The limited partnership units of the Realty Partnership and the Operating Partnership held by the Starwood Partners are (subject to the ownership limit provisions of the Trust and the Corporation) exchangeable by the Starwood Partners, for, at the option of the Trust and the Corporation, either cash, Paired Shares of Starwood Lodging representing up to approximately 30.1% of the Paired Shares after such exchange, or a combination of cash and such Paired Shares. The ownership limit provisions of Starwood Lodging are designed to preserve the status of the Trust as a REIT for tax purposes by providing that in general no shareholder may own, directly or indirectly, more than 8% of the outstanding Paired Shares.

               Since the Reorganization, the Trust has conducted substantially all of its business and operations through the Realty Partnership. As of December 31, 1995, the Realty Partnership held fee interests, ground leaseholds and mortgage loan interests in 49 hotel properties containing over 10,500 rooms located in 21 states throughout the United States and the District of Columbia. The Trust controls the Realty Partnership as the sole general partner of the Realty Partnership.

               Since the Reorganization, the Corporation (together with its wholly-owned subsidiaries) has conducted substantially all of its business and operations (other than its gaming operations) through the Operating Partnership. As of December 31, 1995, the Operating Partnership leased from the Realty Partnership all but four of the 35 hotel properties owned in fee or held pursuant to long-term leases by the Realty Partnership. In addition, the Operating Partnership owns a 51% general partnership interest in a joint venture that owns the Milwaukee Marriott hotel.

                                GAMING APPROVALS

               Upon receipt of Nevada gaming regulatory approvals, the Corporation will control the Operating Partnership as its managing general partner. Prior to the receipt of such approvals, the Operating Partnership is being managed by a management committee, the members of which are identical to the members of the Board of Directors of the Corporation that will hold office upon receipt of Nevada gaming regulatory approvals (see Item 10 of this Joint Annual Report) and the gaming operations (which consist of two hotel/casinos located in Las Vegas, Nevada) are being operated through Hotel Investors Corporation of Nevada ("HICN") a wholly-owned subsidiary of the Corporation. Upon receipt of such approvals (or such time as such approvals are no longer required), HICN will become a wholly-owned subsidiary of the Operating Partnership. Nevada gaming regulatory approvals are expected to be received by the end of 1997.

                               CREDIT FACILITIES

               On July 25, 1995, the Realty Partnership and the Trust, entered into a Mortgage Loan Funding Facility Agreement (together with subsequent amendments the "Repo Facility") with Lehman Commercial Paper Inc. ("Lehman Commercial Paper"). Pursuant to the Repo Facility, Lehman Commercial Paper has agreed to advance up to $71 million to the Realty Partnership for a period of 18 months ending January 25, 1997. Advances under the Repo Facility bear interest at a rate based on one month LIBOR plus 150 basis points for the period ending July 25, 1996 and one month LIBOR plus 175 basis points thereafter and are secured by certain mortgage notes receivable and other collateral of the Realty Partnership.

               On October 25, 1995, the Realty Partnership and the Trust entered into a line of credit agreement (together with subsequent amendments, the "Acquisition Facility") with Lehman Brothers Holdings, Inc ("Lehman Holdings") pursuant to which Lehman Holdings agreed to make advances to the Realty Partnership of up to $135 million for a period expiring on October 1, 1998. The Acquisition Facility superseded and replaced the Prior Credit Agreement.

               Advances under the Acquisition Facility bear interest at a rate based upon one, two or three-month LIBOR plus 162.5 basis points and are secured by liens on 29 of the hotel equity interests of the Realty Partnership and may be secured by other properties, all on a cross-collateralized basis. A $60 million portion of the Acquisition Facility is being syndicated. Up to $58 million of the obligations under the Acquisition Facility has been guaranteed by the Operating Partnership, in consideration for the cancellation by the Realty Partnership of intercompany indebtedness in 1994. Such guaranty is secured by first priority liens on all of the assets of the Operating Partnership relating to the hotels owned or leased by the Realty Partnership which are subject to liens under the Acquisition Facility.

               The Repo Facility and the Acquisition Facility (together, the "Facilities") contain a number of covenants including (i) a requirement that the Realty Partnership maintain a net worth equal to at least $215 million plus 75% of the net proceeds of equity offerings by the Trust; (ii) a restriction on the ability of the Realty Partnership and the Trust to incur combined indebtedness in excess of 55% of the net book value of their combined assets; and (iii) maintenance of certain loan to value and debt service coverage ratios. The Facilities also provide a right of the Trust and the Corporation, subject to certain limitations, to pay distributions to their shareholders.
See Item 5 - Distributions of this Joint Annual Report.

               In addition, on January 17, 1996, the Realty Partnership entered into $100 million in notional amount Treasury Lock Transactions with Merrill Lynch and Chemical Bank. The transactions have the effect of fixing the base interest rate at 5.7 percent for up to $100 million of debt, with an assumed term of seven years from October 15, 1996, issued by the Realty Partnership on or before October 15, 1996. The actual rate of interest is expected to be the base rate plus an amount determined at the time of issuance based on several factors including, without limitation, any credit enhancements provided by Starwood Lodging, the terms and conditions of the specific transaction, and then existing market conditions.

                             PRIOR DEBT REFINANCING

               On March 24, 1995, the Realty Partnership and the Trust entered into an Amended and Restated Credit Agreement (the "Prior Credit Agreement") pursuant to which the Realty Partnership borrowed $131.75 million (the "Loan") primarily to refinance all outstanding Senior Debt and approximately $27 million of first mortgage debt. The Loan was to mature on April 1, 1997 and bore interest at a rate based on LIBOR plus 300 basis points. All amounts outstanding under the Prior Credit Agreement were repaid with a portion of the proceeds of the Offering and the Prior Credit Agreement was superseded and replaced by the Acquisition Facility.

                           TAX STATUS OF THE TRUST

                 The Trust intends to elect to be taxed as a REIT, commencing with its taxable year ended December 31, 1995. The Trust expects to make this election for the year ended December 31, 1995 when it files its tax return for such period, which is due no later than September 15, 1996. The Trust was taxed as a REIT beginning in 1969 through and including its taxable year ended December 31, 1990. During 1994, the Trust discovered that it may not have qualified as a REIT in 1991 through 1994 due to its failure to comply with certain procedural requirements of the Code. The Trust requested and received a letter from the Internal Revenue Service providing that the Trust's election to be taxed as a REIT terminated beginning with the Trust's taxable year ended December 31, 1991 and permitting the Trust to re-elect to be taxed as a REIT commencing with its taxable year ended December 31, 1995. Because the Trust had net losses for tax purposes for its 1991 through 1994 taxable years, the Trust does not owe any federal income tax for such years.

                              OTHER INFORMATION

                 Seasonality and Competition. The hotel industry is seasonal in nature. Generally, hotel revenues are greater in the second and third quarters than in the first and fourth quarters due to generally decreased travel during the winter months.

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

                 In connection with the Acquisition Facility, preliminary or "Phase I" environmental site assessments were prepared with respect to 29 of the Trust's fee interest and ground leasehold properties. The results of the Phase I assessments and subsequent "Phase II" assessments performed at six of the properties led to an assessment by the Trust and its outside consultants that the Trust's overall potential for environmental impairment was low.

                 A release of petroleum from an underground storage tank at the Bay Valley Hotel and Resort was reported to the appropriate state agency in 1992. After the tank and surrounding soils were removed, additional soils and groundwater testing was performed, which revealed environmental contamination in a localized area. Environmental testing has been performed to identify the vertical and horizontal extent of the contamination released from the tank.
The consultant initially proposed to remedy the contamination through installation of a groundwater pump and treatment system to capture and treat impacted groundwater and excavation of about 390 cubic yards of impacted soil. Recent amendments to the relevant state environmental clean-up laws reduced the extent of the clean-up required at the site and the Trust is now only required to monitor the site. Any further remediation costs that are incurred will be borne by the Realty Partnership.

                 With respect to the remaining majority owned fee-interest properties, a 1991 Phase I environmental assessment and a tank leak test conducted at the Bourbon Street Hotel in early 1992 and a Phase I environmental assessment prepared for the Milwaukee Marriott in 1991 revealed no material impairments. The last six properties acquired by Starwood Lodging (the Doral Inn in New York, New York, the Terrace Garden Inn and Lenox Inn in Atlanta, Georgia, the Holiday Inn in Beltsville, Maryland, the Grand Hotel in Washington, D.C., and the Boston Park Plaza in Boston, Massachusetts) had Phase I environmental assessments prepared in 1995 which evidenced no material impairments.

                 Based upon the environmental reports described above, the Trust believes that a substantial number of its hotels incorporate potentially asbestos-containing materials. Under applicable current Federal, state and local laws, asbestos need not be removed from or encapsulated in a hotel unless and until the hotel is renovated or remodeled. The Trust has asbestos operation and maintenance plans for each property testing positive for asbestos.

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

                 Employees. As of December 31, 1995, the Trust had four employees and the Corporation had approximately 3,800 employees.

                 The Trust's executive offices are located at 11835 West Olympic Boulevard, Suite 695, Los Angeles, California 90064 (telephone (310) 575-3900) and the Corporation's executive offices are located at 11835 West Olympic Boulevard, Suite 675, Los Angeles, California 90064 (telephone (310) 575-3900).

                 Financial information with respect to the two segments of the hospitality industry (hotels and gaming) in which the Corporation operates is included in Note 16 of the Notes to Financial Statements included in Item 8 of this Joint Annual Report.

ITEM 2.  PROPERTIES.

                 At December 31, 1995, the Trust owned and the Corporation operated and managed, a portfolio of hotel assets, including fee, ground leasehold and first mortgage interests. At such date, all but four of the Trust's fee and ground leasehold hotels were leased to the Corporation or its subsidiaries pursuant to leases between the Trust and the Corporation (the "Intercompany Leases").

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

                 Accordingly, since the Reorganization, the Trust has conducted substantially all of its business and operations through the Realty Partnership and the Corporation has conducted substantially all of its business and operations (other than its gaming operations) through the Operating Partnership. As of the date of this Joint Annual Report, the Trust had an approximate 69.9% interest in the Realty Partnership and the Corporation had an approximate 69.9% interest in the Operating Partnership.

                      THE TRUST AND THE REALTY PARTNERSHIP

                 Equity Investments. As of December 31, 1995, the Trust had equity investments in 35 properties (including two hotel/casinos) containing a total of over 7,100 guest rooms. As of that date, the Trust owned fee interests in 30 hotels (including two hotel/casinos), held three hotels pursuant to ground leases, owned one hotel partially in fee and partially pursuant to a ground lease, and also had a 5% equity interest in, and was the general partner of, a limited partnership that owns the Omaha Marriott Hotel which contains 303 guestrooms. See Note 11 to the Financial Statements included in Item 8 of this Joint Annual Report. Of the 35 hotels in which the Trust had an equity interest at December 31, 1995, 23 operate under one of the following nationally recognized names: Sheraton(R),

Marriott(R), Doubletree(R), Omni(R), Radisson(R), Embassy Suites(R), Holiday Inn(R), Residence Inn(R), Days Inn(R), Best Western(R) and Vagabond Inn(R).

                 Each of the Intercompany Leases provides for the lessee's payment of annual minimum rent in a specified amount plus additional rent based on a percentage of the gross revenues (or items thereof) of the leased property. The Intercompany Leases have an average remaining term of four years. The Intercompany Leases are "triple-net" - i.e., the lessee is generally responsible for paying all operating expenses of the hotel property, including maintenance and repair costs, insurance premiums and real estate and personal property taxes, and for making all rental and other payments required pursuant to any underlying ground leases. As lessee, the Operating Partnership retains all of the profits, net of rents and other expenses, and bears all risk of losses, generated by the hotel property's operations.

                 In addition to the Intercompany Leases, the three Vagabond Inns are leased to a third party and such leases expire in 2001, 2007 and 2008, respectively. The lease expiring in 2001 contains options to extend the term of the lease for two additional five year periods. Each of these leases provides for the payment of percentage rent equal to 26% of room revenues against specified minimum rents. The leases are "triple net."

                 The following table sets forth the 1995, 1994, and 1993 average occupancy, room rates, revenue per available room ("REVPAR") and certain other information concerning the hotels owned by the Trust as of December 31, 1995:

                                                                                        Years Ended December 31,
                                      Year Constructed/                                 ------------------------
 Property                             Year Acquired (1)       Property Description        1995    1994    1993
 --------                             -----------------       --------------------        ----    ----    ----
                                                                                            Average Occupancy
                                                                                            -----------------
                                                                                                  Rate
                                                                                                  ----
 ARIZONA

 Embassy Suites
   Phoenix, Arizona                       1981/1983       227 suites, restaurant,          80%    76%     72%
                                                          lounge and meeting
                                                          facilities

 Embassy Suites                           1984/1995       224 suites, restaurant,          80%    83%     82%
   Tempe, Arizona                                         lounge and meeting
                                                          facilities

 Plaza Hotel                              1971/1983       149 guest rooms, restaurant,     77%    77%     74%
   Tucson, Arizona (2)                                    lounge and meeting
                                                          facilities

 CALIFORNIA

 Doubletree Hotel                         1988/1995       209 guest rooms, restaurant,     68%    66%     61%
   Rancho Bernardo, California                            lounge and meeting facilities


 Vagabond Inn                             1974/1974       102 guest rooms and              33%    39%     44%
   Rosemead, California (3)                               restaurant

 Vagabond Inn                             1975/1975       108 guest rooms and              52%    63%     59%
   Sacramento, California (3)                             restaurant

 Vagabond Inn                             1973/1973       101 guest rooms and              52%    69%     58%
   Woodland Hills, California (3)                         restaurant

 DISTRICT OF COLUMBIA


                                                                                             Years Ended December 31,
                                      Year Constructed/                                     -------------------------
 Property                             Year Acquired (1)       Property Description          1995      1994       1993
 --------                             -----------------       --------------------          ----      ----       ----
                                                                                                  Average Room
                                                                                                  -------------
                                                                                                      Rate
                                                                                                      ----
 ARIZONA

 Embassy Suites
   Phoenix, Arizona                       1981/1983       227 suites, restaurant,          $85.14    $80.23     $74.04
                                                          lounge and meeting
                                                          facilities

 Embassy Suites                           1984/1995       224 suites, restaurant,          $95.75    $83.37     $76.24
   Tempe, Arizona                                         lounge and meeting
                                                          facilities

 Plaza Hotel                              1971/1983       149 guest rooms, restaurant,     $48.34    $46.12     $45.05
   Tucson, Arizona (2)                                    lounge and meeting
                                                          facilities

 CALIFORNIA

 Doubletree Hotel                         1988/1995       209 guest rooms, restaurant,     $71.02    $65.68     $63.62
   Rancho Bernardo, California                            lounge and meeting facilities


 Vagabond Inn                             1974/1974       102 guest rooms and              $38.09    $37.47     $38.14
   Rosemead, California (3)                               restaurant

 Vagabond Inn                             1975/1975       108 guest rooms and              $59.57    $55.89     $52.17
   Sacramento, California (3)                             restaurant

 Vagabond Inn                             1973/1973       101 guest rooms and              $48.04    $46.72     $43.68
   Woodland Hills, California (3)                         restaurant

 DISTRICT OF COLUMBIA


                                                                                            Years Ended December 31,
                                      Year Constructed/                                    -------------------------
 Property                             Year Acquired (1)       Property Description         1995      1994       1993
 --------                             -----------------       --------------------         ----      ----       ----
                                                                                                  Revenue per
                                                                                                  -----------
                                                                                                Available Room
                                                                                                --------------
 ARIZONA

 Embassy Suites
   Phoenix, Arizona                       1981/1983       227 suites, restaurant,          $68.34    $60.63     $53.20
                                                          lounge and meeting
                                                          facilities

 Embassy Suites                           1984/1995       224 suites, restaurant,          $76.78    $68.99     $62.29
   Tempe, Arizona                                         lounge and meeting
                                                          facilities

 Plaza Hotel                              1971/1983       149 guest rooms, restaurant,     $37.37    $35.58     $33.54
   Tucson, Arizona (2)                                    lounge and meeting
                                                          facilities

 CALIFORNIA

 Doubletree Hotel                         1988/1995       209 guest rooms, restaurant,     $48.52    $43.09     $38.68
   Rancho Bernardo, California                            lounge and meeting facilities


 Vagabond Inn                             1974/1974       102 guest rooms and              $12.49    $14.53     $16.68
   Rosemead, California (3)                               restaurant

 Vagabond Inn                             1975/1975       108 guest rooms and              $31.04    $34.93     $30.49
   Sacramento, California (3)                             restaurant

 Vagabond Inn                             1973/1973       101 guest rooms and              $24.79    $32.26     $25.44
   Woodland Hills, California (3)                         restaurant

 DISTRICT OF COLUMBIA

 Capitol Hill Suites                     1955/1995        152 guest rooms                  69%     64%     63%
   Washington, D.C.

 FLORIDA

 Radisson Hotel                          1974/1986        195 guest rooms, restaurant,     58%     59%     62%
   Gainesville, Florida                                   lounge and meeting
                                                          facilities

 GEORGIA


 Holiday Inn                             1989/1989        151 guest rooms, restaurant,     77%     79%     74%
   Albany, Georgia                                        lounge and meeting
                                                          facilities

 Lenox Inn                               1965/1995        180 guest rooms, restaurant      77%     77%     75%
   Atlanta, Georgia                                       and meeting facilities

 Sheraton Colony Square                  1973/1995        462 guest rooms, restaurant,     72%     72%     67%
   Atlanta, Georgia                                       lounge and meeting facilities

 Terrace Garden Inn                      1975/1995        368 guest rooms, restaurant,     64%     65%     63%
   Atlanta, Georgia                                       lounge and meeting
                                                          facilities.

 Best Western Riverfront Inn             1971/1986        142 guest rooms, restaurant,     64%     57%     55%
   Savannah, Georgia                                      lounge and meeting facilities


 KANSAS

 Harvey Wichita                          1974/1995        259 guest rooms, restaurant,     64%     58%     59%
   Wichita, Kansas                                        lounge and meeting facilities


 Capitol Hill Suites                     1955/1995        152 guest rooms                  $95.09     $91.93    $89.60
   Washington, D.C.

 FLORIDA

 Radisson Hotel                          1974/1986        195 guest rooms, restaurant,     $60.43     $59.89    $56.63
   Gainesville, Florida                                   lounge and meeting
                                                          facilities

 GEORGIA


 Holiday Inn                             1989/1989        151 guest rooms, restaurant,     $59.08     $56.06    $56.96
   Albany, Georgia                                        lounge and meeting
                                                          facilities

 Lenox Inn                               1965/1995        180 guest rooms, restaurant      $69.23     $63.57    $60.10
   Atlanta, Georgia                                       and meeting facilities

 Sheraton Colony Square                  1973/1995        462 guest rooms, restaurant,     $89.59     $86.57    $81.47
   Atlanta, Georgia                                       lounge and meeting facilities

 Terrace Garden Inn                      1975/1995        368 guest rooms, restaurant,     $93.27     $88.39    $82.62
   Atlanta, Georgia                                       lounge and meeting
                                                          facilities.

 Best Western Riverfront Inn             1971/1986        142 guest rooms, restaurant,     $46.75     $47.27    $46.21
   Savannah, Georgia                                      lounge and meeting facilities


 KANSAS

 Harvey Wichita                          1974/1995        259 guest rooms, restaurant,     $62.52     $50.62    $43.92
   Wichita, Kansas                                        lounge and meeting facilities


 Capitol Hill Suites                     1955/1995        152 guest rooms                  $65.82     $58.93    $56.72
   Washington, D.C.

 FLORIDA

 Radisson Hotel                          1974/1986        195 guest rooms, restaurant,     $35.07     $35.57    $35.21
   Gainesville, Florida                                   lounge and meeting
                                                          facilities

 GEORGIA


 Holiday Inn                             1989/1989        151 guest rooms, restaurant,     $45.59     $44.23    $41.92
   Albany, Georgia                                        lounge and meeting
                                                          facilities

 Lenox Inn                               1965/1995        180 guest rooms, restaurant      $53.43     $49.15    $45.10
   Atlanta, Georgia                                       and meeting facilities

 Sheraton Colony Square                  1973/1995        462 guest rooms, restaurant,     $64.84     $62.64    $54.91
   Atlanta, Georgia                                       lounge and meeting facilities

 Terrace Garden Inn                      1975/1995        368 guest rooms, restaurant,     $58.88     $57.73    $51.98
   Atlanta, Georgia                                       lounge and meeting
                                                          facilities.

 Best Western Riverfront Inn             1971/1986        142 guest rooms, restaurant,     $29.78     $26.92    $25.23
   Savannah, Georgia                                      lounge and meeting facilities


 KANSAS

 Harvey Wichita                          1974/1995        259 guest rooms, restaurant,     $39.85     $29.21    $25.74
   Wichita, Kansas                                        lounge and meeting facilities

                                                                                        Years Ended December 31,
                                      Year Constructed/                                 ------------------------
 Property                             Year Acquired (1)       Property Description        1995    1994    1993
 --------                             -----------------       --------------------        ----    ----    ----
                                                                                            Average Occupancy
                                                                                            -----------------
                                                                                                  Rate
                                                                                                  ----
 KENTUCKY

 French Quarter Suites                   1989/1995        155 guest rooms, restaurant,     75%
   Lexington, Kentucky (4)                                lounge, meeting facilities,
                                                          retail and office space
 MARYLAND

 Calverton Holiday Inn                   1987/1995        206 guest rooms, restaurant,     61%     58%     58%
   Beltsville, Maryland                                   lounge and meeting facilities

 MICHIGAN


 Bay Valley Hotel & Resort               1973/1984        151 guest rooms, restaurant,     63%     64%     52%
   Bay City, Michigan                                     lounge and meeting
                                                          facilities; 18-hole golf
                                                          course and tennis club

 NEBRASKA

 Omaha Marriott Hotel                    1982/1982        303 guest rooms, restaurant,     80%     76%     76%
   Omaha, Nebraska (5)                                    lounge and meeting facilities

 NEVADA

 Bourbon Street                          1975/1988        150 guest rooms, restaurant,     88%     90%     92%
   Las Vegas, Nevada                                      lounge and casino

                                                                                            Years Ended December 31,
                                      Year Constructed/                                     -------------------------
 Property                             Year Acquired (1)       Property Description          1995      1994       1993
 --------                             -----------------       --------------------          ----      ----       ----
                                                                                                  Average Room
                                                                                                  -------------
                                                                                                      Rate
                                                                                                      ----
 KENTUCKY

 French Quarter Suites                   1989/1995        155 guest rooms, restaurant,     $82.93
   Lexington, Kentucky (4)                                lounge, meeting facilities,
                                                          retail and office space
 MARYLAND

 Calverton Holiday Inn                   1987/1995        206 guest rooms, restaurant,     $67.46    $63.37     $56.92
   Beltsville, Maryland                                   lounge and meeting facilities

 MICHIGAN

 Bay Valley Hotel & Resort               1973/1984        151 guest rooms, restaurant,     $62.02    $62.22     $66.39
   Bay City, Michigan                                     lounge and meeting
                                                          facilities; 18-hole golf
                                                          course and tennis club

 NEBRASKA

 Omaha Marriott Hotel                    1982/1982        303 guest rooms, restaurant,     $94.40    $87.21     $82.56
   Omaha, Nebraska (5)                                    lounge and meeting facilities

 NEVADA

 Bourbon Street                          1975/1988        150 guest rooms, restaurant,     $33.21    $32.89     $31.63
   Las Vegas, Nevada                                      lounge and casino

                                                                                           Years Ended December 31,
                                      Year Constructed                                     -------------------------
 Property                             Year Acquired (1)       Property Description         1995      1994       1993
 --------                             -----------------       --------------------         ----      ----       ----
                                                                                                  Revenue per
                                                                                                  -----------
                                                                                                 Available Room
                                                                                                 --------------
 KENTUCKY

 French Quarter Suites                   1989/1995        155 guest rooms, restaurant,     $61.84     $58.57    $58.37
   Lexington, Kentucky (4)                                lounge, meeting facilities,
                                                          retail and office space
 MARYLAND

 Calverton Holiday Inn                   1987/1995        206 guest rooms, restaurant,     $41.37     $36.43    $32.94
   Beltsville, Maryland                                   lounge and meeting facilities

 MICHIGAN


 Bay Valley Hotel & Resort               1973/1984        151 guest rooms, restaurant,     $39.13     $39.53    $34.62
   Bay City, Michigan                                     lounge and meeting
                                                          facilities; 18-hole golf
                                                          course and tennis club

 NEBRASKA

 Omaha Marriott Hotel                    1982/1982        303 guest rooms, restaurant,     $75.52     $66.42    $62.75
   Omaha, Nebraska (5)                                    lounge and meeting facilities

 NEVADA

 Bourbon Street                          1975/1988        150 guest rooms, restaurant,     $29.09     $29.62    $29.16
   Las Vegas, Nevada                                      lounge and casino

                                                                                        Years Ended December 31,
                                      Year Constructed/                                 ------------------------
 Property                             Year Acquired (1)       Property Description        1995    1994    1993
 --------                             -----------------       --------------------        ----    ----    ----
                                                                                            Average Occupancy
                                                                                            -----------------
                                                                                                  Rate
                                                                                                  ----
 King 8 Hotel and Gambling Hall          1974/1988        300 guest rooms, restaurant,     81%     82%     82%
   Las Vegas, Nevada                                      lounge and casino

                                                                                           Years Ended December 31,
                                      Year Constructed/                                    -------------------------
 Property                             Year Acquired (1)       Property Description         1995      1994       1993
 --------                             -----------------       --------------------         ----      ----       ----
                                                                                                 Average Room
                                                                                                 -------------
                                                                                                     Rate
                                                                                                     ----
 King 8 Hotel and Gambling Hall          1974/1988        300 guest rooms, restaurant,     $31.88    $32.80     $29.46
   Las Vegas, Nevada                                      lounge and casino


                                                                                             Years Ended December 31,
                                      Year Constructed/                                     -------------------------
 Property                             Year Acquired (1)       Property Description          1995      1994       1993
 --------                             -----------------       --------------------          ----      ----       ----
                                                                                                   Revenue per
                                                                                                   -----------
                                                                                                 Available Room
                                                                                                 --------------
 King 8 Hotel and Gambling Hall          1974/1988        300 guest rooms, restaurant,     $25.77    $26.76    $24.15
   Las Vegas, Nevada                                      lounge and casino

                                                                                        Years Ended December 31,
                                      Year Constructed/                                 ------------------------
 Property                             Year Acquired (1)       Property Description        1995    1994    1993
 --------                             -----------------       --------------------        ----    ----    ----
                                                                                            Average Occupancy
                                                                                            -----------------
                                                                                                  Rate
                                                                                                  ----
 NEW MEXICO

 Best Western Airport Inn                1980/1984        120 guest rooms and leased       83%     86%     80%
  Albuquerque, New Mexico (6)                             restaurant adjacent to
                                                          property

 Best Western Mesilla Valley Inn         1974/1982        166 guest rooms, restaurant,     75%     71%     71%
   Las Cruces, New Mexico                                 lounge and meeting facilities

 NEW YORK

 Doral Inn                               1927/1995        652 guest rooms, two             75%     81%     77%
   New York, New York                                     restaurants, lounge, ball
                                                          room and meeting facilities


 NORTH CAROLINA

 Omni Chapel Hill                        1981/1995        172 guest rooms, restaurant,     71%     65%     56%
   Chapel Hill, North Carolina                            lounge and meeting facility.

 OHIO

 Best Western North                      1974/1992        180 guest rooms, restaurant,     65%     70%     66%
   Columbus, Ohio                                         lounge and meeting facilities
                                                          and sports club

 OREGON

                                                                                           Years Ended December 31,
                                      Year Constructed/                                    ------------------------
 Property                             Year Acquired (1)       Property Description         1995      1994       1993
 --------                             -----------------       --------------------         ----      ----       ----
                                                                                                 Average Room
                                                                                                 -------------
                                                                                                     Rate
                                                                                                     ----
 NEW MEXICO

 Best Western Airport Inn                1980/1984        120 guest rooms and leased        $56.70    $54.45     $52.38
  Albuquerque, New Mexico (6)                             restaurant adjacent to
                                                          property

 Best Western Mesilla Valley Inn         1974/1982        166 guest rooms, restaurant,      $44.94    $42.74     $41.67
   Las Cruces, New Mexico                                 lounge and meeting facilities

 NEW YORK

 Doral Inn                               1927/1995        652 guest rooms, two              $96.34    $88.31     $87.71
   New York, New York                                     restaurants, lounge, ball
                                                          room and meeting facilities


 NORTH CAROLINA

 Omni Chapel Hill                        1981/1995        172 guest rooms, restaurant,      $84.33    $74.54     $67.35
   Chapel Hill, North Carolina                            lounge and meeting facility.

 OHIO

 Best Western North                      1974/1992        180 guest rooms, restaurant,      $44.37    $42.34     $42.12
   Columbus, Ohio                                         lounge and meeting facilities
                                                          and sports club

 OREGON


                                                                                             Years Ended December 31,
                                      Year Constructed/                                     -------------------------
 Property                             Year Acquired (1)       Property Description          1995      1994       1993
 --------                             -----------------       --------------------          ----      ----       ----
                                                                                                   Revenue per
                                                                                                   -----------
                                                                                                 Available Room
                                                                                                 --------------
 NEW MEXICO

 Best Western Airport Inn                1980/1984        120 guest rooms and leased        $47.02    $47.02    $41.98
  Albuquerque, New Mexico (6)                             restaurant adjacent to
                                                          property

 Best Western Mesilla Valley Inn         1974/1982        166 guest rooms, restaurant,      $33.73    $30.42    $29.44
   Las Cruces, New Mexico                                 lounge and meeting facilities

 NEW YORK

 Doral Inn                               1927/1995        652 guest rooms, two              $70.15    $72.07    $67.50
   New York, New York                                     restaurants, lounge, ball
                                                          room and meeting facilities


 NORTH CAROLINA

 Omni Chapel Hill                        1981/1995        172 guest rooms, restaurant,      $59.87    $48.28    $37.99
   Chapel Hill, North Carolina                            lounge and meeting facility.

 OHIO

 Best Western North                      1974/1992        180 guest rooms, restaurant,      $29.02    $29.76    $27.88
   Columbus, Ohio                                         lounge and meeting facilities
                                                          and sports club

 OREGON

                                                                                        Years Ended December 31,
                                      Year Constructed/                                 ------------------------
 Property                             Year Acquired (1)       Property Description        1995    1994    1993
 --------                             -----------------       --------------------        ----    ----    ----
                                                                                            Average Occupancy
                                                                                            -----------------
                                                                                                  Rate
                                                                                                  ----
 Days Inn City Center                    1962/1984       173 guest rooms, restaurant,      78%    71%     63%
   Portland, Oregon                                      lounge and meeting facilities

 Riverside Inn                           1964/1984       137 guest rooms, restaurant,      78%    78%     79%
   Portland, Oregon                                      lounge and meeting facilities

 TEXAS

 Park Central Hotel                      1972/1972       445 guest rooms, restaurant,      36%    42%     62%
   Dallas, Texas                                         lounge and meeting facilities

 Best Western Airport Inn                1974/1985       175 guest rooms and leased        79%    80%     70%
   El Paso, Texas                                        restaurant adjacent to
                                                         property


 VIRGINIA

 Residence Inn                           1984/1984       96 suites with full kitchens      85%    83%     78%
   Tysons Corner, Virginia                               and fireplaces

 WASHINGTON

 Days Inn Town Center                    1957/1984       90 guest rooms, restaurant and    81%    79%     75%
   Seattle, Washington (7)                               lounge

                                                                                            Years Ended December 31,
                                      Year Constructed/                                     -------------------------
 Property                             Year Acquired (1)       Property Description          1995      1994       1993
 --------                             -----------------       --------------------          ----      ----       ----
                                                                                                  Average Room
                                                                                                  -------------
                                                                                                      Rate
                                                                                                      ----
 Days Inn City Center                    1962/1984       173 guest rooms, restaurant,      $60.71    $53.12     $57.50
   Portland, Oregon                                      lounge and meeting facilities

 Riverside Inn                           1964/1984       137 guest rooms, restaurant,      $71.35    $64.69     $63.96
   Portland, Oregon                                      lounge and meeting facilities

 TEXAS

 Park Central Hotel                      1972/1972       445 guest rooms, restaurant,      $55.03    $59.97     $62.34
   Dallas, Texas                                         lounge and meeting facilities

 Best Western Airport Inn                1974/1985       175 guest rooms and leased        $36.12    $34.76     $35.56
   El Paso, Texas                                        restaurant adjacent to
                                                         property


 VIRGINIA

 Residence Inn                           1984/1984       96 suites with full kitchens     $103.87    $99.68    $103.07
   Tysons Corner, Virginia                               and fireplaces

 WASHINGTON

 Days Inn Town Center                    1957/1984       90 guest rooms, restaurant and    $62.73    $60.99     $60.85
   Seattle, Washington (7)                               lounge


                                                                                            Years Ended December 31,
                                      Year Constructed/                                     -------------------------
 Property                             Year Acquired (1)       Property Description          1995      1994       1993
 --------                             -----------------       --------------------          ----      ----       ----
                                                                                                  Revenue per
                                                                                                  -----------
                                                                                                Available Room
                                                                                                --------------
 Days Inn City Center                    1962/1984       173 guest rooms, restaurant,       $47.25    $37.51    $36.32
   Portland, Oregon                                      lounge and meeting facilities

 Riverside Inn                           1964/1984       137 guest rooms, restaurant,       $55.30    $50.49    $50.21
   Portland, Oregon                                      lounge and meeting facilities

 TEXAS

 Park Central Hotel                      1972/1972       445 guest rooms, restaurant,       $19.82    $25.37    $38.89
   Dallas, Texas                                         lounge and meeting facilities

 Best Western Airport Inn                1974/1985       175 guest rooms and leased         $28.68    $27.96    $25.01
   El Paso, Texas                                        restaurant adjacent to
                                                         property


 VIRGINIA

 Residence Inn                           1984/1984       96 suites with full kitchens       $88.25    $82.70    $80.55
   Tysons Corner, Virginia                               and fireplaces

 WASHINGTON

 Days Inn Town Center                    1957/1984       90 guest rooms, restaurant and     $51.08    $48.40    $45.81
   Seattle, Washington (7)                               lounge

                                                                                        Years Ended December 31,
                                      Year Constructed/                                 ------------------------
 Property                             Year Acquired (1)       Property Description        1995    1994    1993
 --------                             -----------------       --------------------        ----    ----    ----
                                                                                            Average Occupancy
                                                                                            -----------------
                                                                                                  Rate
                                                                                                  ----
 Meany Tower Hotel                       1932/1984       155 guest rooms, restaurant,       73%    71%     62%
   Seattle, Washington                                   lounge and meeting facilities,
                                                         including ballroom

 Sixth Avenue Inn                        1959/1984       166 guest rooms, restaurant,       79%    75%     62%
   Seattle, Washington (8)                               lounge and meeting facilities

 West Coast Tyee                         1961/1987       155 guest rooms, restaurant,       58%    57%     62%
   Tumwater, Washington                                  lounge and meeting facilities

-------------------------------------------------------------------------------

                                                                                             Years Ended December 31,
                                      Year Constructed/                                      ------------------------
 Property                             Year Acquired (1)       Property Description           1995      1994       1993
 --------                             -----------------       --------------------           ----      ----       ----
                                                                                                   Average Room
                                                                                                   -------------
                                                                                                       Rate
                                                                                                       ----
 Meany Tower Hotel                       1932/1984       155 guest rooms, restaurant,       $72.83     $70.47    $76.29
   Seattle, Washington                                   lounge and meeting facilities,
                                                         including ballroom

 Sixth Avenue Inn                        1959/1984       166 guest rooms, restaurant,       $74.42     $70.04    $72.37
   Seattle, Washington (8)                               lounge and meeting facilities

 West Coast Tyee                         1961/1987       155 guest rooms, restaurant,       $61.64     $60.63    $56.28
   Tumwater, Washington                                  lounge and meeting facilities

-------------------------------------------------------------------------------

                                                                                             Years Ended December 31,
                                      Year Constructed/                                      -------------------------
 Property                             Year Acquired (1)       Property Description           1995      1994       1993
 --------                             -----------------       --------------------           ----      ----       ----
                                                                                                   Revenue per
                                                                                                   -----------
                                                                                                  Available Room
                                                                                                  --------------
 Meany Tower Hotel                       1932/1984       155 guest rooms, restaurant,       $53.07     $50.14    $46.92
   Seattle, Washington                                   lounge and meeting facilities,
                                                         including ballroom

 Sixth Avenue Inn                        1959/1984       166 guest rooms, restaurant,       $58.53     $52.57    $44.67
   Seattle, Washington (8)                               lounge and meeting facilities

 West Coast Tyee                         1961/1987       155 guest rooms, restaurant,       $35.97     $34.78    $34.78
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

(3)      Property is leased to Imperial Hotels Corporation.

(4)      ADR and occupancy for 1993 and 1994 are not available.

(5) The Trust is the general partner of, and owns a 5% equity interest in, the limited partnership which owns the property.

(6)      Property is held subject to a ground lease expiring in 2029.

(7) Property is subject to a ground lease expiring in October 2007, which is terminable by the ground lessor after September 1, 1999 upon six months' notice under certain circumstances.

(8) Property is subject to a ground lease expiring in September 2008, which is terminable by the ground lessor after September 1, 1999 upon six months' notice under certain circumstances.

                 Mortgage and Other Notes Receivables. At December 31, 1995, in addition to the three promissory notes related to the Milwaukee Marriott referred to below, the Trust held eighteen promissory notes either contributed by the Starwood Partners as part of the Reorganization or executed by third-party purchasers of its hotels, all of which are secured by mortgages (including deeds of trust) on thirteen hotels in the aggregate. Eleven of the notes ($104.1 million in aggregate principal amount at December 31, 1995) are secured by first mortgages; five notes ($1.6 million in aggregate principal amount as of December 31, 1995) are secured by second mortgages; one note ($1.3 million in principal amount as of December 31, 1995) is secured by a third mortgage; and one note ($173,000 in principal amount as of December 31, 1995) is secured by a fourth mortgage. Ten of the notes have fixed interest rates that currently range from 7.0% to 10.0% per annum and five of the notes have variable interest rates that range from 7.16% to 9.75% per annum at December 31, 1995. The remaining three notes require principal payments only. Two of the notes also provide for contingent interest based on a percentage of the gross revenues of the properties securing such notes. The maturity dates of the notes range from 1996 to 2017.

         For additional information with respect to certain of the third-party promissory notes and the three promissory notes held by the Trust and issued by a partnership affiliated with the Corporation in connection with the Milwaukee Marriott Hotel, see Notes 8 and 9 of Notes to Financial Statements included in
Item 8 of this Joint Annual Report.

         In December 1987, in connection with the Corporation's acquisition of the leasehold interest in two Atlanta, Georgia area hotels owned by the Trust (which have been subsequently sold) from an affiliated partnership, John F. Rothman, former president and chief executive officer of the Trust and general partner of the partnership, assumed certain obligations of such partnership, which obligations are evidenced by an unsecured promissory note to the Trust in the principal amount of $800,000. Interest on the outstanding principal amount of this note accrues interest at an annual rate of 10% and is payable annually; the entire principal amount of the note is due in December 1999.

         All of the notes described above were contributed by the Trust or the Starwood Partners to the Realty Partnership in connection with the Reorganization.

                 THE CORPORATION AND THE OPERATING PARTNERSHIP

                 At December 31, 1995, 28 of the 31 hotel properties leased by the Trust to the Corporation were operated directly by the Corporation, and the remaining three were managed by three independent hotel companies. The Operating Partnership, the general partner of the partnership that owns the Milwaukee Marriott, also operates the Milwaukee Marriott.

                 The following table sets forth the 1995, 1994 and 1993 average occupancy and room rates, REVPAR, and certain other information concerning the hotel in which the Operating Partnership is the general partner, Milwaukee Marriott Hotel, as of December 31, 1995.




                                                        Year Constructed/
                                                              Year
                              Property                      Acquired             Property Description
                              --------                  ----------------         --------------------
                              Milwaukee Marriott            1972/1990            393 guest rooms, restaurant, lounge and
                                Milwaukee, WI                                    meeting facilities.



                                                               Years Ended December 31,
                              ------------------------------------------------------------------------------------------
                               1995    1994     1993       1995       1994       1993        1995       1994       1993
                               ----    ----     ----       ----       ----       ----        ----       ----       ----
                              Average Occupancy Rate              Average Room                 Revenue per Available
                              ----------------------              ------------                 ----------------------
                                                                      Rate                              Room
                                                                      ----                              ----
                               71%      70%     55%       $72.19     $67.91     $71.99      $51.44     $47.42     $39.24

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

                 For their services in managing the hotels, each third party management company receives a management fee equal to a specified percentage (generally 2% - 2-1/2%) of the gross revenues of the managed hotel, plus additional incentive fees based upon the hotel's operating profits. Two of the management agreements expire in 1998 and one expires in 1999. Of the remaining four third-party management agreements currently in place, two are expected to be terminated in early 1996 and management of the underlying properties assumed by the Operating Partnership.

                 Franchise Agreements. All but twelve of the hotel properties in which Starwood Lodging had an equity interest at December 31, 1995 are operated pursuant to franchise or license agreements ("Franchise Agreements"). The Franchise Agreements generally require the payment of a monthly royalty fee based on gross sales and various other marketing fees associated with certain marketing or advertising and centralized reservation service funds, usually based on gross sales. Such fees may vary among individual hotels within a franchise system based on the type of marks, restaurants or other aspects of the franchise system used.

                 The Franchise Agreements generally contain specific standards for, and restrictions and limitations on, the operation and maintenance of the hotels which are established by the franchisors to maintain uniformity in the system created by each such franchisor. Such standards generally regulate the appearance of the hotel, quality and type of goods and services offered, signage, and protection of marks. Compliance with such standards could require significant expenditures for capital improvements.

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

Mortgage Notes Payable Maturing During 1996

                 Six mortgage notes payable secured by two hotels mature in 1996. Five of the mortgage notes, aggregating $31.2 million at December 31, 1995, are secured by the

Milwaukee Marriott, in which the Corporation holds a 51% interest. All but $2.9 million in principal amount of these notes are held by the Trust. The net book value of the Milwaukee Marriott is $22.1 million at December 31, 1995.
One mortgage note in the amount of $25.1 million at December 31, 1995, is secured by the Boston Park Plaza, in which the Trust acquired a 58.2% interest in January 1996.

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

                 The Corporation is registered with the Nevada Commission as a publicly traded corporation and has been found suitable as a holding company by the Nevada Gaming Authorities to own all of the outstanding capital stock of HICN. HICN which operates two hotel/casinos, the King 8 Hotel, Gambling Hall & Truck Plaza (the "King 8") and the Bourbon Street Hotel & Casino ("Bourbon Street") is licensed by the Nevada Gaming Authorities. The Trust was likewise found suitable by the Nevada Gaming Authorities to be the landlord of the King 8 and Bourbon Street. No person may become a stockholder of, or receive any percentage of profits from, HICN without first obtaining licenses and approvals from the Nevada Gaming Authorities. Prior approval of the Nevada Commission is required for the sale, assignment, transfer, pledge or other disposition of any security issued by HICN.

                 The licenses and approvals held by HICN are not transferable and must be renewed periodically upon the payment of appropriate taxes and license fees. The licensing authorities have broad discretion with regard to the renewal of the licenses. The issuing agency may at any time revoke, suspend, condition, limit or restrict a license or approval to own stock in a corporate licensee for any cause deemed reasonable by the issuing agency. Substantial fines for each violation of gaming laws or regulations may be levied against HICN, the Corporation and the individuals involved. A violation under any one of the licenses held by HICN may be deemed a violation of one or more other licenses or approvals held by HICN. If HICN's licenses are revoked or suspended or are not renewed, the Nevada Commission may petition a Nevada district court to appoint a supervisor to operate the affected property until it is sold. When sold, the net proceeds would be paid to the Trust. The Trust could, however, under certain circumstances, receive only the reasonable rental value of any property earnings under the supervisor's management with any excess in earnings over the reasonable rental value of the property being forfeited to the State of Nevada. Suspension or revocation of the license of HICN, disapproval of the Corporation to own the stock of HICN or court appointment of a supervisor over operations of the King 8 or Bourbon Street could have a material adverse effect upon the Trust and the Corporation.

                 Directors, officers and certain key employees of HICN must file license applications with the Nevada Gaming Authorities. Certain officers, directors and key employees of HICN are licensed by the Nevada Gaming Authorities, and any required license applications of the remaining officers, directors or key employees have been filed with the Nevada Board. An application for licensing may be denied for any cause deemed reasonable by the issuing agency. Changes in corporate management or executive positions must be reported to the Nevada Gaming Authorities. In addition to its authority to deny an application for a license, the Nevada Commission has jurisdiction to disapprove a change in a management or executive position with a regulated corporation. If the Nevada Gaming Authorities were to find a director, officer or key employee unsuitable for licensing or unsuitable to continue having a relationship with HICN or the Corporation, the Corporation and HICN would have to sever all relationships with that person. The Corporation and HICN would have similar obligations with regard to any person who refused to file appropriate applications. Each gaming employee must obtain, and periodically renew, a work permit, which may be revoked upon the occurrence of certain specified events.

                 HICN must submit detailed financial and operating reports to the Nevada Commission, which are subject to routine audit by the Nevada Board. Substantially all loans, leases, sales of securities and similar financing transactions entered into by HICN must be reported to or approved by the Nevada Commission. The fiscal stability of HICN must be adequate to satisfy gaming financial obligations such as state and local government taxes and fees, and the payment of winning wagers to patrons. Failure to satisfy these gaming financial obligations is grounds for the Nevada Gaming Authorities to limit, condition, restrict, suspend or revoke the gaming licenses and approvals of HICN and the registration and approvals of the Corporation, or to impose administrative fines against HICN or the Corporation.

                 As a registered publicly traded holding company found suitable as the sole stockholder of HICN, the Corporation is required periodically to submit detailed financial and operating reports to the Nevada Commission and to furnish any other information that the Nevada Commission or Nevada Board may require. The Corporation's directors, officers and key employees who are actively and directly engaged in the administration or supervision of gaming are subject to licensing and findings of suitability by the Nevada Commission. Certain directors and officers of the Corporation have filed their license applications as requested by the Nevada Board. The finding of suitability is comparable to licensing, and both require submission of detailed personal background and personal financial information followed by a thorough investigation, and payment by the applicant of all investigative costs and charges. Any individual who is found to have a material relationship to or material involvement with the Corporation also may be required to be found suitable or be licensed and may be investigated. Key employees, controlling persons or others who exercise significant influence upon the management or affairs of the Corporation, or are actively engaged in the administration or supervision of gaming activities, may be deemed to have this type of a relationship or involvement.

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

                 Any person who acquires more than 5% of any class of voting securities of the Corporation must report the acquisition to the Nevada Commission. Beneficial owners of more than 10% of any class of the Corporation's voting securities must apply to be found suitable by the Nevada Commission within 30 days after the Chairman of the Nevada Board mails the written notice requiring such filing, and any beneficial owner of the Corporation's voting securities, whether or not such person is a controlling stockholder, may be required to be found suitable if the Nevada Commission has reason to believe that such ownership would be inconsistent with the declared policy of the state of Nevada that licensed gaming be conducted honestly and competitively and that the gaming industry be free from criminal and corruptive elements.

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

                 Any stockholder found unsuitable by the Nevada Commission who directly or indirectly holds any beneficial or ownership interest in the Corporation's Common Stock beyond whatever period of time may be prescribed by the Nevada Commission may be guilty of a criminal offense. Any person who fails or refuses to apply for a finding of suitability or a license within 30 days after being ordered to do so by the Nevada Commission or Chairman of the Nevada Board may be found unsuitable. The same restrictions that apply to a security holder who is found unsuitable may be held to apply to a beneficial owner of the Corporation's securities if the record owner, after request, fails to identify the beneficial owner. The Corporation is subject to disciplinary action if, after receiving notice that a person is unsuitable to be a stockholder or to have any other relations with the Corporation or its gaming subsidiaries, the Corporation (i) pays the unsuitable person any dividend or interest upon any voting securities of the Corporation or makes any other unpermitted payment or distribution of any kind whatsoever; (ii) recognizes the exercise, directly or indirectly, of any voting rights in the Corporation's securities by the unsuitable person; (iii) pays the unsuitable person any remuneration in any form for services rendered or otherwise, except in certain limited and specific circumstances; or (iv) fails to pursue all lawful efforts to require the unsuitable person to divest himself of his voting securities, including, if necessary, the immediate purchase by the Corporation of the voting securities for cash at fair market value. In addition, Nevada law requires that any holder or owner of a voting security who is found unsuitable by the Nevada Commission immediately offer those securities to the Corporation for purchase, which securities would be purchased by the Corporation for cash at fair market value within 10 days from the date the securities are offered.

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

                 The gaming regulatory requirements discussed above apply to certain aspects of the Reorganization. The contribution by HICN of the Gaming Assets (and the transfer of certain liabilities to be retained by HICN) to the Operating Partnership will occur on receipt of certain licenses or approvals by the Nevada Gaming Authorities. Likewise, the election of the new members of the Board of Directors of the Corporation since the Reorganization will be effective upon receipt of certain licenses or approvals by the Nevada Commission. Nevada gaming regulatory approvals are expected to be received by the end of 1997. In conjunction with applying for and obtaining such licenses and approvals, the Corporation has developed various policies and procedures subject to review, approval and oversight by the Nevada Board. The purpose of these corporate policies and procedures is to ensure compliance with the regulatory requirement that prior approval of the Nevada Commission is obtained for any transaction that would result in either Starwood Capital or Starwood Partners acquiring control of the Corporation or its Nevada gaming operations. The Corporation expects that these policies and procedures will be eliminated upon receipt of certain licenses and approvals from the Nevada Commission. If the required licenses or approvals of the Nevada Gaming Authorities are not received on or before December 31, 1996, then on such date HICN has agreed to contribute to the Operating Partnership cash equal to the fair value of the Gaming Assets on such date.

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

ITEM 3.  LEGAL PROCEEDINGS.

                 During the year ended December 31, 1995, the Trust and the Corporation completed settlements of two purported class action complaints and one complaint which was purportedly brought on behalf of the Trust and the Corporation (collectively, the "Shareholder Actions"). The Shareholder Actions were brought in 1991 and 1992 in each case in connection with the Trust's purchase of the Ramada Inn in Indian Wells, California (which has been subsequently sold) and its two hotel/casinos.

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

                 The plaintiffs and defendants in the Shareholder Actions entered into stipulations of settlement providing for the release of all claims that were or might have been made in the Shareholder Actions and provided for a $3,250,000 cash settlement fund which, after payment of fees and expenses of plaintiffs' counsel, was distributed to the certified plaintiff classes. The Trust and the Corporation paid $400,000 into the settlement fund, with the balance of the settlement being paid by the insurance company that issued the directors and officers policy applicable to the period to which the Shareholder Actions relate and by two former officers and Trustees of the Trust. The Trust and the Corporation paid the legal fees and other costs incurred prior to October 12, 1993 by the defendants in the Shareholder Actions. Holders of an aggregate of 199,833 Paired Shares (as adjusted for the one-for-six reverse stock split in June 1995), all of which were owned by Mr. Leonard Ross and his affiliates (collectively, "Ross"), opted out of the Shareholder Action and did not share in the settlement.

                 As required by the stipulation, the Trust's Board of Trustees and the Corporation's Board of Directors established a joint transaction committee of independent Trustees and Directors to make recommendations to those Boards with respect to any transaction proposed by management and having a fair market value of $20 million or more.

                 In connection with the settlement of the Shareholder Actions, Messrs. Ronald A. Young and John F. Rothman and certain of their affiliated partnerships terminated the management agreements (the "Management Contracts") that existed between those partnerships and the Corporation's subsidiary, Western Host, Inc. ("Western Host"), and Western Host agreed not to dispute such action and withdrew as a general partner of two additional affiliated partnerships. In satisfaction of any damages that the Trust and the Corporation may incur as a result of the termination of the Management Contracts, Messrs. Rothman and Young paid $800,000 to the Trust and the Corporation. They also agreed to be responsible for a percentage of any retroactive adjustments in worker's compensation insurance premiums. Starwood Lodging has paid $167,041 for retroactive worker's compensation insurance premiums and has sought reimbursement from Messrs. Young and Rothman of their share of that amount (in an aggregate amount of approximately $56,000). In October 1995, the Corporation commenced litigation against Messrs. Young and Rothman to collect such amounts (Starwood Lodging Corp. v. Ronald A. Young, et al., San Diego Superior Court Case No. 693822).

                 Ross, who as of December 31, 1994 held approximately 9.8% of the outstanding Paired Shares of the Trust and Corporation (approximately 1.4% as of December 31, 1995), opted out of the settlement of the Shareholder Actions. Ross threatened to bring a separate action alleging similar causes of action as those alleged in the Shareholder Actions as well as other alleged causes of action. In November 1994, Ross assigned to Starwood Capital all of his claims against the Trust and Corporation. In connection with such assignment, Starwood Capital agreed to purchase all of Ross's Paired Shares at Ross's election during a 60-day period beginning in December 1995, at a price of $33.75 per Paired Share subject to certain adjustments. Starwood Capital, as the assignee of Ross's claims against the Trust and the Corporation, agreed that the maximum amount Starwood Capital may recover under such claims would not exceed an aggregate of $1.8 million and the Trust and the Corporation agreed to toll the statute of limitations respecting such claims until January 31, 1996. The Trust and Corporation also agreed that under certain circumstances they may be obligated severally to indemnify Starwood Capital with respect to Starwood Capital's obligations to Ross, up to a maximum of $1.8 million, upon receipt of a full release from Starwood Capital of all of the claims assigned by Ross.

                 Ross elected to sell his Paired Shares, and in January 1996 those Paired Shares were sold to a third party through Merrill Lynch. The Paired Shares were sold at a price of $29.625 per Paired Share; the Trust and Corporation paid $1,375,743 in the aggregate pursuant to their indemnity obligations, and Starwood Capital released the Trust and the Corporation from all the claims assigned to it by Ross.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        On December 7, 1995, (i) the Trust held its 1995 annual meeting of shareholders of the Trust (the "Trust Meeting") to elect two Trustees to the Board of Trustees of the Trust and to approve a share option plan of the Trust and (ii) the Corporation held its 1995 annual meeting of stockholders of the Corporation (the "Corporation Meeting") to elect four

Directors to the Board of Directors of the Corporation and to approve a stock option plan of the Corporation.

        At the Trust Meeting, shareholders of the Trust voted upon and approved
(i) the election as Trustees of the Trust of Messrs. Madison F. Grose and William E. Simms, and (ii) the adoption of the 1995 Share Option Plan of the Trust. Messrs. Lapin, Quazzo, Duncan, Stern and Sternlicht continued as Trustees after the Trust Meeting.

        The following sets forth, with respect to each matter voted upon at the Trust Meeting, the number of votes cast for, the number of votes cast against, and the number of votes abstaining (or, with respect to the election of Trustees, the number of votes withheld) with respect to such matter:

                                          Votes               Votes                                   Votes
                                           For               Against           Abstentions           Withheld
                                        ----------          ---------          -----------           --------
 Election of Trustees:
    Madison F. Grose                    12,336,209                  0                   0             209,107
    William E. Simms                    12,329,822                  0                   0             215,494

 Adoption of the 1995
    Share Option Plan                    8,289,406          2,752,511             163,279                   0

        At the Corporation Meeting, stockholders of the Corporation voted upon and approved (i) the election as Directors of the Corporation of the following nominees: Bruce M. Ford, Earle F. Jones, Graeme W. Henderson, and Daniel W. Yih (Mr. Yih to take office upon receipt of Gaming Approval), and (ii) the adoption of the 1995 Share Option Plan of the Corporation. Messrs. Chapus, Goldman, Leven, Eilian and Sternlicht continued as members of the Management Committee and Directors (to take office upon receipt of Gaming Approval) after the Corporation Meeting.

        The following sets forth, with respect to each matter voted upon at the Corporation Meeting, the number of votes cast for, the number of votes cast against, and the number of votes abstaining (or, with respect to the election of Directors, the number of votes withheld) with respect to such matter:

                                           Votes               Votes                                    Votes
                                            For               Against             Abstentions          Withheld
                                        ----------           ---------            -----------          --------
 Election of Directors:
    Bruce M. Ford                       12,354,381                   0                    0             204,890
    Earle F. Jones                      12,355,118                   0                    0             204,153
    Graeme W. Henderson                 12,355,252                   0                    0             204,019
    Daniel W. Yih                       12,354,634                   0                    0             204,637

 Adoption of 1995 Share                  7,305,949           2,742,455              185,675                   0
    Option Plan

ITEM 5. MARKET FOR REGISTRANTS' COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market Information

             The Paired Shares are traded principally on the New York Stock Exchange (the "NYSE") under the symbol "HOT".

             The following table sets forth, for the fiscal periods indicated, the high and low sales prices per Paired Share on the NYSE Composite Tape (as adjusted for the one-for-six reverse stock split in June 1995).


 1995

                                                                  Distributions     Return of Capital
                                High             Low                   Made           GAAP Basis (a)
                                ----             ---               -----------        ----------
 First quarter                $24.00           $15.75                None                  N/A
 Second quarter               $24.75           $21.00                None                  N/A
 Third quarter                $29.13           $23.63               $0.47                 $0.22
 Fourth quarter               $30.00           $26.88               $0.47 (b)             $0.07


 1994

 First quarter                $15.00           $11.25                 None                 N/A
 Second quarter               $18.00           $9.75                  None                 N/A
 Third quarter                $20.25           $17.25                 None                 N/A
 Fourth quarter               $20.25           $15.75                 None                 N/A

(a) Represents distributions per share in excess of net income per share on a GAAP basis, and is not the same as return of capital on a tax basis.

(b) The Trust declared a dividend for the fourth quarter of 1995 to shareholders of record on December 29, 1995. The dividend was paid in January 1996.

Holders
             As of February 27, 1996, there were approximately 1,276 holders of record of Paired Shares.

Distributions Made/Declared

             The Trust declared and paid a dividend of $0.47 per Paired Share for the third quarter of 1995. In addition, the Trust declared a dividend of $0.47 per Paired Share for the fourth quarter of 1995. This dividend was paid in January 1996. No distributions were made by the Trust during 1994. The Corporation has not paid any cash dividend since its organization and does not anticipate that it will make any such distributions in the foreseeable future. Under the terms of the Facilities, Starwood Lodging is generally permitted to distribute to its shareholders on an annual basis an amount equal to the greatest of (1) 100% of funds from operations for any four consecutive calendar quarters; (2) an amount sufficient to maintain the Trust's tax status as a real estate investment trust; (3) the amount necessary for the Trust to avoid the payment of federal income or excise tax; and (4) through June 30, 1996, $0.47 per share per quarter.

ITEM 6.      SELECTED FINANCIAL DATA.

             The following data sets forth certain financial information for each of the Trust and the Corporation, and the Trust and the Corporation on a combined basis. This information is based on and should be read in conjunction with the financial statements and the notes thereto appearing elsewhere in this Joint Annual Report.

(in thousands, except per share amounts)



                                                             Historical
                              Pro    ----------------------------------------------------------
                              Forma       As and for the Year Ended December 31,
                              ------------------------------------------------------------------
                              1995       1995        1994        1993        1992        1991
                              ----       ----        ----        ----        ----        ----
 Operating Data
 Revenue:
   Trust   . . . . . .      $ 48,953    $ 44,023   $ 21,671    $ 20,342    $ 26,784     $ 29,550
   Corporation   . . .       164,038     149,184    110,962     114,828     116,172      110,361
   Combined (1)  . . .       176,570     161,716    113,997     117,155     117,656      113,436



                                                               Historical
                               Pro    ----------------------------------------------------------
                              Forma            As of and for the Year Ended December 31,
                              -----   ----------------------------------------------------------
                              1995        1995        1994        1993       1992        1991
                              ----        ----        ----        ----       ----        ----
 Net Income (Loss):
   Trust (2)   . . . .        23,239      10,709     (3,465)     (3,889)     (9,818)     (10,952)
   Corporation (2)   .        (2,094)     (1,739)    (1,198)     (3,143)     (9,925)     (11,132)
   Combined  . . . . .        21,145       8,970     (4,663)     (7,032)    (19,743)     (22,084)
 Net  Income  (Loss)  Per
  Share:
   Trust   . . . . . .       $  1.68     $  1.37   $  (1.72)   $  (1.92)   $  (4.86)    $  (5.42)
   Corporation   . . .          (.15)       (.22)     (0.59)      (1.56)      (4.90)       (5.50)
                             -------     -------   --------    --------    --------     --------
   Combined  . . . . .       $  1.53     $  1.15   $  (2.31)   $  (3.48)   $  (9.76)    $ (10.92)
                             -------     =======   ========    ========    ========     ========

                                                             Historical
                                      ----------------------------------------------------------
                                                           At December 31,
                                      ----------------------------------------------------------
                                          1995        1994        1993       1992        1991
                                          ----        ----        ----       ----        ----
 Balance Sheet Data

 Total Assets:
   Trust   . . . . . .                   425,737   $162,245    $232,845    $245,540     $246,498
   Corporation   . . .                   120,721     48,626      49,993      53,611       55,807
   Combined (1)  . . .                   459,994    183,955     195,352     210,945      221,917
 Total Debt:
   Trust   . . . . . .                   119,200    146,734     156,526     157,541      158,295
   Corporation   . . .                    90,749     40,664     101,846     100,246       66,873
   Combined (1)  . . .                   123,485    160,482     170,886     170,297      171,271

 Shareholders' Equity
   (Deficit):
   Trust   . . . . . .                   204,728     10,450      72,205      76,371       86,188
   Corporation   . . .                    10,740     (1,742)    (58,879)    (55,752)     (45,828)
   Combined    . . . .                   215,467      8,708      13,326      20,351       40,083
 Shares outstanding at
  end of period  . . .                    13,825      2,022       2,022       2,022        2,022


                                                          Historical
                                      ----------------------------------------------------------
                                         As of and for the Year Ended December 31,
                                      ----------------------------------------------------------
                                          1995        1994       1993        1992        1991
                                          ----        ----       ----        ----        ----
 Cash Flow and Dividend
 Data

 Net cash provided by
  (used in) operating
  activities:
   Trust   . . . . . .                 $  11,267    $  4,455    $ 3,136     $ 2,773      $(8,812)
   Corporation   . . .                     5,144       4,438      2,396       1,917        2,654
   Combined  . . . . .                    16,411       8,893      5,532       4,690       (6,158)

 Net cash provided by
  (used in) investing
  activities:
   Trust . . . . . . .                  (175,506)   $  8,239    $ 2,474     $  (161)     $12,889
   Corporation . . . .                   (44,003)        215     (4,426)       (942)         472
   Combined (1)  . . .                  (181,995)      4,489     (3,645)     (1,514)      12,159

 Net cash provided by
  (used in) financing
  activities:
   Trust . . . . . . .                   164,694     (13,357)    (7,307)       (850)      (7,507)
   Corporation . . . .                    42,671      (4,577)    (1,138)       (816)        (834)
   Combined (1)  . . .                   169,851     (13,969)    (6,752)     (1,255)      (7,139)

 Dividends/Distributions
  to shareholders-Trust (3)                9,265          $0         $0          $0           $0

 Dividends/Distributions
  per share-Trust (3) .                    $0.47          $0         $0          $0           $0

_______________

(1) The individual amounts with respect to the Trust and Corporation do not add to Combined amounts due to accounting elimination entries.

(2) For the Trust, includes gains (losses) on sales in the amount of ($125,000), $432,000, ($53,000), ($791,000) and $390,000 for the years ended December 31, 1995, 1994, 1993, 1992 and 1991, respectively, and provisions for investment losses of $759,000, $2,369,000, $3,419,000 and $8,867,000 in the years ended December 31, 1994, 1993, 1992, and 1991, respectively. For the Corporation, includes gains on sales of $24,000, $74,000, $4,000 and $1,208,000 for the years ended December
         31, 1994, 1993, 1992, and 1991, respectively, and provisions for investment losses of $713,000 in the year ended December 31, 1991.

(3) Presented only for the Trust, as the Corporation did not pay dividends for the periods presented.

Due to the impact of the Reorganization and other transactions during 1995, management believes that the following presentation and discussion of the pro forma results of operations is more meaningful to the users of the financial statements for an understanding of the comparative operating results than the historical information which follows the discussion of the pro forma results of operations.

UNAUDITED COMBINED PRO FORMA STATEMENTS OF OPERATIONS

                                                                     Years Ended December 31,
                                                               --------------------------------------
                                                                  1995                      1994
                                                                --------                  --------
 REVENUE
 Hotel   . . . . . . . . . . . . . . . . . . .                 $136,104,000              $118,558,000
 Gaming  . . . . . . . . . . . . . . . . . . .                   26,929,000                27,981,000
 Interest from mortgage and other notes  . . .                   10,905,000                10,858,000
 Rents from leased hotel properties
   and income from joint ventures  . . . . . .                      791,000                   411,000
 Other income  . . . . . . . . . . . . . . . .                    1,966,000                   927,000
 Gain (loss) on sales of hotel assets  . . . .                     (125,000)                  456,000
                                                               ------------              ------------
                                                                176,570,000               159,191,000
                                                               ------------              ------------
 EXPENSES
 Hotel operations  . . . . . . . . . . . . . .                   94,487,000                84,357,000
 Gaming operations   . . . . . . . . . . . . .                   24,242,000                24,454,000
 Interest  . . . . . . . . . . . . . . . . . .                    2,940,000                 3,259,000
 Depreciation and amortization . . . . . . . .                   18,934,000                16,666,000
 Administrative and operating  . . . . . . . .                    5,722,000                 4,203,000
                                                               ------------              ------------
                                                                146,325,000               132,937,000
                                                               ------------              ------------
 Income before minority interest   . . . . . .                   30,245,000                26,254,000
 Minority interest in Partnerships   . . . . .                    9,100,000                 7,900,000
                                                               ------------              ------------
 Net income  . . . . . . . . . . . . . . . . .                 $ 21,145,000              $ 18,354,000
                                                               ============              ============
 Net income per Paired Share   . . . . . . . .                        $1.53                     $1.33
                                                               ============              ============
 Funds from operations   . . . . . . . . . . .                 $ 48,634,000              $ 42,464,000
                                                               ============              ============

NOTES TO THE UNAUDITED COMBINED PRO FORMA STATEMENTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 1995

NOTE 1.  BASIS OF PRESENTATION

The Trust and the Corporation have unilateral control of the Realty Partnership and the Operating Partnership, respectively, and, therefore, the historical financial statements of the Realty Partnership and the Operating Partnership are consolidated with those of the Trust and the Corporation.

Due to the impact of the Offering and the acquisition of properties acquired in connection with the Offering, the historical results of operations and earnings per share are not indicative of future results of operations and earnings per share. The Unaudited Combined Pro Forma Statements of Operations for the years ended December 31, 1995 and 1994 give effect to the Reorganization, the Offering, and the acquisition of the Sheraton Colony Square in Atlanta, Georgia, the Embassy Suites in Tempe, Arizona, and the Omni Europa in Chapel Hill, North Carolina as of the beginning of each period presented. Pro forma results include the results of the other acquired properties (the Doral Inn in New York, New York - acquired on September 20, 1995, the Terrace Garden Inn and Lenox Inn in Atlanta, Georgia - acquired on October 31, 1995, and the Holiday Inn in Beltsville, Maryland - acquired on November 30, 1995) from their respective dates of acquisition and exclude the results from properties sold in 1994. Additional pro forma information reflecting the inclusion of the Doral Inn, Terrace Garden Inn, Lenox Inn and the Beltsville Holiday Inn (the "New Properties") from the beginning of each respective period is included in Note 18 to the historical financial statements included in Item 8 of this Joint Annual Report. The pro forma information is based upon historical information and does not purport to present what actual results would have been had such transactions, in fact, occurred at the beginning of each period presented, or to project results for any future period.

Listed below are the combined pro forma adjustments for each contributed and acquired hotel:

FOR THE YEAR ENDED DECEMBER 31, 1995

                                                          Acquired Properties
                           ----------------------------------------------------------------------------------
                                 Omni                  Sheraton            Embassy Suites
                             Chapel Hill            Colony Square              Tempe                 Total
                             -----------            -------------          --------------            -----
 Hotel Revenues              $ 1,265,000             $ 9,557,000            $ 4,032,000           $14,854,000

 Hotel Expenses  . . .           887,000               7,009,000              2,271,000            10,167,000
 Depreciation  . . . .           163,000               2,073,000              1,229,000             3,465,000
                             -----------             -----------            -----------           -----------
 Net Income                  $   215,000             $   475,000             $  532,000           $ 1,222,000
                             ===========             ===========            ===========           ===========

FOR THE YEAR ENDED DECEMBER 31, 1994


                                                 Contributed by Starwood Capital
                      ---------------------------------------------------------------------------------------
                        Capitol            French
                         Hill              Quarter          Doubletree           Wichita             Total
                        -------            -------          ----------           -------             -----
 Hotel Revenues       $3,484,000         $5,247,000         $3,753,000         $3,983,000         $16,467,000
 Hotel Expenses  .     2,228,000          3,789,000          2,795,000          3,939,000          12,751,000

 Depreciation  . .       556,000            858,000            481,000            601,000           2,496,000
                      ----------         ----------         ----------         ----------         -----------
 Net Income           $  700,000         $  600,000         $  477,000         $(557,000)         $ 1,220,000
                      ==========         ==========         ==========         ==========         ===========

                                                        Acquired Properties
                           ----------------------------------------------------------------------------------
                               Omni                 Sheraton            Embassy Suites
                           Chapel Hill           Colony Square               Tempe                   Total
                           -----------           -------------          --------------               -----
 Hotel Revenues             $4,407,000            $16,200,000             $6,025,000              $26,632,000

 Hotel Expenses              3,024,000             12,656,000              3,823,000               19,503,000
 Depreciation                  884,000              3,363,000              2,006,000                6,253,000
                            ----------            -----------             ----------              -----------
 Net Income                 $  499,000            $   181,000             $  196,000              $   876,000
                            ==========            ===========             ==========              ===========


NOTE 2.  NET INCOME PER PAIRED SHARE

Net income per Paired Share has been computed using the pro forma weighted average number of Paired Shares and equivalent Paired Shares outstanding for the period presented of 13,822,617 Paired Shares.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

                 As discussed in Item 1 of this Joint Annual Report under the caption "The Reorganization", the Trust and the Corporation consummated the Reorganization on the Closing Date effective as of January 1, 1995. Since the Reorganization, the Trust has conducted substantially all of its business and operations through the Realty Partnership and the Corporation has conducted substantially all of its business and operations (other than its gaming operations) through the Operating Partnership. The Trust controls the Realty Partnership as its sole general partner. The Corporation controls the Operating Partnership as its managing general partner, although until the receipt of required gaming approvals, a management committee of the Operating Partnership will manage the Operating Partnership.

                 As discussed in Item 1 of this Joint Annual Report under the caption "The Offering", on July 6, 1995, the Trust and Corporation consummated a public offering of Paired Shares and received aggregate net proceeds of approximately $245.7 million.

                 As discussed in Item 1 of this Joint Annual Report under the caption, "Credit Facilities" in 1995 the Realty Partnership entered into the Repo Facility and the Acquisition Facility and, as of December 31, 1995, had borrowed $119.1 million to acquire hotel assets and for general corporate purposes.

COMBINED PRO FORMA RESULTS OF OPERATIONS

PRO FORMA NET INCOME

                 On a pro forma basis (see Item 6, Pro Forma Financial Statements), combined net income for the year ended December 31, 1995 grew by
15.2 % to $21.1 million, or $1.53 per Paired Share, on combined revenues of $176.6 million, compared to combined net income of $18.4 million, or $1.33 per Paired Share, on combined revenues of $159.2 million for the corresponding period in 1994. On a year-to-year basis, while occupancy rates remained relatively constant, average daily rate ("ADR") for Starwood Lodging's owned and operated nongaming hotels for the year ended December 31, 1995 (including the New Properties in each year), increased 11.2%, from $67.43 to $74.98, and REVPAR for such hotels increased 12.9%, from $47.61 to $53.76.

                 The 10.9% increase in pro forma revenues for 1995 resulted from the impact of revenues from the New Properties together with increases in ADR for Starwood Lodging's upscale, midscale and economy segment hotels of 14.4%, 4.4% (2.2% excluding the Dallas, Texas property which lost the benefit of a Marriott franchise in 1994) and 10.0 percent, respectively. Management believes that ADR increases, particularly in the upscale segment, reflect increases in demand which continue to exceed increases in supply. The increase in the economy segment (consisting of two hotels) primarily reflects management's decision to reposition and flag the formerly independent Portland, Oregon property in October of 1994.

                 The following tables summarize average occupancy, ADR and REVPAR on a year-to-year basis for Starwood Lodging's owned and operated, nongaming hotels (including the New Properties for the period beginning with their respective dates of acquisition and ending at the end of each period) for the years ended December 31, 1995 and 1994.

                                                                          Years Ended
                                                                         December 31,
                                                                       1995         1994
                                                                       ----         ----
                            All Nongaming Hotels:
                            Occupancy rate                            71.7%         70.6%
                            ADR                                       $74.98       $67.43
                            REVPAR                                    $53.76       $47.61
                            REVPAR % change                           12.9%

                            Upscale Hotels:
                            Occupancy rate                            73.0%         71.8%
                            ADR                                       $86.39       $75.49
                            REVPAR                                    $63.78       $54.20
                            REVPAR % change                           17.7%

                            Midscale  Hotels (excluding  Dallas
                            Park Central):
                            Occupancy rate                            68.8%         68.5%
                            ADR                                       $58.44       $55.99
                            REVPAR                                    $39.92       $38.35
                            REVPAR % change                            4.1%

                            Economy Hotels:
                            Occupancy rate                            79.1%         73.6%
                            ADR                                       $61.40       $55.81
                            REVPAR                                    $48.57       $41.08

                            REVPAR % change                           18.2%

                 Management believes that the increases in REVPAR resulted primarily from increases in demand due to more favorable economic conditions which have created increased business and leisure travel throughout the United States, while the supply of hotel rooms has not increased as rapidly. REVPAR increases were greatest at the upscale hotels (16.3% increase) as well as the Harvey Hotel in Wichita, Kansas (renovated in 1994) and the Days Inn in Portland, Oregon, which was flagged a Days Inn in late 1994.

                 Management believes that there are several important factors that have contributed to the improved profitability of Starwood Lodging's hotel properties, including increased occupancy and average room rate and effective cost management. Because a substantial portion of the hotels' operating costs and expenses are generally fixed, Starwood Lodging derives substantial operating leverage from increases in revenue. Consequently, primarily as a result of the stronger growth in ADR than in occupancy, gross margins for the year ended December 31, 1995 rose to 30.6% from 28.9% for the year ended December 31, 1994.

ACQUISITIONS

                 During 1995, excluding the properties contributed as part of the Reorganization, Starwood Lodging acquired: the 168-room Omni Hotel in Chapel Hill, North Carolina; the 462-room Sheraton Colony Square Hotel in Atlanta, Georgia; the 224-room Embassy Suites in Tempe, Arizona; the 652-room Doral Inn in New York, New York; a $19.5 million mortgage interest in the 263-room Grand Hotel in Washington, D.C.; the 364-room Terrace Garden Inn and the 180-room Lenox Inn in Atlanta, Georgia; and the 206-room Calverton Holiday Inn in Beltsville, Maryland. In the first month of 1996, Starwood Lodging acquired the equity in the Grand Hotel in Washington, D.C., and a 58.2% interest in a joint venture that acquired the Boston Park Plaza. In total, Starwood Lodging's growth through acquisitions since the beginning of 1995 has exceeded $250 million, including the assumption by the Operating Partnership of the management of eight of these hotels containing over 2,800 rooms.

SELF MANAGEMENT

                 Consistent with its business objective to capture the economic benefits otherwise retained by a third-party operator, the Operating Partnership has assumed management of eight hotels acquired since the beginning of 1995 as well as seven properties owned as of January 1, 1995. Of the remaining four third-party management agreements currently in place, two are expected to be terminated in early 1996 and management of the underlying properties assumed by the Operating Partnership. Management believes that the assumption of direct control over the operations of these hotels will allow Starwood Lodging to effectively use its experience to improve operations and implement renovations and expansions.

RENOVATIONS AND REPOSITIONING HOTELS

                 Starwood Lodging has commenced an estimated $10.0 million renovation and conversion of the Dallas property to a Radisson. Additionally, Starwood Lodging has commenced an estimated $6.0 million renovation of the Atlanta Sheraton Colony Square Hotel and a $2.0 million renovation of the Portland Riverside Inn. Starwood Lodging reflagged the Grand Hotel in Washington, D.C. as a Westin effective February 1, 1996 and is currently negotiating the flagging of the French Quarter Suites Hotel in Lexington, Kentucky which is expected to benefit from a national franchise affiliation and reservation system. Starwood Lodging is currently planning renovations of the Doral Inn, the Boston Park Plaza and certain other properties and may plan and commence other renovations of existing and new properties as it deems appropriate. Renovations of specific hotels are expected to have a negative impact on the revenues of such hotels during the pendency of major renovations.

GAMING

                 Revenues from the two hotel/casinos in Las Vegas declined $1.1 million to $26.9 million reflecting a reduction in revenues primarily at the Bourbon Street casino. Earnings from the two hotel/casinos declined $840,000 in line with the decrease in revenues. Both properties are currently being marketed for sale.

INTEREST INCOME

                 Interest from mortgage and other notes, on a pro forma basis, increased slightly reflecting interest received from the mortgage on the Grand Hotel for the last three months of 1995 and which was partially offset by overall reduced interest income for the year ended December 31, 1995, primarily due to repayment of notes secured by mortgages on hotels in Albany, Georgia, Irving, Texas, Stockton, California and Jefferson City, Missouri.

OTHER INCOME

                 Other income of $2.0 million for the year ended December 31, 1995 was $1.0 million higher than the previous year.

                 Included in other income for the year ended December 31, 1995 are (i) $800,000 received as a result of the termination of management contracts in connection with the settlement of certain shareholder actions against former officers of Starwood Lodging (see Item 3 of Part I) and (ii) the retention of a $500,000 deposit related to the failure of the prospective purchaser of the Bourbon Street Hotel and Casino to complete the purchase of the hotel from Starwood Lodging.

ADMINISTRATIVE AND OPERATING EXPENSES

                 Administrative and operating expenses for the year ended December 31, 1995 increased to $5.7 million representing 3.2 percent of total revenue, from $4.2 million or 2.6 percent of revenue for the corresponding period in 1994. The increases were primarily a result of increases in payroll costs due to additions to the corporate staffs of Starwood Lodging.

INTEREST EXPENSE

                 On a pro forma basis, interest expense declined approximately $300,000 to $2.9 million in 1995, reflecting a lower amount outstanding in 1995 on notes payable secured by the Milwaukee Marriott together with lower overall interest rates in 1995 as compared to 1994.

DEPRECIATION AND AMORTIZATION

                 Depreciation and amortization on a pro forma basis increased to $18.9 million in 1995 reflecting depreciation relating primarily to the New Properties.

ACCOUNTING POLICIES

                 In March and October 1995, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" and No. 123 "Accounting for Stock-Based Compensation," respectively. These statements are effective for financial statements for fiscal years beginning after December 15, 1995. Management believes that adoption of Standard No. 121 will not have a material effect on its financial position or results of operations. Management intends to adopt the disclosure method of Standard No. 123 and, accordingly, there will be no impact on Starwood Lodging's financial position or results of operations.

COMBINED LIQUIDITY AND CAPITAL RESOURCES

                 Cash Flow Provided by Operating Activities. The principal source of cash to be used to fund Starwood Lodging's operating expenses, interest expense, recurring capital expenditures and dividend payments is cash flow provided by operating activities. Starwood Lodging anticipates that its cash flow provided by operating activities will provide the necessary funds on a short and long term basis to meet the cash requirements described above, including all distributions to shareholders.

                 Cash flows from Investing and Financing Activities. Starwood Lodging intends to finance the acquisition of additional hotel properties, major hotel renovations and other non-recurring capital expenditures through cash flow from operations, through borrowings under the Facilities and, when market conditions warrant, through the issuance of equity or debt securities. As of December 31, 1995, the Realty Partnership had borrowed approximately $119.1 million under the Facilities to fund the acquisition of the New Properties.

                 As previously discussed, Starwood Lodging has commenced an approximately $10.0 million renovation and conversion of the Dallas Park Central Hotel to a Radisson, an approximately $6.0 million renovation of the Atlanta Sheraton Colony Square Hotel and an approximately $2.0 million renovation of the Portland Riverside Inn. Starwood Lodging is currently planning renovations of the Doral Inn and the Boston Park Plaza and may plan and commence other renovations of existing and new properties as it deems appropriate. Renovations of specific hotels are expected to have a negative impact on the revenues of such hotels during the pendency of major renovations. Management believes the renovations should result in increases in REVPAR and cash flow after completion.

                 From January 1, 1995 to the date of the filing of this Joint Annual Report, Starwood Lodging has invested over $225 million in acquiring hotels ($171 million plus capital expenditures of $4.2 million for the year ended December 31, 1995). As part of its investment strategy, Starwood Lodging plans to acquire additional hotels. Starwood Lodging intends to incur additional indebtedness in a manner consistent with its policy of maintaining a Ratio of Debt - to - Total Market Capitalization of not more than 50%. Management of each of the Trust and the Corporation believes that it will have access to capital resources sufficient to satisfy the cash requirements of each of the Trust and of the Corporation and to expand and develop their business in accordance with their strategy for future growth.

                 The Trust paid dividends in the fourth quarter of 1995 by declaring a dividend of $0.47 per Paired Share for the quarter ended September 30, 1995 which was paid on October 27, 1995. The Trust also declared a dividend of $0.47 per Paired Share for the fourth quarter ended December 31, 1995 which was paid in January of 1996.

                 Pro Forma Funds From Operations. Management believes that FFO is one measure of financial performance of an equity REIT such as the Trust.
On a pro forma basis, combined FFO (as defined by the National Association of Real Estate Investment Trusts ("NAREIT") (1)) for the year 1995 grew by 14.4 percent to $48.6 million, compared to combined FFO of $42.5 million, for the corresponding period in 1994. The following table shows the calculation of pro forma combined FFO for the indicated periods:

                                                                                     Year Ended December 31,
                                                                                  -----------------------------
                                                                                   1995                  1994
                                                                                   ----                  ----
                                                                                         (in thousands)
                    Income before minority interest                               $30,245               $26,254

                    Real estate related depreciation and
                     amortization, net of amortization of financing
                     costs                                                         18,264                16,666
                    Loss (gain) on sales of hotel assets                              125                  (456)
                                                                                  -------               -------
                    Funds from Operations                                         $48,634               $42,464
                                                                                  =======               =======


    (1) With respect to the presentation of FFO, management elected early adoption of the "new definition" as recommended in the March 1995 NAREIT White Paper on Funds from Operations beginning January 1, 1995. Management and industry analysts generally consider funds from operations to be one measure of the financial performance of an equity REIT that provides a relevant basis for comparison among REITs and it is presented to assist investors in analyzing the performance of Starwood Lodging. Funds from operations is defined as income before minority interest (computed in accordance with generally accepted accounting principles), excluding gains and losses from debt restructuring and sales of property, and real estate related depreciation and amortization (excluding amortization of financing costs). Funds from operations does not represent cash generated from operating activities in accordance with generally accepted accounting principles and is not necessarily indicative of cash available to fund cash needs.
             Funds from operations should not be considered an alternative to net income as an indication of Starwood Lodging's financial performance or as an alternative to cash flows from operating activities as a measure of liquidity.

FFO includes $1 million of interest income recognized in excess of the actual cash received on mortgage notes receivable (as a result of the notes having been purchased at a discount) for each of the years ended December 31, 1995 and 1994.

HISTORICAL RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 1995 AND 1994

             The following discussion and analysis of the historical results of operations for the years ended December 31, 1995 and 1994 give effect to transactions on the actual date they were consummated; in the case of the Reorganization, as of January 1, 1995; in the case of the Offering, July 6, 1995; and in the case of acquisitions of hotel properties as of the date each was purchased.

             Combined Funds From Operations. Management believes that FFO is one measure of financial performance of an equity REIT such as the Trust. Combined FFO for the twelve months of 1995 rose by 379 percent to $33.1 million compared to combined FFO of $6.9 million on combined revenues of $161.7 million for the comparable period in 1994. The following table shows the calculation of pro forma combined FFO for the indicated periods:

                                                                                     Year Ended December 31,
                                                                                  ------------------------------
                                                                                    1995                  1994
                                                                                    ----                  ----
                                                                                          (in thousands)
                    Income before minority interest and                           $18,138               $(4,663)
                    extraordinary items

                    Shareholder litigation expense                                    ---                 2,648
                    Provision for loss                                                ---                   759
                    Real estate related depreciation and                           14,799                 8,161
                      amortization, net of amortization of financing
                      costs
                    Loss (gain) on sales of hotel assets                              125
                                                                                  -------                ------

                    Funds from Operations                                         $33,062                $6,905
                                                                                  =======                ======


THE TRUST

             Net income for the Trust for the year ended December 31, 1995 was $10.7 million as compared to a loss of $3.5 million in the prior year. Rents from the Corporation, which are primarily based on hotel revenues, increased $9.8 million to $26.7 million for the year ended December 31, 1995, as compared to the corresponding period in 1994. The increase was primarily the result of rents earned by the Realty Partnership on four hotels contributed by the Starwood Partners to the Realty Partnership and the Operating Partnership effective January 1, 1995 and seven additional hotels acquired during the year ended December 31, 1995. The four contributed hotels (the Doubletree Hotel located in Rancho Bernardo, California; Capitol Hill Suites located in Washington, DC; the Harvey Wichita located in Wichita, Kansas; and the French Quarter Suites located in Lexington, Kentucky) and the seven hotels acquired during the year accounted for increased rents of $9.5 million for the year. In addition, rents earned by the Trust from continuously owned properties leased by the Corporation increased $838,000. These increases were offset by a decrease in rents of $543,000 resulting from the sale of hotels in Austin, Texas (May 1994), Brunswick, Georgia (August 1994), New Port Richey, Florida (August 1994), Fayetteville, North Carolina (November 1994) and Jacksonville, Florida (November 1994).

             Interest from the Corporation increased by $3.0 million to $4.8 million for the year ended December 31, 1995 as compared to the corresponding period in 1994. The increase in interest income resulted primarily from (i) interest on the intercompany mortgage note relating to the Doral Inn from September 20, 1995 to the end of the year; (ii) interest on unsecured notes from the Corporation having an average balance of $11.1 million and bearing interest at prime plus two percent for the year ended December 31, 1995 (a moratorium on the payment of interest on such unsecured notes was in effect throughout 1994); and (iii) interest on the first mortgage of the Milwaukee Marriott Hotel (owned by a partnership of which the Operating Partnership is the sole general partner) which was purchased by the Realty Partnership in July 1995.

             Interest from mortgage and other notes amounted to $10.8 million for the year ended December 31, 1995, as compared to $1.5 million for the corresponding period in 1994. The increase primarily resulted from the contribution of notes receivable by the Starwood Partners to the Realty Partnership in the Reorganization, together with interest earned on the mortgage note receivable relating to the Grand Hotel purchased in September 1995.

             Other income for the year ended December 31, 1995 of $1.1 million resulted primarily from the retention of a $500,000 deposit related to the proposed sale of the Bourbon Street hotel/casino and the receipt of $289,000 and $48,000 of proceeds relating to land comprising part of the King 8 hotel/casino and Bourbon Street hotel/casino, respectively, which was transferred pursuant to eminent domain proceedings.

             The Trust and the Corporation periodically estimate the value of their hotel assets and compare these values to the net book values of the hotel assets. For hotel assets not held for sale, the undiscounted future cash flows of the assets on a hotel-by-hotel basis, are compared to the net book value of the assets; and if the undiscounted future cash flows are less than the net book value of the assets, the excess of the net book values over the estimated fair values is charged to current earnings. When it is the opinion of management that the fair value of a hotel that has been identified for sale is less than the net book value of the hotel, a reserve for losses is established. Fair value is determined based upon the discounted cash flow of the properties at rates (generally ranging from 11.0% to 21.0%) deemed reasonable for the type of property and prevailing market conditions, and, if appropriate, then current net proceeds of sale from pending offers. In determining whether to accept an offer for the sale of a property, management considers the fairness of the offer in comparison to the value of the property, the terms of the offer, and whether the offer is all cash or includes seller financing.

             Based on the foregoing methodology, a provision for loss in the amount of $759,000 was recorded in 1994. No provision for loss was recorded in 1995.

             Interest expense decreased by $3.8 million to $12.4 million for the year ended December 31, 1995, as compared to the corresponding period in 1994. The decrease was due to the repayment of approximately $206.5 million of existing indebtedness following the Offering and to the retiring of mortgage notes in 1995, which were secured by the Embassy Suites Hotel in Phoenix, Arizona and the Bay Valley Resort in Bay City, Michigan and was partially offset by the assumption of additional notes payable by the Realty Partnership in the Reorganization, three of which were also repaid during 1995.

             Depreciation and amortization expense increased by $3.8 million for the year ended December 31, 1995, as compared to the corresponding period in 1994, principally due to the above mentioned property contributions and acquisitions and to the amortization of reorganization and financing costs which were partially offset by the above mentioned property sales.

             Administrative and operating expenses for the year ended December 31, 1995 increased $856,000 to $2.4 million reflecting increased payroll costs due to the growth of the Trust and costs incurred relating to the potential acquisition of hotels which ultimately were not acquired.

             Minority interest represents the interest of the Starwood Partners in the Realty Partnership for the year ended December 31, 1995.

             During 1995, the Trust recognized an extraordinary loss of $2.2 million net of minority interests of $163,000 relating to two items:

             (a) An extraordinary loss before minority interest of $3.6 million due to the early extinguishment of debt in respect of the Prior Credit Agreement which was terminated during the year; and

             (b) An extraordinary gain before minority interest of $1.3 million relating to the reversal of outstanding amounts accrued in 1993, due to the early extinguishment of debt.

THE CORPORATION

             Hotel revenues increased by $38.6 million for the year ended December 31, 1995, as compared to the corresponding period in 1994. The addition of the four contributed properties and the seven acquired properties as discussed above resulted in increases in hotel revenue of $42.2 million for the year ended December 31, 1995. This increase was offset by the hotel sales discussed above resulting in decreased revenues of $7.2 million. The remaining increase of $3.6 million for the year ended December 31, 1995, is attributable to other continuously owned properties.

             Gaming revenues for the year ended December 31, 1995 as compared to the year ended December 31, 1994 decreased by $1.1 million to $26.9 million. Management believes that operating performance from its gaming assets in 1996 will be comparable to that of the prior year.

             Included in other income for the year ended December 31, 1995 is $800,000 received by the Corporation as a result of the termination of management contracts in connection with the settlement of certain shareholder actions against former officers of Starwood Lodging (see Item 3 of Part I).

             Administrative and operating expenses increased by $653,000 for the year ended December 31, 1995, as compared to the corresponding period in 1994. The increase was primarily the result of increases in payroll costs due to the Corporation's growth.

             Depreciation and amortization expense increased by $3.5 million for the year ended December 31, 1995, as compared to the corresponding period in 1994. The increase was primarily the result of the hotels contributed by Starwood Capital in connection with the Reorganization and those hotels acquired by Starwood Lodging and amortization of Reorganization costs as discussed above.

             Minority interest represents the interest of the Starwood Partners in the Operating Partnership for the year ended December 31, 1995.

             For information with respect to rent and interest paid to the Trust during the years ended December 31, 1995 and 1994, see "The Trust" above.

HISTORICAL RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 1994 AND 1993

THE TRUST

             Rents from the Corporation totaled $16.9 million and $16.5 million for the years ended December 31, 1994 and 1993, respectively. The increase was due to higher hotel revenues for the hotels leased by the Corporation from the Trust (which resulted in higher percentage rents) offset by a decrease in rental income of $802,000 resulting from the sale of hotels in Tucker, Georgia (June 1993), St. Louis, Missouri (December 1993), Austin, Texas (April 1994), New Port Richey, Florida (August 1994), Brunswick, Georgia (August 1994), Fayetteville, North Carolina (November 1994) and Jacksonville, Florida (November 1994).

             Interest from the Corporation increased to $1.7 million from $1.5 million for the years ended December 31, 1994 and 1993, respectively. The increase in interest income was a result of the higher amounts outstanding under the Milwaukee notes, which increased from $15.2 million at December 31, 1993 to $16.9 million at December 31, 1994. (For information pertaining to such notes see Notes 4 and 5 of Notes to Financial Statements.) For additional information with respect to rents and interest from the Corporation in future periods, see "Liquidity and Capital Resources" below.

             Interest from mortgage and other notes receivable increased by $224,000 for the year ended December 31, 1994 as compared to 1993. The increase resulted from the higher balances outstanding from the additional notes received upon sales of the hotel properties discussed above and the receipt of the final payment under three notes receivable relating to the Vagabond Inns in Rosemead, Sacramento and Woodland Hills, California, the interest on such notes having been previously deferred.

             Gains on sales of hotel assets for the year ended December 31, 1994 totaling $432,000 reflected the sales of hotels discussed above and $208,000 related to the in substance foreclosure and subsequent all cash sale of the underlying property collateralizing the Trust's mortgage note receivable on the Ramada Inn in Merrimack, New Hampshire.

             Interest expense totaled $16.3 million and $14.0 million for the years ended December 31, 1994 and 1993, respectively, an increase of $2.3 million. The increase was primarily due to an increase in the average interest rate under a subsequently refinanced credit agreement, such rate varying with the prime rate charged by one of the Senior Lenders.

             The sales of the properties discussed above and an increase in the provision for investment losses are the primary reasons for the decline in depreciation and amortization expense of $425,000 between 1994 and 1993.

             Administrative and operating expenses totaled $1.6 million and $1.9 million for the years ended December 31, 1994 and 1993, respectively, a decrease of $365,000. The decrease was primarily the result of lower insurance expense and professional fees unrelated to the debt restructuring.

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

             See Part I, Item 3, Legal Proceedings, of this Joint Annual Report for a description of an agreement between Ross and Starwood Capital with respect to certain claims of Ross purchased by Starwood Capital and an agreement by Starwood Capital to purchase the Paired Shares of the Trust and Corporation owned by Ross at a price of $33.75 per Paired Share subject to certain adjustments. Starwood Capital also had the right to purchase such Paired Shares at the same time and on the same terms. During 1994, the Trust and the Corporation recorded a charge to shareholder litigation expense of $1.3 million and $1.3 million, respectively, the estimated fair market value of the agreement, as determined by an investment banker using an option pricing model. In 1995, Starwood Capital and Starwood Lodging agreed, among other things, that the maximum amount Starwood Capital could recover under such claims would not exceed an aggregate of $1.8 million. In January 1996, Ross elected to sell his Paired Shares, which were sold at a price of $29.625 per Paired Share and the Trust and the Corporation paid $1,375,743 in the aggregate pursuant to their indemnity obligations.

             No distributions were made by the Trust for the years ended December 31, 1994 or 1993.

             The Trust's net loss totaled $3.5 million, or $(1.72) per share, and $3.9 million or $(1.92) per share, for the years ended December 31, 1994 and 1993, respectively.

THE CORPORATION

             Hotel revenues totaled $82.7 million and $86.9 million for the years ended December 31, 1994 and 1993, respectively, representing a decrease of $4.2 million. The hotel sales described under the caption "The Trust" above resulted in decreased revenue of $5.3 million. In March 1994, the franchise agreement and management agreement with Marriott Corporation for the Dallas property were terminated. The property was then being managed for the Corporation by Sage Hospitality, and operated as the Dallas Park Central Hotel. Revenues at the Dallas property decreased by $3.8 million. The decrease from property sales and the Dallas property were offset by increased revenues of $4.9 million at the properties which continued to be leased from the Trust by the Corporation, including an increase of $1.5 million at the Milwaukee Marriott, which was renovated during 1993. The following table summarizes average occupancy and average room rates for properties which were operated by the Corporation under lease from the Trust at December 31, 1994:

                                                                    Year Ended December 31,
                                                             ------------------------------------
                                                              1994                          1993
                                                             ------                        ------
 Including Dallas Park Central:
 Occupancy Rate                                              68.03%                        65.32%

 Average Room Rate                                           $59.85                        $60.30

 Excluding Dallas Park Central:
 Occupancy Rate                                              71.76%                        65.75%
 Average Room Rate                                           $59.84                        $59.88

Management of the Corporation believes that the increases in the average occupancy rate resulted primarily from more favorable economic conditions which created increased business and pleasure travel throughout the United States and improved operational systems.

             Gaming revenues totaled $28.0 million and $27.5 million for the years ended December 31, 1994 and 1993, respectively.

             For information regarding the carrying value of properties held for sale, see the Trust above. Gain on sales of hotel assets totaled $24,000 and $74,000 for the years ended December 31, 1994 and 1993, respectively, reflecting the property sales described above.

             Hotel expenses totaled $60.8 million and $68.1 million or 73.6% and 78.4% of hotel revenues, for the years ended December 31, 1994 and 1993, respectively. The decrease in hotel expenses as a percentage of hotel revenue are primarily due to the lower cost of operating the Dallas property (see discussion of hotel revenues above) where operating expenses have historically been higher than at other hotel properties, the improved operating margin resulting from the renovation of the Milwaukee Marriott discussed above and the effect of the sale of the properties having higher operating costs as a percentage of revenues than properties that continue to be operated by the Corporation.

             Gaming expenses totaled $24.4 million and $24.1 million, or 87.4% and 87.5% of gaming revenues, for the years ended December 31, 1994 and 1993, respectively.

             For information with respect to rent and interest to the Trust during the years ended December 31, 1994 and 1993, see "The Trust - Results of Operations for the Years Ended December 31, 1994 and 1993" above.

             Administrative and operating expenses decreased by $161,000, or 6%, for the year ended December 31, 1994 as compared to 1993. The decrease was primarily the result of a reduction in the level of corporate staff.

             The Corporation's net loss totaled $1.2 million, or $(0.59) per share, in 1994, as compared to $3.1 million, or $(1.56) per share, for 1993.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

             The financial statements and supplementary data required by this Item are included in Item 14 of this Joint Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

             The required disclosure has been previously reported in Starwood Lodging's Joint Proxy Statement dated November 3, 1995.

                                   PART III

ITEM 10. TRUSTEES, DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANTS.

Trustees and Executive Officers of the Trust

    The following table sets forth, for each of the current members of the Trust's Board of Trustees as of the date of this Joint Annual Report, the class of Trustees to which such Trustee has been elected, the name and age of such Trustee, the principal occupation or employment of such Trustee during the past five years and the principal business of such Trustee's employer, other directorships held by such Trustee and the year in which such Trustee first became a Trustee of the Trust.

Trustees Whose Terms Expire at the 1996 Annual Meeting

                 Name and Age                      Principal Occupation and Business Experience                Trustee Since
                 ------------                      --------------------------------------------                -------------
                 Jeffrey C. Lapin (39)             President and Chief Operating Officer of the Trust.         September 1992
                                                   Mr. Lapin was President and Chief Executive Officer of
                                                   the Trust from May 1991 to December 1994 and has been
                                                   a Trustee since September 1992.  Prior to that time,
                                                   he was Vice President (from January 1988) and
                                                   Secretary (from September 1986) of the Trust.  Prior
                                                   to 1986 Mr. Lapin was a real estate attorney at
                                                   Mitchell, Silberberg & Knupp in Los Angeles.  Mr.
                                                   Lapin is a director of THQ, Inc., a licensee of
                                                   Nintendo products.


                 Stephen R. Quazzo (36)            President since April 1991 of Equity Institutional
                                                   Investors, Inc., a subsidiary of Equity Group
                                                   Investments, Inc., a Chicago based holding company
                                                   controlled by Samuel Zell.  Prior to that time, Mr.
                                                   Quazzo was a Vice President of Goldman, Sachs & Co.,
                                                   responsible for the firm's real estate

                                                   investment banking activities in the Midwest.  Mr.
                                                   Quazzo is a member of the Urban Land Institute and is       August 1995
                                                   on the advisory board of City Year Chicago.

Trustees Whose Terms Expire at the 1997 Annual Meeting

                 Name and Age                      Principal Occupation and Business Experience                Trustee Since
                 ------------                      --------------------------------------------                -------------
                 Bruce W. Duncan (44)              President and Chief Executive Officer of The Cadillac       August 1995
                                                   Fairview Corporation Limited since January, 1996.
                                                   From October 1994 to December 1995, President of
                                                   Blakely Capital, Inc., a private firm focusing on
                                                   investments in real estate and telecommunications.
                                                   From 1992 to April 1994, Mr. Duncan was President and
                                                   Co-Chief Executive Officer of JMB Institutional Realty
                                                   Corporation and from 1984 to 1991 Executive Vice
                                                   President of JMB Realty Corporation. Mr. Duncan holds
                                                   an MBA from the University of Chicago.  He is on the
                                                   Board of Trustees of Kenyon College.

                 Daniel H. Stern (34)              Co-founder and President of Ziff Brothers Investments,      August 1995
                                                   L.L.C., a diversified New York based investment
                                                   management firm.  Prior to co-founding Ziff Brothers
                                                   Investments in December 1992, Mr.Stern was the Co-
                                                   Managing Director of William A.M. Burden & Co., a
                                                   private investment management firm where he was
                                                   responsible for asset allocation and investment
                                                   policy.  Mr. Stern is a member of the Board of
                                                   Directors of Commodore Media. Inc.

                 Barry S. Sternlicht (35)          Chairman and Chief Executive Officer of the Trust.  He
                                                   is founder of Starwood Capital Group, L.P., a real
                                                   estate investment firm (and co-founder of its
                                                   predecessor entity in September 1991), and has been
                                                   the President and CEO of Starwood Capital Group, L.P.
                                                   since its formation.  Prior to forming Starwood
                                                   Capital, he was Vice President and then Senior Vice
                                                   President (from 1989 to 1991) of JMB Realty
                                                   Corporation, a real estate investment firm.  Mr.
                                                   Sternlicht is currently a member of the Management
                                                   Committee, a Trustee of each of Equity Residential
                                                   Properties Trust, a multi-family REIT, and Angeles
                                                   Participating Mortgage Trust, a REIT, Co-Chairman of
                                                   the board of directors of Westin Hotels & Resorts and
                                                   is a director of

                                                   U.S. Franchise Systems.  Mr. Sternlicht is on the            December 1994
                                                   Board of Governors of NAREIT and is a member of the
                                                   Urban Land Institute and of the National Multi-Family
                                                   Housing Council.

Trustees Whose Terms Expire at 1998 Annual Meeting

                 Name and Age                      Principal Occupation and Business Experience                Trustee Since
                 ------------                      --------------------------------------------                -------------
                 Madison F. Grose (42)             Executive Vice President and General Counsel of             December 1994
                                                   Starwood Capital Group, L.P. (and its predecessor
                                                   entity) since July 1992.  From November 1983 through
                                                   June 1992, Partner of the law firm of Pircher, Nichols
                                                   & Meeks.

                 William E. Simms (51)             President of the Risk Management Product Services           August 1995
                                                   Group, Transamerica Life Companies, and a member of
                                                   its board of directors.  Over the past 24 years, he
                                                   has held various other management positions with that
                                                   company.  He is active in civic organizations; he is
                                                   Chairman of the Charlotte-Mecklenburg Urban League and
                                                   the Charlotte-Mecklenburg Arts and Science Council,
                                                   and he is a member of the board of directors of the
                                                   Mecklenburg County United Way and the Mecklenburg
                                                   Hospital Authority.  He is a part owner of the
                                                   Carolina Panthers National Football League team.  Mr.
                                                   Simms is a director of NationsBank N.A.

    The following table includes certain information with respect to the current executive officers of the Trust other than Messrs. Sternlicht and
Lapin:


Name                          Age              Position(s) with the Trust
----                          ---              --------------------------
Ronald C. Brown               41               Vice President and Chief Financial Officer


    Ronald C. Brown. Mr. Brown has been Vice President and Chief Financial Officer of the Trust since July 1995. Prior to joining the Trust, Mr. Brown was President of Sonoran Hotel Advisors, a hotel REIT advisory firm. From December 1993 to August 1994, Mr. Brown was President of Doubletree Corporation, a public hotel operating company. From January 1991 to December 1993, Mr. Brown was Executive Vice President - Finance & Planning and then Chairman of Doubletree

Hotels Corporation. From March 1988 to April 1992, Mr. Brown was Vice President - Finance & Accounting for Canadian Pacific Hotels Corporation.

    The executive officers of the Trust serve at the pleasure of the Board of Trustees, subject in the case of Mr. Lapin to the provisions of his employment agreement with the Trust. (See "Employment Agreement with Executive Officer" included in Item 11 of this Joint Annual Report.) There is no family relationship among any of the Trustees or executive officers of the Trust.

Directors and Executive Officers of the Corporation

    The current Board of Directors of the Corporation consists of Earle F. Jones, Bruce M. Ford, and Graeme W. Henderson. In addition, the stockholders of the Corporation have elected Mr. Sternlicht and Daniel W. Yih, Jean-Marc Chapus, Steven R. Goldman, Michael A. Leven and Jonathan D. Eilian as directors of the Corporation to take office upon the receipt of necessary regulatory approvals from the Nevada Gaming Authorities ("Gaming Approval"). Gaming Approvals are expected to be received by the end of 1997. Messrs. Henderson and Ford have indicated their intention to resign from the Board of Directors of the Corporation when the required Gaming Approval is received.

    Pending receipt of any required Gaming Approval, the current Directors of the Corporation are continuing as such and the Operating Partnership is being managed by a management committee (the "Management Committee") consisting of the current Directors of the Corporation, as well as the additional persons elected to take office upon receipt of any required Gaming Approval. While awaiting Gaming Approval, the Corporation's existing management and Board of Directors will be responsible for the operation and control of the gaming assets of the Corporation, and the other Management Committee members will be prohibited from any influence or control of the gaming assets.

    The following table sets forth, for each of the current members of the Corporation's Board of Directors as of the date of this Joint Annual Report, the name and age of such Director, the principal occupation or employment of such Director during the past five years and the principal business of such Director's employer, other directorships held by such Director and the year in which such Director first became a Director of the Corporation. The terms of each of such Directors will expire at the 1998 Annual Meeting.

                 Name and Age                      Principal Occupation and Business Experience                Director Since
                 ------------                      --------------------------------------------                --------------
                 Bruce M. Ford (56)                President of FST Management Corporation and President       September 1983
                                                   and Managing Partner of F.K.B. Management Corporation,
                                                   hotel and restaurant management companies, since
                                                   January 1988, and a member of Gibson 25 Associates,
                                                   LLC, a hotel developer since March 1995.  President of
                                                   Ford Management Corporation, a hotel/motel management
                                                   and development company, since June 1988.  Prior to
                                                   that time, Mr. Ford was Senior Vice President of
                                                   Operations of Ramada Inns.

                 Graeme W. Henderson (62)          Chairman of the Trust from July 1989 to December 1994       September 1986
                                                   and Trustee of the Trust from September 1986 to
                                                   December 1994.  He has been an independent financial
                                                   consultant since January 1990.  Prior to January 1990,
                                                   Mr. Henderson was President of Henderson Consulting,
                                                   Inc., a private financial consulting firm.  Mr.
                                                   Henderson has been President of Capstan, Inc.
                                                   (Formerly Seymour, Inc.), a manufacturer of machine
                                                   tool controls, since 1982.  Mr. Henderson is currently
                                                   a director of Capital Southwest Corporation.

                 Earle F. Jones (69)               Chairman of the Board of Directors of the Corporation       September 1985
                                                   since February 1989.  Co-Chairman since 1988 of MMI
                                                   Hotel Group, a hotel company.  From 1967 to 1968, Mr.
                                                   Jones was President of the International Association
                                                   of Holiday Inns and served two terms as a director.
                                                   Mr Jones is a Trustee and Chairman of Communications
                                                   Improvement Trust, whose beneficiaries are public
                                                   broadcasting and Tougaloo College, a member of the
                                                   Board of Trustees for Millsaps College and the
                                                   Catholic Foundation and Co-Chairman of the Mississippi
                                                   Olympic Committee.

    The following table sets forth, for each of the current members of the Management Committee who will become Directors of the Corporation upon receipt of any required Gaming Approval, the name and age of such member, the principal occupation or employment of such member during the past five years and the principal business of such member's employer, other directorships held by such member and the year in which such member first became a member of the Management Committee.

Members Whose Terms Expire at the 1996 Annual Meeting

                                                                                                                  Member of
                                                                                                                 Management
                 Name and Age                      Principal Occupation and Business Experience                Committee Since
                 ------------                      --------------------------------------------                ---------------
                 Jean-Marc Chapus (36)             Managing Director and Portfolio Manager of Trust            August 1995
                                                   Company of the West since March 1995.  Prior to that
                                                   time he was a Managing Director and Principal of
                                                   Crescent Capital Corporation with primary
                                                   responsibility of the firm's private lending and
                                                   private placement activities.  From 1986 to 1991, Mr.
                                                   Chapus served as First Vice President at Drexel
                                                   Burnham Lambert Incorporated.  From

                                                   1982 to 1984, Mr. Chapus was a member of the mergers
                                                   and acquisitions department at Lehman Brothers Kuhn
                                                   Loeb Incorporated.

                 Steven R. Goldman (34)            Senior Vice President of the Corporation since March        December 1994
                                                   1995.  Mr. Goldman was a Vice President of Starwood
                                                   Capital Group, L.P., specializing in hotel
                                                   acquisitions and hotel asset management, from August
                                                   1993 to February 1995.  From 1990 to 1993, he was
                                                   Senior Development Manger of Disney Development
                                                   Company, the real estate investment development and
                                                   management division of the Walt Disney Company.  From
                                                   1986 to 1990, Mr. Goldman was Director of Development
                                                   of The Hyatt Development Corporation.

                 Michael A. Leven (58)             President and Chief Executive Officer of U.S.               August 1995
                                                   Franchise Systems, a hotel franchising and development
                                                   company, since October 1995.  From November 1990 to
                                                   September 1995, Mr. Leven was President and Chief
                                                   Operating Officer of Holiday Inn Worldwide.  Prior to
                                                   that time he was President of Days Inn (from 1985 to
                                                   1990), a senior executive, including President and
                                                   Chief Operating Officer, of Americana hotels (from
                                                   1976 to 1985) and an executive at Dunfey Family Hotels
                                                   (1973 to 1976) and Sonesta hotels (1961 to 1973).  Mr.
                                                   Leven is also a member of the Board of Governors of
                                                   the American Red Cross.

Members Whose Terms Expire at the 1997 Annual Meeting

                                                                                                                  Member of
                                                                                                                 Management
                 Name and Age                      Principal Occupation and Business Experience                Committee Since
                 ------------                      --------------------------------------------                ---------------
                 Jonathan D. Eilian (28)           Vice President and then Senior Vice President of            August 1995
                                                   Starwood Capital Group, L.P. (and its predecessor
                                                   entity) since its formation in September 1991.  Prior
                                                   to 1991 he was Acquisitions Associate for JMB Realty
                                                   Corporation,a  real estate investment firm, and for
                                                   The Palmer Group, L.P., a private investment firm
                                                   specializing in corporate acquisitions.  Mr. Eilian
                                                   received an MBA from the Wharton Graduate School of
                                                   Business in 1991.

                 Barry S. Sternlicht (35)          Chairman and Chief Executive Officer of the Trust.  He      December 1994
                                                   was founder of Starwood Capital Group, L.P. (and co-
                                                   founder of its predecessor entity in September 1991)
                                                   and has been the President and CEO of Starwood Capital
                                                   Group, L.P. since its formation.  Prior to forming
                                                   Starwood Capital, he was Vice President and then
                                                   Senior Vice President (from 1989 to 1991) of JMB
                                                   Realty Corporation, a real estate investment firm.
                                                   Mr. Sternlicht is currently a Trustee of the Trust, a
                                                   Trustee of each of Equity Residential Properties
                                                   Trust, a multi-family REIT, and Angeles Participating
                                                   Mortgage Trust, a REIT, Co-Chairman of the board of
                                                   directors of Westin Hotels & Resorts and is a director
                                                   of U.S. Franchise Systems.  Mr. Sternlicht is on the
                                                   Board of Governors of NAREIT and is a member of the
                                                   Urban Land Institute and of the National Multi-Family
                                                   Housing Council.

Members Whose Terms Expire at the 1998 Annual Meeting

                                                                                                                  Member of
                                                                                                                 Management
                 Name and Age                      Principal Occupation and Business Experience                Committee Since
                 ------------                      --------------------------------------------                ---------------
                 Daniel W. Yih (37)                General partner of Chilmark Partners, L.P. since June       August 1995
                                                   1995.  Mr. Yih had served as Chief Financial Officer
                                                   of Midway Airlines Corporation (from September 1995 to
                                                   December 1995) and as President of Merco-Savory, Inc.,
                                                   a manufacturer of food preparation equipment (from
                                                   March 1995 to June 1995) and as a senior executive of
                                                   Welbilt Corporation (from September 1990 to March
                                                   1995).  Prior to that time, Mr. Yih served as an
                                                   associate of Kohlberg & Co.

    The following table includes certain information with respect to each of the Corporation's current executive officers other than Mr. Goldman:

Name                          Age              Position(s) with the Corporation
----                          ---              --------------------------------
Kevin E. Mallory              36               Executive Vice President


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

    The executive officers of the Corporation serve at the pleasure of the Board of Directors. There is no family relationship among any of the Directors or executive officers of the Corporation.

ITEM 11.     EXECUTIVE COMPENSATION.

Summary of Cash and Certain Other Compensation

             The Trust. The following table provides certain summary information concerning the compensation paid for the fiscal years ended December 31, 1995, 1994 and 1993 to the Trust's Chief Executive Officer and each other executive officer of the Trust whose total compensation for 1995 exceeded $100,000 for services rendered in all capacities to the Trust.

                           SUMMARY COMPENSATION TABLE

                                                          Long Term           All Other
                            Annual Compensation          Compensation      Compensation ($)
                         -------------------------       ------------      ----------------
Name and                                                  Securities
Principal Position                                        Underlying
------------------      Year    Salary ($)   Bonus ($)   Options/SARs (#)
                        ----    ----------   ---------   ----------------

Barry S. Sternlicht      1995      91,667    150,000       417,000 (1)
   Chairman and Chief
   Executive Officer

Jeffrey C. Lapin         1995     199,167     75,000        73,667 (1)
   President and Chief   1994     190,000     75,000         2,000 (1)(2)
   Operating Officer     1993     170,834     20,000

Ronald C. Brown          1995      66,666     65,000        55,000 (1)
   Vice President and
   Chief Financial
   Officer
Michael W. Mooney        1995      50,000                                      75,000 (3)
   Vice President and    1994     150,000     20,000         1,500 (1)(2)
   Chief Financial       1993     140,416     11,667
   Officer

(1) For information with respect to these options, see "Option Exercises and Holdings" below.

(2)      Adjusted for one-for-six reverse stock split which occurred in June
         1995.

(3)      Amount shown reflects cash paid for severance.

             The Corporation. The following table provides certain summary information concerning the compensation paid for the fiscal years ended December 31, 1995, 1994 and

1993 to each executive officer of the Corporation whose total compensation for 1995 exceeded $100,000 for services rendered in all capacities to the Corporation.

                           SUMMARY COMPENSATION TABLE

                                                                         Long Term             All Other
                                        Annual Compensation             Compensation        Compensation ($)
                                   ----------------------------      -----------------      ----------------
                                                                         Securities
Name and                                                                 Underlying
Principal                                                                 Options/
Position                           Year      Salary($)    Bonus($)         SARs (#)
--------                           ----      ---------    --------   -----------------
Kevin E. Mallory                   1995       156,244      50,000        30,000(2)
  Executive Vice                   1994       150,000      37,500      1,500(1)(2)
  President                        1993       140,416      11,667

Steven R. Goldman                  1995       114,583      75,000        46,000(2)           19,800(3)
  Senior Vice
  President

__________________

(1)      Adjusted for one-for-six reverse stock split which occurred in June
         1995.

(2) For information with respect to these options, see "Option Exercises and Holdings" below.

(3)      Amount shown reflects cash paid for housing allowance.

Option Grants

             The following table shows, as to each executive officer of the Trust and the Corporation named in the Summary Compensation Tables above, information concerning the options granted to that officer during the year ended December 31, 1995.

                    OPTION/SAR GRANTS IN LAST FISCAL YEAR
                              INDIVIDUAL GRANTS

                                                                                        Potential Realizable
                                     % of Total                                           Value at Assumed
                    Number of         Options/                                         Annual Rates of Stock
                    Securities      SARs Granted                                       Price Appreciation for
                    Underlying      to Employees                                            Option Term
                     Options/         in Last        Exercise Price    Expiration      ----------------------
 Name            SARs Granted (#)   Fiscal Year          ($/Sh)           Date          5% ($)      10% ($)
 ----            ----------------   ------------     --------------    ----------       -------     -------
 Barry S.           417,000(3)          43.1           $23.00(6)       June 29,         479,550     959,100
  Sternlicht                                                           2005

 Jeffrey C.        36,667(1)(2)         3.79          $16.50(1)(6)     January 31,      30,250       60,501
   Lapin                                                               2000
                    31,000(3)           3.80           $23.00(6)       June 29,         35,650       71,300
                                                                       2005
 Ronald C.          55,000(4)           5.68           $24.375(6)      July 10,         67,031      134,063
   Brown                                                               2005
 Kevin E.           30,000(5)           3.0            $23.00(6)       June 29,         34,500       69,000
   Mallory                                                             2005
 Steven R.          46,000(3)           4.75           $23.00(6)       June 29,         52,900      105,800
   Goldman                                                             2005


-----------------------------

(1)      Adjusted for one-for-six reverse stock split which occurred in June
         1995.

(2) Options will become exercisable as to one-third of the amount granted on January 31, 1995, as to an additional one-third of the amount granted on January 31, 1996 and as to the remaining amount granted on January 31, 1997.

(3) Except for options for 6,000 shares which were exercisable upon granting, options will become exercisable as to one-third of the amount granted on June 29, 1996, as to an additional one-third of the amount granted on June 29, 1997 and as to the remaining amount granted on June 29, 1998.

(4) Options will become exercisable as to one-third of the amount granted on July 10, 1996, as to an additional one-third of the amount granted on July 10, 1997 and as to the remaining amount granted on July 10, 1998.

(5) Options will become exercisable as to one-third of the amount granted on June 29, 1996, as to an additional one-third of the amount granted on June 29, 1997 and as to the remaining amount granted on June 29, 1998.

(6) The per Paired Share exercise prices are equal to the fair market value of a Paired Share on the day the options were granted.

Option Exercises and Holdings

             The following table provides information with respect to the options held as of December 31, 1995 by the executive officers of the Trust and the executive officers of the Corporation named in the Summary Compensation Tables above.

                   AGGREGATED OPTION/SAR EXERCISES IN 1995
                         AND DECEMBER 31, 1995 OPTION
                                    VALUES


                                                                   Number of Shares Underlying
                                                                           Unexercised                Value of Unexercised In-the-
                                                                     Options/SARs at Fiscal                Money Options/SARs
                              Shares                                      Year-End (#)                 at Fiscal Year-End ($) (1)
                           Acquired on         Value             -----------------------------        -----------------------------
 Name                      Exercise (#)     Realized ($)         Exercisable     Unexercisable        Exercisable     Unexercisable
 ----                      ------------     ------------         -----------     -------------        -----------     -------------
 Barry S. Sternlicht                                                6,000           411,000             39,000          2,671,500
 Jeffrey C. Lapin             8,333           194,784              20,556            54,111            228,228            540,930
 Ronald C. Brown                                                      0              55,000                0              281,875
 Michael W. Mooney                                                  4,667             1,000             110,675            13,000
 Kevin E. Mallory                                                   4,667            31,000             110,675           208,000
 Steven R. Goldman                                                  6,000            40,000              39,000           260,000

_________________

(1) Value is defined as the market price of the Paired Shares at December 31, 1995 less the exercise price of the option. The average of the high and low market prices of the Paired Shares at December 31, 1995 was $29.50.

Compensation of Trustees/Directors

             Each Trustee, Director or member of the Management Committee who is not also an officer of the Trust or the Corporation receives annual Trustee's or Director's fees of $6,000 (other than Directors of the Corporation who will continue to receive annual Director's fees of $12,000) and is reimbursed for any out-of-pocket expenses incurred in attending meetings of the Board of Trustees or the Board of Directors. Each Trustee, Director and member of the Management Committee has received options to purchase 6,000 Paired Shares and Trustees, Directors and members of the Management Committee will each receive additional options to purchase 6,000 Paired Shares on June 30 of each year, beginning June 30, 1996. The Chairman of each Board receives an additional fee of $2,500 per year. In addition, each non-officer Trustee or Director receives a fee of $750 for each meeting in which he participates (or, in the case of telephonic meetings, $500) and a fee of $500 for each committee meeting in which he participates ($1,000 per meeting for committee chairman).

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

             In 1995, the only share purchase agreements remaining in effect were those between the Trust and each of Mr. Henderson, a former trustee of the Trust and a director of the Corporation, and Mr. Samuels, and between the Corporation and each of Messrs. Jones and Ford. Upon the effectiveness of the Reorganization, the share purchase agreements with Messrs. Henderson, Samuels and Ford were terminated and the non-recourse indebtedness thereunder was canceled (an aggregate of $56,250 with respect to Mr. Henderson, $82,391 with respect to Mr. Samuels, and $108,784 with respect to Mr. Ford). In addition, the Paired Shares pledged in respect of such indebtedness were either released from such pledge, to the extent that such Paired Shares had been paid for (an aggregate of 223 Paired Shares for which $20,625 was paid with respect to Mr. Henderson, 356 Paired Shares for which $32,922 was paid with respect to Mr. Samuels, and 465 Paired Shares for which $45,279 was paid with respect to Mr.
Ford) or were forfeited by the individual, to the extent such Paired Shares had not been paid for.

Employment and Compensation Agreements with Executive Officers

             The Trust has an employment agreement with Mr. Lapin and the Corporation had an employment agreement with Mr. Mallory which provide that they receive annual salaries in 1995 of $200,000 and $150,000, respectively, and such annual bonuses, if any, as the Boards of the Trust and the Corporation, respectively, may determine. Mr. Lapin's employment agreement expires on January 31, 1997 and Mr. Mallory's employment agreement expired June, 1995. Mr. Lapin is entitled to an annual bonus of not less than $75,000 and was granted options to purchase 41,667 Paired Shares at an exercise price equal to $16.50 per Paired Share (the fair market value of the Paired Shares on the date of grant) which will vest at a rate no longer than the most rapid rate of vesting of options granted to any other executive during the term of his employment agreement. Mr. Lapin's annual salary increased to $225,000 in 1996. Mr. Lapin also is eligible to participate in all employee benefit plans and fringe benefits, if any, the Trust or the Corporation, respectively, makes available to its other executive officers. Mr. Lapin may terminate his employment for "Good Reason" as defined in his employment agreement including an assignment of duties inconsistent with his position, a substantial alteration of his responsibilities, a breach of the agreement by the Trust, removal from office without cause (as defined), a change in the composition of 51% of the Trustees, a decision by the Board of Trustees that the Trust shall merge, sell or dispose of all or substantially all of its assets, dissolve or liquidate, or the failure of Mr. Lapin to be a member of the Board of Trustees other than for cause (as defined). If Mr. Lapin so terminates his employment, he will be entitled to receive a lump sum payment equal to the base salary and bonuses that would have been payable had he continued to be employed for the remainder of the term of the employment agreement, and all fringe benefits to which he would have been entitled through the remainder of the term of the employment agreement (other than stock options or stock loans not granted prior to the date of termination).

             Pursuant to Mr. Lapin's employment agreement, the Trust loaned $250,000 to Mr. Lapin in 1995. The loan has a term of 10 years, bears interest at the lowest applicable rate prescribed by section 1274(d) of the Code and is unsecured. Mr. Lapin will have the right at any time to repay up to 50% of the loan (plus 50% of accrued interest and any collection costs) by delivering Paired Shares for credit at the rate of $11.50 per Paired Share (which is one-half of the price to the public per Paired Share in the Offering).

             In February, 1996, the Trust granted to Barry S. Sternlicht, Chairman and Chief Executive Officer, two warrants, each to purchase up to 15,000 Paired Shares at an exercise price of $1.00 per Paired Share. One warrant is exercisable immediately (the "1996 Warrant") and one is exercisable only after January 1, 1997 (the "1997 Warrant"). Any Paired Shares purchased upon exercise of such a warrant will vest ratably over the balance of the year in which that warrant first became exercisable, to the extent Mr. Sternlicht has not theretofore resigned or been discharged for "cause." Exercise of the 1997 Warrant is also subject to the condition that Mr. Sternlicht not have previously resigned or been discharged for "cause." All Paired Shares purchased upon exercise of either the 1996 Warrant or the 1997 Warrant are non-transferable prior to February, 1998. The Board of Trustees of the Trust and the Board of Directors of the Corporation intend to develop incentive compensation programs for their officers and key employees which are expected to include similar grants of warrants, options or restricted stock or other forms of incentive compensation.

                             COMPENSATION COMMITTEE
                      INTERLOCKS AND INSIDER PARTICIPATION

             During 1995 and early 1996, the compensation committee of the Trust (the "Trust Compensation Committee") was comprised of Messrs. Sternlicht, Grose and Simms. Based on informal discussions, the Trust Compensation Committee made recommendations to the Trust's Board of Trustees regarding the compensation of the Trust's executive officers (other than with respect to Mr. Sternlicht, as to which Messrs. Sternlicht and Grose recused themselves). Based in part on the recommendations of the Trust Compensation Committee, the Board of Trustees of the Trust and the executive committee of the Board of Trustees (Messrs. Sternlicht, Lapin and Grose) made decisions with respect to the compensation of the Trust's executive officers. Messrs. Sternlicht and Lapin, who are executive officers of the Trust and members of the Board of Trustees of the Trust, did not participate at the meetings related to their own compensation.

             During 1995 and early 1996, the compensation committee of the Management Committee (the "Corporation Compensation Committee") was made up of Messrs. Sternlicht, Jones and Chapus. The Corporation Compensation Committee met informally during 1995 and early 1996 to discuss the compensation of the Corporation's executive officers. Based in part on the recommendations of the Corporation Compensation Committee, the executive committee of the Management Committee comprised of Messrs. Sternlicht, Eilian and Goldman, made decisions with respect to the compensation of the Corporation's executive officers (except that Mr. Goldman recused himself with respect to his own compensation).

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
             AND MANAGEMENT.

             Certain Beneficial Owners. To the knowledge of the Trust and the Corporation, no person owns beneficially 5% or more of the Paired Shares, except as follows:


         Name and Address                        Amount               Percent of
        of Beneficial Owner                Beneficially Owned         Class (1)
        -------------------                ------------------         ----------
 FMR Corp.                                             (2)               (2)
 82 Devonshire Street
 Boston, MA  02109

 Starwood Capital Group, L.P. and            1,195,885 (3)              8.0%
   affiliated entities
 Three Pickwick Plaza, Suite 250
 Greenwich, CT  06830

 Cohen & Steers Capital                      1,033,300 (4)             7.5%
   Management, Inc.
 757 Third Avenue
 New York, NY  10017

 T. Rowe Price Associates, Inc.                799,500 (5)             5.7%
 100 East Pratt Street
 Baltimore, MD  21202

(1)      Based on the number of Paired Shares outstanding on February 23, 1996.

(2) Based on information contained in Amendment No. 1 to Schedule 13G dated February 14, 1996, FMR Corp. beneficially owns 1,795,255 Paired Shares (or 13.0% of the Paired Shares). Of these Paired Shares 1,472,389 Paired Shares are held by Fidelity Management & Research Company (a wholly owned subsidiary of FMR Corp.) and 322,866 Paired Shares are held by Fidelity Management Trust Company (a wholly owned subsidiary of FMR Corp.). FMR Corp. has sole voting power with respect to 316,266 Paired Shares and dispositive power with respect to all of these Paired Shares. Based on additional information provided to Starwood Lodging, these Paired Shares are held by various distinct entities no one of which, directly or by attribution, holds in excess of 8.0% of the outstanding Paired Shares.

(3)      Based on additional information contained in Amendment No. 1 to
         Schedule 13D dated January 23, 1996 filed by Starwood Capital, Barry S. Sternlicht and the following Starwood Partners: Berl Holdings L.P., Starwood-Apollo Hotel Partners VIII, L.P., Starwood-Apollo Hotel Partners IX, L.P., Starwood-Nomura Hotel Investors, L.P., Starwood/Wichita Investors, L.P., Starwood- Huntington Partners, L.P., Woodstar Partners I, L.P., Firebird Consolidated Partners, L.P., Starwood Opportunity Fund II, L.P. ("SOFI II"), Berl Holdings I, Inc., SAHI, Inc., SNHI, Inc., BSS Capital Partners, L.P., Sternlicht Holdings II, Inc., and SRL Holdings, Inc. Such Schedule 13D reports that Mr. Sternlicht has sole power to vote and dispose of 20,000 Paired Shares held by him and that SOFI II beneficially owns 49,933 Paired Shares and that SOFI II and Mr. Sternlicht have the power to vote and dispose of such Paired Shares and that the Starwood Partners hold units in the Realty Partnership and the Operating Partnership which are, subject to the 8.0% Paired Share ownership limit, exchangeable for an aggregate of 5,944,027 Paired Shares (approximately 30.1% of the outstanding Paired Shares after such exchange). Such units were acquired in the Reorganization described in Part I, Item 1 of this Joint Annual Report. Mr. Sternlicht also owns 15,000 Paired Shares, which are subject to the terms of a presently exercisable restricted stock warrant and may not be transferred prior to February, 1998, and 6,000 Paired Shares subject to presently exercisable options. Such Amendment No. 1 to
         Schedule 13D reports that because of the 8.0% ownership limit, the Starwood Partners cannot beneficially own more than 8.0% of the outstanding Paired Shares. The amount beneficially owned and the percent of class assumes that Starwood Partners exchange units for Paired Shares to the maximum extent permitted within the ownership limit provision; provided, however, that prior to receipt of any required Gaming Approval, Starwood Capital's ownership of Paired Shares may not exceed 4.9% of the outstanding Paired Shares.

(4) Based on information contained in Schedule 13G dated January 29, 1996. Cohen & Steers Capital Management, Inc. has sole voting power with respect to 879,400 Paired Shares and dispositive power with respect to all of these Paired Shares.

(5) Based on information contained in Schedule 13G dated February 14, 1996. T. Rowe Price Associates, Inc. has sole dispositive power with respect to all these Paired Shares and T. Rowe Price Associates, Inc. and T. Rowe Price Growth Stock Fund, Inc. have sole voting power with respect to 10,200 and 700,000 Paired Shares, respectively.

             Trustees and Officers of the Trust. The following table sets forth the beneficial ownership of the Paired Shares as of February 23, 1996 by each Trustee and each executive officer of the Trust named in the Summary Cash Compensation Table included in Item 11 hereof who owns Paired Shares and by all Trustees and executive officers of the Trust as a group. Except as otherwise provided below, each beneficial owner has sole voting and investment power with respect to all Paired Shares beneficially owned.

                                          Amount
        Name of                        Beneficially            Percent of
    Beneficial Owner                      Owned                Class (1)
    ----------------                   -------------           ----------
 Barry S. Sternlicht                   1,195,885 (3)              8.0%
 Jeffrey C. Lapin                         41,680 (4)              (2)
 Ronald C. Brown                              0                   (2)

 Bruce W. Duncan                          12,666 (5)              (2)
 Stephen R. Quazzo                         6,465 (5)              (2)
 Madison F. Grose                          7,200 (5)              (2)
 William E. Simms                          6,000 (5)              (2)
 Daniel H. Stern                           6,000 (5)              (2)

 All Trustees and officers as a group  1,275,896 (6)              8.7%

(1) Based on the number of Paired Shares outstanding on February 23, 1996, including the exchange of units for Paired Shares as discussed in note
         (3) below..

(2)      Less than 1%.

(3)      See Note (3) under "Certain Beneficial Owners" above.

(4) Includes 20,556 Paired Shares subject to presently exercisable options and 2,166 Paired Shares owned in a pension plan of which Mr. Lapin is sole trustee and beneficiary.

(5)      Includes 6,000 Paired Shares subject to presently exercisable options.

(6) Includes 56,556 Paired Shares that may be acquired upon the exercise of presently exercisable options, and 1,104,952 Paired Shares issuable upon exchange of units of the Realty Partnership and the Operating Partnership (see Note (3) above).

             Directors and Officers of the Corporation. The following table sets forth the beneficial ownership of Paired Shares as of February 23, 1996 by each Director and each executive officer of the Corporation named in the Summary Cash Compensation Table included in Item 11 hereof who owns Paired Shares and by all Directors and executive officers of the Corporation as a group. Except as otherwise provided below, each beneficial owner has sole voting and investment power with respect to all Paired Shares beneficially owned.

              Name of                         Number of Shares      Percent of
          Beneficial Owner                   Beneficially Owned     Class (1)
          ----------------                   ------------------     ---------
 Kevin E. Mallory                                   6,982 (3)          (2)
 Bruce M. Ford                                      6,694 (4)          (2)
 Earle F. Jones                                     8,748 (5)          (2)

 Graeme W. Henderson                                6,962 (6)          (2)
 Barry S. Sternlicht                            1,195,885 (7)          8.0%
 Daniel W. Yih                                      7,474 (8)          (2)
 Jean-Marc Chapus                                   6,000 (8)          (2)
 Steven R. Goldman                                  7,000 (8)          (2)

 Michael A. Leven                                   6,000 (8)          (2)
 Jonathan D. Eilian                                 6,000 (8)          (2)
 All Directors and officers as a group          1,257,745 (9)          8.6%

(1) Based on the number of Paired Shares outstanding on February 23, 1996, including the exchange of units as described in note (7) below.

(2)      Less than 1%.

(3)      Includes 4,667 Paired Shares subject to presently exercisable options.

(4) Includes 172 Paired Shares issuable upon exercise of paired warrants issued by the Trust and the Corporation, 57 Paired Shares owned by Mr. Ford's wife and 6,000 Paired Shares subject to presently exercisable options.

(5) Includes 83 Paired Shares issuable upon exercise of paired warrants issued by the Trust and the Corporation and 6,000 Paired Shares subject to presently exercisable options.

(6) Includes 850 Paired Shares owned in a Keogh Plan and 6,000 Paired Shares subject to presently exercisable options.

(7)      See Note (3) under "Certain Beneficial Owners" above.

(8)      Includes 6,000 Paired Shares subject to presently exercisable options.

(9) Includes 58,667 Paired Shares that may be acquired upon the exercise of presently exercisable options, 255 Paired Shares issuable upon exercise of paired warrants issued by the Trust and the Corporation and 1,104,952 Paired Shares issuable upon exchange of units of the Realty Partnership and the Operating Partnership (see Note (7) above).

                 Compliance with the Reporting Requirements of Section 16(a).
Section 16(a) of the Exchange Act requires Starwood Lodging's Trustees, Directors and executive officers, and persons who own more than ten percent of a registered class of Starwood Lodging's equity securities, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of Paired Shares and other equity securities of Starwood Lodging. Trustees, Directors, officers and greater than ten percent shareholders are required to furnish Starwood Lodging with copies of all
Section 16(a) forms they file.

                 To Starwood Lodging's knowledge, based solely on a review of the copies of such reports furnished to Starwood Lodging and written representations that no other reports were required, during the fiscal year ended December 31, 1995, all Section 16(a) filing requirements applicable to its Trustees, Directors, officers and greater than ten percent beneficial owners were complied with; except that one report, covering one transaction involving the purchase of Paired Shares, was filed late by Mr. Goldman, an officer and Director of the Corporation.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Reorganization.

                 Pursuant to the Reorganization, the Trust contributed to the Realty Partnership substantially all of the Trust's properties and assets, subject to all of its liabilities, in exchange for a general partner interest in the Realty Partnership and Starwood Capital contributed to the Realty Partnership cash, certain hotel properties, first mortgage notes and senior debt of the Realty Partnership in exchange for a limited partner interest in the Realty Partnership. In addition, the Corporation and its subsidiaries contributed to the Operating Partnership substantially all of their assets, excluding the Gaming Assets, subject to certain liabilities, in exchange for general partner interests in the Operating Partnership and

Starwood Capital contributed to the Operating Partnership cash, furnishings, equipment and other hotel operating assets in exchange for a limited partner interest in the Operating Partnership. The Reorganization was approved by the shareholders of the Trust and the Corporation at meetings held on December 15, 1994. The limited partnership interests of the Realty Partnership and the Operating Partnership held by Starwood Capital are exchangeable on a one-for-one basis for Paired Shares. See "Security Ownership of Certain Beneficial Owners and Management."

                 Barry S. Sternlicht, the President and Chief Executive Officer of the general partners of Starwood Capital is also the Chairman and Chief Executive Office of the Trust and is a Trustee of the Trust, is a member of the Management Committee of the Operating Partnership and has been elected as a Director of the Corporation to take office upon the receipt of any required Gaming Approval. In addition, Mr. Grose, a Trustee of the Trust, is Executive Vice President and General Counsel of Starwood Capital and Mr. Eilian, who is a member of the Management Committee of the Operating Partnership and has been elected as a Director of the Corporation to take office upon the receipt of any required Gaming Approval, is Senior Vice President of Starwood Capital.

Certain Reimbursements and Payments to Starwood Capital.

                 Starwood Capital and Starwood Lodging have agreed that, subject to approval by the independent Trustees or Directors, as appropriate, Starwood Capital will be reimbursed for out-of-pocket costs and expenses for any services provided to Starwood Lodging. Starwood Capital will also be reimbursed for its internal cost (including allocation of overhead) for services provided to Starwood Lodging, provided that, where such costs are currently expensed by Starwood Lodging, such reimbursement will not exceed $250,000 for the twelve months ending June 30, 1996. As of December 31, 1995, Starwood Lodging has not reimbursed Starwood Capital for any of these costs since July 1, 1995, and accordingly has included an accrual of $250,000 in accounts payable and other liabilities at December 31, 1995.

                 During 1995, the Trust reimbursed Starwood Capital approximately $1.6 million, the majority of which represented a deposit on the Boston Park Plaza. Aside from Starwood Capital's internal cost (as referred to above), during 1995 Starwood Capital incurred approximately $1.2 million of additional costs which were paid directly by Starwood Lodging to third party vendors for services provided to Starwood Lodging, representing costs associated with the Reorganization, the Offering and hotel acquisitions.

                 Starwood Capital provided to the Trust a $9.6 million loan, all of which has been repaid, in order to enable the Trust to acquire the Omni Hotel in Chapel Hill, North Carolina. This loan bore interest at 12% per annum.

                 The Trust also received a $5 million unsecured loan from Starwood Capital to fund the deposit for the acquisition of the Sheraton Colony Square Hotel in Atlanta, Georgia. This loan bore interest at 12% per annum and was repaid in July 1995.

                 As part of the consideration to Starwood Capital in connection with the Reorganization (which was approved by the shareholders of the Trust and the Corporation in December 1994), the Partnerships agreed to pay an amount to Starwood Capital only if the Trust and the Corporation consummated a public offering of Paired Shares prior to June 30, 1996, which offering results in the receipt by the Trust and the Corporation of gross proceeds of not less than $150 million. Upon the consummation of the Offering in July 1995, the Trust and the Corporation paid $3.7 million to Starwood Capital pursuant to such agreement.

Westin Agreement.

                 Starwood Capital owns an interest in the Westin Hotel Company and certain affiliates ("Westin"), which own equity interests in domestic and international hotels and which manage, franchise or represent hotels worldwide. The Trust and the Corporation have entered into an agreement with Westin pursuant to which Westin has agreed that during the period in which an officer, director, general partner or employee of Starwood Capital is on either the Board of Trustees or the Board of Directors, and Starwood Capital co-controls Westin, Westin will not acquire or seek to acquire United States hotel equity interests, other than certain specified acquisitions, including, without limitation, minority equity investments made in connection with Westin's acquisition of a management company. The Trust and the Corporation have agreed that under certain circumstances if Westin is prohibited from consummating an opportunity which was not being independently pursued by the Trust and the Corporation prior to such prohibition, the Trust and the Corporation will not pursue such opportunity for 270 days after such prohibition.

Management Obligations of Western Host.

                 In connection with the settlement of shareholder litigation (see Item 3 - "Legal Proceedings"), Messrs. Rothman and Young caused each of the Western Host Partnerships (other than Western Host Santa Maria Partners) to terminate Western Host's management obligations with respect to that partnership's hotel, indemnified the Corporation and Western Host against all claims that might be made against Western Host in connection with its status as a general partner of Western Host Santa Maria Partners, Western Host Pasadena Partners and Western Host San Francisco Partners or in connection with any fact or circumstance occurring since January 1, 1993 with respect to any of the Western Host Hotels, and delivered to the Corporation an irrevocable letter of credit in the amount of $800,000. Western Host has agreed to accept the termination of its management obligations with respect to the Western Host Hotels and has drawn on the letter of credit for the full $800,000. In addition, $120,000 of the management fees and all costs and amounts advanced to the partnerships which were payable to Western Host were paid in full settlement of such amounts due at December 31, 1993.

                 Messrs. Young and Rothman also agreed to be responsible for a percentage of any retroactive adjustments in worker's compensation insurance premiums. Starwood Lodging has paid $167,041 for retroactive worker's compensation insurance premiums and have sought reimbursement from Messrs. Young and Rothman of their share of that amount (approximately an aggregate of $56,000). (See Item 3 - "Legal Proceedings.")

Senior Debt Related Transactions.

                 In May 1994, Starwood Capital purchased (at a discount) approximately $21 million of the Trust's senior debt at a public auction by the institutional holder of such debt. In August 1994, an affiliate of Merrill Lynch (the "New Lender") purchased $74 million of the Trust's senior debt, including the senior debt previously held by Starwood Capital, pursuant to a privately negotiated transaction and at a discount. In conjunction with such purchase by the New Lender, it entered into an agreement (the "Swap Agreement") providing that (i) Starwood Capital could acquire such senior debt within a specified period at the New Lender's cost basis and (ii) the excess of debt service payments made on such senior debt over the New Lender's cost basis, together with a specified return thereon, would be payable to Starwood Capital. In March 1995, the senior debt was refinanced by the New Lender and the Swap Agreement was terminated with Starwood Capital receiving (a) the return of $13.1 million of cash collateral which it had deposited as security for its obligations in respect of the Swap Agreement, (b) additional cash of $2.7 million, (c) $12 million of the senior debt and (d) certain warrants attendant to the senior debt. Starwood Capital contributed such senior debt to the Partnerships in exchange for 813,880 Units of the Partnerships. The Trust and the Corporation paid $786,000 to Starwood Capital to cancel certain warrants relating to the senior debt in accordance with the requirements of such senior debt.

Other Relationships

                 Sherwin L. Samuels, the General Counsel and Secretary of the Trust, is a partner through a professional corporation of the law firm of Sidley & Austin. Sidley & Austin provides legal services to the Trust, the Corporation and Starwood Capital and certain of its affiliates.

                 On March 24, 1995, the Realty Partnership and the Trust entered into the Prior Credit Agreement pursuant to which the Realty Partnership borrowed $131.75 million under the Loan which was used primarily to refinance all outstanding Senior Debt (after the exchange by a Starwood Partner of $12 million of Senior Debt for units of the Realty Partnership and the Operating Partnership) and approximately $27 million of first mortgage debt.
In connection with the refinancing under the Prior Credit Agreement, the Realty Partnership paid $514,000 to one of the Senior Lenders and a portion of the Lender Warrants issued in connection with an existing credit agreement could be canceled upon the payment to a Starwood Partner of a $786,000 cancellation fee. Effective March 31, 1995, the Realty Partnership issued an unsecured note payable to the Starwood Partner and the remaining Lender Warrants were canceled. The transactions relating to the cancellation of Lender Warrants were recorded as a reduction in paid-in capital.

                 For information with respect to the agreement with Ross, see "Legal Proceedings" contained in Item 3 of this Joint Annual Report.

                 For information with respect to the Share Purchase Agreements of Messrs. Henderson, Samuels, Jones and Ford see "Share Purchase Agreements" contained in Item 11 of this Joint Annual Report.

                 For information with respect to the employment agreements of Messrs. Lapin and Mallory see "Employment Agreements with Executive Officers" contained in Item 11 of this Joint Annual Report.

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

             Exhibits

Exhibit No.                   Description of Exhibit
-----------                   ----------------------
2.1   Formation Agreement dated as of November 11, 1994 among the Trust, the Corporation, Starwood Capital and the Starwood
      Partners (incorporated by reference to Exhibit 2 to the Trust's and the Corporation's Joint Current Report on Form 8-K
      dated November 16, 1994).2





 __________________________________

 2 The Securities and Exchange Commission file numbers of all filings made pursuant to the Securities Act of 1934, as amended, and referenced herein are: 1-6828 (Starwood
 Lodging Trust) and 1-7959 (Starwood Lodging Corporation).

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

3.3   Trustees' Regulations of the Trust, as amended (incorporated by reference to Exhibit 3.3 to the Trust's and the
      Corporation's Joint Annual Report on Form 10-K for the year ended December 31, 1994 (the "1994 Form 10-K")).

3.4   By-laws of the Corporation, as amended (incorporated by reference to Exhibit 3.4 to the 1994 Form 10-K).

Exhibit No.                   Description of Exhibit
-----------                   ----------------------
4.1      Pairing Agreement dated June 25, 1986, between the Trust and the Corporation, as amended (incorporated by reference to Exhibit 4.1 to the 1994 Form 10-K).

4.2      Amendment No. 1 to the Pairing Agreement dated as of February 1, 1995 between the Trust and the Corporation.

4.3      Form of Warrant Agreement dated as of September 16, 1986, between the Trust and City National Bank ("CNB") (incorporated by reference to Exhibit 4.3 to the Trust's and the Corporation's Registration Statement on Form S-4 (the "S-4 Registration
         Statement") filed with the Securities and Exchange Commission (the "SEC") on August 1, 1986 (Registration No. 33-7694)).

4.4      Form of Warrant Agreement dated as of September 16, 1986, between the Corporation and CNB (incorporated by reference to Exhibit 4.3A to the S-4 Registration Statement).

10.1     Incentive and Non-Qualified Share Option Plan (1986) of the Trust (incorporated by reference to Exhibit 10.8 to the
         Trust and the Corporation's Joint Annual Report on Form 10-K for the year ended August 31, 1986 (the "1986 Form 10-K")).3

10.2     Corporation Stock Non-Qualified Stock Option Plan (1986) of the Trust (incorporated by reference to Exhibit 10.9 to the 1986 Form 10-K).2

10.3     Stock Option Plan (1986) of the Corporation (incorporated by reference to Exhibit 10.10 to the 1986 Form 10-K).2

10.4     Trust Shares Option Plan (1986) of the Corporation (incorporated by reference to Exhibit 10.11 to the 1986 Form 10-K).2





__________________________________

     2   Management contract or compensatory plan or arrangement required to be filed as an exhibit hereto pursuant to Item 14(c) of Form 10-K.

Exhibit No.                       Description of Exhibit
-----------                       ----------------------
10.5     1995 Share Option Plan of the Corporation.2

10.6     1995 Share Option Plan of the Trust.2

10.7     Form of Indemnification Agreement and Amendment No. 1 to Indemnification Agreement between the Trust and each of
         Messrs. Barry S. Sternlicht, Jeffrey C. Lapin, Jonathan Eilian, Michael W. Mooney, Bruce M. Ford, Madison F. Grose, Bruce
         W. Duncan, Steven R. Quazzo, William E. Simms, Daniel H. Stern and Ronald C. Brown.2

10.8     Form of Indemnification Agreement and Amendment No. 1 to Indemnification Agreement between the Corporation and each of Messrs. Earle F. Jones, Kevin E. Mallory, Bruce M. Ford, Steven R. Goldman, Graeme W. Henderson, Barry S. Sternlicht,
         Jean-Marc Chapus, Jonathan Eilian, Michael A. Leven, Daniel W. Yih and Alan M. Schnaid.2


10.9     Form of Indemnification Agreement dated as of February 3, 1992, between the Corporation and each of Messrs. Ronald
         A. Young, Graeme W. Henderson, Bruce M. Ford, Earle M. Jones and William H. Ling (incorporated by reference to Exhibit
         10.30 to the Trust's and the Corporation's Joint Annual Report on Form 10-K for the year ended December 31, 1991).2

10.10    Executive Employment Agreement dated as of January 31, 1995, between the Trust and Jeffrey C. Lapin (incorporated by reference to Exhibit 10.12 to the 1994 Form 10-K).2

10.11    Form of Amended and Restated Lease Agreement entered into as of January 1, 1993, between the Trust as Lessor and the Corporation (or a subsidiary) as Lessee (incorporated by reference to Exhibit 10.19 to the Trust's and the
         Corporation's Joint Annual Report on Form 10-K for the year ended December 31, 1992).

10.12    Exchange Rights Agreement dated as of January 1, 1995 among the Trust, the Corporation, the Realty Partnership, the
         Operating Partnership and the Starwood Partners (incorporated by reference to Exhibit 2B to the Trust's and the
         Corporation's Joint Current Report on Form 8-K dated January 31, 1995).

10.13    Registration Rights Agreement dated as of January 1, 1995 among the Trust, the Corporation and Starwood Capital
         (incorporated by reference to Exhibit 2C to the Trust's and the Corporation's Joint Current Report on Form 8-K dated
         January 31, 1995).

10.14    Amended and Restated Limited Partnership Agreement for the Realty Partnership among the Trust and the Starwood
         Partners dated as of December 15, 1994 (incorporated by reference to Exhibit 10.21 to the Trust's and the Corporation's
         Registration Statement on Form S-2 filed with the

         Securities and Exchange Commission (Registration Nos. 33-59155 and 33-59155-01) (the "S-2 Registration
         Statement")).

10.15    Amended and Restated Limited Partnership Agreement for the Operating Partnership among the Corporation and the
         Starwood Partners dated as of December 15, 1994 (incorporated by reference to Exhibit 10.22 to the S-2 Registration
         Statement).

10.16    Mortgage Loan Funding Facility Agreement, dated as of July 25, 1995, among the Realty Partnership and SLT Realty
         Company, LLC, as the borrower, and Lehman Commercial Paper, Inc., as lender, together with Amendment No. 1 thereto, dated as of October 30, 1995.

10.17    Collateral Substitution Agreement, dated as of January 4, 1996, between the Realty Partnership and SLT Realty
         Company, LLC, as borrower, and Lehman Commercial Paper, Inc., as lender.

10.18    Amended and Restated Line of Credit Agreement, dated as of October 25, 1995, among the Trust and the Realty
         Partnership, as borrower, and Bankers Trust Company, as collateral agent, and Lehman Brothers Holdings, Inc., d/b/a Lehman
         Capital, a division of Lehman Brothers Holdings, Inc., individually and as agent, together with First Amendment thereto, dated as of January 3, 1996 and effective as of October 25, 1995.

10.19    Form of Amendment No. 1 to Formation Agreement among the Trust, the Corporation and the Starwood Partners
         (incorporated by reference to Exhibit 10.23 to the S-2 Registration Statement).

10.20    Form of Westin/HOT Agreement among W&S Hotel L.L.C., W&S Hotel Holding Corp., Westin Hotel Company, the Realty
         Partnership, the Operating Partnership, WHWE L.L.C. and Woodstar Limited Partnership (incorporated by reference to Exhibit
         10.24 to the S-2 Registration Statement).

21.              Subsidiaries of the Corporation.

                 SLC Operating Limited Partnership
                 Hotel Investors of Arizona, Inc.
                 Hotel Investors of Nebraska, Inc.
                 Hotel Investors of Michigan, Inc.
                 Hotel Investors of Missouri, Inc.
                 Hotel Investors Corporation of Nevada
                 Hotel Investors of Virginia, Inc.
                 Columbus Operators, Inc.
                 Lyntex Properties, Inc.
                 Western Host, Inc.

         Subsidiaries of the Trust.

         SLT Realty Limited Partnership
         Starlex Company LLC
         SLT Realty Company LLC

23.      Consent of Independent Accountants.

27.1     Financial Data Schedule for Starwood Lodging Corporation.

27.2     Financial Data Schedule for Starwood Lodging Trust.

         (b)  Reports on Form 8-K.
              -------------------

                 During the fourth quarter of 1995, the Trust and the Corporation filed the following Joint Current Reports on
         Form 8-K:

                 On October 9, 1995, the Trust and Corporation filed a Joint Current Report on Form 8-K to report the purchase of the Doral Inn in New York, New York.  On December 1, 1995 the Trust and the Corporation filed an amendment to such Joint
         Current Report.

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

                                       STARWOOD LODGING TRUST
                                       (Registrant)

Date: March 5, 1996                    By:  /s/ Jeffrey C. Lapin
                                          ---------------------------------
                                                Jeffrey C. Lapin, President


    Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature                                      Title                                     Date
---------                                      -----                                     ----
/s/ Barry S. Sternlicht                        Chairman, Chief                       March 5, 1996
--------------------------                     Executive Officer
    Barry S. Sternlicht                        and Trustee
                                               (Principal Executive Officer)


/s/ Jeffrey C. Lapin                           President, Chief                      March 5, 1996
--------------------------                     Operating Officer
    Jeffrey C. Lapin                           and Trustee


/s/ Ronald C. Brown                            Vice President and                    March 5, 1996
--------------------------                     Chief Financial Officer
    Ronald C. Brown                            (Principal Financial
                                               and Accounting Officer)


/s/ Bruce W. Duncan                            Trustee                               March 5, 1996
--------------------------
    Bruce W. Duncan

/s/ Madison F. Grose                           Trustee                               March 5, 1996
--------------------------
    Madison F. Grose

/s/ Stephen R. Quazzo                          Trustee                               March 5, 1996
--------------------------
    Stephen R. Quazzo

/s/ William E. Simms                           Trustee                               March 5, 1996
--------------------------
    William E. Simms

/s/ Daniel H. Stern                            Trustee                               March 5, 1996
--------------------------
    Daniel H. Stern

                                   SIGNATURE

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         STARWOOD LODGING CORPORATION
                                         (Registrant)


Date: March 5, 1996                      By:  /s/ Kevin E. Mallory
                                            --------------------------------
                                                  Kevin E. Mallory,
                                                  Executive Vice President


    Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature                                      Title                                     Date
---------                                      -----                                     ----
/s/ Earle F. Jones                             Chairman of the Board of              March 5, 1996
-----------------------
    Earle F. Jones                             Directors and Director

/s/ Kevin E. Mallory                           Executive Vice President              March 5, 1996
-----------------------                        (Principal Executive Officer)
    Kevin E. Mallory

/s/ Alan M. Schnaid                            Director of Accounting                March 5, 1996
-----------------------                        (Principal Accounting Officer)
    Alan M. Schnaid

/s/ Bruce M. Ford                              Director                              March 5, 1996
-----------------------
    Bruce M. Ford

/s/ Graeme W. Henderson                        Director                              March 5, 1996
-----------------------
    Graeme W. Henderson

                             STARWOOD LODGING TRUST
                          STARWOOD LODGING CORPORATION

        INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

                        AS OF DECEMBER 31, 1995 AND 1994
              AND FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED
                               DECEMBER 31, 1995




       INDEPENDENT AUDITORS' REPORT                              F-1, F-2

       STARWOOD LODGING TRUST AND STARWOOD LODGING CORPORATION:

             Combined Balance Sheets                                  F-3
             Combined Statements of Operations                        F-4
             Combined Statements of Cash Flows                        F-5
             Combined Statements of Shareholders' Equity              F-6

       STARWOOD LODGING TRUST:

             Balance Sheets                                           F-7
             Statements of Operations                                 F-8
             Statements of Cash Flows                                 F-9
             Statements of Shareholders' Equity                      F-10

       STARWOOD LODGING CORPORATION:

             Balance Sheets                                          F-11
             Statements of Operations                                F-12
             Statements of Cash Flows                                F-13
             Statements of Shareholders' Deficit                     F-14

       NOTES TO FINANCIAL STATEMENTS                                 F-15

       SCHEDULES:

             Schedule III- Real Estate and Accumulated Depreciation  F-36
             Schedule -IV Mortgage Loans on Real Estate              F-41

INDEPENDENT AUDITORS' REPORT



To the Boards of Trustees and Directors and Shareholders of Starwood Lodging Trust and Starwood Lodging Corporation:


We have audited the accompanying separate and combined financial statements of Starwood Lodging Trust (a Maryland real estate investment trust) (the "Trust") and Starwood Lodging Corporation (a Maryland corporation) and its subsidiaries (the "Corporation"), collectively the "Companies", as of December 31, 1995, and for the year then ended, listed in the foregoing index to financial statements and financial statement schedules. Our audit also included the financial statement schedules listed in the foregoing index to financial statements and financial statement schedules. These financial statements and financial statement schedules are the responsibility of the Trust's, the Corporation's and the Companies' managements. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such separate and combined financial statements present fairly, in all material respects, the financial position of the Companies and the financial position of the Trust and the Corporation at December 31, 1995, and the respective results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.




COOPERS & LYBRAND L.L.P.

Los Angeles, California
January 31, 1996

INDEPENDENT AUDITORS' REPORT



To The Board Of Trustees And Directors And Shareholders of
  Starwood Lodging Trust and Starwood Lodging Corporation:


We have audited the accompanying separate and combined financial statements of Starwood Lodging Trust (a Maryland real estate investment trust) (the "Trust") and Starwood Lodging Corporation (a Maryland corporation) and its subsidiaries (the "Corporation"), collectively the "Companies", as of December 31, 1994, and for each of the two years in the period ended December 31, 1994, listed in the foregoing index to financial statements and financial statement schedules. Our audits also included the financial statements schedules listed in the foregoing index to financial statements and financial statement schedules. These financial statements and financial statement schedules are the responsibility of the Trust's, the Corporation's and the Companies' managements. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material missatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. an audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such separate and combined financial statements present fairly, in all material respects, the financial position of the Companies and the financial position of the Trust and the Corporation at December 31, 1994, and the respective results of their operations and their cash flows for each of the two years in the period ended December 31, 1994 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.



DELOITTE & TOUCHE LLP

Los Angeles, California
March 24, 1995

STARWOOD LODGING TRUST AND STARWOOD LODGING CORPORATION
COMBINED BALANCE SHEETS


                                                                      December 31,         December 31,
                                                                          1995                 1994
                                                                   -------------------  -------------------
ASSETS
Hotel assets held for sale - net.................................         $ 21,063,000         $  8,585,000
Hotel assets - net...............................................          315,895,000          142,600,000
                                                                   -------------------  -------------------
                                                                           336,958,000          151,185,000
Mortgage notes receivable, net...................................           79,261,000           14,049,000
Investments......................................................            2,858,000              262,000
                                                                   -------------------  -------------------
     Total real estate investments...............................          419,077,000          165,496,000
Cash and cash equivalents........................................            9,332,000            5,065,000
Accounts and interest receivable.................................            9,595,000            4,040,000
Notes receivable, net............................................            1,796,000            1,627,000
Inventories, prepaid expenses and other assets...................           20,194,000            7,727,000
                                                                   -------------------  -------------------
                                                                          $459,994,000         $183,955,000
                                                                   ===================  ===================
LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
Collateralized notes payable and revolving line of credit........         $119,100,000         $113,896,000
Mortgage and other notes payable.................................            4,385,000           46,586,000
Accounts payable and other liabilities...........................           19,022,000           14,765,000
Dividends/Distributions payable..................................            9,284,000
                                                                   -------------------  -------------------
                                                                           151,791,000          175,247,000
                                                                   -------------------  -------------------
Commitments and contingencies

MINORITY INTEREST................................................           92,735,000
                                                                   -------------------  -------------------
SHAREHOLDERS' EQUITY
   Trust shares of beneficial interest at December 31, 1995 and 1994
   $.01 and $6.00 par value, respectively; authorized 30,000,000 shares; outstanding 13,825,000 shares and 2,022,158 shares,
   respectively..................................................              138,000           12,133,000
Corporation common stock at December 31, 1995 and 1994, $.01 and
   $.60 par value, respectively; authorized 30,000,000 shares;
   outstanding 13,825,000 and 2,022,158 shares, respectively.....              138,000            1,213,000
Additional paid-in capital.......................................          434,107,000          210,251,000
Distributions in excess of earnings..............................         (218,915,000)        (214,889,000)
                                                                   -------------------  -------------------
                                                                           215,468,000            8,708,000
                                                                   -------------------  -------------------
                                                                          $459,994,000         $183,955,000
                                                                   ===================  ===================

See accompanying notes to financial statements.

STARWOOD LODGING TRUST AND STARWOOD LODGING CORPORATION
COMBINED STATEMENTS OF OPERATIONS



                                                                Years Ended December 31,
                                                    ------------------------------------------------
                                                         1995            1994             1993
                                                    --------------  ---------------  ---------------
REVENUE
Hotel.............................................    $121,250,000      $82,668,000      $86,903,000
Gaming............................................      26,929,000       27,981,000       27,505,000
Interest from mortgage and other notes............      10,905,000        1,554,000        1,412,000
Management fees and other income..................       1,966,000          411,000          475,000
Rents from leased hotel properties
   and income from investments.......................      791,000          927,000          839,000
Gain (loss) on sales of hotel assets..............        (125,000)         456,000           21,000
                                                    --------------  ---------------  ---------------
                                                       161,716,000      113,997,000      117,155,000
                                                    --------------  ---------------  ---------------
EXPENSES
Hotel operations..................................      85,017,000       60,829,000       68,132,000
Gaming operations.................................      24,242,000       24,454,000       24,055,000
Interest..........................................      13,138,000       17,606,000       15,187,000
Depreciation and amortization.....................      15,469,000        8,161,000        9,232,000
Administrative and operating......................       5,712,000        4,203,000        4,729,000
Shareholder litigation............................                        2,648,000          483,000
Provision for losses..............................                          759,000        2,369,000
                                                    --------------  ---------------  ---------------
                                                       143,578,000      118,660,000      124,187,000
                                                    --------------  ---------------  ---------------
Income (loss) before extraordinary items and
   minority interest.................................   18,138,000       (4,663,000)      (7,032,000)
Minority interest.................................       7,013,000
                                                    --------------  ---------------  ---------------
Income (loss) before extraordinary items..........      11,125,000       (4,663,000)      (7,032,000)
Extraordinary items due to early extinguishment
of debt (net of $163,000 minority interest).......      (2,155,000)
                                                    --------------  ---------------  ---------------
                                 NET INCOME (LOSS)      $8,970,000     $ (4,663,000)     $(7,032,000)
                                                    ==============  ===============  ===============
EARNINGS PER PAIRED SHARE
Income (loss) before extraordinary items..........           $1.43           $(2.31)          $(3.48)
Extraordinary items...............................           (0.28)
                                                    --------------  ---------------  ---------------
                NET INCOME (LOSS) PER PAIRED SHARE           $1.15           $(2.31)          $(3.48)
                                                    ==============  ===============  ===============
          Weighted Average Number of Paired Shares       7,771,000        2,022,158        2,022,158
                                                    ==============  ===============  ===============

See accompanying notes to financial statements.

STARWOOD LODGING TRUST AND STARWOOD LODGING CORPORATION
COMBINED STATEMENTS OF CASH FLOWS


                                                                                    Years Ended December 31,
                                                                          ---------------------------------------------
                                                                              1995            1994            1993
                                                                          -------------  --------------  --------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)..........................................                  $8,970,000     $(4,663,000)    $(7,032,000)
Extraordinary items due to early extinguishment of debt....                   2,155,000
Adjustments to reconcile net income (loss ) to net cash
   provided by operating activities:
   Minority interest.......................................                   7,013,000
   Depreciation and amortization...........................                  15,469,000       8,161,000       9,232,000
   Accretion of discount...................................                  (3,285,000)
   Deferred interest.......................................                     649,000       3,610,000       3,287,000
   (Gain) loss on sales of real estate investments.........                     125,000        (456,000)        (21,000)
   Provision for losses....................................                                     759,000       2,369,000
Changes in assets and liabilities:
   Accounts receivable, inventories
   and prepaid expenses....................................                 (21,335,000)        (86,000)      2,118,000
   Accounts payable and other liabilities..................                   6,650,000       1,568,000      (4,421,000)
                                                                          -------------  --------------  --------------
       Net cash provided by operating activities...........                  16,411,000       8,893,000       5,532,000
                                                                          -------------  --------------  --------------
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to hotel assets..................................                (166,211,000)     (2,941,000)     (6,577,000)
Net proceeds from sales of hotel assets....................                                  12,536,000       6,130,000
Purchase of mortgage notes receivable......................                 (19,795,000)     (6,270,000)     (1,985,000)
Principal received on notes receivable.....................                   6,825,000       2,451,000         409,000
Reorganization costs.......................................                  (2,814,000)     (1,287,000)
Increase in other assets...................................                                                     (47,000)
Acquisition of minority interest/hotels....................                                                  (1,575,000)
       Net cash provided by (used in) investing activities.                (181,995,000)      4,489,000      (3,645,000)
                                                                          -------------  --------------  --------------
CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on mortgage and
   other notes payable.....................................                (104,722,000)     (1,498,000)     (1,666,000)
Borrowing under lines of credit............................                 119,100,000
Borrowings under mortgage and other notes..................                   9,637,000       6,000,000         632,000
Principal (payments) borrowings on secured notes payable
   and revolving line of credit; net.......................                (102,899,000)    (18,516,000)     (5,695,000)
Proceeds from offering.....................................                 245,701,000
Purchase of warrants.......................................                  (1,300,000)
Capital contributions......................................                  13,599,000
Dividends/Distributions paid...............................                  (9,265,000)
Payments to minority shareholders..........................                                                     (28,000)
Principal received on share purchase notes.................                                      45,000           5,000
       Net cash provided by (used in) financing activities.                 169,851,000     (13,969,000)     (6,752,000)
                                                                          -------------  --------------  --------------
INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS....................................                   4,267,000        (587,000)     (4,865,000)
CASH AND CASH EQUIVALENTS
   AT BEGINNING OF YEAR....................................                   5,065,000       5,652,000      10,517,000
                                                                          -------------  --------------  --------------
CASH AND CASH EQUIVALENTS
   AT END OF YEAR..........................................                  $9,332,000      $5,065,000      $5,652,000
                                                                          =============  ==============  ==============

See accompanying notes to financial statements.

STARWOOD LODGING TRUST AND STARWOOD LODGING CORPORATION
COMBINED STATEMENTS OF SHAREHOLDERS' EQUITY


                                       Trust Shares
                                            of       Corporation   Additional     Share                         Total
                                        Beneficial     Common      Paid - in     Purchase    Accumulated    Shareholders'
                                         Interest       Stock       Capital       Notes        Deficit         Equity
                                       ------------  -----------  ------------  ----------  --------------  -------------

Balance January 1, 1993..............  $ 12,133,000   $1,213,000  $210,673,000   $(474,000)  $(203,194,000)   $20,351,000
   Principal payments and reductions
     of share purchase notes.........                                 (176,000)    183,000                          7,000
   Net loss..........................                                                           (7,032,000)    (7,032,000)
                                       ------------  -----------  ------------  ----------   -------------   ------------
Balance December 31, 1993............    12,133,000    1,213,000   210,497,000    (291,000)   (210,226,000)     13,326,000
   Principal payments and reductions
     of share purchase notes.........                                 (246,000)    291,000                         45,000
   Net loss..........................                                                           (4,663,000)    (4,663,000)
                                       ------------  -----------  ------------  ----------   -------------   ------------
Balance December 31, 1994............    12,133,000    1,213,000   210,251,000                (214,889,000)    $8,708,000
   Decrease in par value to $0.01....   (12,012,000)  (1,092,000)   13,104,000
   One for six reverse stock split...      (101,000)    (101,000)      202,000
   Contributed Capital...............                               59,120,000                                 59,120,000
   Public Offering...................       118,000      118,000   245,465,000                                245,701,000
   Minority Interest.................                              (92,735,000)                               (92,735,000)
   Net Income........................                                                            8,970,000      8,970,000
   Dividends/Distributions...........                                                          (12,996,000)   (12,996,000)
   Warrant Purchase..................                               (1,300,000)                                (1,300,000)
                                       ------------  -----------  ------------  ----------  --------------   ------------
Balance December 31, 1995............      $138,000     $138,000  $434,107,000  $            $(218,915,000)  $215,468,000
                                       ============  ===========  ============  ==========  ==============   ============

See accompanying notes to financial statements.

STARWOOD LODGING TRUST
BALANCE SHEETS


                                                            December 31,   December 31,
                                                                1995           1994
                                                            -------------  -------------
ASSETS
Hotel assets held for sale - net..........................  $  20,547,000  $   8,281,000
Hotel assets - net........................................    221,063,000    108,428,000
                                                            -------------  -------------
                                                              241,610,000    116,709,000
Mortgage notes receivable - net...........................     79,261,000     14,049,000
Mortgage notes receivable - Corporation...................     68,486,000     16,916,000
Investments...............................................      2,841,000        240,000
                                                            -------------  -------------
     Total real estate investments........................    392,198,000    147,914,000
Cash and cash equivalents.................................        710,000        255,000
Rent and interest  receivable.............................      1,841,000        698,000
Notes receivable - net....................................      1,232,000      1,004,000
Notes receivable - Corporation............................     17,978,000     10,000,000
Prepaid expenses and other assets.........................     11,778,000      2,374,000
                                                            -------------  -------------
                                                            $ 425,737,000  $ 162,245,000
                                                            =============  =============
LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Collateralized notes payable and revolving line of credit.  $ 119,100,000  $ 113,896,000
Mortgage and other notes payable..........................        100,000     32,838,000
Accounts payable and other liabilities....................      4,412,000      5,061,000
Dividends/Distributions payable...........................      9,284,000
                                                            -------------  -------------
                                                              132,896,000    151,795,000
                                                            -------------  -------------
Commitments and contingencies
MINORITY INTEREST.........................................     88,113,000
                                                            -------------  -------------
SHAREHOLDERS' EQUITY
Trust shares of beneficial interest at December 31, 1995
   and 1994, $.01 and $6.00 par value, respectively;
   authorized 30,000,000 shares; outstanding 13,825,000 and
   2,022,158 shares, respectively                                 138,000     12,133,000
Additional paid-in capital................................    354,619,000    146,059,000
Distributions in excess of earnings.......................   (150,029,000)  (147,742,000)
                                                            -------------  -------------
                                                              204,728,000     10,450,000
                                                            -------------  -------------
                                                            $ 425,737,000  $ 162,245,000
                                                            =============  =============

See accompanying notes to financial statements.

STARWOOD LODGING TRUST
STATEMENTS OF OPERATIONS




                                                        Years Ended December 31,
                                              --------------------------------------------
                                                   1995           1994           1993
                                              --------------  -------------  -------------
REVENUE
Rents from Corporation......................     $26,730,000    $16,906,000    $16,481,000
Interest from Corporation...................       4,761,000      1,730,000      1,534,000
Interest from mortgage and other notes......      10,792,000      1,512,000      1,288,000
Rents from other leased hotel properties
   and income from joint ventures...........         791,000        927,000        839,000
Other income................................       1,074,000        164,000        253,000
Gain (loss) on sales of hotel assets........        (125,000)       432,000        (53,000)
                                              --------------  -------------  -------------
                                                  44,023,000     21,671,000     20,342,000
                                              --------------  -------------  -------------
EXPENSES
Interest....................................      12,429,000     16,265,000     14,020,000
Depreciation and amortization...............       8,977,000      5,205,000      5,630,000
Administrative and operating................       2,439,000      1,583,000      1,948,000
Shareholder litigation......................                      1,324,000        264,000
Provision for losses........................                        759,000      2,369,000
                                              --------------  -------------  -------------
                                                  23,845,000     25,136,000     24,231,000
                                              --------------  -------------  -------------
Income (loss) before extraordinary items and
   minority interest........................      20,178,000     (3,465,000)    (3,889,000)
Minority interest...........................       7,314,000
                                              --------------  -------------  -------------
Income (loss) before extraordinary items....      12,864,000     (3,465,000)    (3,889,000)
Extraordinary items due to early
   extinguishment of debt (net of $163,000
   minority interest).......................      (2,155,000)
                                              --------------  -------------  -------------
                           NET INCOME (LOSS)     $10,709,000    $(3,465,000)   $(3,889,000)
                                              ==============  =============  =============
EARNINGS PER PAIRED SHARE
Income (loss) before extraordinary items....           $1.66         $(1.72)        $(1.92)
Extraordinary items.........................           (0.28)
                 NET INCOME (LOSS) PER SHARE           $1.38         $(1.72)        $(1.92)
                                              ==============  =============  =============

See accompanying notes to financial statements.

STARWOOD LODGING TRUST
STATEMENTS OF CASH FLOWS

                                                                             Years Ended December 31,
                                                                     -----------------------------------------
                                                                         1995           1994          1993
                                                                     -------------  ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)..........................................            $10,709,000   $(3,465,000)  $(3,889,000)
Extraordinary items due to early extinguishment of debt....              2,155,000
Adjustments to reconcile net income (loss) to net cash
   provided by operating activities:
   Minority interest.......................................              7,314,000
   Depreciation and amortization...........................              8,977,000     5,205,000     5,630,000
   Accretion of discount...................................             (3,285,000)
   Deferred interest.......................................                649,000     3,610,000     2,243,000
   (Gain) loss on sales of real estate investments.........                125,000      (432,000)       53,000
   Provision for losses....................................                              759,000     2,369,000
Changes in operating assets and liabilities:
   Rent and interest receivable - Corporation..............             (3,012,000)   (1,730,000)   (1,519,000)
   Accounts receivable and prepaid expenses................            (14,044,000)      (54,000)    1,037,000
   Accounts payable and other liabilities..................              1,679,000       562,000    (2,788,000)
                                                                     -------------  ------------  ------------
      Net cash provided by operating activities............             11,267,000     4,455,000     3,136,000
                                                                     -------------  ------------  ------------
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to hotel assets..................................           (123,556,000)   (2,270,000)   (1,372,000)
Net proceeds from sales of hotel assets....................                           11,719,000     5,360,000
Purchase of mortgage notes receivable......................            (19,795,000)   (6,270,000)   (1,985,000)
Principal received on mortgage and other notes receivable..              6,766,000     2,382,000       353,000
Reorganization costs.......................................             (1,407,000)   (1,287,000)
Net change in notes receivable - Corporation...............            (37,514,000)    3,965,000     1,693,000
Acquisition of minority interest...........................                                         (1,575,000)
                                                                     -------------  ------------  ------------
      Net cash provided by (used in) investing activities..           (175,506,000)    8,239,000     2,474,000
                                                                     -------------  ------------  ------------
CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on mortgage and other notes payable.....            (95,259,000)     (886,000)   (1,594,000)
Borrowing under lines of credit............................            119,100,000
Borrowings under mortgage and other notes payable..........              9,637,000     6,000,000
Principal (payments) borrowings on secured notes
   payable, net............................................           (102,899,000)  (18,516,000)   (5,695,000)
Proceeds from offering.....................................            233,418,000
Purchase of warrants.......................................             (1,235,000)
Capital contributions......................................             11,197,000
Dividends/Distributions paid...............................             (9,265,000)
Payments to minority shareholders..........................                                            (18,000)
Principal received on share purchase notes.................                               45,000
                                                                     -------------  ------------  ------------
      Net cash provided by (used in) financing activities..            164,694,000   (13,357,000)   (7,307,000)
                                                                     -------------  ------------  ------------
INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS....................................                455,000      (663,000)   (1,697,000)
CASH AND CASH EQUIVALENTS
   AT BEGINNING OF YEAR....................................                255,000       918,000     2,615,000
                                                                     -------------  ------------  ------------
CASH AND CASH EQUIVALENTS
   AT END OF YEAR..........................................          $     710,000  $    255,000  $    918,000
                                                                     =============  ============  ============

See accompanying notes to financial statements.

STARWOOD LODGING TRUST
STATEMENTS OF SHAREHOLDERS' EQUITY

                                         Shares of     Additional     Share                         Total
                                         Beneficial    Paid - in     Purchase    Accumulated    Shareholders'
                                          Interest      Capital       Notes        Deficit         Equity
                                        ------------  ------------  ----------  --------------  -------------
Balance January 1, 1993...............   $12,133,000  $204,816,000   $(190,000)  $(140,388,000)  $ 76,371,000
   Principal payments, reductions and
      transfer of share purchase notes
      from the Corporation-net........                    (176,000)   (101,000)                      (277,000)
Net loss..............................                                              (3,889,000)    (3,889,000)
                                        ------------  ------------   ---------   -------------   ------------
   Balance December 31, 1993..........    12,133,000   204,640,000    (291,000)   (144,277,000)    72,205,000
   Forgiveness of intercompany debt...                 (58,335,000)                               (58,335,000)
   Principal payments and reductions
      of share purchase notes.........                    (246,000)    291,000                         45,000
Net loss..............................                                              (3,465,000)    (3,465,000)
                                        ------------  ------------   ---------   -------------   ------------
Balance December 31, 1994.............    12,133,000   146,059,000                (147,742,000)    10,450,000
   Decrease in par value to $0.01.....   (12,012,000)   12,012,000
   One for six reverse stock split....      (101,000)      101,000
   Contributed Capital................                  52,495,000                                 52,495,000
   Public Offering....................       118,000   233,300,000                                233,418,000
   Minority Interest..................                 (88,113,000)                               (88,113,000)
   Net Income.........................                                              10,709,000     10,709,000
   Dividends/Distributions............                                             (12,996,000)   (12,996,000)
   Warrant Purchase...................                  (1,235,000)                                (1,235,000)
                                        ------------  ------------   ---------   -------------   ------------
Balance December 31, 1995.............     $ 138,000  $354,619,000   $           $(150,029,000)  $204,728,000
                                        ============  ============   =========   =============   ============

See accompanying notes to financial statements.

STARWOOD LODGING CORPORATION
BALANCE SHEETS

                                                   December 31,        December 31,
                                                       1995                1994
                                                 -----------------  ------------------

ASSETS
Hotel assets held for sale - net...............      $     516,000         $   304,000
Hotel assets - net.............................         94,832,000          34,172,000
                                                 -----------------  ------------------
                                                        95,348,000          34,476,000
Investments....................................             17,000              22,000
                                                 -----------------  ------------------
  Total real estate investments................         95,365,000          34,498,000
Cash and cash equivalents......................          8,622,000           4,810,000
Accounts receivable............................          7,754,000           3,342,000
Notes receivable...............................            564,000             623,000
Inventories, prepaid expenses and other assets.          8,416,000           5,353,000
                                                 -----------------  ------------------
                                                     $ 120,721,000         $48,626,000
                                                 =================  ==================
LIABILITIES AND SHAREHOLDERS' DEFICIT

LIABILITIES
Mortgage and other notes payable...............      $   4,285,000         $13,748,000
Mortgage notes payable - Trust.................         68,486,000          16,916,000
Notes payable - Trust..........................         17,978,000          10,000,000
Accounts payable and other liabilities.........         14,610,000           9,704,000
                                                 -----------------  ------------------
                                                       105,359,000          50,368,000
                                                 -----------------  ------------------
Commitments and contingencies
MINORITY INTEREST..............................          4,622,000
                                                 -----------------
SHAREHOLDERS' EQUITY (DEFICIT)
Corporation common stock at December 31, 1995
  and 1994, $.01 and $.60 par value,
  respectively; authorized 30,000,000 shares;
  outstanding 13,825,000 and 2,022,158 shares,
  respectively.................................            138,000           1,213,000
Additional paid-in capital.....................         79,488,000          64,192,000
Distributions in excess of earnings............        (68,886,000)        (67,147,000)
                                                 -----------------  ------------------
                                                        10,740,000          (1,742,000)
                                                 -----------------  ------------------
                                                     $ 120,721,000         $48,626,000
                                                 =================  ==================

See accompanying notes to financial statements.

STARWOOD LODGING CORPORATION
STATEMENTS OF OPERATIONS



                                                  Years Ended December 31,
                                   -------------------------------------------------------
                                         1995               1994               1993
                                   -----------------  -----------------  -----------------

REVENUE
Hotel............................       $121,250,000       $ 82,668,000       $ 86,903,000
Gaming...........................         26,929,000         27,981,000         27,505,000
Interest from notes receivable...            113,000             42,000            124,000
Management fees and other income.            892,000            247,000            222,000
Gain on sales of hotel assets....                                24,000             74,000
                                   -----------------  -----------------  -----------------
                                         149,184,000        110,962,000        114,828,000
                                   -----------------  -----------------  -----------------
EXPENSES
Hotel operations.................         85,017,000         60,829,000         68,132,000
Gaming operations................         24,242,000         24,454,000         24,055,000
Rent - Trust.....................         26,730,000         16,906,000         16,481,000
Interest - Trust.................          4,761,000          1,730,000          1,534,000
Interest - other.................            709,000          1,341,000          1,167,000
Depreciation and amortization....          6,492,000          2,956,000          3,602,000
Administrative and operating.....          3,273,000          2,620,000          2,781,000
Shareholder litigation...........                             1,324,000            219,000
                                   -----------------  -----------------  -----------------
                                         151,224,000        112,160,000        117,971,000
                                   -----------------  -----------------  -----------------
Loss before minority interest....         (2,040,000)        (1,198,000)        (3,143,000)
Minority interest................            301,000
                                   -----------------  -----------------  -----------------
                         NET LOSS       $ (1,739,000)      $ (1,198,000)      $ (3,143,000)
                                   =================  =================  =================
               NET LOSS PER SHARE       $      (0.22)      $      (0.59)      $      (1.56)
                                   =================  =================  =================

See accompanying notes to financial statements.



STARWOOD LODGING CORPORATION
STATEMENTS OF CASH FLOWS
                                                                             Years Ended December 31,
                                                                    -------------------------------------------
                                                                        1995           1994           1993
                                                                    -------------  -------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss..................................................           $ (1,739,000)   $(1,198,000)   $(3,143,000)
Adjustments to reconcile net loss to net cash
  provided by operating activities:
  Minority interest.......................................               (301,000)
  Depreciation and amortization...........................              6,492,000      2,956,000      3,602,000
  Deferred Interest.......................................                                            1,044,000
  Gain on sales of real estate investments................                               (24,000)       (74,000)
Changes in operating assets and liabilities:
  Accounts receivable, inventories
    and prepaid expenses..................................             (7,291,000)       (32,000)     1,081,000
  Rent and  interest payable - Trust......................              3,012,000      1,730,000      1,519,000
  Accounts payable and other liabilities..................              4,971,000      1,006,000     (1,633,000)
                                                                    -------------  -------------  -------------
    Net cash provided by operating activities.............              5,144,000      4,438,000      2,396,000
                                                                    -------------  -------------  -------------
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to hotel assets.................................            (42,655,000)      (671,000)    (5,205,000)
Net proceeds from sales of hotel assets...................                               817,000        770,000
Increase in other assets..................................                                              (47,000)
Principal received on notes receivable....................                 59,000         69,000         56,000
Reorganization costs......................................             (1,407,000)
                                                                    -------------  -------------  -------------
    Net cash provided by (used in) investing activities...            (44,003,000)       215,000    (4,426,000)
                                                                    -------------  -------------  -------------
CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on mortgage and other notes payable....             (9,463,000)      (612,000)       (72,000)
Borrowings under mortgage and other notes.................                                              632,000
Net change in notes payable - Trust.......................             37,514,000     (3,965,000)    (1,693,000)
Proceeds from offering....................................             12,283,000
Purchase of warrants......................................                (65,000)
Capital contributions.....................................              2,402,000
Payments to minority shareholders.........................                                              (10,000)
Principal received on share purchase notes................                                                5,000
                                                                    -------------  -------------  -------------
    Net cash provided by (used in) financing activities...             42,671,000     (4,577,000)    (1,138,000)
                                                                    -------------  -------------  -------------
INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS....................................              3,812,000         76,000     (3,168,000)
CASH AND CASH EQUIVALENTS
  AT BEGINNING OF YEAR....................................              4,810,000      4,734,000      7,902,000
                                                                    -------------  -------------  -------------
CASH AND CASH EQUIVALENTS
  AT END OF YEAR..........................................             $8,622,000     $4,810,000     $4,734,000
                                                                    =============  =============  =============

See accompanying notes to financial statements.

STARWOOD LODGING CORPORATION
STATEMENTS OF SHAREHOLDERS' DEFICIT


                                                    Additional     Share                       Total
                                         Common      Paid - in   Purchase    Accumulated   Shareholders'
                                          Stock       Capital      Notes       Deficit        Deficit
                                       -----------  -----------  ---------  -------------  -------------
Balance January 1, 1993..............   $1,213,000  $ 5,857,000   $(16,000)  $(62,806,000)  $(55,752,000)
  Principal payments, reductions and
    transfer of share purchase notes
    to the Trust.....................                               16,000                        16,000
  Net loss...........................                                          (3,143,000)    (3,143,000)
                                       ===========  ===========   ========   ============    ===========
Balance December 31, 1993............    1,213,000    5,857,000               (65,949,000)   (58,879,000)
  Forgiveness of intercompany debt...                58,335,000                               58,335,000
  Net loss...........................                                          (1,198,000)    (1,198,000)
                                       -----------  -----------   --------   ------------    -----------
Balance December 31, 1994............    1,213,000   64,192,000               (67,147,000)    (1,742,000)
  Decrease in par value to $0.01.....   (1,092,000)   1,092,000
  One for six reverse stock split....     (101,000)     101,000
  Contributed Capital................                 6,625,000                                6,625,000
  Public Offering....................      118,000   12,165,000                               12,283,000
  Minority Interest..................                (4,622,000)                              (4,622,000)
  Net Loss...........................                                          (1,739,000)    (1,739,000)
  Dividends/Distributions Payable....
  Warrant Purchase...................                   (65,000)                                 (65,000)
                                       -----------  -----------   --------   ------------    -----------
Balance December 31, 1995............  $   138,000  $79,488,000   $          $(68,886,000)   $10,740,000
                                       ===========  ===========   ========   ============    ===========

See accompanying notes to financial statements.

                             STARWOOD LODGING TRUST
                        AND STARWOOD LODGING CORPORATION

                         NOTES TO FINANCIAL STATEMENTS



1.   Organization and Summary of Significant Accounting Policies.

General

     The accompanying financial statements include the accounts of Starwood Lodging Trust (the "Trust") and Starwood Lodging Corporation and their subsidiaries (the "Corporation"). The Trust was formed as a real estate investment trust ("REIT") under the Internal Revenue Code in 1969. In 1980, the Trust formed the Corporation and made a distribution to the Trust's shareholders of one share of common stock of the Corporation for each share of beneficial interest of the Trust. The shares of the Trust and the shares of the Corporation are paired on a one-for-one basis, and can only be transferred in units ("Paired Shares") consisting of the same number of shares of the Trust and of the Corporation.

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

     The Companies own and operate hotels located throughout the United States and two hotel/casinos in Las Vegas, Nevada. The hotels range in size from 90 to 960 rooms and offer services to both business and leisure travelers.

Reorganization

     Effective January 1, 1995 (the "Closing Date"), the Trust and the Corporation consummated a reorganization (the "Reorganization") with Starwood Capital Group, L.P. ("Starwood Capital") and certain affiliates of Starwood Capital (the "Starwood Partners").

     The Reorganization involved a number of related transactions that occurred simultaneously on the Closing Date. Such transactions included (i) the contribution by the Trust to SLT Realty Limited Partnership (the "Realty Partnership") of substantially all of the properties and assets of the Trust, at book values, subject to substantially all of the liabilities of the Trust (including the Senior Debt of the Trust ), in exchange for an approximate
28.3% interest as a general partner in the Realty Partnership, (ii) the contribution by the Starwood Partners to the Realty Partnership of approximately $12,600,000 in cash and certain hotel properties and first mortgage notes, at book values in exchange for limited partnership units representing the remaining approximate 71.7% interest in the Realty Partnership, (iii) the contribution by the Corporation and its subsidiaries to SLC Operating Limited Partnership (the "Operating Partnership", and together with the Realty Partnership, the "Partnerships") of all of their properties and operating assets (except for their gaming assets, which are to be contributed upon approval by Nevada gaming authorities), subject to substantially all of their liabilities, in exchange for an approximate 28.3% interest as a general partner in the Operating Partnership, and (iv) the contribution by the Starwood Partners to the Operating Partnership of approximately $1,400,000 in cash and furniture, fixtures and equipment of the hotel properties, at book values, in exchange for limited partnership units representing the remaining approximate 71.7% interest in the Operating Partnership.

     Immediately following the Reorganization, the Trust and the Corporation accounted for their respective investment in the Realty Partnership and the Operating Partnership under the equity method of accounting, in accordance with generally accepted accounting principles. For accounting purposes, neither the Trust nor Starwood

Capital unilaterally controlled the Starwood Lodging Realty Partnership and neither the Corporation nor Starwood Capital unilaterally controlled the Starwood Lodging Operating Partnership.

     In addition on March 24, 1995, a Starwood Partner exchanged $12 million of Senior Debt for additional limited partnership units of the Realty Partnership and the Operating Partnership. After giving effect to the Reorganization and this exchange of Senior Debt, the Trust had an approximate 25.4% interest in the Realty Partnership, the Corporation had an approximate 25.4% interest in the Operating Partnership, and the Starwood Partners held limited partnership interests representing the remaining approximate 74.6% interest in each of the Realty Partnership and the Operating Partnership.

The Offering

     On July 6, 1995, Starwood Lodging completed a public offering (the "Offering") of 11,787,500 Paired Shares at a price of $23.00 per Paired Share. Net proceeds of the Offering of approximately $245.7 million in aggregate were contributed by the Trust and the Corporation to the Realty Partnership and the Operating Partnership, respectively, thereby increasing the general partnership interest of the Trust and the Corporation to approximately 69.9% of each of the Realty Partnership and Operating Partnership with the Starwood Partners' limited partnership interests representing the remaining approximate 30.1% interest in each of the Realty Partnership and Operating Partnership. From the completion of the Offering, the Companies have consolidated the results of the respective Partnerships.

     The 30.1% limited partnership interests of the Realty Partnership and the Operating Partnership is reflected in the Financial Statements as Minority Interest. The total number of operating units outstanding in the Partnership was 19,768,000 at December 31, 1995.

Hotel assets

     Hotel assets are stated at the lower of cost or the amounts described below and are depreciated using straight-line and declining-balance methods over estimated useful lives of five to thirty-five years for buildings and improvements and three to twelve years for furniture, fixtures and equipment. Amounts allocated to leasehold interests are amortized using the straight-line method over lease terms of eight to forty-three years.

     The Trust and the Corporation estimate the fair values of each of their hotel assets on a quarterly basis. For each hotel asset not held for sale, fair value is estimated as the expected undiscounted future cash flows of the asset (generally over a five-year period), which is compared to the net book values of the asset. If the expected undiscounted future cash flows are less than the net book value of the asset, the excess of the net book value over the estimated fair value is charged to current earnings. When it is the opinion of management that the fair value of a hotel asset which has been identified for sale is less than the net book value of the asset, a reserve for losses is established. Fair value is determined based upon discounted cash flows of the hotel assets at rates (11.0% to 21.0%) deemed reasonable for the type of property and prevailing market conditions, appraisals and, if appropriate, current estimated net sales proceeds from pending offers. A gain or loss is recorded to the extent the amounts ultimately received differ from the adjusted book values of the hotel assets. Gains on sales of hotel assets are recognized at the time the hotel assets are sold provided there is reasonable assurance of the collectability of the sales price and any future activities to be performed by the Companies relating to the hotel assets sold are insignificant.

Mortgage notes receivable

     If a loan becomes delinquent or upon the occurrence of other events it becomes known that the collectability of a specific loan is uncertain, interest income is no longer accrued and an allowance for loss is established based upon an analysis of the net realizable value of the underlying property collateralizing the loan.

Provision for losses

     Provision for losses for the years ended December 31, 1994 and 1993 for the Trust are as follows:




                             1994        1993
                           ---------  -----------
Hotel assets                $439,000   $2,369,000
Mortgage notes receivable    320,000
                            --------   ---------
                            $759,000   $2,369,000
                            ========   ==========

     There were no provisions for losses for the year ended December 31, 1995.

Cash and cash equivalents

     Cash and cash equivalents are defined as cash on hand and in banks plus all short-term investments with a maturity, at the date of purchase, of three months or less.

Inventories

     Inventories are stated at the lower of cost or market with cost determined on a first-in, first-out basis.

Organization Costs

     Organization costs related to the formation of each of the Partnerships in the amount of $2,891,000 and $1,672,000 for the Trust and $2,891,000 and $1,672,000 for the Corporation are included in inventories, prepaid expenses and other assets at December 31, 1995 and 1994, respectively. The costs are amortized over a five-year period beginning in January 1995. Both the Trust and the Corporation amortized $650,000 during the year ended December 31, 1995.

Hotel Revenue

     Revenue is recognized as earned. Earned is generally defined as the date upon which a guest occupies a room and/or utilizes the hotel's services. Ongoing credit evaluations are performed and potential credit losses are expensed at the time the account receivable is estimated to be uncollectible. Historically, credit losses have not been material to the hotels' results of operations. The Companies have recorded an allowance for doubtful accounts totalling $60,000 and $100,000 at December 31, 1995 and 1994, respectively.

Gaming revenue

     Gaming revenue relates to the two hotel/casinos and includes the net win from gaming activities, as well as room, food and beverage and other revenues, net of promotional allowances.

Fair value of financial instruments and concentration of credit risk

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

     Investments of $2,841,000 for the Trust at December 31, 1995 had a fair value of $2,674,000.

     At December 31, 1995, fixed rate mortgage notes receivable of $29,016,000 approximate their fair value. The Companies believe that the fair value of mortgage notes receivable of $50,245,000 is at least $62,000,000.

     Fixed rate mortgage notes receivable of $14,049,000 for the Trust at December 31, 1994 had a fair value of $13,488,000 as estimated based upon debt with similar terms and maturities.

     The carrying value of the secured notes payable, fixed rate notes payable, and revolving line of credit approximate fair value at December 31, 1995 and 1994, as the related interest rates are either variable or in line with market rates.

     Fixed rate notes payable with carrying values of $32,838,000 and $13,748,000 for the Trust and Corporation, respectively, at December 31, 1994 had a fair value of $34,442,000 and $11,648,000 as estimated based on debt with similar terms and maturities

     At December 31, 1995, the Company had significant amounts in banks that was in excess of the federally insured amounts.

Net income (loss) per share

     Net income (loss) per share is based on the weighted average number of common and common equivalent shares outstanding during the year which is on a Paired Share basis for purposes of the combined financial statements. Outstanding options and warrants are included as common equivalent shares using the treasury stock method when the effect is dilutive. The weighted average number of shares and Paired Shares used in determining net income (loss) per share and per Paired Share was 7,771,000 for the year ended December 31, 1995 and 2,022,158 for the years ended December 31, 1994 and 1993. The weighted average number of shares and Paired Shares were determined as if the six for one reverse stock split that occurred June 19, 1995 was effective January 1, 1993. Historical per share information has been revised accordingly.

Use of estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Reclassifications

     Certain reclassifications have been made to the 1994 and 1993 financial statements to conform with the 1995 financial statement presentation.

Impact of recently issued accounting standards

     In March and October 1995, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long Lived Assets and for Long Lived Assets to be Disposed Of" and No. 123 "Accounting for Stock-Based Compensation", respectively. These statements shall be effective for financial statements for fiscal years beginning after December 15, 1995. Management believes that adoption of Standard No. 121 will not have a material effect on its financial position or results of operations. Management intends to adopt the disclosure method of Standard No. 123 and, accordingly, there will be no impact on the Company's financial position or results of operations.

2.   Income Taxes.

     The Trust will elect to be treated as a REIT under the provisions of the Internal Revenue Code beginning with the 1995 year. As a result, the Trust will not be subject to Federal income tax on its taxable income at corporate rates to the extent it distributes annually at 95% of its taxable income to its shareholders and complies with certain other requirements. The Trust is subject to state income and franchise taxes in certain states which it operates. Therefore, a tax provision has been reflected for these income and franchise tax amounts.

     Components of deferred income taxes as of December 31, 1995 and 1994 are as follows:



                                                   1995                              1994
                                         -------------------------      ---------------------------------
                                            Trust      Corporation          Trust            Corporation
                                         ------------  -----------      -------------       -------------
Deferred income tax assets:
  Operating loss carryforwards           $ 28,084,000  $   804,000       $  28,910,000
  Losses from investments in partnerships                2,583,000                            2,133,000
  Property and equipment                      850,000      512,000           3,041,000        6,586,000
  Other                                       172,000      372,000             476,000          492,000
Total deferred income tax assets           29,106,000    4,271,000          32,427,000        2,625,000
                                         ------------  -----------       -------------      -----------
Valuation allowance                       (29,106,000)  (4,271,000)        (32,427,000)      (2,625,000)
                                         ------------  -----------       -------------      -----------
Net deferred income tax                  $    ---      $   ---            $   ---           $   ---
                                         ============  ===========        ============      ===========

     As of December 31, 1995, the Trust and Corporation had net operating loss carry forwards for federal income tax purposes of approximately $83,000,000 and $3,400,000 respectively. The NOL's expire in various years beginning in 2,006 through 2,009 for the Trust, and 2,006 through 2,010 for the Corporation.

     The utilization of each entities' NOL will be limited by the provisions of IRC Section 382, and in the case of the Trust the use of approximately $50 million of the NOL will be predicated on the recognition of gain from the sale of certain of the assets of the Trust within 5 years of the ownership change date which occured in July 1995. A valuation allowance is provided for the full amount of the NOL's as the realization of tax benefits from such NOL's is not assured.

3.   Extraordinary Items.

     Under the terms of a Credit Agreement dated January 28, 1993 (the "1993 Credit Agreement") the Trust restructured its debt existing at such time. Management concluded that that restructuring represented a "troubled debt restructuring" as defined under generally accepted accounting principles, and accordingly, upon execution of the 1993 Credit Agreement, accrued all known current or future identifiable debt restructuring costs as of December 31, 1992. Upon execution of an Amended and Restated Credit Agreement dated March 24, 1995 (the "Prior Credit Agreement"), the Realty Partnership recognized extraordinary income of $1,284,000 relating to the extinguishment of debt under the terms of the 1993 Credit Agreement, representing the remaining amount of the accrual at March 24, 1995. Additionally, in July 1995 subsequent to the Offering, the Realty Partnership repaid existing indebtedness borrowed under the Prior Credit Agreement and recorded an extraordinary charge to net income of $3,602,000 relating to the extinguishment of such debt.

4.   Loan Restructuring Costs.

     All restructuring costs in relation to the "troubled debt restructuring" referred to in Note 3 have been expensed as incurred. In 1993, upon execution of the definitive debt restructuring agreement, $700,000 was paid by the Trust to the certain institutional lenders and $4,032,000 was added to the loan balance under the terms of a credit agreement for restructuring costs due the institutional lenders for legal and other experts. Previously accrued restructuring costs of $611,000, $778,000 and $3,152,000 were paid during the years ended December 31, 1995, 1994 and 1993, respectively. As noted above, an additional $1,284,000 of previously accrued restructuring costs was recognized as extraordinary income during 1995. At December 31, 1995, there are no accrued loan restructuring costs included in accounts payable and other liabilities.

5.   Supplemental Cash Flow Disclosure.

     Interest paid in cash by the Trust in the years ended December 31, 1995, 1994, and 1993 was $15,235,000 $12,736,000 and $13,205,000, respectively.

     Interest paid in cash by the Corporation in the years ended December 31, 1995, 1994, and 1993 was $1,345,000, $1,342,000 and $140,000, respectively.

     The Corporation deferred interest of $3,012,000, $1,730,000 and $1,519,000 on its intercompany debt with the Trust in the years ended December 31, 1995, 1994, and 1993 respectively.

     In December 1993, the Corporation transferred $278,000 of share purchase loans to the Trust and reduced notes payable - Trust.

     During 1993, $4,032,000 of accrued loan restructuring costs were added to the loan balance of the secured notes payable and revolving line of credit.

     During 1994, a charge of $246,000 to additional paid-in capital was made relating to the cancellation of share purchase notes. Paired Shares which secured the portion of the principal canceled on the original notes were returned to the Companies.

     In December 1994, the Trust forgave $58,335,000 of notes payable to the Trust by the Corporation and its subsidiaries. Because of the common ownership of the Trust and the Corporation, the Trust charged, and the Corporation credited, the amount of debt forgiven to additional paid-in capital of the Trust and Corporation, respectively.

     In connection with the Reorganization, the Starwood Partners contributed $30.2 million (net of $474,000 of depreciation) in land and buildings, $49.2 million (net of discounts of $24.9 million and allowances of $2.9 million) in mortgage notes receivable, and $52.9 million (net of $6.0 million of debt forgiven by the Starwood Partners) in long term debt obligations for partnership units in the Realty Partnership. In addition, the Starwood Partners contributed $3.7 million (net of $757,000 of depreciation) of furniture, fixtures and equipment for partnership units of the Operating Partnership.

     During 1995, a Starwood Partner exchanged $12 million of Senior Debt for partnership units of the Realty Partnership and the Operating Partnership.

     During 1995, the Trust transferred approximately $7.2 million (net of accumulated depreciation) in furniture, fixtures and equipment to the Corporation and increased the intercompany receivable by the same amount.

     In December 1995, the Companies declared approximately $9.3 million in dividends to be paid in January 1996.

6.   Senior Notes Payable and Revolving Line of Credit.

     Effective March 24, 1995 the Realty Partnership and the Trust entered into the Prior Credit Agreement pursuant to which the Realty Partnership borrowed approximately $131.7 million which was used primarily to refinance the outstanding Senior Debt of $113,896,000 at December 31, 1994 (after the exchange by a Starwood Partner of $12 million of Senior Debt for units of the Realty Partnership and the Operating Partnership) and approximately $27 million of first mortgage debt. The Senior Debt carried an interest rate of LIBOR plus 3.00% and at December 31, 1994, the Senior Debt balance of $113,896,000 had an interest rate of 8.69%. The Prior Credit Agreement contained a clause which stated that upon the payment to a Starwood Partner of a $786,000 cancellation fee, the remaining Lender Warrants issued in connection with the 1993 Credit Agreement, would be canceled. Effective March 31, 1995 the Realty Partnership settled the cancellation fee by issuing an unsecured note payable to the Starwood Partner and the remaining Lender Warrants were canceled.

     On July 25, 1995, the Realty Partnership entered into a Mortgage Loan Funding Facility Agreement (the "Repo Facility") providing for advances up to $71 million for a period of 18 months ending January 25, 1997. Advances under the Repo Facility bear interest at a rate based on one month LIBOR plus 1.5% for the period ending July 25, 1996 and one month LIBOR plus 1.75% thereafter and are secured by certain mortgage notes receivable and other collateral of the Realty Partnership.

     On October 25, 1995, the Realty Partnership entered into a Credit Agreement (the "Acquisition Facility") providing for advances of up to $135 million for a period expiring on October 1, 1998. The Acquisition Facility superseded and replaced the Prior Credit Agreement.

     Advances under the Acquisition Facility bear interest at a rate based upon one, two or three-month LIBOR plus 1.625 percent and are collateralized by liens on 29 of the hotel equity interests of the Realty Partnership and may be collateralized by other properties, all on a cross-collateralized basis. As of December 31, 1995, borrowings under the Repo Facility and the Acquisition Facility (together, the "Facilities") totaled $119.1 million with interest rates ranging from 7.4% to 7.6%. The Acquisition Facility provides for an annual fee of 0.25% of the average daily unfunded portion of the Facility Amount.

     The Facilities require the Companies to maintain a specified minimum adjusted net worth, a specified minimum ratio of actual consolidated EBITDA to debt service plus fixed charges and a restriction against total debt exceeding a specified maximum percent of net book value. In addition, the Facilities place restrictions on distributions and require the Trust to maintain its REIT status, maintain a minimum borrowing base (defined as Net Operating Income per Facility Agreement divided by stated interest rates) and maintain minimum replacement reserves. As of December 31, 1995, the Companies were in compliance with their covenants.

     The Companies intend to finance the acquisition of additional hotel properties, hotel renovations and capital improvements and provide for general corporate purposes through the Facilities and when market conditions warrant, to issue additional equity or debt securities.

7.   Hotel Sales and Reserve for Losses.

     During the year ended December 31, 1993, the Companies sold their interests in four hotel assets, the Best Western located in Smyrna, Georgia, the Vantage Hotel located in Tucker, Georgia, the Best Western Motor Hotel in Santa Maria, California, and the Ramada Inn-Westport in St. Louis, Missouri. The Smyrna property was sold for an all cash price of $1,600,000. The Tucker property was sold for $2,485,000, consisting of approximately $500,000 in cash and a $1,985,000 promissory note collateralized by the hotel. The Tucker note bears interest at 9% per annum with accrued interest and principal due monthly based upon a 25-year amortization schedule, with all unpaid principal and interest due in June 1998. The Santa Maria property was sold for an all cash price of $140,000. The St. Louis property was sold for an all cash price of $2,500,000.

     For the year ended December 31, 1993, the Trust recognized a loss of $53,000 and the Corporation recognized a gain of $74,000 on sales of hotel assets. In 1993, the Trust recorded a provision for investment losses of $2,369,000 primarily as a result of the acceptance of offers for the sale of hotels at amounts lower than net book value.

     During the year ended December 31, 1994, the Companies sold their interests in five hotel assets, the Best Western South located in Austin, Texas, the Sheraton Hotel located in New Port Richey, Florida, the Holiday Inn in Brunswick, Georgia, the Holiday Inn in Jacksonville, Florida and the Ramada Inn in Fayetteville, North Carolina. The Austin property was sold pursuant to eminent domain proceedings for the purpose of highway construction to an agency of the State of Texas for an all cash price of $3,594,000. The New Port Richey and Brunswick properties were sold together for $4,306,000, consisting of approximately $1,236,000 in cash and a $3,070,000 promissory note collateralized by the hotels. The New Port Richey/Brunswick note bears interest at 8% per annum for the first twelve months and 9.25% thereafter, with accrued interest and principal due monthly based upon a 25-year amortization schedule, with all unpaid principal and interest due in August 2001. The Jacksonville property was sold for $3,200,000, consisting of approximately $900,000 in cash and a $2,300,000 promissory note collateralized by the hotel. The Jacksonville note bears interest at 9% per annum with accrued interest and principal due monthly based upon a 30-year amortization schedule, with all unpaid principal and interest due in December 2001. The Fayetteville property was sold for $1,000,000, consisting of approximately $200,000 in cash and a $800,000 promissory note collateralized by the hotel. The Fayetteville note bears interest at 9% per annum with accrued interest and principal due monthly based upon a 12-year amortization schedule, with all unpaid principal and interest due in December 2006. In connection with the Reorganization (see Note
1), the Holiday Inn located in Albany, Georgia was sold to the Starwood
Partners for an all cash purchase price of $6,000,000. The transaction was accounted for as a financing activity and the Starwood Partners subsequently contributed the property to the Partnerships . No gain or loss was recorded on the sale.

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

     During the year ended December 31, 1995, the Companies did not sell any of their hotel assets.

8.   Mortgage Notes Receivable.

     In 1992, the Trust sold a hotel asset in Merrimack, New Hampshire and received as partial consideration a promissory note in an original principal amount of $1,440,000, collateralized by a first mortgage on the property. In September 1994, the Trust initiated foreclosure proceedings and recorded a provision for investment losses of $320,000, resulting in a net book value of $983,000. The property was subsequently sold to a third party in December 1994 for net proceeds of $1,191,000 and the Trust recorded a gain on sale of $208,000.

     At December 31, 1995, in addition to the MHLP notes discussed in Note 9, the Trust held eighteen promissory notes collateralized by mortgages. Eleven notes ($78,996,000 carrying amount at December 31, 1995), representing 12 hotels, are collateralized by first mortgages, and seven notes ($365,000 carrying amount at December 31, 1995) are collateralized by second, third and fourth mortgages. Ten of the notes have fixed interest rates ranging from 7% to 10% per annum, and five of the notes have variable interest rates that range from 7.16% to 9.75% per annum at December 31, 1995. Two of the notes (representing two properties) provide for contingent interest based on a percentage of gross revenues of the properties securing such notes. Three of the notes are principal only. The maturity dates of the notes range from 1996 to 2017. Aggregate principal payments under the mortgage notes receivable due within one year of December 31, 1995 are $3,266,000. As of December 31, 1995 and 1994, the reserve for investment losses for the mortgage notes receivable amounted to $100,000 in both years.

9.   Milwaukee Marriott Hotel.

     In December 1985, the Trust sold its interest in the Milwaukee Marriott Hotel to Milwaukee Brookfield Limited Partnership ("Brookfield"). In connection with the sale, the Trust received a second mortgage note (the "Original Trust Note") from Brookfield.

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

     Effective December 1, 1992, Aetna agreed to defer for the period December 1, 1992 through November 30, 1993, the monthly principal and interest payments on the Aetna Note, which accrues interest at 11.25% per annum, with the deferred interest added to principal monthly. Beginning December 1, 1993, the loan amortizes in equal monthly installments over a period of 17 years at 10% interest per annum until January 1, 1996, at which time all unpaid interest and principal are due, including appreciation interest ("Appreciation Interest"). The due date of the unpaid interest and principal was extended to June 30, 1996 by an amendment executed on December 31, 1995. Appreciation Interest is defined as 50% of the aggregate principal reduction in the Aetna Note from December 1, 1993 until the loan is due in full as provided in the agreement. On July 31, 1995, the Trust purchased the Aetna Note from Aetna. The amount of the Aetna Note outstanding totaled $9,899,000 at December 31, 1994.

     In 1993, Marriott agreed to loan MHLP $750,000 collateralized by a second deed of trust on the hotel (the "Marriott Note") for the purchase of equipment from a Marriott subsidiary. The Marriott Note bore interest at 9% per annum, payable monthly beginning May 31, 1993 through April 30, 1994, at which time fixed monthly payments of principal and interest of approximately $49,000 became due until December 31, 1994, at which time all unpaid interest and principal were due. In 1994, Marriott agreed to extend the Marriott Note with interest at 10% per annum beginning January 1, 1995 at which time fixed monthly payments of principal and interest of approximately $31,000 become due until June 30, 1995. All unpaid interest and principal was paid on June 30, 1995.

     In 1993, the Trust agreed to loan MHLP $1,000,000 to be used to complete the renovation of the Milwaukee Marriott. The loan is collateralized by a third deed of trust on the hotel (the "Renovation Note") and bears interest at 10.5% per annum, payable monthly. Under certain circumstances, interest is deferred and added to the principal of the Renovation Note monthly. The amounts outstanding under the Renovation Note totaled $1,000,000 and $1,225,000 as of December 31, 1995 and 1994, respectively. The Trust may declare due and payable the principal balance and any unpaid accrued interest thereon at any time through the maturity date of the Renovation Note on January 1, 1996. The due date of the unpaid interest and principal was extended to June 30, 1996 by an amendment executed on December 31, 1995. The Renovation Note became a second mortgage following repayment of the Marriott Note in 1995.

     The Original Trust Note held by the Trust of $11,000,000 was modified as of December 31, 1992 by adding deferred and previously unpaid interest of $1,667,000 to principal due under the note and converting the note to a fourth mortgage note. Further, $1,790,000 and $1,607,000 of interest at 10.5% per annum for the years ended December 31, 1995 and 1994, respectively, was deferred monthly and added to principal due under the loan. The fourth mortgage note outstanding totaled $17,481,000 and $15,691,000 as of December 31, 1995 and 1994, respectively. Interest is payable monthly unless deferred under the provisions of the loan agreement until January 1, 1996, at which time all remaining unpaid interest and principal are due. The due date of the unpaid interest and principal was extended to June 30, 1996 by an amendment executed on December 31, 1995. The Original Trust Note became a third mortgage following repayment of the Marriott Note in 1995.

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

     The $600,000 original loan (the "GSI Fourth Note")made by GSI Acquisition Company, L.P., a limited partner of Brookfield, ("GSI"), was modified as of December 31, 1992, by converting deferred and previously unpaid interest of approximately $86,000 to principal. For the years ending December 31, 1995 and 1994 interest at 10.5% per annum was deferred monthly and added to the principal balance, which balance totals $946,000 and $849,000 at December 31, 1995 and 1994, respectively. Thereafter, interest is payable monthly unless deferred under the provisions of the agreement until January 1, 1996, at which time all remaining unpaid interest and principal are due. On December 31, 1995, the due date for the unpaid interest and principal was extended to June 30, 1996.

     The GSI Fourth Note became a fourth mortgage following repayment of the Marriott Note in 1995, however it ranks pari passu with the Original Trust Note.

     As of December 31, 1992, MHLP also agreed to pay GSI $2,000,000 pursuant to a note (the "GSI Fifth Note") bearing non-accruing interest at 12% payable out of available monthly cash flow (as defined in the GSI Fifth

Note). The principal balance outstanding is $2,000,000 at December 31, 1995 and 1994. The GSI Fifth Note became a fifth mortgage following repayment of the Marriott Note in 1995.

     Of the five notes outstanding at December 31, 1995, the Trust held three - the Aetna Note, the Renovation Note, and the Original Trust Note.

     The Trust evaluates the collectability of the notes receivable collateralized by the Milwaukee Marriott Hotel at the end of each quarter. Factors considered by the Trust in performing the evaluations include the discounted estimated future cash flow (at 11.0%) over a five-year period. The Corporation evaluates the recoverability of the net book value of the property at the end of each quarter. Factors considered by the Corporation in performing the evaluation included the undiscounted estimated future cash flow of the property over a five-year period. Based upon the evaluations no provision for losses was required.

10.  Hotel Properties.

     A summary of hotel assets at December 31, 1995 and 1994 is as follows (in thousands):



                                            Trust                 Corporation
                                      --------------------    -------------------
                                        1995        1994        1995       1994
                                      --------    --------    --------   --------
Land and leasehold interests in land  $ 65,629    $ 41,184     $13,797    $13,796
Buildings and improvements..........   231,174     122,300      56,349     22,315
Furniture, fixtures and equipment...     8,834      25,124      64,576     15,630
Accumulated depreciation and
  amortization......................   (40,827)    (48,699)    (38,986)   (16,877)
Reserve for losses..................   (23,200)    (23,200)       (388)      (388)
                                      --------    --------     -------    -------
  Hotel assets - net................  $241,610    $116,709     $95,348    $34,476
                                      ========    ========     =======    =======

11.  Real Estate Investments and Intercompany Transactions.

     At December 31, 1995, the Trust owned equity interests in thirty-five hotels, including two hotel/casinos. Of that number, thirty properties were owned in fee, four were held pursuant to long-term leases and one was owned through a 5% general partnership interest in a joint venture that owns the Omaha Marriott Hotel.

     Thirty-one of the Trust's hotels (including the two hotel/casinos) are leased to the Corporation or its subsidiaries. Three hotels have been leased to and are operated by Imperial Hotels Corporation, formerly Vagabond Inns, Inc. The Omaha Marriott Hotel has been leased to an affiliate of the Corporation, and is managed by Marriott pursuant to a long-term management agreement. As of December 31, 1995, three of the hotels leased by the Corporation from the Trust are being managed by third-party operators. Two of the third-party management agreements are for three-year terms expiring in 1998, and one of the management agreements is a five-year term expiring in 1999. The management agreements are subject to certain cancellation provisions. Base management fees range from 2% to 2-1/2% of gross revenues with incentive management fees based upon hotel profitability.

     The leases are generally long-term and generally provide for annual base, or minimum rents, plus contingent, or percentage rents based on the gross revenues of the properties and are accounted for as operating leases. The leases are "triple-net" in that the lessee is generally responsible for paying all operating expenses of the properties, including maintenance, insurance and real property taxes. Total rental expense paid by the Corporation to the Trust under such leases was $26,730,000, $16,906,000 and $16,481,000 for the years ended December 31, 1995, 1994 and 1993, respectively, of which $5,443,000, $2,456,000 and $1,939,000 were contingent. The lessee is also generally responsible for any payments required pursuant to underlying ground leases. Most leases provide for cancellation by the Trust in the event that the Trust does not earn a specified rent, or by the lessee (including the Corporation) in the event the lessee does not earn a specified net operating profit.

     As of December 31, 1995 and 1994, the Corporation was indebted to the Trust for an aggregate of $86,464,000 and $26,916,000, respectively, (including the MHLP mortgage notes of $28,236,000 and $16,916,000 as of December 31, 1995 and December 31, 1994, respectively - see Note 5 and the Doral lease obligation of

$40,250,000-see discussion below). The Corporation borrowings were non-interest bearing for the years ended December 31, 1994 and 1993. In December 1994, the Trust forgave $58,335,000 of notes receivable payable to the Trust by the Corporation and its subsidiaries. Effective January 1, 1995, the remaining notes bear interest at prime plus 2% with interest payable monthly and are due on January 1, 2000.

     On September 20, 1995, the Realty Partnership purchased land for $3 million and mortgage notes receivable collateralized by the Doral Inn for $40.3 million. The note bears interest at 9.5% and matures on October 1, 2006. The Realty Partnership also entered into a long-term lease agreement with SBK Delaware Realty Holdings, L.L.C. ("SBK"), the owners of the Doral Inn, to lease SBK the land for $240,000 per year. Simultaneously, the Operating Partnership entered into a long-term lease agreement with SBK to lease the land and the building for $240,000 per year, plus the debt service on the mortgage held by the Realty Partnership. The Operating Partnership lease agreement includes a clause under which SBK is paid a management fee of 0.5% of gross revenues. The Realty Partnership has the option of acquiring the building for the value of the mortgage note plus $400,000 after ten years. It is management's intention to exercise that option. The Operating Partnership has recorded the transaction as a capitalized lease with an intercompany obligation to the Realty Partnership.

     Rents accrued by the Trust from leased hotel properties are summarized as follows (in thousands):



                 Years Ended December 31,
               ----------------------------
                 1995      1994      1993
               --------  --------  --------
Corporation:
   Minimum            -   $14,373   $14,184
   Contingent         -     2,533     2,297
               --------  --------  --------
                      -    16,906    16,481
               --------  --------  --------
Other:
   Minimum          437       437       437
   Contingent       354       490       402
               --------  --------  --------
                    791       927       839
               --------  --------  --------
Total              $791   $17,833   $17,320
               ========  ========  ========

     The Trust's minimum future rents at December 31, 1995 due under non-cancelable operating leases for the years ending December 31 are as follows (in thousands):



                    1996     1997     1998     1999     2000    Thereafter
                   -------  -------  -------  -------  ------  -----------

      Corporation  $33,220  $33,220  $33,220  $33,220  $7,335    $30,315
      Other .....      437      437      437      300     300      1,150
                   -------  -------  -------  -------  ------    -------
      Total .....  $33,657  $33,657  $33,657  $33,520  $7,635    $31,465
                   =======  =======  =======  =======  ======    =======


     The Corporation's future rents at December 31, 1995 payable under noncancelable operating leases for the years ended December 31 are as follows:



                  1996     1997     1998     1999     2000    Thereafter
                 -------  -------  -------  -------  ------  -----------

       Trust ..  $33,220  $33,220  $33,220  $33,220  $7,335    $30,315
       Other ..      918      755      616      243     187      2,846
                 -------  -------  -------  -------  ------    -------
       Total ..  $34,138  $33,975  $33,836  $33,463  $7,522    $33,161
                 =======  =======  =======  =======  ======    =======

     The Corporation is committed under its leases with the Trust to pay the rents payable with respect to four ground leases which expire in 1997 through 2029, including renewal options. The leases generally provide for a minimum rent plus a percentage of gross revenues of the properties in excess of the minimum rent. Future minimum lease payments under the leases are included in "other" rents payable in the table above. The Trust is the primary obligor under the leases; however, the Corporation as lessee/operator of the hotels makes payments under these leases directly to the lessors. Rent expense incurred by the Corporation as a lessee/operator under these ground leases was $549,000, $879,000 and $854,000, in the years ended December 31, 1995, 1994 and 1993, respectively.

12. Mortgage and Other Notes Payable.

     At December 31, 1994, the Trust had outstanding six mortgage notes payable which were collateralized by seven of the Trust's hotels, with a net book value at December 31, 1994 of $55,027,000.

     At December 31, 1995 and 1994, the Trust had the following outstanding debt obligations (exclusive of Senior Debt and Lines of Credit - See Note 6):


                                                   December 31,  December 31,
                                                       1995          1994
                                                   ------------  ------------
Mortgage Notes:
11.75% first mortgage note, due in 2015, callable
  by lender in 1995, 2000, 2005, or 2010                          $ 6,349,000
12.875% first mortgage note, due in 1997                            9,173,000
12.625% first mortgage note, due in 1995                            4,075,000
9.25% first mortgage note, due in 1995                              1,854,000
10.25% first mortgage note, due in 2001                             5,148,000
9.0% first mortgage note, due in 1997                                 139,000
                                                                  -----------
Total mortgage notes payable                                       26,738,000
Advance from the Starwood Partners                                  6,000,000
Other                                                $100,000         100,000
                                                                  -----------
Total mortgage and other notes payable               $100,000     $32,838,000
                                                     ========     ===========

     As described in Note 7, in August 1994 Starwood Partners acquired the Trust's Albany, Georgia property for $6,000,000. Interest expense of $313,000 in 1994 related to the advance was the greater of the net cash flow of the property or 10% until the property was contributed to the Partnerships.

     At December 31, 1995 and 1994, the Corporation had the following outstanding debt obligations (exclusive of Notes Payable to Trust):


                                                    December 31,  December 31,
                                                        1995          1994
                                                    ------------  ------------
Collateralized by Milwaukee Marriott Hotel:
10.0% first mortgage note, due 1996                                $ 9,899,000
9.0% second mortgage note, due 1995                                    358,000
10.5% fifth mortgage note, interest only, due 1996  $  946,000         849,000
12.0% sixth mortgage note, interest only (to the
  extent of available cash flow), due 1996           2,000,000       2,000,000

9-10% notes payable, due 1995-1996                                     164,000
                                                     2,946,000      13,270,000
Other:
9.75% first mortgage note, due 1997                    372,000         403,000
Obligations under capital leases                       967,000          75,000
Total mortgage and other notes payable              $4,285,000     $13,748,000
                                                    ==========     ===========

     At December 31, 1995, the Milwaukee Marriott Hotel had a net book value of $22,150,000.

     Minimum lease and principal payments on the Corporation's indebtedness for the years ending December 31 are due as follows:


                                       Minimum Future  Principal Payments
            Year                       Lease Payments   Due Under Notes
            ----                       --------------  ------------------
            1996                         $  166,000        $2,994,000
            1997                            166,000           324,000
            1998                            166,000
            1999                            166,000
            2000                            166,000
         Thereafter                         600,000
            Total                         1,430,000        $3,318,000
                                                           ==========
Amount representing interest                463,000
Future minimum lease payments            $  967,000
                                         ==========

     At December 31, 1995 and 1994 the Corporation had $845,000 and $175,000, respectively, in assets (less $127,000, and $117,000, respectively, in accumulated amortization) recorded under capital leases. Such amounts are included in furniture, fixtures and equipment.

13. Shareholders' Equity.

Warrants to purchase Paired Shares

     At December 31, 1995 and 1994, there were outstanding 276,662 warrants to purchase Paired Shares at an exercise price of $101.70 per Paired Share (as adjusted for the one for six reverse stock split in June 1995) through September 15, 1996. At the expiration date, each 600 warrants are convertible into one Paired Share of stock. In lieu of fractional shares, holders will be paid an amount equal to the same fraction of the current market value of a single share.

Share option plans

     The Trust and the Corporation each adopted Incentive and Non-Qualified Share Option Plans in 1986 which provided for the purchase of up to an aggregate of 116,667 Paired Shares (as adjusted for the one for six reverse stock split in June 1995) by Trustees, Directors, officers and employees pursuant to option grants. During the year ended December 31, 1995, the Trust and the Corporation granted options to purchase 56,892 Paired Shares at excercise prices ranging from $16.50 to $21.75 per Paired Share. During the year ended December 31, 1994, the Trust and the Corporation granted options to purchase 16,500 Paired Shares at an exercise price of $16.50 per Paired Share. During the year ended December 31, 1993, the Trust and the Corporation granted options to purchase 3,333 Paired Shares at an exercise price of $15.75 per Paired Share. Such options, which are granted at fair market value on the date of grant, vest over three years. As of December 31, 1995, 10,860 options have been exercised.

     During 1995, the Trust and the Corporation each also adopted a 1995 Share Option Plan which provides for the purchase of Paired Shares by Trustees, Directors, officers, employees, consultants and advisors, pursuant to option grants. The aggregate number of Paired Shares subject to options which may be granted under the Plans is 1,573,000 plus 8% of any additional partnership units or Paired Shares issued subsequent to August 17, 1995 (other than Paired Shares issued in exchange for partnership units, Paired Shares issued pursuant to employee benefit plans or Paired Shares that were previously issued and re-acquired by the Trust or the Corporation). During the year ended December 31, 1995, the Trust and the Corporation granted options under the 1995 Plans to purchase 926,750 Paired Shares to Trustees, Directors, officers and employees, at exercise prices ranging from $23.00 to $29.00 per Paired Share.

     At December 31, 1995, outstanding options granted under all plans of the Trust and Corporation (including options granted to officers and directors of a company previously acquired by the Trust) aggregated 1,004,640 Paired Shares. At December 31, 1995, options for 130,112 Paired Shares are fully vested with exercise prices ranging from $4.50 to $120.00 per Paired Share.

Share purchase plans

     Prior to December 1989, the Trust and the Corporation each had a Share Purchase Plan, whereby an aggregate of 33,333 Paired Shares (as adjusted for the one for six reverse stock split in June 1995) were available to be purchased by Trustees, Directors, officers and employees at their fair market value on the date of sale with monies borrowed from the Trust or Corporation.

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

     In March 1992, certain of the aforementioned notes were restructured to bear an annual interest rate of 8% as of February 2, 1992, with such notes to accrue interest only from February 2, 1992 until February 15, 1995, at which time the principal and accrued interest would become payable in equal monthly installments over a ten-year period.

     The share purchase agreement between a former officer and director and the Corporation was terminated in connection with his December 31, 1992 resignation as an officer of the Corporation, and the 1,667 Paired Shares (as adjusted for the one for six reverse split in June 1995) acquired pursuant to that agreement were assigned by him to the Corporation. The share purchase note in the amount of $112,500, was written off at December 31, 1993. The share purchase notes of other former officers, directors and employees aggregating $63,500 were also written off at December 31, 1993.

     During 1994, the parties agreed to cancel the remaining outstanding share purchase notes of $246,000 and during 1995 such notes were canceled and the unpaid Paired Shares were forfeited by the purchasers.

Preferred shares

     The Corporation has 10,000,000 authorized preferred shares, $0.01 par value, none of which are issued or outstanding.

14. Commitments and Contingencies.

Litigation

     In late 1991 and early 1992 three complaints were filed against the Trust and the Corporation and certain other related persons (the "Shareholder Actions"). As amended, two of the complaints allege that the Trust and the Corporation, a Director and officer of the Corporation and a former officer/Trustee of the Trust violated the Racketeer Influenced and Corrupt Organizations Act and Federal and California securities laws and acted fraudulently in connection with the Trust's and the Corporation's public disclosures with respect to the Trust's purchase of its two hotel/casinos and the Ramada Inn in Indian Wells, California. Both of these complaints sought class action certification. The third complaint was filed purportedly on behalf of the Trust and the Corporation and alleged that certain former and present Trustees and Directors breached their fiduciary duties in connection with the purchase of the Ramada Inn in Indian Wells and the two hotel/casinos

     On July 20, 1994, the United States District Court for the Southern District of California entered a Final Judgment of Dismissal With Prejudice (the "Final Judgment") of the two purported class actions filed in that Court.

     Pursuant to the Final Judgment, the District Court, among other things, approved the settlement set forth in stipulations of settlement (the "Stipulation") entered into among the plaintiffs and defendants in the Shareholder Actions, as well as the insurance company that issued the Companies' directors and officers policy applicable to the period to which Shareholder Actions relate.

     Under the Final Judgment, all claims that were or might have been made in the Shareholder Actions were deemed released as of the Effective Date (as defined in the Stipulation), and a $3,250,000 cash settlement fund was established which, after the deduction of fees and costs to plaintiffs' counsel, was to be distributed to qualified members of the certified plaintiff classes according to an allocation formula that includes a calculation based on certain shares that opted out of the settlement. Of the settlement fund, $2,500,000 was paid by the insurance company, $400,000 was paid by the Companies, and $350,000 was paid by former officers of the Companies. Upon completion of the claims administration process, any funds remaining, up to a limit of $325,000, was to be returned to the parties who contributed to the settlement fund on a pro rata basis. The parties contributing to the settlement fund have previously established a separate $45,000 fund to be used for purposes of notifying the classes and otherwise administering the settlement. Legal fees and other costs incurred by the defendants in the Shareholder Actions prior to October 12, 1993 were paid by the Companies; subsequent defense costs were paid by the insurance company. Holders of approximately 198,398 Paired Shares (as adjusted for the one for six reverse stock split in June 1995) opted out of the settlement. All amounts relating to the Shareholder Actions paid or expected to be paid, had been accrued and expensed as of December 31, 1994.

     Pursuant to the Final Judgment, notice was given to the class plaintiffs to submit claims and claims were received. Final distribution of the Net Settlement Fund and payment of costs and expenses was ordered by the Court on December 15, 1995.

     The Stipulation also requires that the Trust's Board of Trustees and the Corporation's Board of Directors establish a joint transaction committee of independent Trustees and Directors to make recommendations to those Boards with respect to any transaction proposed in the future by management and having a fair market value of $20 million or more.

     In connection with the settlement of the Shareholder Actions, Messrs. Young and Rothman and certain of their affiliated partnerships terminated the management agreements (the "Management Contracts") that existed between those partnerships and the Corporation's subsidiary, Western Host, Inc., ("Western
Host). Western Host agreed to forbear from disputing such action and withdrew as a general partner of two additional affiliated partnerships. Messrs. Young and Rothman paid $800,000 to Starwood Lodging in satisfaction of any damages resulting from the termination of the management contracts. They also agreed to be responsible for a percentage of any retroactive adjustments in worker's compensation insurance premiums. Starwood Lodging has paid $167,041 for retroactive worker's compensation insurance premiums and have sought reimbursement from Messrs. Young and Rothman of their share of that amount (an aggregate approximately $56,000). The Corporation has commenced litigation against Messrs. Young and Rothman to collect such amounts (Starwood Lodging Corp. v. Ronald A. Young, et al., San Diego Superior Court Case No. 693822)

Ross Settlement Agreement

     Subsequent to the settlement of the Shareholder Actions, Leonard M. Ross and his affiliates ("Ross"), who held 198,398 Paired Shares (as adjusted for the one for six reverse split in June 1995) and opted out of the settlement, threatened litigation against the Trust and the Corporation.

     In October 1994, Starwood Capital entered into an agreement with Ross to settle the threatened litigation in which Starwood Capital agreed to purchase Ross' Paired Shares, at Ross' election, in a 60-day period beginning on the earlier of the first anniversary of the closing of the Reorganization or December 15, 1995 at a price of $33.75 subject to certain adjustments. Starwood Capital also had the right to elect to purchase such Paired Shares at the same time and on the same terms. The Trust and Corporation severally agreed that under certain circumstances they would indemnify Starwood Capital with respect to Starwood Capital's obligations to Ross, up to a maximum of

$1.8 million, upon receipt of a full release from Starwood Capital of all of the claims assigned by Ross. At December 31, 1995, the Companies had accrued $1.8 million in respect of this potential liability.

     Ross elected to sell his Paired Shares, and in January 1996 those Paired Shares were sold to a third party through the New York Stock Exchange. The Paired Shares were sold at $29.625 per Paired Share; the Trust and the Corporation paid $1,375,743 in aggregate pursuant to their indemnity obligations, and Starwood Capital released the Trust and the Corporation from all claims assigned by Ross.

Environmental matters

     In the latter part of 1995, in connection with either the Acquisition Facility or the purchase of the relevant hotel, preliminary or "Phase I" environmental site assessments were prepared with respect to 35 of the Trust's fee interest and ground leasehold properties. The results of those Phase I assessments and subsequent Phase II assessments performed at six of the properties revealed that the overall potential for environmental impairment was assessed as low.

     A 1991 Phase I environmental assessment and a tank leak test performed in 1992 at the Bourbon Street Hotel and Casino and a Phase I environmental assessment prepared for the Milwaukee Marriott in 1991 revealed no material impairments.

     Neither the Trust, the Corporation, the Realty Partnership nor the Operating Partnership has been identified by the U.S. Environmental Protection Agency as a responsible or potentially responsible party for, nor have they been the subject of any governmental proceeding with respect to, any hazardous waste contamination. If the Trust, the Corporation, the Realty Partnership or the Operating Partnership were to be identified as a responsible party, they would in most circumstances be strictly liable, jointly and severally with other responsible parties, for environmental investigation and clean-up costs incurred by the government and, to a more limited extent, by private persons.

     Based upon the environmental reports described above, the Trust believes that a substantial number of its hotels incorporate potentially asbestos-containing materials. Under applicable current Federal, state and local laws, asbestos need not be removed from or encapsulated in a hotel unless and until the hotel is renovated or remodeled. In that context, upon the performance of a material renovation, the appropriate measures will need to be taken. Meanwhile, the Trust has placed in effect an asbestos operation and maintenance plan for all those properties testing positive for asbestos.

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

Performance bonds and restricted cash

     The Corporation is required to post performance bonds or cash collateral as security for certain obligations. At December 31, 1995 and 1994, the Corporation had posted performance bonds totaling approximately $756,000 and $747,000, respectively, to cover such obligations; however, no amounts had been drawn against such bonds. In addition, at December 31, 1995, the Corporation has a $250,000 letter of credit with First Interstate Bank included in cash and cash equivalents, which was restricted as to use.

     At December 31, 1995, inventories, prepaid expenses and other assets include $756,000 for the Corporation which was restricted as to use. At December 31, 1994, inventories, prepaid expenses and other assets include $246,000 and $1,606,000 for the Trust and the Corporation, respectively, which were restricted as to use. Other than the performance bonds, the restricted cash of the Corporation primarily is the cash of MHLP
(see Note 9).

15. Related Party Transactions.

     At December 31, 1995 and 1994, the Trust holds an $800,000 uncollateralized note receivable from John Rothman, the former President and Chief Executive Officer of the Trust. The principal amount of the note receivable is due in 1999 and bears interest due annually at 10%.

     The Companies incurred legal fees from law firms in which a Trustee and officer of the Trust was or currently is a partner during the years ended December 31, 1995, 1994 and 1993 totaling $1,728,000, $940,000, and $235,000, respectively.

     The Companies and Starwood Capital have agreed that, subject to approval by the Independent Trustees or Directors, as appropriate, Starwood Capital will be reimbursed for out-of-pocket costs and expenses for any services provided to the Company. Starwood Capital will also be reimbursed for its internal costs (including allocation of overhead) for services provided to the Company, provided that, where such costs are currently expensed by the Company, such reimbursement will not exceed $250,000 in the year ending June 30, 1996. The Companies have not reimbursed Starwood Capital for any of these costs since July 1, 1995, and accordingly have included an accrual of $250,000 in accounts payable and other liabilities at December 31, 1995.

     During 1995, the Trust reimbursed Starwood Capital approximately $1,649,000, the majority of which represented a deposit on the Boston Park Plaza. Aside from Starwood Capital's internal cost, during 1995 Starwood Capital incurred approximately $1,198,000 of costs paid directly by the Company to third party vendors for services provided to the Company, representing costs associated with the Reorganization, the Offering and hotel acquisitions.

     During 1995, the Trust loaned an officer of the Trust $250,000. The loan has a term of 10 years, bears interest, to be paid quarterly, at the lowest applicable rate prescribed by section 1274(d) of the Internal Revenue Code. At December 31, 1995, the loan had an applicable rate of 6.6% and was current.

16. Industry Segment Information.

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



                                             Years Ended December 31,
                                       -------------------------------------
                                          1995         1994         1993
                                       -----------  -----------  -----------
HOTEL:
Revenue:
Room................................. $ 87,270,000  $56,387,000  $58,917,000
Food and beverage....................   26,609,000   21,603,000   23,337,000
Other................................    7,371,000    4,678,000    4,649,000
                                      ------------  -----------  -----------
Hotel revenue........................  121,250,000   82,668,000   86,903,000
Management fees......................      373,000      247,000       90,000
                                      ------------  -----------  -----------
Total revenue........................  121,623,000   82,915,000   86,993,000
                                      ------------  -----------  -----------
Expenses:
Rooms................................   37,121,000   25,177,000   27,633,000
Food and beverage....................   19,520,000   16,364,000   15,116,000
Other (including undistributed
operating expenses and fixed
charges).............................   28,376,000   19,288,000   25,383,000
Rent to Trust........................   24,330,000   14,506,000   14,081,000
Depreciation and amortization........    5,126,000    2,072,000    3,060,000
Allocated Corporate overhead.........    1,731,000    1,001,000      950,000
                                      ------------  -----------  -----------
Total expenses.......................  116,204,000   78,408,000   86,223,000
                                      ------------  -----------  -----------
Operating income..................... $  5,419,000  $ 4,507,000  $   770,000
                                      ============  ===========  ===========
GAMING:
Revenue:
Casino...............................   14,009,000  $15,137,000  $14,861,000
Room.................................    4,682,000    4,516,000    4,305,000
Food and beverage....................    5,155,000    5,166,000    5,226,000
Other................................    5,313,000    5,506,000    5,370,000
Less promotional allowances..........   (2,230,000)  (2,344,000)  (2,257,000)
                                      ------------  -----------  -----------
Gaming revenues......................   26,929,000   27,981,000   27,505,000
                                      ------------  -----------  -----------
Expenses:
Casino...............................    6,156,000    6,308,000    6,019,000
Rooms................................    2,220,000    2,156,000    2,042,000
Food and beverage....................    4,896,000    4,514,000    4,564,000
Other (including undistributed
operating expenses and fixed
charges).............................   10,970,000   11,476,000   11,430,000
                                      ------------  -----------  -----------
Expenses of gaming operations........   24,242,000   24,454,000   24,055,000
Rent to Trust........................    2,400,000    2,400,000    2,400,000
Depreciation and amortization........      205,000      382,000      477,000
                                      ------------  -----------  -----------
Total expenses.......................   26,847,000   27,236,000   26,932,000
                                      ------------  -----------  -----------
Operating income..................... $     82,000  $   745,000  $   573,000
                                      ============  ===========  ===========

A reconciliation of the combined segment operating income to the net loss of the Corporation is as follows:



                                     Years Ended December 31,
                                     ----------------------------------------
                                         1995          1994          1993
                                     ------------  ------------  ------------

  Combined operating income .......  $  5,501,000  $  5,252,000  $  1,343,000
  Interest and other income .......       632,000        66,000       330,000
  Interest expense ................    (5,470,000)   (3,071,000)   (2,701,000)
  Corporate expenses ..............    (2,703,000)   (3,445,000)   (2,115,000)
                                     ------------  ------------  ------------
   Loss before minority interest ..  $(2,040,000)  $(1,198,000)  $(3,143,000)
                                     ============  ============  ============


Additional financial data by industry segment for the Corporation is as follows:



                                         December 31,
                           ----------------------------------------
                                1995          1994         1993
                           --------------  -----------  -----------
IDENTIFIABLE ASSETS:
Hotel....................    $103,304,000  $40,357,000  $41,712,000
Gaming...................       5,058,000    3,710,000    3,743,000
Corporate and other......      12,359,000    4,559,000    4,538,000
Total....................    $120,721,000  $48,626,000  $49,993,000
                             ============  ===========  ===========
CAPITAL EXPENDITURES:
Hotel....................    $ 42,392,000  $   421,000  $ 4,859,000
Gaming...................         191,000      221,000      220,000
Corporate and other......          72,000       29,000      126,000
Total....................    $ 42,655,000  $   671,000  $ 5,205,000
                             ============  ===========  ===========
DEPRECIATION AND
AMORTIZATION:
Hotel....................    $  5,126,000  $ 2,072,000  $ 3,060,000
Gaming...................         205,000      389,000      477,000
Corporate and other......       1,161,000      495,000       65,000
Total....................    $  6,492,000  $ 2,956,000  $ 3,602,000
                             ============  ===========  ===========

The Trust is an owner/lessor of real property and does not "operate" in different segments, and is therefore not subject to disclosure by segment. The Trust's net investment (initial cost less accumulated depreciation and provision for loss) in the two Las Vegas hotel/casinos was $20,547,000, and $21,306,000 at December 31, 1995 and 1994, respectively.

17.      Selected Quarterly Financial Information (Unaudited)


                                      Combined                              Trust                           Corporation
                        ------------------------------     ----------------------------     --------------------------------
                           1995               1994            1995              1994             1995               1994
                           ----               ----            ----              ----             ----               ----
First Quarter
   Revenue              $32,138,000        $28,338,000     $8,576,000        $5,243,000      $29,492,000         $27,823,000
   Net income (loss)        348,000           (335,000)       652,000          (154,000)        (304,000)           (181,000)
   Net income (loss)
    per share               0.17              (0.17)          0.32            (0.08)            (0.15)              (0.09)
Second Quarter
   Revenue              $37,630,000        $29,994,000     $9,448,000        $5,953,000      $34,789,000         $28,610,000
   Net income (loss)        978,000            933,000        560,000           288,000          418,000             645,000
   Net income (loss)
    per share               0.49               0.46           0.28             0.14              0.21                0.32
Third Quarter
   Revenue              $42,379,000        $29,666,000    $11,751,000        $5,737,000      $39,007,000         $28,809,000
   Net income (loss)      3,469,000(2)      (2,715,000)     3,479,000(3)     (2,313,000)         (10,000)           (402,000)
   Net income (loss)
    per share               0.58              (1.34)          0.58            (1.14)            (0.00)              (0.20)
Fourth Quarter
   Revenue              $49,569,000        $25,999,000    $14,248,000        $4,738,000      $45,896,000         $25,720,000
   Net income (loss)      4,175,000         (2,546,000)     6,018,000        (1,286,000)      (1,843,000)(1)      (1,260,000)(1)
   Net income (loss)
    per share               0.54              (1.26)           0.77            (0.64)           (0.23)              (0.62)

-----------------------
(1) During the quarter ended March 31, 1995, the Trust recorded an extraordinary gain of $363,000 (net of minority interest of $921,000) relating to extinguishment of debt (see Note 3).

(2) During the quarter ended September 30, 1995, the Trust recorded an extraordinary loss of $2,518,000 (net of minority interest of $1,084,000) related to the extinguishment of debt under the 1995 Credit Agreement which was terminated during the year (see Note 3).

(3) During the quarter ended September 30, 1994, the Trust recorded a provision for investment losses of $759,000 (see Note 1) and the Trust and the Corporation each recorded a provision of $1,324,000 for expenses related to the settlement of shareholder litigation (see Note 13).

18.  Pro Forma Financial Information

       Due to the impact of the Reorganization of the Companies and other transactions in 1995, the following pro forma statements of operations are presented to supplement the historical statements of operations. These pro forma statements reflect the Reorganization, the Offering and certain property acquisitions, including the acquisition of the Doral Inn in New York, the Terrace Garden Inn and Lenox Inn in Atlanta, Georgia, and the Holiday Inn in Beltsville, Maryland as if they occurred on January 1, 1994:




                                   Year Ended December 31, 1995
                             ----------------------------------------
                                Trust     Corporation     Combined
                             -----------  ------------  -------------
Revenues                     $57,578,000  $193,502,000   $206,034,000
Net income (loss)            $24,753,000  $ (4,836,000)  $ 19,917,000
Net income (loss) per share     $1.79        $(0.35)        $1.44


                                    Year End December 31, 1994
                             ----------------------------------------
                                Trust     Corporation     Combined
                             -----------  ------------  -------------
Revenues                     $50,203,000  $190,522,000   $202,053,000
Net income (loss)            $19,277,000  $ (4,694,000)  $ 14,583,000
Net income (loss) per share     $1.40        $(0.34)        $1.06

19.  Subsequent events

     On January 4, 1996, the Companies completed the purchase of the Grand Hotel, a 263-room luxury hotel, located in Washington, D.C., for an additional $13.5 million. The Company had purchased the mortgage interest in September 1995 for $19.5 million.

     On January 17, 1996, the Trust had entered into interest rate hedging agreements known as Treasury locks, which have the effect of fixing the base rate for the Trust to issue debt until October 1996 with a principal amount of $100 million and a term to maturity of seven years. The effect of these agreements is to fix the base rate at 5.7 percent and thus eliminate exposure to fluctuations in seven-year interest rates.

     On January 24, 1996, the Companies completed the acquisition of the 960-room Boston Park Plaza Hotel Complex in Boston, Massachusetts. The Companies formed the Starwood Saunders Partnership (the "Partnership") with Donald L. Saunders of Saunders Real Estate Corporation. The Trust contributed approximately $41.6 million in exchange for a 58 percent interest in the Partnership, while Mr. Saunders contributed his existing interest in the asset for the remaining 42 percent interest in the Partnership.

     On February 26, 1996, the Companies acquired a debt interest for $21 million and entered into an agreement to purchase the equity interest in the 251-room Doubletree Guest Suites Hotel and the 175-room Days Inn, both located at the Philadelphia Airport in Philadelphia, PA.

SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 1995

                                                                                                         Costs
                                                                                                      Subsequent to
                                                       Initial Cost to Company                         Acquisition
                                                    -----------------------------             ------------------------------
STARWOOD LODGING TRUST                                                                                              (1)
                                                                     Building and                               Building and
Description                                             Land         Improvements                Land           Improvements
---------------------------------------             -----------      ------------             ---------         ------------
HOTEL ASSETS:
Embassy Suites - Phoenix, AZ                         $2,889,000       $11,658,000                                  $610,000
Embassy  Suites - Tempe, AZ                           1,000,000        14,458,000
Plaza Hotel - Tucson, AZ (2)                            898,000         3,809,000                                   105,000
Doubletree Hotel - Rancho Bernardo, CA                1,256,000         6,275,000
Vagabond Inn - Rosemead, CA                             700,000         2,100,000
Vagabond Inn - Sacramento, CA                           700,000         3,200,000
Vagabond Inn - Woodland Hills, CA                     1,200,000         3,200,000
Hilton Inn - Gainesville, FL                          1,002,000         3,759,000                                 1,624,000
Holiday Inn - Albany, GA                                796,000         4,980,000                                   189,000
Lenox Hill Inn - Atlanta, GA                          4,383,000         4,197,000
Sheraton Colony Square Hotel - Atlanta,
  GA                                                  2,000,000        25,285,000
Terrace Garden Inn - Atlanta, GA                      5,875,000        19,944,000                                    (1,000)
Best Western Riverfront Inn - Savannah,
  GA                                                    431,000         3,745,000                                   237,000
Harvey Wichita - Wichita, KS                            341,000         3,571,000
French Quarter Suites - Lexington, KY                 1,237,000        10,176,000
Calverton Holiday Inn - Beltsville, MD                1,636,000         8,489,000
Bay Valley Hotel - Bay City, MI                       2,500,000         5,472,000                 1,000           1,212,000
Omni Chapel Hill Hotel - Chapel Hill, NC                500,000         8,920,000
Bourbon Street Hotel and Casino -
  Las Vegas, NV                                       8,435,000         8,668,000                                 5,548,000
King 8 Hotel and Casino - Las Vegas, NV               5,396,000        13,579,000                                 1,957,000
Best Western Airport Inn -
  Albuquerque, NM (3)                                   285,000         4,880,000                                    25,000
Best Western Mesilla Valley Inn -
Las Cruces, NM                                        1,150,000         3,295,000              (290,000)             44,000
Doral Inn - New York, NY                              3,112,000
Columbus Best Western - Columbus, OH                    854,000         2,300,000                                   120,000
Days Inn - Portland, OR                               1,900,000         3,768,000               120,000             302,000
Riverside Inn - Portland, OR                          1,300,000         3,375,000               120,000             236,000
Park Central - Dallas, TX                             3,814,000         8,018,000             1,829,000             621,000
Best Western Airport Inn - El Paso, TX                1,400,000         3,409,000                                   108,000
Residence Inn - Tysons Corner, VA                     1,418,000         4,119,000                                   457,000
Days Inn Town Center - Seattle, WA                      250,000         1,483,000                                    41,000
Meany Tower Hotel - Seattle, WA (3)                   1,700,000         6,270,000               120,000             244,000
Sixth Avenue Inn - Seattle, WA                        1,150,000         1,570,000                                    40,000
Tyee Inn - Tumwater, WA (3)                           1,008,000         1,562,000               (63,000)          1,053,000
Capitol Hill Suites - Washington, D.C.                1,276,000         6,868,000
                                                    -----------      ------------             ---------         -----------
                                                    $63,792,000      $216,402,000             1,837,000         $14,772,000
                                                    -----------      ------------             ---------         -----------




SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 1995

                                                       Gross Amount
                                                        Book Value
                                                   at December 31, 1995               (4)
                                              ------------------------------
STARWOOD LODGING TRUST                           (1)                             Accumulated
                                                             Building and      Depreciation &       Year of        Date
Description                                     Land         Improvement        Amortization     Construction    Acquired       Life
---------------------------------------        ----------    ------------      --------------    ------------    --------       ----
HOTEL ASSETS:
Embassy Suites - Phoenix, AZ                   $2,889,000     $12,268,000        $4,040,000          1981        12/13/83        35
Embassy  Suites - Tempe, AZ                     1,000,000      14,458,000           409,000          1984        07/25/95        35
Plaza Hotel - Tucson, AZ (2)                      898,000       3,914,000         1,023,000          1971        09/16/86        35
Doubletree Hotel - Rancho Bernardo, CA          1,256,000       6,275,000           443,000          1988        01/01/95        35
Vagabond Inn - Rosemead, CA                       700,000       2,100,000           555,000          1974        09/16/86        35
Vagabond Inn - Sacramento, CA                     700,000       3,200,000           797,000          1975        09/16/86        35
Vagabond Inn - Woodland Hills, CA               1,200,000       3,200,000           797,000          1973        09/16/86        35
Hilton Inn - Gainesville, FL                    1,002,000       5,383,000         1,311,000          1974        11/24/86        35
Holiday Inn - Albany, GA                          796,000       5,169,000           957,000          1989        06/08/89        35
Lenox Hill Inn - Atlanta, GA                    4,383,000       4,197,000            35,000          1965        10/31/95        35
Sheraton Colony Square Hotel - Atlanta,
  GA                                            2,000,000      25,285,000           913,000          1973        07/18/95        35
Terrace Garden Inn - Atlanta, GA                5,875,000      19,943,000           168,000          1975        10/31/95        35
Best Western Riverfront Inn - Savannah,
  GA                                              431,000       3,982,000         1,802,000          1971        12/11/86        35
Harvey Wichita - Wichita, KS                      341,000       3,571,000           233,000          1974        01/01/95        35
French Quarter Suites - Lexington, KY           1,237,000      10,176,000           652,000          1989        01/01/95        35
Calverton Holiday Inn - Beltsville, MD          1,636,000       8,489,000                            1987        11/30/95        35
Bay Valley Hotel - Bay City, MI                 2,501,000       6,684,000         2,195,000          1973        05/10/84        35
Omni Chapel Hill Hotel - Chapel Hill, NC          500,000       8,920,000           475,000          1981        04/07/95        35
Bourbon Street Hotel and Casino -
  Las Vegas, NV                                 8,435,000      14,216,000        14,057,000        1964/1975     02/01/88        35
King 8 Hotel and Casino - Las Vegas, NV         5,396,000      15,536,000         8,480,000        1974/1979     02/01/88        35
Best Western Airport Inn -
  Albuquerque, NM (3)                             285,000       4,905,000         1,296,000          1980        09/16/86        35
Best Western Mesilla Valley Inn -
Las Cruces, NM                                    860,000       3,339,000           927,000          1974        09/16/86        35
Doral Inn - New York, NY                        3,112,000                                            1927        09/20/95        35
Columbus Best Western - Columbus, OH              854,000       2,420,000           264,000          1971        01/24/92        35
Days Inn - Portland, OR                         2,020,000       4,070,000         1,015,000          1962        09/16/86        35
Riverside Inn - Portland, OR                    1,420,000       3,611,000           913,000          1964        09/16/86        35
Park Central - Dallas, TX                       5,643,000       8,639,000         4,076,000          1972        09/09/88        35
Best Western Airport Inn - El Paso, TX          1,400,000       3,517,000           915,000          1974        09/16/86        35
Residence Inn - Tysons Corner, VA               1,418,000       4,576,000         1,458,000          1984        07/01/84        35
Days Inn Town Center - Seattle, WA                250,000       1,524,000         1,353,000          1957        09/16/86        13
Meany Tower Hotel - Seattle, WA (3)             1,820,000       6,514,000         1,676,000          1932        09/16/86        35
Sixth Avenue Inn - Seattle, WA                  1,150,000       1,610,000         1,283,000          1959        09/16/86        13
Tyee Inn - Tumwater, WA (3)                       945,000       2,615,000           602,000          1961        02/17/87        35
Capitol Hill Suites - Washington, D.C.          1,276,000       6,868,000           392,000          1955        01/01/95        35
                                              -----------    ------------       -----------
                                              $65,629,000    $231,174,000       $55,512,000
                                              -----------
          Land                                                 65,629,000    1,864,000
          Furniture, Fixtures & Equipment                       8,834,000    6,651,000
                                                             ------------  -----------
          Total hotels and land under lease                  $305,637,000  $64,027,000
                                                             ============  ===========

                                  (Continued)

(1) As of December 31, 1995, real estate and furniture, fixtures and equipment have a cost for federal income tax purposes which reasonably approximates their carrying value.
(2) Land cost includes costs allocated to leasehold interest in land of $548,000 at the Tucson property.
(3) Land costs represent costs allocated to leasehold interest in land.
(4) Includes reserve for losses discussed in Notes 1 and 3 of Notes to the Financial Statements.

REAL ESTATE AND ACCUMULATED DEPRECIATION - TRUST

A reconciliation of the Trust's investment in real estate, furniture and fixtures and related accumulated depreciation is as follows:



                                                              Year Ended
                                                             December 31,
                                              1995               1994               1993
                                          ------------       ------------       ------------
REAL ESTATE AND FURNITURE,
 FIXTURES AND EQUIPMENT
Balance at beginning of period            $188,608,000       $224,170,000       $246,356,000
Additions during period:
 Acquisitions                              100,749,000
 Contributed properties                     30,642,000
 Improvements                                4,660,000          2,270,000          1,372,000
Step-up in Basis                                                                     899,000
Deductions during period:
 Sales of properties                                          (37,832,000)       (24,457,000)
 Transfer of property to the
  Operating Partnership                   (19,022,000)
                                          ============       ============       ============
Balance at end of period                   305,637,000        188,608,000        224,170,000
                                          ============       ============       ============
ACCUMULATED DEPRECIATION:
Balance at beginning of period             $71,899,000        $94,252,000       $105,338,000
Additions during period:
 Depreciation expense                        7,674,000          5,205,000          5,630,000
 Contributed properties                        890,000
Deductions during period:
 Sale of properties                                           (27,997,000)       (19,085,000)
 Transfer of properties                    (16,436,000)
Provision for investment losses:
 St. Louis, MO                                                                       858,000(1)(2)
 Dallas, TX                                                                          459,000(2)
 Jacksonville, FL                                                 389,000(2)         272,000(2)
 Savannah, GA                                                                        300,000(2)
 New Port Richey, FL                                                                 200,000(1)(2)
 Brunswick, GA                                                                       150,000(1)(2)
 Fayetteville, NC                                                  50,000(2)         100,000(1)(2)
 Rosemead, CA                                                                         30,000(2)
                                          ------------       ------------       ------------
                                                                  439,000          2,369,000
                                          ------------       ------------       ------------
Balance at end of period                  $ 64,027,000       $ 71,899,000       $ 94,252,000
                                          ============       ============       ============

(1) Provision for loss was recorded primarily as a result of all cash offers to sell hotels, previously identified for sale, at amounts lower than their current net book values.
(2) Provision for loss was recorded as a result of the difference between NBV of properties which had been identified for sale and their estimated fair value.

                                  (Continued)

SCHEDULE III (Continued)
REAL ESTATE AND ACCUMULATED DEPRECIATION - CORPORATION
DECEMBER 31, 1995



                                                                                           Costs
                                                                                        Subsequent to
                                                    Initial Cost to Company              Acquisition
                                                 -----------------------------    ------------------------
STARWOOD LODGING CORPORATION
                                                                Building and                 Building and
Description                                         Land        Improvements       Land      Improvements
-------------------------------------------      ----------     ------------      -------    -------------
HOTEL ASSETS:
Embassy Suites - Phoenix, AZ                                                                   $  45,000
Plaza Hotel - Tucson, AZ                (3)         595,000                       383,000
Hilton Inn - Gainesville, FL                                                                      39,000
Holiday Inn - Albany, GA                                                                          64,000
Best Western Riverfront - Savannah, GA                                                            47,000
Bay Valley Hotel - Bay City, MI                                                                  179,000
Best Western Airport Inn -
 Albuquerque, NM                        (3)         325,000                        47,000
Best Western Mesilla Valley Inn -
 Las Cruces, NM                                                                   252,000
Doral Inn - New York, NY                                         33,948,000
Columbus Best Western - Columbus, OH                                                5,000         61,000
Days Inn - Portland, OR                 (3)       2,185,000                                       78,000
Riverside Inn - Portland, OR            (3)       2,123,000          87,000         1,000         25,000
Best Western Airport Inn - El Paso, TX                                                            18,000
Residence Inn - Tysons Corner, VA                                                                 33,000
Days Inn Town Center - Seattle, WA      (3)         429,000           4,000                      204,000
Meany Tower Hotel - Seattle, WA         (3)       3,437,000         302,000                       66,000
Sixth Avenue Inn - Seattle, WA          (3)       1,515,000          24,000                      118,000
Marriott Hotel - Milwaukee, WI          (3)       2,500,000      17,422,000                    3,585,000
                                                 ----------      ----------       -------      ---------
                                                 13,109,000      51,787,000       688,000      4,562,000
                                                 ----------      ----------       -------      ---------

--------------------------------------------------------------------------------------------------------------------------------

                                                       Gross Amount
                                                        Book Value
                                                   at December 31, 1995
                                                 ---------------------------         (2)
STARWOOD LODGING CORPORATION                        (1)             (1)           Accumulated
                                                               Building and     Depreciation &      Year of        Date
Description                                         Land       Improvements      Amortization     Construction   Acquired   Life
--------------------------------------------     ----------    -------------    --------------    ------------   --------   ----
HOTEL ASSETS:
Embassy Suites - Phoenix, AZ                                    $   45,000             9,000          1981       12/13/83    35
Plaza Hotel - Tucson, AZ                (3)         978,000                          214,000          1971       09/16/86    35
Hilton Inn - Gainesville, FL                                        39,000            14,000          1974       09/16/86    35
Holiday Inn - Albany, GA                                            64,000             8,000          1989       06/08/89    35
Best Western Riverfront - Savannah, GA                              47,000             3,000          1971       12/11/86    35
Bay Valley Hotel - Bay City, MI                                    179,000            30,000          1973       05/10/84    35
Best Western Airport Inn -
 Albuquerque, NM                        (3)         372,000                           92,000          1980       09/16/86    35
Best Western Mesilla Valley Inn -
 Las Cruces, NM                                     252,000                           33,000          1974       09/16/86    35
Doral Inn - New York, NY                                        33,948,000                            1927       09/20/95    35
Columbus  Best Western - Columbus, OH                 5,000         61,000             6,000          1971       01/24/92    35
Days Inn - Portland, OR                 (3)       2,185,000         78,000            17,000          1962       09/16/86    35
Riverside Inn - Portland, OR            (3)       2,124,000        112,000            36,000          1964       09/16/86    35
Best Western Airport Inn - El Paso, TX                              18,000             3,000          1974       09/16/86    35
Residence Inn - Tysons Corner, VA                                   33,000            10,000          1984       07/01/84    35
Days Inn Town Center - Seattle, WA      (3)         429,000        208,000            45,000          1957       09/16/86    13
Meany Tower Hotel - Seattle, WA         (3)       3,437,000        368,000           108,000          1932       09/16/86    35
Sixth Avenue Inn - Seattle, WA          (3)       1,515,000        142,000            31,000          1959       09/16/86    13
Marriott Hotel - Milwaukee, WI          (3)       2,500,000     21,007,000         2,795,000          1972
                                                 ----------     ----------         ---------
                                                 13,797,000     56,349,000         3,454,000
                                                 ----------     ----------


           Land                               13,797,000
           Furniture, Fixtures & Equipment    64,576,000   35,920,000
                                            ------------  -----------
                                            $134,722,000  $39,374,000
                                            ============  ===========


(1) As of December 31, 1995, real estate and furniture, fixtures, and equipment have a cost for federal income tax purposes which reasonably approximates their carrying value.
(2) Includes reserve for losses discussed in Notes 1 and 3 of Notes to the Financial Statements.
(3) Land costs represent costs allocated to leasehold interest in land.


                                  (Continued)

REAL ESTATE AND ACCUMULATED DEPRECIATION - CORPORATION

A reconciliation of the Corporation's investment in real estate, furniture and fixtures and related accumulated depreciation is as follows:




                                                     Year Ended December 31,
                                           1995                 1994                 1993
                                       ------------          -----------          -----------
REAL ESTATE AND FURNITURE
  AND FIXTURES:
Balance at beginning of period          $51,741,000          $54,790,000          $51,972,000
  Additions during period:
  Acquisitions                           38,396,000
  Contributed properties                  4,459,000
  Improvements                           21,104,000              671,000            5,205,000
  Transfers                              19,022,000
Deductions during period:
  Reclassification                                                                    388,000
  Sales of properties                                         (3,720,000)          (2,775,000)
                                       ------------          -----------          -----------
Balance at end of year                 $134,722,000          $51,741,000          $54,790,000
                                       ============          ===========          ===========
ACCUMULATED DEPRECIATION:
Balance at beginning of year            $17,266,000          $17,459,000          $15,413,000
Additions -
  Depreciation expense                    5,269,000            2,956,000            3,602,000
  Transfers                              16,436,000
  Contributed properties                    403,000
Deductions -
  Sales of properties                                         (3,149,000)          (1,842,000)
  Reclassifications                                                                   286,000
                                       ------------          -----------          -----------
Balance at end of period                 39,374,000           17,266,000           17,459,000
                                       ============          ===========          ===========

                                  (Concluded)

SCHEDULE IV
MORTGAGE LOANS ON REAL ESTATE
DECEMBER 31, 1995



                                                                                                                      Principal
                                                                                                                       amount
                                                                                                                      of loans
                                                                                                                     subject to
STARWOOD LODGING TRUST                                                                    Face         Carrying      delinquent
                                      Interest   Final          Periodic        Prior   Amount of      Amount of    principal or
Description                             Rate    Maturity        Payment         Liens   Mortgages    Mortgages(1)     interest
----------------------------          --------  -------- ---------------------  -----   ---------    ------------   -------------
First Mortgages:
Vagabond Inns - Modesto, CA             10.00%   1996                    (2)      no    $1,995,000   $1,161,000
Vantage Hotel - Tucker, GA               9.00%   1998        16,700      (3)      no     1,985,000    1,928,000
Sheraton - New Port Richey,
  FL and Holiday Inn -
  Brunswick, GA                         9.25%    2001        26,200      (4)      no     3,070,000    3,022,000
Ramada Inn - Fayetteville, NC           9.00%    2006         9,100      (5)      no       800,000      761,000
Holiday Inn - Jacksonville, FL          9.00%    2001        18,500      (6)      no     2,300,000    2,284,000
Ramada Suites - Secaucus, NJ             (21)    1999    Adjustable      (8)      no    13,813,000    8,630,000
Bristol Suites - Dallas, TX             8.00%    2002       517,800    (9)(18)    no    18,000,000   11,713,000
Harvey DFW Airport Hotel -
  Dallas, TX                            8.00%    2002       805,500    (9)(19)    no    28,000,000   18,218,000
Harvey Hotel, Addison -
  Dallas, TX                            8.00%    2002       431,500  (9)(20)(22)  no    15,000,000    7,331,000
Quality Inn - Atlantic
  City, NJ                       80% of prime    2010    Adjustable     (10)      no    10,000,000    4,179,000
The Grand - Washington, D.C.             (11)    2000    Adjustable     (11)      no    22,930,000   19,769,000

Second Mortgages:
Viscount Hotel - Dallas, TX             8.72%    2017         2,800      (7)      yes      264,000      231,000
Bristol Suites - Dallas, TX        Prin. Only    2002         4,800   (12)(23)    yes      190,000
Harvey DFW Airport Hotel -
  Dallas, TX                       Prin. Only    2002         1,800   (13)(23)    yes       73,000
Harvey Hotel, Addison -
  Dallas, TX                       Prin. Only    2002         1,900   (14)(23)    yes      100,000
Quality Inn - Atlantic City,
  NJ (SCA Loan)                         7.00%    1996         6,700     (15)      yes    1,350,000      134,000

Third Mortgages:
Quality Inn - Atlantic City,
  NJ (Guerra Loan)                 1% + Prime    1996    Adjustable     (16)      yes    1,335,000

Fourth Mortgages:
Quality Inn - Atlantic City, NJ
  (Marshall Loan)                  1% + Prime    1997    Adjustable     (17)      yes      225,000

Allowance for loan losses                                                                              (100,000)
                                                                                      ------------  -----------
                                                                                      $121,430,000  $79,261,000
                                                                                      ============  ===========
Intercompany Mortgage Loans
---------------------------
First Mortgages:
Milwaukee Marriott - Milwaukee,
  WI (Aetna)                            10.5%    1996                   (24)      no   $10,000,000   $9,495,000
Milwaukee Marriott -
  Milwaukee, WI
  (Aetna Addition)                               1996                   (24)      yes                   260,000
Doral Inn - New York, NY                 9.5%    2006                   (25)      no    40,250,000   40,250,000

Third Mortgages:
Milwaukee Marriott -
  Milwaukee, WI                         10.5%    1996                   (24)      yes    1,000,000    1,000,000

Fourth Mortgages:
Milwaukee Marriott -
  Milwaukee, WI                         10.5%    1996                   (24)      yes   12,667,000   17,481,000
                                                                                      ------------  -----------
                                                                                      $ 63,917,000  $68,486,000
                                                                                      ============  ===========

                                  (Continued)

(1) As of December 31, 1995 the aggregate cost (before allowance for loan losses) for federal income tax purposes is not significantly different from that used for book purposes.
(2) The note provides for monthly payments of interest plus additional annual payments based on a percentage of the hotel's sales, a portion of which is applied to principal.
(3) Principal and interest due monthly based on a 25-year amortization schedule with unpaid principal of $1,857,000 due in June 1998.
(4) Principal and interest due monthly based on a 25-year amortization schedule with unpaid principal of $2,761,000 due in August 2001.
(5) Principal and interest due monthly based on a 12-year amortization schedule with unpaid principal of $9,000 due in December 2006.
(6) Principal and interest due monthly based on a 30-year amortization schedule with unpaid principal of $2,156,000 due in December 2001.
(7) Principal and Interest, plus contingent interest of 4% of hotel room sales, due monthly based on a 40 year amortization schedule. Note fully amortized.
(8) Principal and interest due monthly. Principal amount adjusts annually based on note schedule. Note carry amount net of $3,698,000 discount.
(9) Principal and interest due quarterly based on note schedule.
(10) Principal and interest due monthly based on note schedule. Note carrying amount net of $4,254,000 discount.
(11) Step rate note. Rate increases based on note schedule. At December 31, 1995, the rate was 4%.
     Note carrying amount net of $3,160,000 discount.
(12) Forty equal principal payments of $237,500 each of which the Realty Partnership has a 2% interest.
     Note carrying amount net of $152,000 allowance.
(13) Forty equal principal payments of $90,000 each of which the Realty Partnership has a 2% interest.
     Note carrying amount net of $58,000 allowance.
(14) Forty equal principal payments of $125,125 each of which the Realty Partnership has a 2% interest.
     Note carrying amount net of $70,000 allowance.
(15) Interest only, payable monthly. Note carrying amount net of $975,000 allowance.
(16) Interest only, payable monthly. Note carrying amount net of $1,444,000 allowance.
(17) Principal and interest payable monthly based on note schedule. Note carrying amount net of $213,000 allowance.
(18) Note carrying amount net of $4,349,000 discount.
(19) Note carrying amount net of $6,783,000 discount.
(20) Note carrying amount net of $2,710,000 discount.
(21) Libor plus 1.25% or prime at borrower's option.
(22) A 25% participation on both the first and second mortgages has been sold to a third party.
(23) The face amount represents the Realty
     Partnership's 2% interest in the mortgage loan.
     The remaining payment amounts are passed through to participants.
(24) Principal and interest due June 30, 1996.
(25) One hundred thirty-two equal installments of interest only. Principal and all accrued and unpaid interest due October 1, 2006.

                                  (Continued)

RECONCILIATION OF MORTGAGE LOANS


                                             Year Ended December 31,
                                       1995           1994             1993
                                   -----------     -----------      -----------


Balance at beginning of period     $14,049,000     $11,642,000      $10,010,000

Additions -
  New mortgage loans                71,779,000       6,270,000        1,985,000
  Amortization of discount           3,285,000

Deductions -
  Principal repayments              (6,940,000)     (2,382,000)        (353,000)
  Allowance for loan loss           (2,912,000)       (320,000)
  Discount for pre-payment                             (55,000)(1)
  Proceeds from foreclosure sale                    (1,106,000)(2)
                                   -----------     -----------      -----------
Balance at end of period           $79,261,000     $14,049,000      $11,642,000
                                   ===========     ===========      ===========


Intercompany Mortgage Loans
---------------------------

                                              Year Ended December 31,
                                        1995           1994            1993
                                    -----------     -----------     -----------
Balance at beginning of period      $16,916,000     $15,185,000     $12,667,000

Additions -
  New mortgage loans                 50,073,000                       1,000,000
  Amortization of discount
  Other - accrued interest (3)        2,010,000       1,731,000       1,518,000

Deductions -
  Principal repayments              $  (513,000)
  Allowance for loan loss
  Discount for pre-payment
  Proceeds from foreclosure sale
                                    -----------     -----------     -----------
Balance at end of period            $68,486,000     $16,916,000     $15,185,000
                                    ===========     ===========     ===========

------------------
(1) In 1994, the Trust discounted the note on the Spartanburg, South Carolina property as consideration for the early payoff of the note.
(2)  In 1994, the Trust foreclosed on the Merrimack, New Hampshire property.
(3) Per mortgage loan agreement, the borrower is not required to pay monthly interest if the cash flows are insufficient. Thus, the Trust has accrued interest on the notes.







                                  (Concluded)

                                 EXHIBIT INDEX


Exhibit No.                                      Description of Exhibit                                                     Page
    3.1       Amended and Restated Declaration of Trust of the Trust dated June 6, 1988, as amended (incorporated by reference to Exhibit 3A to the Trust's and the Corporation's Joint Current Report on Form 8-K dated
              January 31, 1995) .........................................................................................

    3.2       Amendment and Restatement of Articles of Incorporation of the Corporation (incorporated by reference to
              Exhibit 3B to the Trust's and the Corporation's Joint Current Report on Form 8-K dated January 31, 1995) ..

    3.3       Trustees' Regulations of the Trust, as amended (incorporated by reference to Exhibit 3.3 to the Trust's and the Corporation's Joint Annual Report on Form 10-K for the year ended December 31, 1994
              (the "1994 Form 10-K")) ...................................................................................

    3.4       By-laws of the Corporation, as amended (incorporated by reference to Exhibit 3.4 to the 1994 Form 10-K) ...

    4.1       Pairing Agreement dated June 25, 1986, between the Trust and the Corporation, as amended (incorporated by reference to Exhibit 4.1 to the 1994 Form 10-K) ........................................................

    4.2       Amendment No. 1 to the Pairing Agreement dated as of February 1, 1995 between the Trust and the Corporation ...........................................................................................

    4.3       Form of Warrant Agreement dated as of September 16, 1986, between the Trust and City National Bank ("CNB")
              (incorporated by reference to Exhibit 4.3 to the Trust's and the Corporation's Registration Statement on
              Form S-4 (the "S-4 Registration Statement") filed with the Securities and Exchange Commission (the "SEC")
              on August 1, 1986 (Registration No. 33-7694)) .............................................................

    4.4       Form of Warrant Agreement dated as of September 16, 1986, between the Corporation and CNB (incorporated by reference to Exhibit 4.3A to the S-4 Registration Statement) ..............................................

   10.1       Incentive and Non-Qualified Share Option Plan (1986) of the Trust (incorporated by reference to
              Exhibit 10.8 to the Trust and the Corporation's Joint Annual Report on Form 10-K for the year ended
              August 31, 1986 (the "1986 Form 10-K")).3 .................................................................

   10.2       Corporation Stock Non-Qualified Stock Option Plan (1986) of the Trust (incorporated by reference to
              Exhibit 10.9 to the 1986 Form 10-K).2 .....................................................................

   10.3       Stock Option Plan (1986) of the Corporation (incorporated by reference to Exhibit 10.10 to the
              1986 Form 10-K).2 .........................................................................................

   10.4       Trust Shares Option Plan (1986) of the Corporation (incorporated by reference to Exhibit 10.11 to the 1986 Form 10-K).2 ..................................................................................

   10.5       1995 Share Option Plan of the Corporation.2 ...............................................................

   10.6       1995 Share Option Plan of the Trust.2 .....................................................................

   10.7       Form of Indemnification Agreement and Amendment No. 1 to Indemnification Agreement between the Trust and each of Messrs. Barry S. Sternlicht, Jeffrey C. Lapin, Jonathan Eilian, Michael W. Mooney,
              Bruce M. Ford, Madison F. Grose, Bruce W. Duncan, Steven R. Quazzo, William E. Simms,
              Daniel H. Stern and Ronald C. Brown.2 .....................................................................

   10.8       Form of Indemnification Agreement and Amendment No. 1 to Indemnification Agreement between the
              Corporation and each of Messrs. Earle F. Jones, Kevin E. Mallory, Bruce M. Ford, Steven R. Goldman,
              Graeme W. Henderson, Barry S. Sternlicht, Jean-Marc Chapus, Jonathan Eilian, Michael A. Leven,
              Daniel W. Yih and Alan M. Schnaid.2 ......................................................................

   10.9       Form of Indemnification Agreement dated as of February 3, 1992, between the Corporation and each of Messrs.
              Ronald A. Young, Graeme W. Henderson, Bruce M. Ford, Earle M. Jones and William H. Ling (incorporated by reference to Exhibit 10.30 to the Trust's and the Corporation's Joint Annual Report on Form 10-K for the
              year ended December 31, 1991).2 ...........................................................................



__________________________________

     2   Management contract or compensatory plan or arrangement required to be filed as an exhibit hereto pursuant to Item 14(c) of Form 10-K.

                                 EXHIBIT INDEX


Exhibit No.                                      Description of Exhibit                                                     Page
   10.10      Executive Employment Agreement dated as of January 31, 1995, between the Trust and Jeffrey C. Lapin
              (incorporated by reference to Exhibit 10.12 to the 1994 Form 10-K).2 .....................................

   10.11      Form of Amended and Restated Lease Agreement entered into as of January 1, 1993, between the Trust as Lessor and the Corporation (or a subsidiary) as Lessee (incorporated by reference to Exhibit 10.19 to the Trust's and the Corporation's Joint Annual Report on Form 10-K for the year ended
              December 31, 1992)........................................................................................

   10.12      Exchange Rights Agreement dated as of January 1, 1995 among the Trust, the Corporation, the Realty
              Partnership, the Operating Partnership and the Starwood Partners (incorporated by reference to
              Exhibit 2B to the Trust's and the Corporation's Joint Current Report on Form 8-K dated January 31, 1995)..

   10.13      Registration Rights Agreement dated as of January 1, 1995 among the Trust, the Corporation and Starwood
              Capital (incorporated by reference to Exhibit 2C to the Trust's and the Corporation's Joint Current
              Report on Form 8-K dated January 31, 1995)................................................................

   10.14      Amended and Restated Limited Partnership Agreement for the Realty Partnership among the Trust and the Starwood Partners dated as of December 15, 1994 (incorporated by reference to Exhibit 10.21 to the Trust's and the Corporation's Registration Statement on Form S-2 filed with the Securities and Exchange Commission (Registration Nos. 33-59155 and 33-59155-01) (the "S-2 Registration
              Statement")) .............................................................................................

   10.15      Amended and Restated Limited Partnership Agreement for the Operating Partnership among the Corporation and the Starwood Partners dated as of December 15, 1994 (incorporated by reference to Exhibit 10.22 to the S-2 Registration Statement) .......................................................................

   10.16      Mortgage Loan Funding Facility Agreement, dated as of July 25, 1995, among the Realty Partnership and SLT Realty Company, LLC, as the borrower, and Lehman Commercial Paper, Inc., as lender, together with Amendment No. 1 thereto, dated as of October 30, 1995 ...............................................

   10.17      Collateral Substitution Agreement, dated as of January 4, 1996, between the Realty Partnership and
              SLT Realty Company, LLC, as borrower, and Lehman Commercial Paper, Inc., as lender .......................

   10.18      Amended and Restated Line of Credit Agreement, dated as of October 25, 1995, among the Trust and the Realty Partnership, as borrower, and Bankers Trust Company, as collateral agent, and Lehman
              Brothers Holdings, Inc., d/b/a Lehman Capital, a division of Lehman Brothers Holdings, Inc., individually and as agent, together with First Amendment thereto, dated as of January 3, 1996 and effective as of October 25, 1995 .....................................................................

   10.19      Form of Amendment No. 1 to Formation Agreement among the Trust, the Corporation and the Starwood Partners
              (incorporated by reference to Exhibit 10.23 to the S-2 Registration Statement) ...........................

   10.20      Form of Westin/HOT Agreement among W&S Hotel L.L.C., W&S Hotel Holding Corp., Westin Hotel Company,
              the Realty Partnership, the Operating Partnership, WHWE L.L.C. and Woodstar Limited Partnership
              (incorporated by reference to Exhibit 10.24 to the S-2 Registration Statement) ...........................

   21.        Subsidiaries of the Corporation.

                 SLC Operating Limited Partnership
                 Hotel Investors of Arizona, Inc.
                 Hotel Investors of Nebraska, Inc.
                 Hotel Investors of Michigan, Inc.
                 Hotel Investors of Missouri, Inc.
                 Hotel Investors Corporation of Nevada
                 Hotel Investors of Virginia, Inc.
                 Columbus Operators, Inc.
                 Lyntex Properties, Inc.
                 Western Host, Inc.

              Subsidiaries of the Trust.

                 SLT Realty Limited Partnership
                 Starlex Company LLC
                 SLT Realty Company LLC

   23.        Consent of Independent Accountants.

   27.1       Financial Data Schedule for Starwood Lodging Corporation.

   27.2       Financial Data Schedule for Starwood Lodging Trust.



__________________________________

     2   Management contract or compensatory plan or arrangement required to be filed as an exhibit hereto pursuant to Item 14(c) of Form 10-K.