Form 10-K/A
period 1995-12-31
STARWOOD LODGING TRUST; STARWOOD LODGING CORP
filed 1996-03-29
CIK 48595, 316206

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

                 The following table sets forth the 1995, 1994, and 1993 average occupancy, room rates, revenue per available room ("REVPAR") and certain other information concerning the hotels owned by the Trust as of December 31, 1995:

                                                                                        Years Ended December 31,
                                      Year Constructed/                                 ------------------------
 Property                             Year Acquired (1)       Property Description        1995    1994    1993
 --------                             -----------------       --------------------        ----    ----    ----
                                                                                            Average Occupancy
                                                                                            -----------------
                                                                                                  Rate
                                                                                                  ----
 ARIZONA

 Embassy Suites
   Phoenix, Arizona                       1981/1983       227 suites, restaurant,          80%    76%     72%
                                                          lounge and meeting
                                                          facilities

 Embassy Suites                           1984/1995       224 suites, restaurant,          80%    83%     82%
   Tempe, Arizona                                         lounge and meeting
                                                          facilities

 Plaza Hotel                              1971/1983       149 guest rooms, restaurant,     77%    77%     74%
   Tucson, Arizona (2)                                    lounge and meeting
                                                          facilities

 CALIFORNIA

 Doubletree Hotel                         1988/1995       209 guest rooms, restaurant,     68%    66%     61%
   Rancho Bernardo, California                            lounge and meeting facilities


 Vagabond Inn                             1974/1974       102 guest rooms and              33%    39%     44%
   Rosemead, California (3)                               restaurant

 Vagabond Inn                             1975/1975       108 guest rooms and              52%    63%     59%
   Sacramento, California (3)                             restaurant

 Vagabond Inn                             1973/1973       101 guest rooms and              52%    69%     58%
   Woodland Hills, California (3)                         restaurant

 DISTRICT OF COLUMBIA


                                                                                             Years Ended December 31,
                                      Year Constructed/                                     -------------------------
 Property                             Year Acquired (1)       Property Description          1995      1994       1993
 --------                             -----------------       --------------------          ----      ----       ----
                                                                                                  Average Room
                                                                                                  -------------
                                                                                                      Rate
                                                                                                      ----
 ARIZONA

 Embassy Suites
   Phoenix, Arizona                       1981/1983       227 suites, restaurant,          $85.14    $80.23     $74.04
                                                          lounge and meeting
                                                          facilities

 Embassy Suites                           1984/1995       224 suites, restaurant,          $95.75    $83.37     $76.24
   Tempe, Arizona                                         lounge and meeting
                                                          facilities

 Plaza Hotel                              1971/1983       149 guest rooms, restaurant,     $48.34    $46.12     $45.05
   Tucson, Arizona (2)                                    lounge and meeting
                                                          facilities

 CALIFORNIA

 Doubletree Hotel                         1988/1995       209 guest rooms, restaurant,     $71.02    $65.68     $63.62
   Rancho Bernardo, California                            lounge and meeting facilities


 Vagabond Inn                             1974/1974       102 guest rooms and              $38.09    $37.47     $38.14
   Rosemead, California (3)                               restaurant

 Vagabond Inn                             1975/1975       108 guest rooms and              $59.57    $55.89     $52.17
   Sacramento, California (3)                             restaurant

 Vagabond Inn                             1973/1973       101 guest rooms and              $48.04    $46.72     $43.68
   Woodland Hills, California (3)                         restaurant

 DISTRICT OF COLUMBIA


                                                                                            Years Ended December 31,
                                      Year Constructed/                                    -------------------------
 Property                             Year Acquired (1)       Property Description         1995      1994       1993
 --------                             -----------------       --------------------         ----      ----       ----
                                                                                                  Revenue per
                                                                                                  -----------
                                                                                                Available Room
                                                                                                --------------
 ARIZONA

 Embassy Suites
   Phoenix, Arizona                       1981/1983       227 suites, restaurant,          $68.34    $60.63     $53.20
                                                          lounge and meeting
                                                          facilities

 Embassy Suites                           1984/1995       224 suites, restaurant,          $76.78    $68.99     $62.29
   Tempe, Arizona                                         lounge and meeting
                                                          facilities

 Plaza Hotel                              1971/1983       149 guest rooms, restaurant,     $37.37    $35.58     $33.54
   Tucson, Arizona (2)                                    lounge and meeting
                                                          facilities

 CALIFORNIA

 Doubletree Hotel                         1988/1995       209 guest rooms, restaurant,     $48.52    $43.09     $38.68
   Rancho Bernardo, California                            lounge and meeting facilities


 Vagabond Inn                             1974/1974       102 guest rooms and              $12.49    $14.53     $16.68
   Rosemead, California (3)                               restaurant

 Vagabond Inn                             1975/1975       108 guest rooms and              $31.04    $34.93     $30.49
   Sacramento, California (3)                             restaurant

 Vagabond Inn                             1973/1973       101 guest rooms and              $24.79    $32.26     $25.44
   Woodland Hills, California (3)                         restaurant

 DISTRICT OF COLUMBIA

 Capitol Hill Suites                     1955/1995        152 guest rooms                  69%     64%     63%
   Washington, D.C.

 FLORIDA

 Radisson Hotel                          1974/1986        195 guest rooms, restaurant,     58%     59%     62%
   Gainesville, Florida                                   lounge and meeting
                                                          facilities

 GEORGIA


 Holiday Inn                             1989/1989        151 guest rooms, restaurant,     77%     79%     74%
   Albany, Georgia                                        lounge and meeting
                                                          facilities

 Lenox Inn                               1965/1995        180 guest rooms, restaurant      79%     77%     75%
   Atlanta, Georgia                                       and meeting facilities

 Sheraton Colony Square                  1973/1995        462 guest rooms, restaurant,     72%     72%     67%
   Atlanta, Georgia                                       lounge and meeting facilities

 Terrace Garden Inn                      1975/1995        368 guest rooms, restaurant,     65%     65%     63%
   Atlanta, Georgia                                       lounge and meeting
                                                          facilities.

 Best Western Riverfront Inn             1971/1986        142 guest rooms, restaurant,     64%     57%     55%
   Savannah, Georgia                                      lounge and meeting facilities


 KANSAS

 Harvey Wichita                          1974/1995        259 guest rooms, restaurant,     64%     58%     59%
   Wichita, Kansas                                        lounge and meeting facilities




 Capitol Hill Suites                     1955/1995        152 guest rooms                  $95.09     $91.93    $89.60
   Washington, D.C.

 FLORIDA

 Radisson Hotel                          1974/1986        195 guest rooms, restaurant,     $60.43     $59.89    $56.63
   Gainesville, Florida                                   lounge and meeting
                                                          facilities

 GEORGIA


 Holiday Inn                             1989/1989        151 guest rooms, restaurant,     $59.08     $56.06    $56.96
   Albany, Georgia                                        lounge and meeting
                                                          facilities

 Lenox Inn                               1965/1995        180 guest rooms, restaurant      $69.48     $63.57    $60.10
   Atlanta, Georgia                                       and meeting facilities

 Sheraton Colony Square                  1973/1995        462 guest rooms, restaurant,     $89.59     $86.57    $81.47
   Atlanta, Georgia                                       lounge and meeting facilities

 Terrace Garden Inn                      1975/1995        368 guest rooms, restaurant,     $93.51     $88.39    $82.62
   Atlanta, Georgia                                       lounge and meeting
                                                          facilities.

 Best Western Riverfront Inn             1971/1986        142 guest rooms, restaurant,     $46.75     $47.27    $46.21
   Savannah, Georgia                                      lounge and meeting facilities


 KANSAS

 Harvey Wichita                          1974/1995        259 guest rooms, restaurant,     $62.52     $50.62    $43.92
   Wichita, Kansas                                        lounge and meeting facilities


 Capitol Hill Suites                     1955/1995        152 guest rooms                  $65.82     $58.93    $56.72
   Washington, D.C.

 FLORIDA

 Radisson Hotel                          1974/1986        195 guest rooms, restaurant,     $35.07     $35.57    $35.21
   Gainesville, Florida                                   lounge and meeting
                                                          facilities

 GEORGIA


 Holiday Inn                             1989/1989        151 guest rooms, restaurant,     $45.59     $44.23    $41.92
   Albany, Georgia                                        lounge and meeting
                                                          facilities

 Lenox Inn                               1965/1995        180 guest rooms, restaurant      $55.00     $49.15    $45.10
   Atlanta, Georgia                                       and meeting facilities

 Sheraton Colony Square                  1973/1995        462 guest rooms, restaurant,     $64.84     $62.64    $54.91
   Atlanta, Georgia                                       lounge and meeting facilities

 Terrace Garden Inn                      1975/1995        368 guest rooms, restaurant,     $61.16     $57.73    $51.98
   Atlanta, Georgia                                       lounge and meeting
                                                          facilities.

 Best Western Riverfront Inn             1971/1986        142 guest rooms, restaurant,     $29.78     $26.92    $25.23
   Savannah, Georgia                                      lounge and meeting facilities


 KANSAS

 Harvey Wichita                          1974/1995        259 guest rooms, restaurant,     $39.85     $29.21    $25.74
   Wichita, Kansas                                        lounge and meeting facilities

                                                                                        Years Ended December 31,
                                      Year Constructed/                                 ------------------------
 Property                             Year Acquired (1)       Property Description        1995    1994    1993
 --------                             -----------------       --------------------        ----    ----    ----
                                                                                            Average Occupancy
                                                                                            -----------------
                                                                                                  Rate
                                                                                                  ----
 KENTUCKY

 French Quarter Suites                   1989/1995        155 guest rooms, restaurant,     75%
   Lexington, Kentucky (4)                                lounge, meeting facilities,
                                                          retail and office space
 MARYLAND

 Calverton Holiday Inn                   1987/1995        206 guest rooms, restaurant,     63%     58%     58%
   Beltsville, Maryland                                   lounge and meeting facilities

 MICHIGAN


 Bay Valley Hotel & Resort               1973/1984        151 guest rooms, restaurant,     63%     64%     52%
   Bay City, Michigan                                     lounge and meeting
                                                          facilities; 18-hole golf
                                                          course and tennis club

 NEBRASKA

 Omaha Marriott Hotel                    1982/1982        303 guest rooms, restaurant,     80%     76%     76%
   Omaha, Nebraska (5)                                    lounge and meeting facilities

 NEVADA

 Bourbon Street                          1975/1988        150 guest rooms, restaurant,     88%     90%     92%
   Las Vegas, Nevada                                      lounge and casino



                                                                                            Years Ended December 31,
                                      Year Constructed/                                     -------------------------
 Property                             Year Acquired (1)       Property Description          1995      1994       1993
 --------                             -----------------       --------------------          ----      ----       ----
                                                                                                  Average Room
                                                                                                  -------------
                                                                                                      Rate
                                                                                                      ----
 KENTUCKY

 French Quarter Suites                   1989/1995        155 guest rooms, restaurant,     $82.93
   Lexington, Kentucky (4)                                lounge, meeting facilities,
                                                          retail and office space
 MARYLAND

 Calverton Holiday Inn                   1987/1995        206 guest rooms, restaurant,     $67.49    $63.37     $56.92
   Beltsville, Maryland                                   lounge and meeting facilities

 MICHIGAN

 Bay Valley Hotel & Resort               1973/1984        151 guest rooms, restaurant,     $62.02    $62.22     $66.39
   Bay City, Michigan                                     lounge and meeting
                                                          facilities; 18-hole golf
                                                          course and tennis club

 NEBRASKA

 Omaha Marriott Hotel                    1982/1982        303 guest rooms, restaurant,     $94.40    $87.21     $82.56
   Omaha, Nebraska (5)                                    lounge and meeting facilities

 NEVADA

 Bourbon Street                          1975/1988        150 guest rooms, restaurant,     $33.21    $32.89     $31.63
   Las Vegas, Nevada                                      lounge and casino



                                                                                           Years Ended December 31,
                                      Year Constructed                                     -------------------------
 Property                             Year Acquired (1)       Property Description         1995      1994       1993
 --------                             -----------------       --------------------         ----      ----       ----
                                                                                                  Revenue per
                                                                                                  -----------
                                                                                                 Available Room
                                                                                                 --------------
 KENTUCKY

 French Quarter Suites                   1989/1995        155 guest rooms, restaurant,     $61.84     $58.57    $58.37
   Lexington, Kentucky (4)                                lounge, meeting facilities,
                                                          retail and office space
 MARYLAND

 Calverton Holiday Inn                   1987/1995        206 guest rooms, restaurant,     $42.39     $36.43    $32.94
   Beltsville, Maryland                                   lounge and meeting facilities

 MICHIGAN


 Bay Valley Hotel & Resort               1973/1984        151 guest rooms, restaurant,     $39.13     $39.53    $34.62
   Bay City, Michigan                                     lounge and meeting
                                                          facilities; 18-hole golf
                                                          course and tennis club

 NEBRASKA

 Omaha Marriott Hotel                    1982/1982        303 guest rooms, restaurant,     $75.52     $66.42    $62.75
   Omaha, Nebraska (5)                                    lounge and meeting facilities

 NEVADA

 Bourbon Street                          1975/1988        150 guest rooms, restaurant,     $29.09     $29.62    $29.16
   Las Vegas, Nevada                                      lounge and casino

                                                                                        Years Ended December 31,
                                      Year Constructed/                                 ------------------------
 Property                             Year Acquired (1)       Property Description        1995    1994    1993
 --------                             -----------------       --------------------        ----    ----    ----
                                                                                            Average Occupancy
                                                                                            -----------------
                                                                                                  Rate
                                                                                                  ----
 King 8 Hotel and Gambling Hall          1974/1988        300 guest rooms, restaurant,     81%     82%     82%
   Las Vegas, Nevada                                      lounge and casino

                                                                                           Years Ended December 31,
                                      Year Constructed/                                    -------------------------
 Property                             Year Acquired (1)       Property Description         1995      1994       1993
 --------                             -----------------       --------------------         ----      ----       ----
                                                                                                 Average Room
                                                                                                 -------------
                                                                                                     Rate
                                                                                                     ----
 King 8 Hotel and Gambling Hall          1974/1988        300 guest rooms, restaurant,     $31.88    $32.80     $29.46
   Las Vegas, Nevada                                      lounge and casino


                                                                                             Years Ended December 31,
                                      Year Constructed/                                     -------------------------
 Property                             Year Acquired (1)       Property Description          1995      1994       1993
 --------                             -----------------       --------------------          ----      ----       ----
                                                                                                   Revenue per
                                                                                                   -----------
                                                                                                 Available Room
                                                                                                 --------------
 King 8 Hotel and Gambling Hall          1974/1988        300 guest rooms, restaurant,     $25.77    $26.76    $24.15
   Las Vegas, Nevada                                      lounge and casino

                                                                                        Years Ended December 31,
                                      Year Constructed/                                 ------------------------
 Property                             Year Acquired (1)       Property Description        1995    1994    1993
 --------                             -----------------       --------------------        ----    ----    ----
                                                                                            Average Occupancy
                                                                                            -----------------
                                                                                                  Rate
                                                                                                  ----
 NEW MEXICO

 Best Western Airport Inn                1980/1984        120 guest rooms and leased       83%     86%     80%
  Albuquerque, New Mexico (6)                             restaurant adjacent to
                                                          property

 Best Western Mesilla Valley Inn         1974/1982        166 guest rooms, restaurant,     75%     71%     71%
   Las Cruces, New Mexico                                 lounge and meeting facilities

 NEW YORK

 Doral Inn                               1927/1995        652 guest rooms, two             75%     81%     77%
   New York, New York                                     restaurants, lounge, ball
                                                          room and meeting facilities


 NORTH CAROLINA

 Omni Chapel Hill                        1981/1995        172 guest rooms, restaurant,     71%     65%     56%
   Chapel Hill, North Carolina                            lounge and meeting facility.

 OHIO

 Best Western North                      1974/1992        180 guest rooms, restaurant,     65%     70%     66%
   Columbus, Ohio                                         lounge and meeting facilities
                                                          and sports club

 OREGON

                                                                                           Years Ended December 31,
                                      Year Constructed/                                    ------------------------
 Property                             Year Acquired (1)       Property Description         1995      1994       1993
 --------                             -----------------       --------------------         ----      ----       ----
                                                                                                 Average Room
                                                                                                 -------------
                                                                                                     Rate
                                                                                                     ----
 NEW MEXICO

 Best Western Airport Inn                1980/1984        120 guest rooms and leased        $56.70    $54.45     $52.38
  Albuquerque, New Mexico (6)                             restaurant adjacent to
                                                          property

 Best Western Mesilla Valley Inn         1974/1982        166 guest rooms, restaurant,      $44.94    $42.74     $41.67
   Las Cruces, New Mexico                                 lounge and meeting facilities

 NEW YORK

 Doral Inn                               1927/1995        652 guest rooms, two              $96.34    $88.31     $87.71
   New York, New York                                     restaurants, lounge, ball
                                                          room and meeting facilities


 NORTH CAROLINA

 Omni Chapel Hill                        1981/1995        172 guest rooms, restaurant,      $84.33    $74.54     $67.35
   Chapel Hill, North Carolina                            lounge and meeting facility.

 OHIO

 Best Western North                      1974/1992        180 guest rooms, restaurant,      $44.37    $42.34     $42.12
   Columbus, Ohio                                         lounge and meeting facilities
                                                          and sports club

 OREGON


                                                                                             Years Ended December 31,
                                      Year Constructed/                                     -------------------------
 Property                             Year Acquired (1)       Property Description          1995      1994       1993
 --------                             -----------------       --------------------          ----      ----       ----
                                                                                                   Revenue per
                                                                                                   -----------
                                                                                                 Available Room
                                                                                                 --------------
 NEW MEXICO

 Best Western Airport Inn                1980/1984        120 guest rooms and leased        $47.02    $47.02    $41.98
  Albuquerque, New Mexico (6)                             restaurant adjacent to
                                                          property

 Best Western Mesilla Valley Inn         1974/1982        166 guest rooms, restaurant,      $33.73    $30.42    $29.44
   Las Cruces, New Mexico                                 lounge and meeting facilities

 NEW YORK

 Doral Inn                               1927/1995        652 guest rooms, two              $70.15    $72.07    $67.50
   New York, New York                                     restaurants, lounge, ball
                                                          room and meeting facilities


 NORTH CAROLINA

 Omni Chapel Hill                        1981/1995        172 guest rooms, restaurant,      $59.87    $48.28    $37.99
   Chapel Hill, North Carolina                            lounge and meeting facility.

 OHIO

 Best Western North                      1974/1992        180 guest rooms, restaurant,      $29.02    $29.76    $27.88
   Columbus, Ohio                                         lounge and meeting facilities
                                                          and sports club

 OREGON

                                                                                        Years Ended December 31,
                                      Year Constructed/                                 ------------------------
 Property                             Year Acquired (1)       Property Description        1995    1994    1993
 --------                             -----------------       --------------------        ----    ----    ----
                                                                                            Average Occupancy
                                                                                            -----------------
                                                                                                  Rate
                                                                                                  ----
 Days Inn City Center                    1962/1984       173 guest rooms, restaurant,      78%    71%     63%
   Portland, Oregon                                      lounge and meeting facilities

 Riverside Inn                           1964/1984       137 guest rooms, restaurant,      78%    78%     79%
   Portland, Oregon                                      lounge and meeting facilities

 TEXAS

 Park Central Hotel                      1972/1972       445 guest rooms, restaurant,      36%    42%     62%
   Dallas, Texas                                         lounge and meeting facilities

 Best Western Airport Inn                1974/1985       175 guest rooms and leased        79%    80%     70%
   El Paso, Texas                                        restaurant adjacent to
                                                         property


 VIRGINIA

 Residence Inn                           1984/1984       96 suites with full kitchens      85%    83%     78%
   Tysons Corner, Virginia                               and fireplaces

 WASHINGTON

 Days Inn Town Center                    1957/1984       90 guest rooms, restaurant and    81%    79%     75%
   Seattle, Washington (7)                               lounge

                                                                                            Years Ended December 31,
                                      Year Constructed/                                     -------------------------
 Property                             Year Acquired (1)       Property Description          1995      1994       1993
 --------                             -----------------       --------------------          ----      ----       ----
                                                                                                  Average Room
                                                                                                  -------------
                                                                                                      Rate
                                                                                                      ----
 Days Inn City Center                    1962/1984       173 guest rooms, restaurant,      $60.71    $53.12     $57.50
   Portland, Oregon                                      lounge and meeting facilities

 Riverside Inn                           1964/1984       137 guest rooms, restaurant,      $71.35    $64.69     $63.96
   Portland, Oregon                                      lounge and meeting facilities

 TEXAS

 Park Central Hotel                      1972/1972       445 guest rooms, restaurant,      $55.03    $59.97     $62.34
   Dallas, Texas                                         lounge and meeting facilities

 Best Western Airport Inn                1974/1985       175 guest rooms and leased        $36.12    $34.76     $35.56
   El Paso, Texas                                        restaurant adjacent to
                                                         property


 VIRGINIA

 Residence Inn                           1984/1984       96 suites with full kitchens     $103.87    $99.68    $103.07
   Tysons Corner, Virginia                               and fireplaces

 WASHINGTON

 Days Inn Town Center                    1957/1984       90 guest rooms, restaurant and    $62.73    $60.99     $60.85
   Seattle, Washington (7)                               lounge


                                                                                            Years Ended December 31,
                                      Year Constructed/                                     -------------------------
 Property                             Year Acquired (1)       Property Description          1995      1994       1993
 --------                             -----------------       --------------------          ----      ----       ----
                                                                                                  Revenue per
                                                                                                  -----------
                                                                                                Available Room
                                                                                                --------------
 Days Inn City Center                    1962/1984       173 guest rooms, restaurant,       $47.25    $37.51    $36.32
   Portland, Oregon                                      lounge and meeting facilities

 Riverside Inn                           1964/1984       137 guest rooms, restaurant,       $55.30    $50.49    $50.21
   Portland, Oregon                                      lounge and meeting facilities

 TEXAS

 Park Central Hotel                      1972/1972       445 guest rooms, restaurant,       $19.82    $25.37    $38.89
   Dallas, Texas                                         lounge and meeting facilities

 Best Western Airport Inn                1974/1985       175 guest rooms and leased         $28.68    $27.96    $25.01
   El Paso, Texas                                        restaurant adjacent to
                                                         property


 VIRGINIA

 Residence Inn                           1984/1984       96 suites with full kitchens       $88.25    $82.70    $80.55
   Tysons Corner, Virginia                               and fireplaces

 WASHINGTON

 Days Inn Town Center                    1957/1984       90 guest rooms, restaurant and     $51.08    $48.40    $45.81
   Seattle, Washington (7)                               lounge

                                                                                        Years Ended December 31,
                                      Year Constructed/                                 ------------------------
 Property                             Year Acquired (1)       Property Description        1995    1994    1993
 --------                             -----------------       --------------------        ----    ----    ----
                                                                                            Average Occupancy
                                                                                            -----------------
                                                                                                  Rate
                                                                                                  ----
 Meany Tower Hotel                       1932/1984       155 guest rooms, restaurant,       73%    71%     62%
   Seattle, Washington                                   lounge and meeting facilities,
                                                         including ballroom

 Sixth Avenue Inn                        1959/1984       166 guest rooms, restaurant,       79%    75%     62%
   Seattle, Washington (8)                               lounge and meeting facilities

 West Coast Tyee                         1961/1987       155 guest rooms, restaurant,       58%    57%     62%
   Tumwater, Washington                                  lounge and meeting facilities

-------------------------------------------------------------------------------

                                                                                             Years Ended December 31,
                                      Year Constructed/                                      ------------------------
 Property                             Year Acquired (1)       Property Description           1995      1994       1993
 --------                             -----------------       --------------------           ----      ----       ----
                                                                                                   Average Room
                                                                                                   -------------
                                                                                                       Rate
                                                                                                       ----
 Meany Tower Hotel                       1932/1984       155 guest rooms, restaurant,       $72.83     $70.47    $76.29
   Seattle, Washington                                   lounge and meeting facilities,
                                                         including ballroom

 Sixth Avenue Inn                        1959/1984       166 guest rooms, restaurant,       $74.42     $70.04    $72.37
   Seattle, Washington (8)                               lounge and meeting facilities

 West Coast Tyee                         1961/1987       155 guest rooms, restaurant,       $61.64     $60.63    $56.28
   Tumwater, Washington                                  lounge and meeting facilities

-------------------------------------------------------------------------------

                                                                                             Years Ended December 31,
                                      Year Constructed/                                      -------------------------
 Property                             Year Acquired (1)       Property Description           1995      1994       1993
 --------                             -----------------       --------------------           ----      ----       ----
                                                                                                   Revenue per
                                                                                                   -----------
                                                                                                  Available Room
                                                                                                  --------------
 Meany Tower Hotel                       1932/1984       155 guest rooms, restaurant,       $53.07     $50.14    $46.92
   Seattle, Washington                                   lounge and meeting facilities,
                                                         including ballroom

 Sixth Avenue Inn                        1959/1984       166 guest rooms, restaurant,       $58.53     $52.57    $44.67
   Seattle, Washington (8)                               lounge and meeting facilities

 West Coast Tyee                         1961/1987       155 guest rooms, restaurant,       $35.97     $34.78    $34.78
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

UNAUDITED COMBINED PRO FORMA STATEMENTS OF OPERATIONS


                                                                     Years Ended December 31,
                                                               --------------------------------------
                                                                  1995                      1994
                                                                --------                  --------
 REVENUE
 Hotel   . . . . . . . . . . . . . . . . . . .                 $136,104,000              $118,558,000
 Gaming  . . . . . . . . . . . . . . . . . . .                   26,929,000                27,981,000
 Interest from mortgage and other notes  . . .                   10,905,000                10,858,000
 Rents from leased hotel properties
   and income from joint ventures  . . . . . .                      791,000                   927,000
 Other income  . . . . . . . . . . . . . . . .                    1,966,000                   411,000
 Gain (loss) on sales of hotel assets  . . . .                     (125,000)                  456,000
                                                               ------------              ------------
                                                                176,570,000               159,191,000
                                                               ------------              ------------
 EXPENSES
 Hotel operations  . . . . . . . . . . . . . .                   94,487,000                84,357,000
 Gaming operations   . . . . . . . . . . . . .                   24,242,000                24,454,000
 Interest  . . . . . . . . . . . . . . . . . .                    2,940,000                 3,257,000
 Depreciation and amortization . . . . . . . .                   18,934,000                16,666,000
 Administrative and operating  . . . . . . . .                    5,722,000                 4,203,000
                                                               ------------              ------------
                                                                146,325,000               132,937,000
                                                               ------------              ------------
 Income before minority interest   . . . . . .                   30,245,000                26,254,000
 Minority interest in Partnerships   . . . . .                    9,100,000                 7,900,000
                                                               ------------              ------------
 Net income  . . . . . . . . . . . . . . . . .                 $ 21,145,000              $ 18,354,000
                                                               ============              ============
 Net income per Paired Share   . . . . . . . .                        $1.53                     $1.33
                                                               ============              ============
 Funds from operations   . . . . . . . . . . .                 $ 48,634,000              $ 42,464,000
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


                The Companies intend from time to time to use interest rate hedging agreements to reduce exposure to fluctuations in interest rates relative to outstanding or future intended debt obligations. Gains or losses will be capitalized and amortized over the life of the related debt obligation.

                In pursuance of this strategy, in January, 1996, the Trust entered into two interest rate hedging agreements known as Treasury locks, which have the effect of fixing the base rate of interest at 5.7 percent for debt issued until October 1996 with a principal amount of $100 million and a term to maturity of seven years. The actual interest rate will be determined by reference to this base rate.

                At settlement, the Trust will pay or receive an amount which will be capitalized and amortized over seven years. Such amount is not anticipated to have a material effect on the Trust's liquidity or operating results. If the Trust did not issue any such debt, such amount would still be payable or receivable and would be treated as a loss or gain, accordingly. Such a gain or loss could have a material effect on the Trust's results from operations however due to Management's current intention to issue the related debt, no such gain or loss is anticipated.


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


             See Part I, Item 3, Legal Proceedings, of this Joint Annual Report for a description of an agreement between Ross and Starwood Capital with respect to certain claims of Ross purchased by Starwood Capital and an agreement by Starwood Capital to purchase the Paired Shares of the Trust and Corporation owned by Ross at a price of $33.75 per Paired Share subject to certain adjustments. Starwood Capital also had the right to purchase such Paired Shares at the same time and on the same terms. During 1994, the Trust and the Corporation recorded a charge to shareholder litigation expense of $1.3 million and $1.3 million, respectively, the estimated fair market value of the agreement, as determined by an investment banker using an option pricing model. In 1995, Starwood Capital and Starwood Lodging agreed, among other things, that the maximum amount Starwood Capital could recover under such claims would not exceed an aggregate of $1.8 million. In January 1996, Ross elected to sell his Paired Shares, which were sold at a price of $29.625 per Paired Share and the Trust and the Corporation paid $1,375,743 in the aggregate pursuant to their indemnity obligations. Additionally, the Trust and the Corporation are entitled to insurance proceeds totalling $205,000 and, as a result, will recognize approximately $629,000 of income in the first quarter of 1996.


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

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
             AND MANAGEMENT.

             Certain Beneficial Owners. To the knowledge of the Trust and the Corporation, no person owns beneficially 5% or more of the Paired Shares, except as follows:



         Name and Address                        Amount               Percent of
        of Beneficial Owner                Beneficially Owned         Class (1)
        -------------------                ------------------         ----------
 FMR Corp.                                   1,795,255 (2)             13.0%(2)
 82 Devonshire Street
 Boston, MA  02109

 Starwood Capital Group, L.P. and            1,195,885 (3)              8.0%
   affiliated entities
 Three Pickwick Plaza, Suite 250
 Greenwich, CT  06830

 Cohen & Steers Capital                      1,033,300 (4)             7.5%
   Management, Inc.
 757 Third Avenue
 New York, NY  10017

 T. Rowe Price Associates, Inc.                799,500 (5)             5.7%
 100 East Pratt Street
 Baltimore, MD  21202

(1)      Based on the number of Paired Shares outstanding on February 23, 1996.


(2) Based on information contained in Amendment No. 1 to Schedule 13G dated February 14, 1996, 1,472,389 Paired Shares are held by Fidelity Management & Research Company (a wholly owned subsidiary of FMR Corp.) and 322,866 Paired Shares are held by Fidelity Management Trust Company (a wholly owned subsidiary of FMR Corp.). FMR Corp. has sole voting power with respect to 316,266 Paired Shares and dispositive power with respect to all of these Paired Shares. Based on additional information provided to Starwood Lodging, these Paired Shares are held by various distinct entities no one of which, directly or by attribution, holds in excess of 8.0% of the outstanding Paired Shares.


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

                                       STARWOOD LODGING TRUST
                                       (Registrant)


Date: March 27, 1996                   By:  /s/ Jeffrey C. Lapin
                                          ---------------------------------
                                                Jeffrey C. Lapin, President



    Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.


Signature                                      Title                                     Date
---------                                      -----                                     ----
/s/ Barry S. Sternlicht                        Chairman, Chief                       March 27, 1996
--------------------------                     Executive Officer
    Barry S. Sternlicht                        and Trustee
                                               (Principal Executive Officer)


/s/ Jeffrey C. Lapin                           President, Chief                      March 27, 1996
--------------------------                     Operating Officer
    Jeffrey C. Lapin                           and Trustee


/s/ Ronald C. Brown                            Vice President and                    March 27, 1996
--------------------------                     Chief Financial Officer
    Ronald C. Brown                            (Principal Financial
                                               and Accounting Officer)


/s/ Madison F. Grose                           Trustee                               March 27, 1996
--------------------------
    Madison F. Grose

/s/ Stephen R. Quazzo                          Trustee                               March 27, 1996
--------------------------
    Stephen R. Quazzo


                                   SIGNATURE

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         STARWOOD LODGING CORPORATION
                                         (Registrant)



Date: March 27, 1996                     By:  /s/ Kevin E. Mallory
                                            --------------------------------
                                                  Kevin E. Mallory,
                                                  Executive Vice President



    Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.


Signature                                      Title                                     Date
---------                                      -----                                     ----
/s/ Earle F. Jones                             Chairman of the Board of              March 27, 1996
-----------------------
    Earle F. Jones                             Directors and Director

/s/ Kevin E. Mallory                           Executive Vice President              March 27, 1996
-----------------------                        (Principal Executive Officer)
    Kevin E. Mallory

/s/ Alan M. Schnaid                            Corporate Controller                  March 27, 1996
-----------------------                        (Principal Accounting Officer)
    Alan M. Schnaid

/s/ Bruce M. Ford                              Director                              March 27, 1996
-----------------------
    Bruce M. Ford

/s/ Graeme W. Henderson                        Director                              March 27, 1996
-----------------------
    Graeme W. Henderson

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


Interest Rate Agreements

     The Companies enter into interest rate forward contracts as a means of managing interest rate exposure on anticipated transactions. The agreements are with major financial institutions which are expected to fully perform under the terms of the agreements thereby mitigating the credit risk from the transactions. The differential to be paid or received under these agreements is accrued consistent with the terms of the agreements and market interest rates and is recognized in interest expense over the remaining term of the related debt.


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


     In connection with the agreement with Starwood Capital relating to the Ross litigation, the Trust and the Corporation reduced their accrued liabilities by $848,000 and adjusted capital contributions by the same amount (see Note 14).


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


     In October 1994, Starwood Capital entered into an agreement with Ross to settle the threatened litigation in which Starwood Capital agreed, in exchange for an assignment of Ross' claims against the Trust and the Corporation, to purchase Ross' Paired Shares, at Ross' election, in a 60-day period beginning on the earlier of the first anniversary of the closing of the Reorganization or December 15, 1995 at a price of $33.75 subject to certain adjustments. Starwood Capital also had the right to elect to purchase such Paired Shares at the same time and on the same terms.

     In light of this agreement, the Trust and the Corporation accrued a liability as of December 31, 1994 of $2,648,000 reflecting a reasonable estimate of the cost of settling the Ross claims.

     In connection with the Reorganization, which took place in 1995, the Trust and Corporation severally agreed that under certain circumstances they would indemnify Starwood Capital with respect to Starwood Capital's obligations to Ross, up to a maximum of

$1.8 million, upon receipt of a full release from Starwood Capital of all of the claims assigned by Ross. At December 31, 1995, the Companies had accrued $1.8 million in respect of this potential liability. The $848,000 reduction in this liability was recorded as an adjustment to contributed capital during 1995 (see
Note 5).

     Ross elected to sell his Paired Shares, and in January 1996 those Paired Shares were sold to a third party through the New York Stock Exchange. The Paired Shares were sold at $29.625 per Paired Share; the Trust and the Corporation paid $1,375,743 in aggregate pursuant to their indemnity obligations, and Starwood Capital released the Trust and the Corporation from all claims assigned by Ross. Additionally the Trust and the Corporation are entitled to insurance proceeds totalling $205,000 and, as a result, will recognize approximately $629,000 of income in the first quarter of 1996.


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


     On January 17, 1996, the Trust entered into interest rate hedging agreements known as Treasury locks. The Trust entered into these agreements to eliminate exposure to fluctuations in seven year interest rates. The agreements are with two large financial institutions and have the effect of fixing a base rate (5.7 percent) at which the Trust can issue debt with a principal amount of $100 million and a term of seven years. The agreement extends until October 1996 at which time the difference between the current market rate and the base rate will be determined. The resulting impact on interest over the term of the debt will be calculated and the Trust will accordingly pay or receive an amount equal to the calculation. Such amount will be capitalized and amortized over the term of the debt. If the Trust did not issue any such debt, such amount would still be payable or receivable and would be treated as a loss or gain, accordingly.


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