Form 10-Q
period 1996-03-31
STARWOOD LODGING TRUST; STARWOOD LODGING CORP
filed 1996-05-09
CIK 48595, 316206

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[x] Quarterly report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934

               For the quarterly period ended        March 31, 1996

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

                        11835 W. Olympic Blvd., Suite 695
                          Los Angeles, California 90064
                         (Address of principal executive
                          offices, including zip code)

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

                        11835 W. Olympic Blvd., Suite 675
                          Los Angeles, California 90064
                         (Address of principal executive
                          offices, including zip code)

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

                15,798,192 Shares of Beneficial Interest, par value $0.01 per share, of Starwood Lodging Trust paired with 15,798,192 Shares of Common Stock, par value $0.01 per share, of Starwood Lodging Corporation, outstanding as of April 12, 1996.

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

                          INDEX TO FINANCIAL STATEMENTS

Starwood Lodging Trust and Starwood Lodging Corporation:

  Combined Balance Sheets - As of March 31, 1996 and December 31, 1995 Combined Statements of Operations - For the three months ended March 31, 1996 and 1995 Combined Statements of Cash Flows - For the three months ended March 31, 1996 and 1995

Starwood Lodging Trust:

  Balance Sheets - As of March 31, 1996 and December 31, 1995 Statements of Operations - For the three months ended March 31, 1996 and 1995
  Statements of Cash Flows - For the three months ended March 31, 1996 and 1995

Starwood Lodging Corporation:

  Balance Sheets - As of March 31, 1996 and December 31, 1995 Statements of Operations - For the three months ended March 31, 1996 and 1995
  Statements of Cash Flows - For the three months ended March 31, 1996 and 1995

  Notes to Financial Statements

Starwood Lodging Trust and Starwood Lodging Corporation:

  Combined Statement of Operations for the three months ended March 31, 1996 and Combined Pro Forma Statement of Operations - for the three months ended March 31, 1995

  Notes to Unaudited Combined Pro Forma Statements of Operations for the three months ended March 31, 1995

STARWOOD LODGING TRUST AND STARWOOD LODGING CORPORATION
COMBINED BALANCE SHEETS

                                                                March 31,       December 31,
                                                                  1996              1995
                                                               (Unaudited)
                                                              -------------    -------------
ASSETS
Hotel assets held for sale - net ..........................   $  39,923,000    $  21,063,000
Hotel assets - net ........................................     347,379,000      315,895,000
                                                              -------------    -------------
                                                                387,302,000      336,958,000
Mortgage notes receivable, net ............................      78,801,000       79,261,000
Investments ...............................................      46,865,000        2,858,000
                                                              -------------    -------------
     Total real estate investments ........................     512,968,000      419,077,000
Cash and cash equivalents .................................      20,646,000        9,332,000
Accounts and interest receivable ..........................      12,702,000        9,595,000
Notes receivable, net .....................................       1,776,000        1,796,000
Inventories, prepaid expenses and other assets ............      17,004,000       20,194,000
                                                              -------------    -------------
                                                              $ 565,096,000    $ 459,994,000
                                                              =============    =============

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES

Collateralized notes payable and revolving line of credit .   $ 223,985,000    $ 119,100,000
Mortgage and other notes payable ..........................       4,779,000        4,385,000
Accounts payable and other liabilities ....................      22,388,000       19,022,000
Dividends/Distributions payable ...........................      10,245,000        9,284,000
                                                              -------------    -------------
                                                                261,397,000      151,791,000
                                                              -------------    -------------
Commitments and contingencies

MINORITY INTEREST .........................................      91,569,000       92,735,000
                                                              -------------    -------------

SHAREHOLDERS' EQUITY

Trust shares of beneficial interest at March 31, 1996
   and December 31, 1995, $.01 par value; authorized
   100,000,000 shares; outstanding 13,798,000 shares ......         138,000          138,000
Corporation common stock at March 31, 1996 and December 31,
   1995, $.01 par value; authorized 100,000,000 shares;

   outstanding 13,798,000 shares ..........................         138,000          138,000
Additional paid-in capital ................................     434,104,000      434,107,000
Distributions in excess of earnings .......................    (222,250,000)    (218,915,000)
                                                              -------------    -------------
                                                                212,130,000      215,468,000
                                                              -------------    -------------
                                                              $ 565,096,000    $ 459,994,000
                                                              =============    =============


See accompanying notes to financial statements.

STARWOOD LODGING TRUST AND STARWOOD LODGING CORPORATION
COMBINED STATEMENTS OF OPERATIONS

(Unaudited)

                                                                  Three Months Ended March 31
                                                                  ----------------------------
                                                                      1996            1995
                                                                  ------------    ------------
REVENUE
Hotel .........................................................   $ 44,064,000    $ 22,781,000
Gaming ........................................................      6,829,000       6,669,000
Interest from mortgage and other notes ........................      2,525,000       2,581,000
Income from joint ventures and
   rents from leased hotel properties .........................        594,000         159,000
Other .........................................................        873,000          61,000
Loss on sale of hotel assets ..................................                       (113,000)
                                                                  ------------    ------------
                                                                    54,885,000      32,138,000
                                                                  ------------    ------------

EXPENSES

Hotel operations ..............................................     30,050,000      16,280,000
Gaming operations .............................................      5,835,000       6,021,000
Interest ......................................................      3,223,000       5,827,000
Depreciation and amortization .................................      7,660,000       2,863,000
Administrative and operating ..................................      2,373,000       1,068,000
                                                                  ------------    ------------
                                                                    49,141,000      32,059,000
                                                                  ------------    ------------

Income before extraordinary item and minority interest ........      5,744,000          79,000
Minority interest .............................................      1,654,000          94,000
                                                                  ------------    ------------

Income (loss) before extraordinary item .......................      4,090,000         (15,000)
Extraordinary item (net of $1,084,000 minority interest) ......                        363,000
                                                                  ------------    ------------


                                                     NET INCOME   $  4,090,000    $    348,000
                                                                  ============    ============

EARNINGS PER PAIRED SHARE

Income (loss) before extraordinary item .......................   $       0.30    $      (0.01)
Extraordinary item ............................................                           0.18
                                                                  ------------    ------------
                                    NET INCOME PER PAIRED SHARE   $       0.30    $       0.17
                                                                  ============    ============

                       Weighted average number of paired shares     13,798,000       2,022,000
                                                                  ============    ============

See accompanying notes to financial statements.

STARWOOD LODGING TRUST AND STARWOOD LODGING CORPORATION
COMBINED STATEMENTS OF CASH FLOWS

(Unaudited)

                                                             Three Months Ended March 31,
                                                            -----------------------------
                                                                  1996            1995
                                                            -------------    ------------

CASH FLOWS FROM OPERATING ACTIVITIES
Net income ..............................................   $   4,090,000    $    348,000
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:

  Minority interest .....................................       1,654,000          94,000
  Extraordinary item ....................................                        (363,000)
  Depreciation and amortization .........................       7,660,000       2,863,000
  Accretion of discount .................................        (780,000)       (753,000)
  Deferred interest .....................................                         649,000
 Loss on sale of hotel assets ...........................                         113,000
Changes in operating assets and liabilities:
  Accounts receivable, inventories, prepaid expenses and

    other assets ........................................          62,000      (5,889,000)
  Accounts payable and other liabilities ................       2,604,000       2,253,000
                                                            -------------    ------------
      Net cash provided by (used in) operating activities      15,290,000        (685,000)
                                                            -------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES

Additions to hotel assets ...............................     (37,496,000)       (432,000)
Purchase of investments .................................     (44,007,000)
Net proceeds from sale of hotel assets ..................         634,000
Increase in mortgage notes receivable ...................     (20,113,000)
Principal received on mortgage and other notes receivable         941,000       1,480,000
Reorganization costs ....................................                      (2,786,000)
                                                            -------------    ------------
      Net cash used in financing activities .............    (100,041,000)     (1,738,000)
                                                            -------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES

Principal payments on mortgage and other notes payable ..                     (32,578,000)
Borrowings under secured notes payable , net ............     104,885,000      27,461,000
Borrowings under mortgage and other notes ...............         467,000         250,000
Capital contributions (adjustments) .....................          (3,000)     14,860,000
Dividends/distributions paid ............................      (9,284,000)
Purchase of warrants ....................................                        (514,000)
                                                            -------------    ------------
      Net cash provided by financing activities .........      96,065,000       9,479,000
                                                            -------------    ------------

INCREASE IN CASH AND CASH EQUIVALENTS ...................      11,314,000       7,056,000
CASH AND CASH EQUIVALENTS
  AT BEGINNING OF PERIOD ................................       9,332,000       5,065,000
                                                            -------------    ------------
CASH AND CASH EQUIVALENTS
  AT END OF PERIOD ......................................   $  20,646,000    $ 12,121,000
                                                            =============    ============

See accompanying notes to financial statements.

STARWOOD LODGING TRUST
BALANCE SHEETS

                                                               March 31,     December 31,
                                                                 1996             1995
                                                             (Unaudited)
                                                            -------------    -------------

ASSETS

Hotel assets held for sale - net ........................   $  36,941,000    $  20,547,000
Hotel assets - net ......................................     237,138,000      221,063,000
                                                            -------------    -------------
                                                              274,079,000      241,610,000
Mortgage notes receivable - net .........................      78,801,000       79,261,000
Mortgage notes receivable - Corporation .................      85,676,000       68,486,000
Investments .............................................      46,848,000        2,841,000
                                                            -------------    -------------
      Total real estate investments .....................     485,404,000      392,198,000
Cash and cash equivalents ...............................       7,337,000          710,000
Rent and interest  receivable ...........................       3,605,000        1,841,000
Notes receivable - net ..................................       1,228,000        1,232,000
Notes receivable - Corporation ..........................      24,466,000       17,978,000
Prepaid expenses and other assets .......................       8,257,000       11,778,000
                                                            -------------    -------------
                                                            $ 530,297,000    $ 425,737,000
                                                            =============    =============

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES

Collateralized notes payable and revolving line of credit   $ 223,985,000    $ 119,100,000
Mortgage and other notes payable ........................         100,000          100,000
Accounts payable and other liabilities ..................       3,057,000        4,412,000
Dividends/Distributions payable .........................      10,245,000        9,284,000
                                                            -------------    -------------
                                                              237,387,000      132,896,000
                                                            -------------    -------------

Commitments and contingencies

MINORITY INTEREST .......................................      88,367,000       88,113,000
                                                            -------------    -------------

SHAREHOLDERS' EQUITY

Trust shares of beneficial interest at March 31, 1996
   and December 31, 1995, $.01 par value; authorized
   100,000,000 shares; outstanding 13,798,000 shares ....         138,000          138,000
Additional paid-in capital ..............................     354,717,000      354,619,000
Distributions in excess of earnings .....................    (150,312,000)    (150,029,000)
                                                            -------------    -------------
                                                              204,543,000      204,728,000
                                                            -------------    -------------
                                                            $ 530,297,000    $ 425,737,000
                                                            =============    =============


See accompanying notes to financial statements.

STARWOOD LODGING TRUST
STATEMENTS OF OPERATIONS
(Unaudited)

                                                                      Three Months Ended
                                                                           March 31,
                                                                  --------------------------
                                                                       1996          1995
                                                                  ------------    ----------
REVENUE
Rents from Corporation ........................................   $ 11,504,000    $5,163,000
Interest from Corporation .....................................      2,188,000       767,000
Interest from mortgage and other notes ........................      2,504,000     2,566,000
Income from joint venture and
   rents from other leased hotel properties ...................      1,356,000       159,000
Other .........................................................        406,000        34,000
Loss on sale of hotel assets ..................................                     (113,000)
                                                                                  ----------
                                                                    17,958,000     8,576,000
                                                                  ------------    ----------

EXPENSES

Interest ......................................................      3,168,000     5,509,000
Depreciation and amortization .................................      3,386,000     1,691,000
Administrative and operating ..................................      1,188,000       355,000
                                                                  ------------    ----------

                                                                     7,742,000     7,555,000
                                                                  ------------    ----------

Income before extraordinary item and  minority interest .......     10,216,000     1,021,000
Minority interest .............................................      3,074,000       732,000
                                                                  ------------    ----------

Income before extraordinary item ..............................      7,142,000       289,000
Extraordinary item (net of $921,000 minority interest) ........                      363,000
                                                                  ------------    ----------


                                                     NET INCOME   $  7,142,000    $  652,000
                                                                  ============    ==========

EARNINGS PER PAIRED SHARE

Income before extraordinary item ..............................   $       0.52    $     0.14
Extraordinary item ............................................                         0.18
                                                                  ------------    ----------
                                           NET INCOME PER SHARE   $       0.52    $     0.32
                                                                  ============    ==========

See accompanying notes to financial statements.

STARWOOD LODGING TRUST
STATEMENTS OF CASH FLOWS

(Unaudited)

                                                             Three Months Ended March 31,
                                                            -----------------------------
                                                                 1996             1995
                                                            -------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss) .......................................   $   7,142,000    $    652,000
Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
  Minority interest .....................................       3,074,000         732,000
  Extraordinary item ....................................                        (363,000)
  Depreciation and amortization .........................       3,386,000       1,691,000
  Accretion of discount .................................        (780,000)       (753,000)
  Deferred interest .....................................         936,000         649,000
  Deferred interest - Corporation .......................                        (463,000)
  Gain (loss) on sale ...................................                         113,000
Changes in operating assets and liabilities:
  Accounts receivable, prepaid expenses and other assets        2,024,000      (3,656,000)
  Accounts payable and other liabilities ................      (1,355,000)        272,000
                                                            -------------    ------------
      Net cash provided by (used in) operating activities      14,427,000      (1,126,000)
                                                            -------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to hotel assets ...............................     (16,324,000)       (453,000)
Purchase of investments .................................     (44,007,000)
Net proceeds from sale of hotel assets ..................         634,000
Increase in mortgage notes receivable - Corporation .....     (17,000,000)
Increase in mortgage notes receivable ...................     (20,113,000)
Principal received on mortgage and other notes receivable         925,000       1,466,000
Reorganization costs ....................................                      (1,393,000)
Net changes in notes receivable - Corporation ...........      (7,614,000)     (1,562,000)
                                                            -------------    ------------
      Net cash used in investing activities .............    (103,499,000)     (1,942,000)
                                                            -------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings under lines of credit ........................     104,885,000      27,461,000
Principal payments on mortgage and other notes payable ..                     (32,413,000)
Borrowings under mortgage and other notes ...............                         250,000
Purchase of warrants ....................................                        (514,000)
Capital contributions/adjustments .......................          98,000      11,968,000
Dividends/distributions paid ............................      (9,284,000)
                                                            -------------    ------------
      Net cash provided by financing activities .........      95,699,000       6,752,000
                                                            -------------    ------------

INCREASE IN CASH AND
  CASH EQUIVALENTS ......................................       6,627,000       3,684,000
CASH AND CASH EQUIVALENTS
  AT BEGINNING OF PERIOD ................................         710,000         255,000
                                                            -------------    ------------
CASH AND CASH EQUIVALENTS
  AT END OF PERIOD ......................................   $   7,337,000    $  3,939,000
                                                            =============    ============

See accompanying notes to financial statements.

STARWOOD LODGING CORPORATION
BALANCE SHEETS

                                                                                March 31,      December 31,
                                                                                  1996            1995
                                                                              (Unaudited)
                                                                             -------------    -------------
ASSETS

Hotel assets held for sale - net .........................................   $   2,982,000    $     516,000
Hotel assets - net .......................................................     110,241,000       94,832,000
                                                                             -------------    -------------
                                                                               113,223,000       95,348,000
Investments ..............................................................          17,000           17,000
                                                                             -------------    -------------
      Total real estate investments ......................................     113,240,000       95,365,000
Cash and cash equivalents ................................................      13,309,000        8,622,000
Accounts receivable ......................................................       9,097,000        7,754,000
Notes receivable .........................................................         548,000          564,000
Inventories, prepaid expenses and other assets ...........................       8,747,000        8,416,000
                                                                             =============    =============
                                                                             $ 144,941,000    $ 120,721,000
                                                                             =============    =============

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
Mortgage and other notes payable .........................................   $   4,679,000    $   4,285,000
Mortgage notes payable - Trust ...........................................      85,676,000       68,486,000
Notes payable - Trust ....................................................      24,466,000       17,978,000
Accounts payable and other liabilities ...................................      19,331,000       14,610,000
                                                                             -------------    -------------
                                                                               134,152,000      105,359,000
                                                                             -------------    -------------

Commitments and contingencies

MINORITY INTEREST ........................................................       3,202,000        4,622,000
                                                                             -------------    -------------

SHAREHOLDERS' EQUITY
Corporation common stock at March 31, 1996 and December 31, 1995, $.01 par value; authorized 100,000,000
   shares; outstanding 13,798,000 shares .................................         138,000          138,000
Additional paid-in capital ...............................................      79,387,000       79,488,000
Distributions in excess of earnings ......................................     (71,938,000)     (68,886,000)
                                                                             -------------    -------------
                                                                                 7,587,000       10,740,000
                                                                             -------------    -------------
                                                                             $ 144,941,000    $ 120,721,000
                                                                             =============    =============


See accompanying notes to financial statements.

STARWOOD LODGING CORPORATION
STATEMENTS OF OPERATIONS

(Unaudited)

                                                                 Three Months Ended March 31,
                                                                 ----------------------------
                                                                     1996            1995
                                                                 ------------    ------------
REVENUE

Hotel ........................................................   $ 44,064,000    $ 22,781,000
Gaming .......................................................      6,829,000       6,669,000
Loss from joint venture ......................................       (762,000)         15,000
Interest from notes receivable ...............................         21,000
Other income .................................................        467,000          27,000
                                                                 ------------    ------------

                                                                   50,619,000      29,492,000
                                                                 ------------    ------------

EXPENSES

Hotel operations .............................................     30,050,000      16,280,000
Gaming operations ............................................      5,835,000       6,021,000
Rent - Trust .................................................     11,504,000       5,163,000
Interest - Trust .............................................      2,188,000         767,000
Interest - other .............................................         55,000         318,000
Depreciation and amortization ................................      4,274,000       1,172,000
Administrative and operating .................................      1,185,000         713,000
                                                                 ------------    ------------

                                                                   55,091,000      30,434,000
                                                                 ------------    ------------

Loss before minority interest ................................     (4,472,000)       (942,000)
Minority interest ............................................     (1,420,000)       (638,000)
                                                                 ------------    ------------


                                                      NET LOSS   $ (3,052,000)   $   (304,000)
                                                                 ============    ============

                                            NET LOSS PER SHARE   $      (0.22)   $      (0.15)
                                                                 ============    ============

See accompanying notes to financial statements.

STARWOOD LODGING CORPORATION
STATEMENTS OF CASH FLOWS
(Unaudited)

                                                           Three Months Ended March 31,
                                                          -------------------------------
                                                              1996                1995
                                                          ------------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income ............................................   $ (3,052,000)      $  (304,000)
Adjustments to reconcile net income to net cash
  provided by operating activities:
  Minority interest ...................................     (1,420,000)         (638,000)
  Depreciation and amortization .......................      4,274,000         1,172,000
  Deferred interest - Trust ...........................       (936,000)          463,000
Changes in operating assets and liabilities:
  Accounts receivable inventories, prepaid expenses and
    other assets ......................................     (1,962,000)       (2,233,000)
  Accounts payable and other liabilities ..............      3,959,000         1,981,000
                                                          ------------       -----------
      Net cash provided by operating activities .......        863,000           441,000
                                                          ------------       -----------
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to hotel assets .............................    (21,172,000)           21,000
Principal received on notes receivable ................         16,000            14,000
Reorganization costs ..................................                       (1,393,000)
                                                          ------------       -----------
      Net cash used in investing activities ...........    (21,156,000)       (1,358,000)
                                                          ------------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES
Net change in notes payable - Trust ...................      7,614,000         1,562,000
Increase in mortgage notes payable - Trust ............     17,000,000
Borrowings under mortgage and other notes payable .....        467,000
Mortgage and other notes payable ......................                         (165,000)
Capital contributions (adjustments) ...................       (101,000)        2,892,000
                                                          ------------       -----------
      Net cash provided by financing activities .......     24,980,000         4,289,000
                                                          ------------       -----------
INCREASE IN CASH AND CASH EQUIVALENTS .................      4,687,000         3,372,000
CASH AND CASH EQUIVALENTS
  AT BEGINNING OF PERIOD ..............................      8,622,000         4,810,000
                                                          ------------       -----------
CASH AND CASH EQUIVALENTS
  AT END OF PERIOD ....................................   $ 13,309,000       $ 8,182,000
                                                          ============       ===========

See accompanying notes to financial statements.

                           STARWOOD LODGING TRUST AND
                          STARWOOD LODGING CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

NOTE 1.  INTERIM FINANCIAL STATEMENTS

         The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q which mandate adherence to Rule 10-01 of Regulation S-X. Accordingly, these statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management of the Trust and the Corporation, all adjustments necessary for a fair presentation, consisting only of normal recurring accruals, have been included. The financial statements presented herein have been prepared in accordance with the accounting policies described in the Registrants' Joint Annual Report on Form 10-K/A for the year ended December 31, 1995 and should be read in conjunction therewith.

NOTE 2.  BASIS OF PRESENTATION

         The Trust and the Corporation have unilateral control of Realty and Operating, respectively, and therefore, the historical financial statements of Realty and Operating are consolidated with those of the Trust and the Corporation, respectively. Paired share information has been adjusted to reflect a one-for-six reverse stock split effective June 19, 1995.

NOTE 3.  HOTEL ASSETS

         On January 4, 1996, the Companies completed the purchase of the equity in the Grand Hotel, a 263-room luxury hotel, located in Washington, D.C., for an additional $13.5 million. The Company had purchased a mortgage interest in the hotel in September 1995 for the $19.5 million.

         On March 25, 1996, the Companies completed the acquisition of the 257-room Midland Hotel, located in Chicago, IL, for approximately $21 million.

NOTE 4.  MORTGAGE NOTES RECEIVABLE

         On February 26, 1996, the Companies acquired a debt interest for $21 million and entered into an agreement to purchase the equity interest in the 251-room Doubletree Guest Suites Hotel and the 175-room Days Inn, both located at the Philadelphia Airport in Philadelphia, PA.

NOTE 5.  INVESTMENTS

         On January 24, 1996, the Companies completed the acquisition of an interest in the 960-room Boston Park Plaza Hotel Complex in Boston, Massachusetts. The Companies formed two limited liability companies in partnership with Donald Saunders Family L.L.C. ("Saunders"). The Trust contributed approximately $41.6 million in exchange for a 58.2 percent interest in each of the limited liability companies, while Saunders contributed its existing interest in the asset for the remaining 42.8 percent interest in each of the limited liability companies. The Companies have accounted for this transaction under the equity method of accounting.

NOTE 6.  INTEREST RATE HEDGING AGREEMENTS

         On January 17, 1996, the Trust entered into two interest rate hedging agreements known as Treasury locks, which have the effect of fixing the base rate of interest at 5.7 percent for debt the Companies intend to issue in October, 1996 with an aggregate notional principal amount of $100 million and a term to maturity of seven years. The actual interest rate will be determined by reference to this base rate.

         At settlement, the Trust will pay or receive an amount which will be capitalized and amortized over the term of the related debt of seven years. Such amount is not anticipated to have a material effect on the Trust's liquidity or operating results. If the Trust did not issue any such debt, such amount would still be payable or receivable and would be treated as a loss or gain, accordingly. Such a gain or loss could have a material effect on the Trust's results from operations; however due to Management's current intention to issue $100 million of debt in October of 1996, with a term to maturity of seven years, no such gain or loss is anticipated.

NOTE 7.  PRO FORMA FINANCIAL INFORMATION

         As required by Regulation S-X, the following unaudited pro forma separate and combined condensed financial information for the three months ended March 31, 1996 and 1995 is presented as if the 1995 Offering and certain property acquisitions, including the acquisition of the Sheraton Colony Square; the Embassy Suites Tempe; the Omni; the Doral Inn; the Terrace Garden Inn; the Lenox Inn; the Calverton Holiday Inn; the Grand; the Boston Park Plaza; and the Midland Hotel had occurred at the beginning of each of the respective periods.

                                                                  Three Months Ended March 31, 1996
                                                -----------------------------------------------------------------------
                                                       Trust                  Corporation                Combined
                                                --------------------     ----------------------     -------------------
        Revenues                                $   18,725,000           $   52,801,000             $   57,406,000
        Net income (loss)                       $    7,246,000           $   (3,644,000)            $    3,603,000
        Net income (loss) per share             $        .53             $       (.26)              $        .26

                                                                  Three Months Ended March 31, 1995
                                                -----------------------------------------------------------------------
                                                       Trust                  Corporation                Combined
                                                --------------------     ----------------------     -------------------
        Revenues                                $   12,901,000           $     48,642,000           $   52,049,000
        Net income (loss)                       $    3,537,000           $       (596,000)          $    2,941,000
        Net income (loss) per share             $        .26             $       (.04)              $        .21


NOTE 8.  SUBSEQUENT EVENTS

         On April 12, 1996, the Trust and the Corporation completed a public offering of 2,000,000 paired shares (the "1996 Offering"). Net proceeds from the 1996 Offering of approximately $63 million were used, in part, to fund the acquisitions of the Clarion Hotel located at the San Francisco Airport (acquired on April 24, 1996) and Doubletree Guest Suite hotels located in Irving, Texas; Ft. Lauderdale, Florida; and Tampa, Florida (all three properties acquired on April 26, 1996).

         On April 24, 1996, the Companies completed the acquisition of the 442-room Clarion hotel, located at the San Francisco Airport, for $31.7 million.

         On April 26, 1996, the Companies completed the acquisition of the 308-room Doubletree Guest Suite hotel located in Irving, Texas, the 254-room Doubletree Guest Suite hotel located in Ft. Lauderdale Florida, and the 260-room Doubletree Guest Suite hotel located in Tampa, Florida. The Companies acquired the three properties for $73.5 million.

NOTE 9.  IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

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

STARWOOD LODGING TRUST AND STARWOOD LODGING CORPORATION
UNAUDITED COMBINED STATEMENTS OF OPERATIONS

                                                                   Three Months Ended March 31,
                                                             -----------------------------------------
                                                                                        Pro Forma
                                                                  1996                     1995
                                                             ----------------        -----------------
REVENUE
Hotel ............................................             $44,064,000              $30,908,000
Gaming ...........................................               6,829,000                6,669,000
Interest from mortgage and other notes ...........               2,525,000                2,586,000
Income from joint ventures and rents from
  leased hotel properties.........................                 594,000                  159,000
Other income......................................                 873,000                   61,000
Loss on sale of hotel assets .....................                                         (113,000)
                                                             ----------------        -----------------
                                                                54,885,000               40,270,000
                                                             ----------------        -----------------

EXPENSES
Hotel operations .................................              30,050,000               21,327,000
Gaming operations ................................               5,835,000                6,021,000
Interest .........................................               3,223,000                  269,000
Depreciation and amortization.....................               7,660,000                4,426,000
Administrative and operating .....................               2,373,000                1,104,000
                                                             ----------------        -----------------
                                                                49,141,000               33,147,000
                                                             ----------------        -----------------

Income before minority interest ..................               5,744,000                7,123,000
Minority interest in Partnerships ................               1,654,000                2,144,000
                                                             ----------------        -----------------

Net income .......................................             $ 4,090,000               $4,979,000
                                                             ================        =================

Net income per paired share ......................                  $0.30                     $0.36
                                                             ================        =================


See accompanying notes to the pro forma statements of operations.

                           STARWOOD LODGING TRUST AND
                          STARWOOD LODGING CORPORATION

                    NOTES TO THE UNAUDITED COMBINED PRO FORMA
                        STATEMENTS OF OPERATIONS FOR THE
                        THREE MONTHS ENDED MARCH 31, 1995

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

Due to the impact of certain events which occurred in 1995, the historical results of operations and earnings per share for the three months ended March 31, 1995 are not indicative of subsequent and future results of operations and earnings per share. The Unaudited Combined Pro Forma Statements of Operations included as part of the financial statements for the three months ended March 31, 1995 give effect, as of the beginning of the period presented, to the public offering on July 6, 1995 (the "1995 Offering") by the Trust and the Corporation of 11,787,500 paired shares raising net proceeds of $245.7 million, and the acquisitions of the Sheraton Colony Square in Atlanta, Georgia, the Embassy Suites in Tempe, Arizona, and the Omni hotel in Chapel Hill, North Carolina. The pro forma information is based upon historical information and does not purport to present what actual results would have been had such transactions, in fact, occurred at the beginning of the period presented, or to project results for any future period.

NOTE 2.  NET INCOME PER PAIRED SHARE

Net income per paired share has been computed using the pro forma weighted average number of paired shares and equivalent paired shares outstanding for each period presented -- 13,798,192 paired shares.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following Management's Discussion and Analysis should be read in conjunction with the Management's Discussion and Analysis included in the Companies' Joint Annual Report on Form 10-K/A for the year ended December 31, 1995.

HISTORICAL RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995

         The following discussion and analysis of the historical results of operations for the three months ended March 31,1996 and 1995 give effect to transactions on the actual date they were consummated.

THE TRUST:

         Rents from the Corporation, which are based in part on hotel revenues, increased $6.3 million for the three months ended March 31, 1996, as compared to the corresponding period of 1995. The increase was primarily the result of rents earned by Realty on eight hotels acquired during the twelve months ended March 31, 1996. The investment in eight hotels (the Omni Hotel acquired in April 1995; the Sheraton Colony Square and the Embassy Suites Tempe acquired in July 1995; the Doral Inn acquired in September 1995, the Terrace Garden Inn, and Lenox Inn acquired in October 1995; the Beltsville Holiday Inn acquired in November 1995 and the Grand Hotel acquired in January 1996) accounted for increased rents of $5.7 million for the three months ended March 31, 1996. In addition, rents earned by the Trust from continuously owned properties leased by the Corporation increased $600,000.

         Interest from the Corporation increased by $1.4 million for the three months ended March 31, 1996, as compared to the corresponding period of 1995. The increase in interest income was primarily a result of interest on the first mortgage of the Milwaukee Marriott Hotel (owned by a partnership of which Operating is the sole general partner) which was purchased by Realty in July 1995.

         Interest from mortgage and other notes amounted to $2.5 million for the three months ended March 31, 1996, as compared to $2.6 million for the corresponding period in 1995. The decrease resulted from principal amortization.

         Income from joint ventures and rents from other leased hotel properties increased by $1.2 million for the three months ended March 31, 1996. The increase primarily resulted from the Trust's 58.2% investment in the Boston Park Plaza.

         Included in other income for the three months ended March 31, 1996 is $314,500 recorded as a result of the Ross Litigation settlement (see Item I of Part II).

         Interest expense decreased by $2.3 million for the three months ended March 31, 1996 as compared to the corresponding period of 1995. The decrease was due to the repayment of approximately $206.5 million of existing indebtedness in connection with the 1995 Offering offset by borrowings under the lines of credit used to acquire the above mentioned properties.

         Depreciation and amortization expense increased by $1.7 million during the three months ended March 31, 1996 as compared to the corresponding period of 1995, principally due to the above mentioned property acquisitions and to the amortization of financing costs.

         Administrative and operating expenses for the three months ended March 31, 1996 increased by $833,000 to $1.2 million reflecting increased payroll costs due to the growth of the Trust and costs incurred relating to the potential acquisition of hotels which ultimately were not acquired.

         Minority interest represents the interest of Starwood Capital in the Realty Partnership for the three months ended March 31, 1996.

THE CORPORATION:

         Hotel revenues increased by $21.3 million for the three months ended March 31, 1996 as compared to the corresponding period of 1995. The addition of the nine acquired properties as discussed above resulted in increases in hotel revenues of $19.4 million for the three month period ended March 31, 1996. The remaining increase of $1.9 million for the three months ended March 31, 1996 is attributable to other continuously owned properties.

         Hotel gross margin for the first quarter of 1996 was $14.0 million, or 31.8% of hotel revenues, as compared to $6.5 million, or 28.5% of hotel revenues, for the first quarter of 1995. The increases in gross margin were primarily due to increases in REVPAR and the termination of third-party management agreements.

         Gaming revenues for the first quarter of 1996 as compared to the corresponding period of 1995 increased by $160,000 or 2.4% to $6.8 million.

         Gaming gross margin for the first quarter of 1996 was $994,000, or 14.6% of gaming revenues, as compared to $648,000 or 9.7% of gaming revenues, for the first quarter of 1995.

         Included in other income for the three months ended March 31, 1996 is $314,500 recorded as a result of the Ross Litigation settlement (See Item 1 of Part II) and $133,000 representing management fee income from the joint venture that owns the Boston Park Plaza.

         Loss from joint venture represents a loss, after rents to the Trust, from the Corporation's 58.2% investment in the Boston Park Plaza.

         Administrative and operating expenses for the three months ended March 31, 1996, increased by $472,000 to $1.2 million or 2.3% of revenues, as compared to $713,000 or 2.4% of revenues for the corresponding period of 1995. The increase was primarily a result of increases in payroll costs commensurate with the Companies' growth, as well as the assumption of management of hotels previously provided by third-party operators.

         Depreciation and amortization expense increased by $3.1 million for the three months ended March 31, 1996, as compared to the corresponding period of 1995. The increase was primarily a result of the acquired hotels and amortization of reorganization costs as discussed above.

         Minority interest represents the interest of Starwood Capital in the Operating Partnership for the three months ended March 31, 1996.

         For information with respect to rent and interest to the Trust during the three months ended March 31, 1996 and 1995, see "Trust" immediately above.

COMBINED HISTORICAL RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND COMBINED PRO FORMA RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 1995

NET INCOME

         Combined net income for the three months ended March 31, 1996 was $4.1 million, or $.30 per paired share, on combined revenues of $54.9 million, compared to combined pro forma net income of $5.0 million, or $.36 per paired share, on combined revenues of $40.3 million for the corresponding period in 1995. The decline in net income reflects the impact of a $3.2 million increase in depreciation over the prior period.

INTERNAL GROWTH

         On a same-store-sales basis, including all hotels acquired prior to March 31, 1996, revenues per available room (REVPAR) for the three months ended March 31, 1996 increased 9.3 percent, from $48.71 to $53.22. The increase in REVPAR resulted from an increase in average daily rate (ADR) of 7.6 percent, from $75.90 to $81.67 and a one percentage point increase in occupancy rates from 64% to 65%.

         The overall increase in REVPAR for the first quarter of 1996 was largely attributable to the strong increase in REVPAR at the Companies' upscale market hotels, which experienced an increase in REVPAR of 12.2 percent. ADR for the Companies' upscale and midscale/economy market hotels increased
8.2 percent and 6.0 percent, respectively. Management believes that ADR increases, particularly in the upscale segment, reflect increases in demand which continue to outpace increases in supply.

         The following tables summarize average occupancy, ADR and REVPAR on a year-over-year basis for the Companies' owned and operated, nongaming hotels for the three months ended March 31, 1996 and 1995:

                                                       Three Months Ended
                                                           March 31,
                                                 -------------------------------
All Nongaming Hotels:                                 1996            1995
- --------------------                                  ----            ----
Occupancy rate .............................          65%             64%
ADR.........................................         $81.67          $75.90
REVPAR......................................         $53.22          $48.71
REVPAR % change                                       9.3

                                                       Three Months Ended
                                                           March 31,
                                                 -------------------------------
Upscale Hotels:                                       1996            1995
- --------------                                        ----            ----
Occupancy rate .............................          67%             64%
ADR.........................................         $96.69          $89.34
REVPAR......................................         $64.64          $57.61
REVPAR % change                                       12.2

                                                       Three Months Ended
                                                           March 31,
                                                 -------------------------------
Midscale/Economy Hotels:                              1996            1995
- ------------------------                              ----            ----
Occupancy rate .............................          63%             64%
ADR.........................................         $58.87          $55.53
REVPAR......................................         $36.86          $35.37
REVPAR % change                                       4.2

         Management believes that the increases in REVPAR resulted primarily from increases in demand due to more favorable economic conditions which have created increased business and leisure travel throughout the United States, while the supply of hotel rooms has not increased as rapidly. Revenue increases were greatest at the recently acquired city center properties in Boston, New York, and Washington notwithstanding adverse weather conditions and the federal government shutdown. Hotels in Phoenix, which benefited from the Super Bowl in January, and the Dallas Park Central hotel also realized strong REVPAR growth. REVPAR declined at the Portland Riverside Inn as a result of the impact of renovations expected to be completed in May, 1996.

         Management believes that there are several important factors that have contributed to the improved profitability of hotel properties, including increased occupancy and average room rate and effective cost management. Because a substantial portion of the hotels' operating costs and expenses are generally fixed, the Companies derive substantial operating leverage from increases in revenue. Consequently, primarily as a result of the stronger growth in ADR than in occupancy, gross margins for the first quarter of 1996 rose to 32% from 31% in the corresponding quarter in 1995.

EXTERNAL GROWTH

         During the first quarter of 1996, the Companies acquired the equity of the 263-room Grand Hotel in Washington, DC; a 58.2 percent interest in the 960-room Boston Park Plaza Hotel Complex in Boston, Massachusetts; a debt interest in the 251-room Doubletree Guest Suites Hotel and the 175-room Days Inn, both located at the Philadelphia Airport in Philadelphia, Pennsylvania; and the 257-room Midland Hotel in Chicago, Illinois. In total, the Companies' growth through acquisitions in the twelve months ending March 31, 1996, including the hotels acquired in April 1996 (See Item I, note 8), has exceeded $356 million including the assumption of management of ten of these hotels containing an aggregate of 3,526 rooms.

SELF MANAGEMENT

         As discussed above, in the twelve months ending March 31, 1996, Operating has assumed management of nine hotels acquired since the 1995 Offering as well as four continuously owned properties consistent with its business objective to capture the economic benefits otherwise retained by a third-party operator. Of the remaining three third-party management agreements in place at March 31, 1996, all except for the Harvey Wichita Hotel, are expected to be terminated in 1996. Management believes that the assumption of direct control over the operations of these hotels will allow the Companies to effectively use their experience to improve operations and implement renovations and expansions.

RENOVATIONS AND REPOSITIONING HOTELS

         The Companies have commenced an estimated $10 million major renovation of the Dallas Park Central Hotel and conversion to a Radisson. Additionally, the Companies have commenced an estimated $6 million renovation of the Atlanta Sheraton Colony Square Hotel and a $2 million renovation of the Portland Riverside Inn expected to be completed by the end of the second quarter of 1996. In April, the Companies negotiated the franchising of the French Quarter Suites Hotel in Lexington, Kentucky as a Doubletree Guest Suites. Management expects the hotel to benefit from a national franchise affiliation and reservation system.

SEASONALITY AND DIVERSIFICATION

         Demand is affected by normally recurring seasonal patterns. Generally, the Companies' portfolio of hotels as a whole has performed better in the second and third quarters due to decreased travel in the winter months. Future acquisitions may further affect the seasonality of the Companies' current portfolio.

         The Companies have continued to implement a business strategy of franchise and geographic diversification.

OTHER INCOME AND ADMINISTRATIVE AND OPERATING EXPENSES

         Included in other income for the three months ended March 31, 1996 is $629,000 received in connection with the Ross settlement agreement (see Item I of Part II).

         Administrative and operating expenses for the first quarter of 1996 increased to $2.4 million representing approximately 4.3 percent of revenue, from $1.1 million or approximately 2.7 percent of revenue in the first quarter of 1995. The increase was primarily a result of an increase in payroll costs due to additions to the corporate staffs commensurate with the Companies' growth, as well as the assumption of management of hotels previously provided by third-party operators. The increase also resulted from costs relating to the potential acquisition of hotels which ultimately were not acquired.

COMBINED LIQUIDITY AND CAPITAL RESOURCES

         Cash Flow Provided by Operating Activities. The principal source of cash to be used to fund the Companies' operating expenses, interest expense, recurring capital expenditures and dividend payments by the Trust will be cash flow provided by operating activities. The Companies anticipate that their cash flow provided by operating activities will provide the necessary funds on a short and long term basis to meet their operating cash requirements including all distributions to shareholders by the Trust. During the first quarter, the Trust paid a dividend of $0.47 per share for the fourth quarter of 1995 and declared a dividend of $0.47 per share for the quarter ending March 31, 1996.

         Cash Flows from Investing and Financing Activities. Additionally, the Companies intend to finance the acquisition of additional hotel properties, hotel renovations and capital improvements and provide for general corporate purposes through three loan facilities with affiliates of Lehman Brothers Inc. and, when market conditions warrant, to issue additional equity or debt securities.

         In March 1996, Realty entered into a loan facility (the "Term Loan") with an affiliate of Lehman Brothers Inc. The 12-month Term Loan was put in place to fund the acquisition in March 1996, of the Midland Hotel in Chicago and, in April 1996, the facility was increased to $94 million. The Term Loan is secured by certain properties of the Companies on a cross-collateralized basis. As of April 30, 1996, Realty had borrowed $74 million under the Term Loan, which accrues interest at a rate equal to the one, two or three month LIBOR, at the Companies' option, plus (a) 1.75% for the first $20 million and (b) 1.95% for the balance of the Term Loan. The Term Loan may be retired from the proceeds of public or private issuances of equity or debt securities by the Companies.

         On April 12, 1996, the Companies completed the 1996 Offering of 2,000,000 paired shares at a net price to the Companies of $31.50 per paired share. The net proceeds of approximately $63 million were used, in part, to fund the acquisition of the Clarion Hotel at the San Francisco Airport and the Doubletree Guest Suite hotels located in Irving, Texas; Ft. Lauderdale, Florida and Tampa, Florida.

         As previously discussed, the Companies have commenced an approximately $10 million major renovation of the Dallas Park Central Hotel and conversion to a Radisson, a $6 million renovation of the Atlanta Sheraton Colony Square Hotel and a $2 million renovation of the Portland Riverside Inn. Major and minor renovations of other hotels are also being contemplated. Sources of capital for major building renovations and expansions are expected to be: (i) excess funds from operations, (ii) additional debt financing, and (iii) additional equity raised in the public and private markets. As of the date of the filing of this report, since January 1, 1995, the Companies have invested over $356 million in hotel assets ($97.5 million including recurring capital expenditures for the three month period ended March 31, 1996). As part of their investment strategy, the Companies plan to acquire additional hotels. Future acquisitions are expected to be funded through further draws under the Acquisition Facility and the Term Loan or other borrowings and the issuance of additional equity or debt securities. The Companies intend to incur additional indebtedness in a manner consistent with their policy of maintaining a Ratio of Debt-to-Total Market Capitalization of not more than 50%. Management of each of the Trust and of the Corporation believes that it will have access to capital resources sufficient to satisfy the cash requirements of each of the Trust and the Corporation and to expand and develop their business in accordance with their strategy for future growth.

FUNDS FROM OPERATIONS

         Management believes that funds from operations ("FFO") is one measure of financial performance of an equity REIT such as the Trust. Combined FFO (as defined by the National Association of Real Estate Investment Trusts)(1) for the three months ended March 31, 1996 grew by 12.0 percent to $13.1 million, compared to combined historical FFO of $3.1 million and pro forma FFO of $11.7 million for the corresponding period in 1995. The following table shows the calculation of historical and pro forma combined FFO for the indicated periods:

                                                                               Three Months Ended
                                                                                   March 31,
                                                         ----------------------------------------------------------------
                                                                                    Pro Forma             Historical
                                                                1996                  1995                   1995
                                                                ----                  ----                   ----
                    (in thousands)
Income before extraordinary item and minority
  interest ............................................       $ 5,744                $ 7,123             $      79
Real estate related depreciation and amortization, net
  of amortization of financing costs ..................         7,381                  4,426                 2,863
Loss on sales of hotel assets .........................                                  113                   113
                                                         -------------------    ------------------    -------------------
                                                    FFO       $13,125                $11,662                $3,055
                                                         ===================    ==================    ===================

FFO includes $226,000 and $293,000 of interest income recognized in excess of the actual cash received on mortgage notes receivable (as a result of the notes having been purchased at a discount) for the three months ended March 31, 1996 and 1995, respectively.

(1) With respect to the presentation of FFO, management elected early adoption of the "new definition" as recommended in the March 1995 NAREIT White Paper on FFO beginning January 1, 1995. Management and industry analysts generally consider funds from operations to be one measure of the financial performance of an equity REIT that provides a relevant basis for comparison among REITs and it is presented to assist investors in analyzing the performance of the Company. FFO is defined as income before minority interest (computed in accordance with generally accepted accounting principles), excluding gains (losses) from debt restructuring and sales of property, and real estate related depreciation and amortization (excluding amortization of financing costs). FFO does not represent cash generated from operating activities in accordance with generally accepted accounting principles and is not necessarily indicative of cash available to fund cash needs. FFO should not be considered an alternative to net income as an indication of the Company's financial performance or as an alternative to cash flows from operating activities as a measure of liquidity.

PART II  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

                  During the year ended December 31, 1995, the Trust and the Corporation reached settlement agreements with respect to two purported class action complaints and one complaint which was purportedly brought on behalf of the Trust and the Corporation (collectively, the "Shareholder Actions"). The Shareholder Actions were brought in 1991 and 1992 in each case in connection with the Trust's purchase of its two hotel/casinos and the Ramada Inn in Indian Wells, California.

                  The two purported class actions were filed in the United States District Court for the Southern District of California in August 1991 and February 1992 against the Trust, the Corporation and certain current and former officers, Directors and Trustees. The complaint alleged fraud, violations of federal and California securities laws, the federal Racketeer Influenced and Corrupt Organizations Act and ERISA. The actions sought compensatory damages, rescission and/or treble and exemplary damages plus interest, costs and attorneys' fees and statutory damages under ERISA. The third action was filed in the Superior Court for the State of California for San Diego County in March 1992 against certain current and former officers, Directors and Trustees and alleged breach of fiduciary duty, gross negligence and corporate waste. The action sought compensatory damages, certain remuneration and costs.

         The plaintiffs and defendants in the Shareholder Actions entered into stipulations of settlement providing for the release of all claims that were or might have been made in the Shareholder Actions and provided for a $3,250,000 cash settlement fund which, after payment of fees and expenses of plaintiffs' counsel, will be distributed to the certified plaintiff classes. The Trust and the Corporation have paid $400,000 (which amount was accrued in 1993) into the settlement fund, with the balance of the settlement being paid by the insurance company that issued the directors and officers policy applicable to the period to which the Shareholder Actions relate and by two former officers and Trustees of the Trust. The Trust and the Corporation have also agreed to pay the legal fees and other costs incurred prior to October 12, 1993 by the defendants in the Shareholder Actions. Holders of approximately 200,000 Paired Shares (the "Ross Shares") opted out of the settlement.

         The stipulation requires that the Trust's Board of Trustees and the Corporation's Board of Directors establish a joint transaction committee of independent Trustees and Directors to make recommendations to those Boards with respect to any transaction proposed in the future by management and having a fair market value of $20 million or more.

         Subsequent to the settlement of the Shareholder Actions, Leonard M. Ross and his affiliates ("Ross"), who held 198,398 Paired Shares (as adjusted for the one for six reverse split in June 1995) (the "Ross Shares") and opted out of the settlement, threatened litigation against the Trust and the Corporation.

         In October 1994, Starwood Capital entered into an agreement with Ross to settle the threatened litigation in which Starwood Capital agreed, in exchange for an assignment of Ross' claims against the Trust and the Corporation, to purchase the Ross Shares, at Ross' election, in a 60-day period beginning on the earlier of the first anniversary of the closing of the Reorganization or December 15, 1995 at a price of $33.75 subject to certain adjustments. Starwood Capital also had the right to elect to purchase such paired shares at the same time and on the same terms.

         The Trust and the Corporation accrued a liability as of December 31, 1994 of $2,648,000 reflecting a reasonable estimate of the cost of settling the Ross claims.

         In connection with the Reorganization, which took place in 1995, the Trust and Corporation severally agreed that under certain circumstances they would indemnify Starwood Capital with respect to Starwood Capital's obligations to Ross, up to a maximum of $1.8 million, upon receipt of a full release from Starwood Capital of all of the claims assigned by Ross. At December 31, 1995, the Companies had accrued $1.8 million in respect of this potential liability. The $848,000 reduction in this liability was recorded as an adjustment to contributed capital during 1995.

         Ross elected to sell his paired shares, and in January 1996 those paired shares were sold to a third party through Merrill Lynch. The paired shares were sold at a price of $29.625 per paired share; the Trust and the Corporation paid $1,375,743 in the aggregate pursuant to their indemnity obligations, and Starwood Capital released the Trust and the Corporation from all claims assigned to it by Ross. Additionally, the Trust and the Corporation are entitled to insurance proceeds totaling $205,000 and, as a result, recognized $629,000 of income in the first quarter of 1996.

Item 2.  Changes in Securities

                  None.

Item 3.  Defaults Upon Senior Securities

                  None.

Item 4.  Submission of Matters to a Vote of Security Holders

                  None.

Item 5.  Other Information

                  None.

Item 6.  Exhibits and Reports on Form 8-K
                  (b)  Reports on Form 8-K

                  On January 4, 1996, the Trust and Corporation filed a Joint Current Report on the Form 8-K to report the purchase of the Grand Hotel in Washington, DC (as amended by Form 8-K/A filed on March 19, 1996).

                  On February 5, 1996, the Trust and Corporation filed a Joint Current Report on the Form 8-K to report the purchase of the Boston Park Plaza in Boston, MA (as amended by Form 8-K/A filed on February 12, 1996)

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, each Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STARWOOD LODGING TRUST                            STARWOOD LODGING CORPORATION

Registrant                                        Registrant

/s/ RONALD C. BROWN                               /s/ ALAN M. SCHNAID
- ------------------------------------------        ------------------------------
Ronald C. Brown                                   Alan M. Schnaid
Vice President and Chief Financial Officer        Corporate Controller
(Principal Financial Officer)                     (Principal Accounting Officer)



Date:    May 9, 1996