Form 10-Q
period 1996-06-30
STARWOOD LODGING TRUST; STARWOOD LODGING CORP
filed 1996-08-14
CIK 48595, 316206

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

         [x] Quarterly report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934

         For the quarterly period ended        June 30, 1996
                                        ----------------------------------

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

 2231 East Camelback Road, Suite 410                                          2231 East Camelback Road, Suite 400
          Phoenix, AZ 85016                                                            Phoenix, AZ 85016
   (Address of principal executive                                              (Address of principal executive
    offices, including zip code)                                                 offices, including zip code)

           (602) 852-3900                                                               (602) 852-3900
   (Registrant's telephone number,                                              (Registrant's telephone number,
        including area code)                                                         including area code)

   (Former name or former address,                                              (Former name or former address,
    if changed since last report)                                                if changed since last report)
  11835 W. Olympic Blvd., Suite 695                                            11835 W. Olympic Blvd., Suite 675
    Los Angeles, California 90064                                                Los Angeles, California 90064

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

         25,798,886 Shares of Beneficial Interest, par value $0.01 per share, of Starwood Lodging Trust paired with 25,798,886 Shares of Common Stock, par value $0.01 per share, of Starwood Lodging Corporation, outstanding as of August 13, 1996.
================================================================================

STARWOOD LODGING TRUST AND STARWOOD LODGING CORPORATION


PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

         The following financial statements of Starwood Lodging Trust (the "Trust") and Starwood Lodging Corporation (the "Corporation", and collectively, the "Company") are provided pursuant to the requirements of this item.

                          INDEX TO FINANCIAL STATEMENTS

Starwood Lodging Trust and Starwood Lodging Corporation:

  Combined Balance Sheets - As of June 30, 1996 and December 31, 1995 Combined Statements of Operations - For the three and six months ended June
    30, 1996 and 1995
  Combined Statements of Cash Flows - For the six months ended June 30, 1996 and 1995

Starwood Lodging Trust:

  Balance Sheets - As of June 30, 1996 and December 31, 1995
  Statements of Operations - For the three and six months ended June 30, 1996 and 1995
  Statements of Cash Flows - For the six months ended June 30, 1996 and 1995

Starwood Lodging Corporation:

  Balance Sheets - As of June 30, 1996 and December 31, 1995
  Statements of Operations - For the three and six months ended June 30, 1996 and 1995
  Statements of Cash Flows - For the six months ended June 30, 1996 and 1995

  Notes to Financial Statements

Starwood Lodging Trust and Starwood Lodging Corporation:

Combined Statement of Operations for the three and six months ended June 30, 1996 and Combined Pro Forma Statement of Operations - for the three and six months ended June 30, 1995

  Notes to Unaudited Combined Pro Forma Statements of Operations for the three and six months ended June 30, 1996

STARWOOD LODGING TRUST AND STARWOOD LODGING CORPORATION
COMBINED BALANCE SHEETS

                                                                 June 30,           December 31,
                                                                   1996                 1995
                                                                (Unaudited)
                                                               -------------        -------------
ASSETS

Hotel assets held for sale, net .............................  $  39,446,000        $  21,063,000
Hotel assets, net ...........................................    471,800,000          315,895,000
                                                               -------------        -------------
                                                                 511,246,000          336,958,000
Mortgage notes receivable, net ..............................     59,395,000           79,261,000
Investments .................................................     46,410,000            2,858,000
                                                               -------------        -------------
     Total real estate investments ..........................    617,051,000          419,077,000
Cash and cash equivalents ...................................     17,878,000            9,332,000
Accounts and interest receivable ............................     17,379,000            9,595,000
Notes receivable, net .......................................      1,768,000            1,796,000
Inventories, prepaid expenses and other assets ..............     29,423,000           20,194,000
                                                               -------------        -------------
                                                               $ 683,499,000        $ 459,994,000
                                                               =============        =============
LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
Collateralized notes payable and revolving lines of credit ..  $ 272,573,000        $ 119,100,000
Mortgage and other notes payable ............................      1,756,000            4,385,000
Accounts payable and other liabilities ......................     27,532,000           19,022,000
Dividends/distributions payable .............................     10,677,000            9,284,000
                                                               -------------        -------------
                                                                 312,538,000          151,791,000
                                                               -------------        -------------
Commitments and contingencies

MINORITY INTEREST ...........................................    102,014,000           92,735,000
                                                               -------------        -------------
SHAREHOLDERS' EQUITY
Trust shares of beneficial interest at June 30, 1996 and
   December 31, 1995, $.01 par value; authorized
   100,000,000 shares; outstanding 15,799,000 shares
   and 13,799,000 at June 30, 1996 and December 31, 1995,
   respectively .............................................        158,000              138,000
Corporation common stock at June 30, 1996 and December 31,
   1995, $.01 par value; authorized 100,000,000 shares;
   outstanding 15,799,000 shares and 13,799,000 at
   June 30, 1996 and December 31, 1995, respectively ........        158,000              138,000
Additional paid-in capital ..................................    496,448,000          434,107,000
Distributions in excess of earnings .........................   (227,817,000)        (218,915,000)
                                                               -------------        -------------
                                                                 268,947,000          215,468,000
                                                               -------------        -------------
                                                               $ 683,499,000        $ 459,994,000
                                                               =============        =============


See accompanying notes to financial statements.

STARWOOD LODGING TRUST AND STARWOOD LODGING CORPORATION
COMBINED STATEMENTS OF OPERATIONS
(Unaudited)

                                                               Three months ended June 30,
                                                              ------------------------------
                                                                 1996               1995
                                                              -----------        -----------
REVENUE
Hotel ....................................................    $59,441,000        $26,804,000
Gaming ...................................................      6,914,000          7,147,000
Interest from mortgage and other notes ...................      2,236,000          2,555,000
Income from joint ventures and
   rents from leased hotel properties ....................      2,079,000            228,000
Other ....................................................      1,179,000            896,000
Loss on sale of real estate assets .......................       (347,000)                 -
                                                              -----------        -----------
                                                               71,502,000         37,630,000
                                                              -----------        -----------
EXPENSES
Hotel operations .........................................     39,603,000         18,077,000
Gaming operations ........................................      6,357,000          6,312,000
Interest .................................................      4,403,000          4,910,000
Depreciation and amortization ............................      5,792,000          3,322,000
Administrative and operating .............................      2,992,000          1,382,000
                                                              -----------        -----------
                                                               59,147,000         34,003,000
                                                              -----------        -----------

Income before extraordinary item and minority interest ...     12,355,000          3,627,000
Minority interest ........................................      3,834,000          2,649,000
                                                              -----------        -----------
Income before extraordinary item..........................      8,521,000            978,000
Extraordinary item (net of $413,000 minority interest)....      1,077,000                  -
                                                              -----------        -----------

                                              NET INCOME      $ 9,598,000        $   978,000
                                                              ===========        ===========
EARNINGS PER PAIRED SHARE
Income before extraordinary item .........................    $      0.55        $      0.48
Extraordinary item .......................................           0.07                  -
                                                              ===========        ===========
                             NET INCOME PER PAIRED SHARE      $      0.62        $      0.48
                                                              ===========        ===========

                Weighted average number of paired shares       15,556,000          2,022,000
                                                              ===========        ===========

See accompanying notes to financial statements.

STARWOOD LODGING TRUST AND STARWOOD LODGING CORPORATION
COMBINED STATEMENTS OF OPERATIONS
(Unaudited)

                                                                 Six months ended June 30,
                                                              -------------------------------
                                                                 1996                1995
                                                              ------------        -----------
REVENUE
Hotel .....................................................   $103,505,000        $49,585,000
Gaming ....................................................     13,743,000         13,816,000
Interest from mortgage and other notes ....................      4,761,000          5,136,000
Income from joint ventures and rents from leased
  hotel properties ........................................      2,673,000            387,000
Other .....................................................      2,052,000            957,000
Loss on sale of hotel assets ..............................       (347,000)          (113,000)
                                                              ------------        -----------
                                                               126,387,000         69,768,000
                                                              ------------        -----------
EXPENSES
Hotel operations ..........................................     69,653,000         34,357,000
Gaming operations .........................................     12,192,000         12,333,000
Interest ..................................................      7,626,000         10,737,000
Depreciation and amortization .............................     13,452,000          6,185,000
Administrative and operating ..............................      5,365,000          2,450,000
                                                              ------------        -----------
                                                               108,288,000         66,062,000
                                                              ------------        -----------

Income before extraordinary item and minority interest ....     18,099,000          3,706,000
Minority interest .........................................      5,488,000          2,743,000
                                                              ------------        -----------

Income before extraordinary item ..........................     12,611,000            963,000
Extraordinary item (net of $413,000 and $921,000 minority
  interest in 1996 and 1995, respectively) ................      1,077,000            363,000
                                                              ------------        -----------

                                              NET INCOME      $ 13,688,000        $ 1,326,000
                                                              ============        ===========
EARNINGS PER PAIRED SHARE
Income before extraordinary item ..........................   $       0.86        $      0.48
Extraordinary item ........................................           0.07               0.18
                                                              ============        ===========
                             NET INCOME PER PAIRED SHARE      $       0.93        $      0.66
                                                              ============        ===========

                Weighted average number of paired shares        14,677,000          2,022,000
                                                              ============        ===========

See accompanying notes to financial statements.

STARWOOD LODGING TRUST AND STARWOOD LODGING CORPORATION
COMBINED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                            Six months ended June 30,
                                                        ---------------------------------
                                                            1996                1995
                                                        ------------         ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income .........................................    $ 13,688,000         $  1,326,000
Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
  Minority interest ................................       5,488,000            3,664,000
  Extraordinary item ...............................      (1,077,000)          (1,284,000)
  Depreciation and amortization ....................      13,452,000            6,185,000
  Accretion of discount ............................      (1,560,000)          (1,518,000)
  Deferred interest ................................               -              649,000
  Loss on sale of real estate assets ...............         347,000              113,000
Changes in operating assets and liabilities:
  Accounts receivable, inventories, prepaid
    expenses and other assets ......................     (16,056,000)          (9,773,000)
  Accounts payable and other liabilities ...........       7,748,000            1,747,000
                                                        ------------         ------------
      Net cash provided by operating activities ....      22,030,000            1,109,000

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to hotel assets ..........................    (151,552,000)         (12,421,000)
Purchase of investments ............................     (44,007,000)                   -
Decrease in investments ............................         455,000                    -
Net proceeds from sale of hotel assets .............       3,684,000                    -
Increase in mortgage notes receivable ..............     (20,114,000)                   -
Principal received on mortgage and other
    notes receivable ...............................       2,571,000            2,322,000
Reorganization costs ...............................                           (2,786,000)
                                                        ------------         ------------
      Net cash used in financing activities ........    (208,963,000)         (12,885,000)
                                                        ------------         ------------
CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on mortgage and other
     notes payable .................................      (2,990,000)         (33,679,000)
Borrowings under secured notes payable, net ........     153,473,000           27,156,000
Borrowings under mortgage and other notes ..........         434,000            9,977,000
Capital contributions, net .........................       1,728,000           14,860,000
Proceeds from equity offerings .....................      62,363,000                    -
Dividends/distributions paid .......................     (19,529,000)                   -
Purchase of warrants ...............................               -           (1,300,000)
                                                        ------------         ------------
      Net cash provided by financing activities ....     195,479,000           17,014,000
                                                        ------------         ------------

INCREASE IN CASH AND CASH EQUIVALENTS ..............       8,546,000            5,238,000
CASH AND CASH EQUIVALENTS
  AT BEGINNING OF PERIOD ...........................       9,332,000            5,065,000
                                                        ------------         ------------
CASH AND CASH EQUIVALENTS
  AT END OF PERIOD .................................    $ 17,878,000         $ 10,303,000
                                                        ============         ============

See accompanying notes to financial statements.

STARWOOD LODGING TRUST
BALANCE SHEETS

                                                                    June 30,           December 31,
                                                                      1996                 1995
                                                                   (Unaudited)
                                                                  -------------        -------------
ASSETS
Hotel assets held for sale, net ..............................    $  36,324,000        $  20,547,000
Hotel assets, net ............................................      365,498,000          221,063,000
                                                                  -------------        -------------
                                                                    401,822,000          241,610,000
Mortgage notes receivable, net ...............................       59,395,000           79,261,000
Mortgage notes receivable, Corporation .......................       87,655,000           68,486,000
Investments ..................................................       45,884,000            2,841,000
                                                                  -------------        -------------
      Total real estate investments ..........................      594,756,000          392,198,000
Cash and cash equivalents ....................................        7,340,000              710,000
Rent and interest  receivable ................................        1,953,000            1,841,000
Notes receivable, net ........................................        1,219,000            1,232,000
Notes receivable, Corporation ................................       13,555,000           17,978,000
Prepaid expenses and other assets ............................       19,992,000           11,778,000
                                                                  -------------        -------------
                                                                  $ 638,815,000        $ 425,737,000
                                                                  =============        =============
LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
Collateralized notes payable and revolving line of credit ....    $ 272,573,000        $ 119,100,000
Mortgage and other notes payable .............................          100,000              100,000
Accounts payable and other liabilities .......................        4,511,000            4,412,000
Dividends/Distributions payable ..............................       10,677,000            9,284,000
                                                                  -------------        -------------
                                                                    287,861,000          132,896,000
                                                                  -------------        -------------
Commitments and contingencies

MINORITY INTEREST ............................................       96,512,000           88,113,000
                                                                  -------------        -------------
SHAREHOLDERS' EQUITY
Trust shares of beneficial interest at June 30, 1996
   and December 31, 1995, $.01 par value; authorized
   100,000,000 shares; outstanding 15,799,000 shares
   and 13,799,000 at June 30, 1996 and December 31,
   1995, respectively ........................................          158,000              138,000
Additional paid-in capital ...................................      413,962,000          354,619,000
Distributions in excess of earnings ..........................     (159,678,000)        (150,029,000)
                                                                  -------------        -------------
                                                                    254,442,000          204,728,000
                                                                  -------------        -------------
                                                                  $ 638,815,000        $ 425,737,000
                                                                  =============        =============

See accompanying notes to financial statements.

STARWOOD LODGING TRUST
STATEMENTS OF OPERATIONS
(Unaudited)

                                                                 Three Months Ended
                                                                       June 30,
                                                            ------------------------------
                                                                1996              1995
                                                            -----------        -----------
REVENUE
Rents from Corporation ..................................   $11,750,000        $ 5,805,000
Interest from Corporation ...............................     1,915,000            802,000
Interest from mortgage and other notes ..................     2,192,000          2,547,000
Income from joint venture and rents from
  other leased  hotel properties ........................       874,000            228,000
Other income ............................................       667,000             66,000
Loss on sale of real estate assets ......................      (347,000)                 -
                                                            -----------        -----------
                                                             17,051,000          9,448,000
                                                            -----------        -----------
EXPENSES
Interest ................................................     4,271,000          4,599,000
Depreciation and amortization ...........................     3,492,000          2,227,000
Administrative and operating ............................     1,542,000            418,000
                                                            -----------        -----------
                                                              9,305,000          7,244,000
                                                            -----------        -----------
Income before minority interest .........................     7,746,000          2,204,000
Minority interest .......................................     2,146,000          1,644,000
                                                            -----------        -----------

                                            NET INCOME      $ 5,600,000        $   560,000
                                                            ===========        ===========
                                   NET INCOME PER SHARE     $      0.35        $      0.28
                                                            ===========        ===========

See accompanying notes to financial statements.

STARWOOD LODGING TRUST
STATEMENTS OF OPERATIONS
(Unaudited)


                                                                        Six Months Ended
                                                                            June 30,
                                                              -------------------------------------
                                                                  1996                   1995
                                                              --------------        ---------------
REVENUE
Rents from Corporation ....................................   $ 23,254,000        $ 10,968,000
Interest from Corporation .................................      4,103,000           1,569,000
Interest from mortgage and other notes ....................      4,696,000           5,113,000
Income from joint venture and rents from
  other leased hotel properties ...........................      2,230,000             387,000
Other .....................................................      1,073,000             100,000
Loss on sale of real estate assets ........................       (347,000)           (113,000)
                                                              ------------        ------------
                                                                35,009,000          18,024,000
                                                              ------------        ------------
EXPENSES
Interest ..................................................      7,439,000          10,108,000
Depreciation and amortization .............................      6,878,000           3,918,000
Administrative and operating ..............................      2,730,000             773,000
                                                              ------------        ------------
                                                                17,047,000          14,799,000
                                                              ------------        ------------

Income before extraordinary item and  minority interest ...     17,962,000           3,225,000
Minority interest .........................................      5,220,000           2,376,000
                                                              ------------        ------------

Income before extraordinary item ..........................     12,742,000             849,000
Extraordinary item (net of $ 921,000 minority interest) ...              -             363,000
                                                              ------------        ------------

                                             NET INCOME       $ 12,742,000        $  1,212,000
                                                              ============        ============
EARNINGS PER PAIRED SHARE
Income before extraordinary item ..........................   $       0.87        $       0.42
Extraordinary item ........................................              -                0.18
                                                              ------------        ------------
                                    NET INCOME PER SHARE      $       0.87        $       0.60
                                                              ============        ============

See accompanying notes to financial statements.

STARWOOD LODGING TRUST
STATEMENTS OF CASH FLOWS
(Unaudited)

                                                                 Six months ended June 30,
                                                             --------------------------------
                                                                 1996                1995
                                                             -------------        -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income ................................................. $  12,742,000        $ 1,212,000
Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
  Minority interest ........................................     5,220,000          3,297,000
  Extraordinary item .......................................             -         (1,284,000)
  Depreciation and amortization ............................     6,878,000          3,918,000
  Accretion of discount ....................................    (1,560,000)        (1,518,000)
  Deferred interest.........................................             -            649,000
  Deferred interest - Corporation ..........................     1,607,000           (939,000)
  Loss on sale of real estate assets .......................       347,000            113,000
Changes in operating assets and liabilities:
  Accounts receivable, prepaid expenses and other assets ...    (7,369,000)        (7,125,000)
  Accounts payable and other liabilities ...................        99,000         (1,781,000)
                                                             -------------        -----------
      Net cash provided by operating activities ............    17,964,000            104,000
                                                             -------------        -----------
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to hotel assets ..................................  (171,563,000)       (11,835,000)
Purchase of investments ....................................       964,000                  -
Net proceeds from sale of hotel assets .....................     3,684,000                  -
Increase in mortgage notes receivable.......................   (17,000,000)                 -
Increase in mortgage notes receivable, Corporation .........   (20,113,000)                 -
Principal received on mortgage and other notes receivable ..     2,555,000          2,294,000
Reorganization costs .......................................             -         (1,393,000)
Net changes in notes receivable, Corporation ...............    (4,878,000)        (1,673,000)
                                                             -------------        -----------
      Net cash used in investing activities ................  (206,351,000)       (12,607,000)
                                                             -------------        -----------
CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings under lines of credit ...........................   155,060,000         27,156,000
Principal payments on mortgage and other notes payable .....    (1,587,000)       (33,175,000)
Borrowings under mortgage and other notes ..................             -          9,977,000
Purchase of warrants .......................................             -         (1,235,000)
Capital contributions ......................................     1,829,000         11,968,000
Proceeds from equity offering ..............................    59,244,000                  -
Dividends/distributions paid ...............................   (19,529,000)                 -
                                                             -------------        -----------
      Net cash provided by financing activities ............   195,017,000         14,691,000
                                                             -------------        -----------
INCREASE IN CASH AND
  CASH EQUIVALENTS .........................................     6,630,000          2,188,000
CASH AND CASH EQUIVALENTS
  AT BEGINNING OF PERIOD ...................................       710,000            255,000
                                                             -------------        -----------
CASH AND CASH EQUIVALENTS
  AT END OF PERIOD ......................................... $   7,340,000        $ 2,443,000
                                                             =============        ===========

See accompanying notes to financial statements.

STARWOOD LODGING CORPORATION
BALANCE SHEETS

                                                             June 30,          December 31,
                                                               1996               1995
                                                           (Unaudited)
                                                           ------------        ------------
ASSETS
Hotel assets held for sale, net .......................... $  3,122,000        $    516,000
Hotel assets, net ........................................  106,302,000          94,832,000
                                                           ------------        ------------
                                                            109,424,000          95,348,000
Investments ..............................................      526,000              17,000
                                                           ------------        ------------
      Total real estate investments ......................  109,950,000          95,365,000
Cash and cash equivalents ................................   10,538,000           8,622,000
Accounts receivable ......................................   15,426,000           7,754,000
Notes receivable .........................................      549,000             564,000
Inventories, prepaid expenses and other assets ...........    9,431,000           8,416,000
                                                           ------------        ------------
                                                           $145,894,000        $120,721,000
                                                           ============        ============
LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
Mortgage and other notes payable ......................... $  1,656,000        $  4,285,000
Mortgage notes payable, Trust ............................   87,655,000          68,486,000
Notes payable, Trust .....................................   13,555,000          17,978,000
Accounts payable and other liabilities ...................   23,021,000          14,610,000
                                                           ------------        ------------
                                                            125,887,000         105,359,000
                                                           ------------        ------------
Commitments and contingencies

MINORITY INTEREST ........................................    5,502,000           4,622,000
                                                           ------------        ------------
SHAREHOLDERS' EQUITY
Corporation common stock at June 30, 1996 and December 31,
   1995, $.01 par value; authorized 100,000,000 shares;
   outstanding 15,799,000 shares and 13,799,000
   at June 30, 1996 and December 31, 1995, respectively...      158,000             138,000
Additional paid-in capital ...............................   82,486,000          79,488,000
Distributions in excess of earnings ......................  (68,139,000)        (68,886,000)
                                                           ------------        ------------
                                                             14,505,000          10,740,000
                                                           ------------        ------------
                                                           $145,894,000        $120,721,000
                                                           ============        ============

See accompanying notes to financial statements.

STARWOOD LODGING CORPORATION
STATEMENTS OF OPERATIONS
(Unaudited)

                                                              Three months ended June 30,
                                                             -----------------------------
                                                                1996              1995
                                                             -----------       -----------
REVENUE
Hotel ....................................................   $59,441,000       $26,804,000
Gaming ...................................................     6,914,000         7,147,000
Income from joint venture ................................     1,205,000                 -
Interest from notes receivable ...........................        44,000             8,000
Management fees and other income .........................       512,000           830,000
                                                             -----------       -----------
                                                              68,116,000        34,789,000
                                                             -----------       -----------
EXPENSES
Hotel operations .........................................    39,603,000        18,077,000
Gaming operations ........................................     6,357,000         6,312,000
Rent, Trust ..............................................    11,750,000         5,805,000
Interest, Trust ..........................................     1,915,000           802,000
Interest, other ..........................................       132,000           311,000
Depreciation and amortization ............................     2,300,000         1,095,000
Administrative and operating .............................     1,450,000           964,000
                                                             -----------       -----------
                                                              63,507,000        33,336,000
                                                             -----------       -----------

Income before minority interest ..........................     4,609,000         1,423,000
Minority interest ........................................     1,688,000         1,005,000
                                                             -----------       -----------

Income before extraordinary items ........................     2,921,000           418,000
Extraordinary item (net of $413,000 minority interest) ...     1,077,000
                                                             -----------       -----------

                                             NET INCOME      $ 3,998,000       $   418,000
                                                             ===========       ===========
                                   NET INCOME PER SHARE      $      0.26       $      0.21
                                                             ===========       ===========

See accompanying notes to financial statements.

STARWOOD LODGING CORPORATION
STATEMENTS OF OPERATIONS
(Unaudited)

                                                                  Six months ended June 30,
                                                              -------------------------------
                                                                  1996               1995
                                                              ------------        -----------
REVENUE
Hotel .....................................................   $103,505,000        $49,585,000
Gaming ....................................................     13,743,000         13,816,000
Income from joint venture .................................        443,000                  -
Interest from notes receivable ............................         65,000             23,000
Management fees and other income ..........................        979,000            857,000
                                                              ------------        -----------
                                                               118,735,000         64,281,000
                                                              ------------        -----------
EXPENSES
Hotel operations ..........................................     69,653,000         34,357,000
Gaming operations .........................................     12,192,000         12,333,000
Rent, Trust ...............................................     23,254,000         10,968,000
Interest, Trust ...........................................      4,103,000          1,569,000
Interest, other ...........................................        187,000            629,000
Depreciation and amortization .............................      6,574,000          2,267,000
Administrative and operating ..............................      2,635,000          1,677,000
                                                              ------------        -----------
                                                               118,598,000         63,800,000
                                                              ------------        -----------

Income before minority interest ...........................        137,000            481,000
Minority interest .........................................        268,000            367,000
                                                              ------------        -----------

Income (loss) before extraordinary item ...................       (131,000)           114,000
Extraordinary item (net of $413,000 minority interest) ....      1,077,000                  -
                                                              ------------        -----------

                                            NET INCOME        $    946,000        $   114,000
                                                              ============        ===========

                                  NET INCOME PER SHARE        $       0.06        $      0.06
                                                              ============        ===========

See accompanying notes to financial statements.

STARWOOD LODGING CORPORATION
STATEMENTS OF CASH FLOWS
(Unaudited)

                                                          Six months ended June 30,
                                                      --------------------------------
                                                          1996               1995
                                                      ------------        ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income .........................................  $    946,000        $    114,000
Extraordinary item..................................    (1,077,000)                  -
Adjustments to reconcile net income to net cash
  provided by operating activities:
  Minority interest ................................       268,000             367,000
  Depreciation and amortization ....................     6,574,000           2,267,000
  Deferred interest - Trust ........................    (1,607,000)            939,000
Changes in operating assets and liabilities:
  Accounts receivable inventories, prepaid
    expenses and other assets ......................    (8,687,000)         (2,648,000)
  Accounts payable and other liabilities ...........     7,649,000             (34,000)
                                                      ------------        ------------
      Net cash provided by operating activities ....     4,066,000           1,005,000
                                                      ------------        ------------
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to hotel assets ..........................   (23,996,000)           (586,000)
Increase in investments ............................      (509,000)                  -

Principal received on notes receivable .............        15,000              28,000
Reorganization costs ...............................             -          (1,393,000)
                                                      ------------        ------------
      Net cash used in investing activities ........   (24,490,000)         (1,951,000)
                                                      ------------        ------------
CASH FLOWS FROM FINANCING ACTIVITIES
Net change in notes payable - Trust ................     4,878,000           1,673,000
Increase in mortgage notes payable - Trust .........    17,468,000                   -
Principal payments on mortgage and other notes
  payable ..........................................    (3,024,000)           (504,000)
Capital contributions (adjustments) ................      (101,000)          2,892,000
Proceeds from offering..............................     3,119,000
Purchase of Warrants................................             -             (65,000)
                                                      ------------        ------------
      Net cash provided by financing activities ....    22,340,000           3,996,000
                                                      ------------        ------------

INCREASE IN CASH AND CASH EQUIVALENTS ..............     1,916,000           3,050,000
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD ...     8,622,000           4,810,000
                                                      ------------        ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD .........  $ 10,538,000        $  7,860,000
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

NOTE 2. BASIS OF PRESENTATION

        The Trust and the Corporation have unilateral control of SLT Realty Limited Partnership ("Realty") and SLC Operating Limited Partnership ("Operating"), respectively, and therefore, the historical financial statements of Realty and Operating are consolidated with those of the Trust and the Corporation, respectively. Paired share information has been adjusted to reflect a one-for-six reverse stock split effective June 19, 1995.

NOTE 3. HOTEL ASSETS

         On January 4, 1996, the Company completed the purchase of the equity in the Grand Hotel, a 263-room luxury hotel, located in Washington, D.C., for an additional $13.5 million. The Company had purchased a mortgage interest in the hotel in September 1995 for $19.5 million.

         On March 22, 1996, the Company acquired the 257-room Midland Hotel, located in Chicago, Illinois, for $21 million in cash.

         On April 24, 1996, the Company completed the acquisition of the 442-room Clarion hotel, located at the San Francisco Airport, in Millbrae, California for approximately $30.5 million in cash.

         On April 26, 1996, the Company completed the acquisition of three Doubletree Guest Suite hotels, consisting of 822 suites, located in Irving, Texas; Ft. Lauderdale, Florida; and Tampa, Florida for approximately $75 million in cash.

         The Company, in June 1996, acquired the 251-suite Doubletree Guest Suites hotel and the 177-room Days Inn, both located at the Philadelphia Airport in Philadelphia, Pennsylvania. The aggregate purchase price for both properties, inclusive of $2 million in cash reserves was approximately $22.5 million including $1.8 million in limited partnership units in Realty and Operating convertible into paired shares.

NOTE 4. OFFERING

         On April 12, 1996, the Company completed a public offering of 2,000,000 paired shares (the "April 1996 Offering"). Net proceeds from the April 1996 Offering of approximately $62.4 million were used, in part, to fund the acquisitions of the 442-room Clarion Hotel located at the San Francisco Airport (acquired on April 24, 1996) and the Doubletree Guest Suite hotels located in Irving, Texas; Ft. Lauderdale, Florida; and Tampa, Florida (all three properties were acquired on April 26, 1996).

NOTE 5. INVESTMENTS

         On January 24, 1996, the Company completed the acquisition of an interest in the 960-room Boston Park Plaza Hotel Complex in Boston, Massachusetts. The Company formed two limited liability companies in partnership with Donald Saunders Family L.L.C. ("Saunders"). The Trust contributed approximately $41.6 million in exchange for a 58.2% interest in each of the limited liability companies, while Saunders contributed its existing interest in the asset for the remaining 42.8% interest in each of the limited liability companies. The Company has accounted for this transaction under the equity method of accounting.

NOTE 6. HOTEL ASSETS HELD FOR SALE

At June 30, 1996, the Company's portfolio included six hotel properties which were held for sale. The six properties include the 300-room King 8 Hotel & Gambling Hall in Las Vegas, Nevada, the 150-room Bourbon Street Hotel and Casino in Las Vegas, Nevada, the 151-room Bay Valley resort in Bay City, Michigan, the 166-room Best Western in Las Cruces, New Mexico, the 175-room Best Western Airport in El Paso, Texas and the 142-room Best Western in Savannah, Georgia. During the quarter ended June 30, 1996 the Company sold the Best Western Columbus North in Columbus, Ohio for approximately $3.1 million.

NOTE 7. INTEREST RATE HEDGING AGREEMENTS

         On January 17, 1996, the Trust entered into two interest rate hedging agreements known as Treasury locks, which have the effect of fixing the base rate of interest at 5.7% for debt the Company intends to issue in October, 1996 with an aggregate notional principal amount of $100 million and a term to maturity of seven years. The actual interest rate will be determined by reference to this base rate.

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

NOTE 8. SUBSEQUENT EVENTS

         On May 14, 1996, the Company announced that they had entered into an agreement to acquire a portfolio of eight upscale and luxury full-service hotels including: the 290-room Ritz Carlton in Philadelphia, Pennsylvania; the 373-room Ritz Carlton in Kansas City, Missouri; the 347-room Westin Hotel in Waltham, Massachusetts; the 370-room Doubletree Hotel at Concourse in Atlanta, Georgia; the 739-room Doubletree Hotel LAX in Los Angeles, California; the 450-room Doubletree Hotel at Horton Plaza in San Diego, California; the 321-room Doubletree Grand Hotel at Mall of America, Bloomington, Minnesota; and the 251-room Sheraton Ft. Lauderdale Airport Hotel in Dania, Florida (collectively, the "Teachers Portfolio"), from Teachers Insurance and Annuity Association for an aggregate purchase price of approximately $309 million in cash. The purchase was completed on August 12, 1996.

         On July 3, 1996, the Company announced that they had entered into an agreement to acquire nine mid- and up-scale, full-service hotels from Hotels of Distinction Ventures, Inc. for an aggregate purchase price of $135 million in cash. The portfolio consists of the 257-room Marque in Atlanta, Georgia; the 247-room Sheraton in Needham, Massachusetts; the 198-room Embassy Suites in Palm Desert, California; the 297-room Embassy Suites in St. Louis, Missouri; the 215-room Hotel Park in Tucson, Arizona; the 254-room Sheraton Metrodome in Minneapolis, Minnesota; the 422-room Arlington Park Hilton in Arlington Heights, Illinois; the 224-room Hilton Hotel in Allentown, Pennsylvania; and the 293-room Radisson Marque in Winston-Salem, North Carolina (collectively, the "HOD Portfolio"). The Company entered into a definitive agreement to purchase the HOD portfolio and expects to complete the acquisition in August, 1996.

        On August 7, 1996, the Trust entered into an interest hedging agreement known as a Treasury lock. The Trust entered into the agreement to eliminate exposure to fluctuations in ten year interest rates. The agreement is with a large financial institution and has the effect of fixing a base rate (6.67 percent) at which the Trust can issue debt with a principal amount of $150 million and a term of ten years. The agreement extends until March 1997 at which time the difference between the current market rate and the base rate will be determined. The resulting impact on interest over the term of the debt will be calculated and the Trust will accordingly pay or receive an amount equal to the calculation. Such amount will be capitalized and amortized over the term of the debt. If the Trust did not issue any such debt, such amount would still be payable or receivable and would be treated as a loss or gain, accordingly.

        On August 12, 1996, the Company completed a public offering of 10,000,000 paired shares (the "August 1996 Offering"). Net proceeds from the August 1996 Offering of approximately $338.0 million were used to fund the acquisition costs of the Teachers Portfolio and the balance is expected to be used to fund a portion of the acquisition cost of the HOD Portfolio.

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

STARWOOD LODGING TRUST AND STARWOOD LODGING CORPORATION
UNAUDITED COMBINED STATEMENTS OF OPERATIONS


                                                           Three months ended June 30,
                                                         --------------------------------
                                                                               Pro Forma
                                                            1996                  1995
                                                         ------------        ------------
REVENUE
Hotel ............................................       $ 59,441,000        $ 32,670,000
Gaming ...........................................          6,914,000           7,147,000
Interest from mortgage and other notes ...........          2,236,000           2,555,000
Income from joint ventures and rents from leased
  hotel properties ...............................          2,079,000             228,000
Management fees and other income .................          1,179,000             896,000
Loss on sale of hotel assets .....................           (347,000)
                                                         ------------        ------------
                                                           71,502,000          43,496,000
                                                         ------------        ------------

EXPENSES
Hotel operations .................................         39,603,000          21,972,000
Gaming operations ................................          6,357,000           6,312,000
Interest .........................................          4,403,000             270,000
Depreciation and amortization ....................          5,792,000           4,664,000
Administrative and operating .....................          2,992,000           1,356,000
                                                         ------------        ------------
                                                           59,147,000          34,574,000
                                                         ------------        ------------

Income from operations before minority interest ..         12,355,000           8,922,000
Minority interest in Partnerships ................          3,834,000           2,685,000
                                                         ------------        ------------

Income from operations ...........................       $  8,521,000        $  6,237,000
                                                         ============        ============

Income from operations per paired share ..........       $       0.55        $       0.45
                                                         ============        ============



See accompanying notes to the pro forma statements of operations.

STARWOOD LODGING TRUST AND STARWOOD LODGING CORPORATION
UNAUDITED COMBINED STATEMENTS OF OPERATIONS

                                                        Six months ended June 30,
                                                    ---------------------------------
                                                                          Pro Forma
                                                       1996                  1995
                                                    -------------        -------------
REVENUE
Hotel ............................................  $ 103,505,000        $  63,578,000
Gaming ...........................................     13,743,000           13,816,000
Interest from mortgage and other notes ...........      4,761,000            5,136,000
Income from joint ventures and rents
  from leased hotel properties ...................      2,673,000              387,000
Management fees and other income .................      2,052,000              957,000
Loss on sale of hotel assets .....................       (347,000)            (113,000)
                                                    -------------        -------------
                                                      126,387,000           83,761,000
                                                    -------------        -------------
EXPENSES
Hotel operations .................................     69,653,000           43,296,000
Gaming operations ................................     12,192,000           12,333,000
Interest .........................................      7,626,000              539,000
Depreciation and amortization ....................     13,452,000            9,090,000
Administrative and operating .....................      5,365,000            2,460,000
                                                    -------------        -------------
                                                      108,288,000           67,718,000
                                                    -------------        -------------

Income from operations before minority interest ..     18,099,000           16,043,000
Minority interest in Partnerships ................      5,488,000            4,827,000
                                                    -------------        -------------

Income form operations ...........................  $  12,611,000        $  11,216,000
                                                    =============        =============

Income from operations per paired share ..........  $        0.86        $        0.81
                                                    =============        =============

See accompanying notes to the pro forma statements of operations.

                           STARWOOD LODGING TRUST AND
                          STARWOOD LODGING CORPORATION

                    NOTES TO THE UNAUDITED COMBINED PRO FORMA
                        STATEMENTS OF OPERATIONS FOR THE
                    THREE AND SIX MONTHS ENDED JUNE 30, 1995


NOTE 1. BASIS OF PRESENTATION

         The Trust and the Corporation (collectively, the "Company") have unilateral control of SLT Realty Limited Partnership ("Realty") and SLC Operating Limited Partnership ("Operating" and, together with Realty the "Partnerships"), respectively, and, therefore, the historical financial statements of Realty and Operating are consolidated with those of the Trust and the Corporation. Unless the context otherwise requires, all references herein to the "Company" refer to the Trust and the Corporation, and all references to the "Trust" and to the "Corporation" include the Trust and the Corporation and those entities respectively owned or controlled by the Trust or the Corporation, including Realty and Operating.

         Due to the impact of certain events which occurred in 1995, the historical results of operations and earnings per share for the three and six months ended June 30, 1995 are not indicative of subsequent and future results of operations and earnings per share. The Unaudited Combined Pro Forma Statements of Operations included as part of the financial statements for the three and six months ended June 30, 1996 give effect, as of the beginning of the period presented, to the following: the public offering on July 6, 1995 (the "1995 Offering") by the Trust and the Corporation of 11,787,500 paired shares raising net proceeds of approximately $245.7 million; the acquisition of the 462-room Sheraton Colony Square in Atlanta, Georgia; the acquisition of the 224-room Embassy Suites in Tempe, Arizona; the acquisition of the 168-room
Omni hotel in Chapel Hill, North Carolina. The pro forma information is based upon historical information and does not purport to present what actual results would have been had such transactions, in fact, occurred at the beginning of the period presented, or to project results for any future period.

NOTE 2. NET INCOME PER PAIRED SHARE

Net income per paired share has been computed using the pro forma weighted average number of paired shares and equivalent paired shares outstanding for each period presented.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following Management's Discussion and Analysis should be read in conjunction with the Management's Discussion and Analysis included in the Company's Joint Annual Report on Form 10-K/A for the year ended December 31, 1995.

HISTORICAL RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1996 AND 1995

         The following discussion and analysis of the historical results of operations for the three and six months ended June 30,1996 and 1995 give effect to transactions on the actual date they were consummated.

THE TRUST:

         Rents from the Corporation, which are based in part on hotel revenues, increased $5.9 million and $12.3 million for the three and six months ended June 30, 1996, respectively as compared to the corresponding periods of 1995. The increase was primarily the result of rents earned by Realty on 12 hotels acquired during the twelve months ended June 30, 1996. The investment in 12 hotels (the 462-room Sheraton Colony Square and the 224-room Embassy Suites Tempe acquired in July 1995; the 652-room Doral Inn acquired in September 1995, the 364-room Terrace Garden Inn, and 180-room Lenox Inn acquired in October 1995; the 206-room Holiday Inn Calverton acquired in November 1995; the 263-room Westin, Washington DC acquired in January 1996; the 442-room Clarion Hotel, and the three Doubletree Guest Suites hotels (822 suites) acquired in April, 1996; and the 251-suite Doubletree Guest Suites hotel acquired in June, 1996) accounted for increased rents of $5.4 million and $10.7 million for the three and six months ended June 30, 1996, respectively, as compared to the corresponding periods in 1995. In addition, rents earned by the Trust from continuously owned properties leased by the Corporation increased by $500,000 and $1.6 million for the three and six months ended June 30, 1996, respectively, as compared to the corresponding periods in 1995.

         Interest from the Corporation increased by $1.1 million and $2.5 million for the three and six months ended June 30, 1996, respectively, as compared to the corresponding periods of 1995. The increase in interest income was primarily a result of interest on the first mortgage of the Milwaukee Marriott Hotel which was purchased by Realty in July 1995.

         Interest from mortgage and other notes amounted to $2.2 million and $4.7 million for the three and six months ended June 30, 1996, respectively, as compared to $2.5 million and $5.1 million, respectively for the corresponding periods in 1995. The decrease resulted from principal amortization.

         Income from joint ventures and rents from other leased hotel properties increased by $646,000 and $1.8 million for the three and six months ended June 30, 1996, respectively as compared to the corresponding periods in 1995. The increase primarily resulted from the Trust's 58.2% investment in the 960-room Boston Park Plaza.

         Other income for the six months ended June 30, 1996 includes a $314,000 gain (net of related expenses) realized in connection with the sale of securities, which were purchased in pursuit of certain properties. Also included in other income is $314,500 recorded as a result of the Ross Litigation settlement (see Item I of Part II).

         Interest expense decreased by $328,000 and $2.7 million for the three and six months ended June 30, 1996, respectively as compared to the corresponding periods of 1995. The decrease was due to the repayment of approximately $206.5 million of existing indebtedness in connection with the 1995 Offering offset by borrowings under the lines of credit used to acquire the above mentioned properties.

         Depreciation and amortization expense increased by $1.3 million and $3.0 million during the three and six months ended June 30, 1996, respectively as compared to the corresponding periods of 1995, principally due to the above mentioned property acquisitions and to the amortization of financing costs.

         Administrative and operating expenses for the three and six months ended June 30, 1996 increased by $1.1 million and $2.0 million, respectively to $1.5 million and $2.7 million as compared to $418,000 and $773,000, respectively for the corresponding periods of 1995. The increase resulted primarily from increased payroll costs due to the growth of the Trust and costs incurred relating to the potential acquisition of hotels which ultimately were not acquired. Administrative and operating expenses includes a payment of $228,000 to Jeffrey C. Lapin, the former President and COO of the Trust pursuant to his separation agreement.

         Minority interest represents primarily the interest of Starwood Capital in the Realty Partnership for the three and six months ended June 30, 1996.


THE CORPORATION:

         Hotel revenues increased by $32.6 million and $53.9 million for the three and six months ended June 30, 1996, respectively as compared to the corresponding periods of 1995. The addition of the 12 acquired properties as discussed above and the addition of the 257-room Midland hotel in Chicago, Illinois resulted in increases in hotel revenues of $32.0 million and $50.0 million for the three and six months ended June 30, 1996, respectively. The remaining increase of $600,000 and $3.9 million for the three and six months ended June 30, 1996, respectively is attributable to other continuously owned properties.

         Hotel gross margin for the second quarter of 1996 was $19.8 million, or 33.4% of hotel revenues, as compared to $8.7 million, or 32.6% of hotel revenues, for the second quarter of 1995. Hotel gross margin for the six months ended June 30, 1996 was $33.9 million, or 32.7% of hotel revenues, as compared to $15.2 million, or 30.7% of hotel revenues, for the corresponding period in 1995. The increases in gross margin were primarily due to increases in REVPAR and the termination of third-party management agreements.

         Gaming revenues for the second quarter of 1996 as compared to the corresponding period of 1995 decreased by $233,000 to $6.9 million. Gaming revenues for the six months ended June 30, 1996 as compared to the corresponding period of 1995 decreased by $73,000 to $13.7 million.

         Gaming gross margin for the second quarter of 1996 was $557,000 or 8.1% of gaming revenues, as compared to $835,000 or 11.7% of gaming revenues, for the second quarter of 1995. Gaming gross margin for the six months ended June 30, 1996 was $1.6 million or 11.3% of gaming revenues, as compared to $1.5 million or 10.7% of gaming revenues, for the corresponding period in 1995.

         Management fees and other income for the six months ended June 30, 1996 includes $314,500 recorded as a result of the Ross Litigation settlement (see
Item I of Part II) and $399,000 of management fee income from the joint venture that owns the Boston Park Plaza hotel.

         Income from joint venture represents income, after rents to the Trust, from the Corporation's 58.2% investment in the 960-room Boston Park Plaza.

         Administrative and operating expenses for the three and six months ended June 30, 1996, increased by $486,000 to $1.5 million or 2.1% of revenues and by $958,000 to $2.6 million or 2.2% of revenues, respectively, as compared to $964,000 or 2.8% of revenues and $1.7 million or 2.6% of revenues, respectively, for the corresponding periods of 1995. The increases were primarily a result of increases in payroll costs commensurate with the Company's growth, as well as the assumption of management of hotels previously provided by third-party operators.

         Depreciation and amortization expense increased by $1.2 million and $4.3 million for the three and six months ended June 30, 1996, respectively, as compared to the corresponding periods of 1995. The increases were primarily a result of depreciation on the hotels acquired, as discussed above.

         Minority interest represents primarily the interest of Starwood Capital in the Operating Partnership for the three and six months ended June 30, 1996.

         For information with respect to rent and interest to the Trust during the three and six months ended June 30, 1996 and 1995, see "Trust" immediately above.

COMBINED HISTORICAL RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1996 AND COMBINED PRO FORMA RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1995

INCOME FROM OPERATIONS

         Combined income from operations for the second quarter of 1996 was $8.5 million, or $0.55 per paired share, on combined revenues of $71.5 million, compared to combined pro forma income from operations of $6.2 million, or $0.45 per paired share, on combined revenues of $43.5 million for the corresponding period in 1995.

         Combined income from operations for the six months ended June 30, 1996 was $12.6 million, or $0.86 per paired share, on combined revenues of $126.4 million, compared to combined pro forma net income of $11.2 million, or $0.81 per paired share, on combined revenues of $83.8 million for the corresponding period in 1995.

INTERNAL GROWTH

         On a same-store-sales basis, including all hotels acquired prior to June 30, 1996, revenues per available room (REVPAR) for the second quarter of 1996 increased 9.7%, from $59.07 to $64.81 over the same period in 1995. The increase in REVPAR resulted from an increase in average daily rate (ADR) of 9.5%, from $78.79 to $86.28, with the occupancy rate remaining constant.

         On a same-store-sales basis, including all hotels acquired prior to June 30, 1996, revenues per available room (REVPAR) for the six months ended June 30, 1996 increased 9.6%, from $54.34 to $59.54 over the same period in 1995. The increase in REVPAR resulted from an increase in average daily rate
(ADR) of 8.7%, from $77.58 to $84.35 and a one percentage point increase in occupancy rates from 70% to 71%.

         The overall increase in REVPAR for the second quarter and six months ended June 30, 1996 was largely attributable to the strong increase in REVPAR at the Company's upscale market hotels. These hotels experienced an increase in REVPAR of 11.0% and 10.6% for the second quarter and six months ended June 30, 1996, respectively, as compared to the corresponding periods of 1995. ADR for the Company's upscale hotels increased 8.1% and 8.1%, for both the second quarter and the six months ended June 30, 1996, respectively, as compared to the corresponding periods of 1995. Management believes that ADR increases, particularly in the upscale segment, reflect increases in demand which continue to outpace increases in supply.

         The following tables summarize average occupancy, ADR and REVPAR on a year-over-year basis for the Company's owned and operated, nongaming hotels for the three and six months ended June 30, 1996 and 1995:

                                                       Three Months Ended
                                                            June 30,
                                                 -------------------------------
All Nongaming Hotels:                                 1996            1995
- --------------------                                  ----            ----
Occupancy rate .............................         75.1%           75.0%
ADR.........................................        $86.28          $78.79
REVPAR......................................        $64.81          $59.07
REVPAR % change                                       9.7%

                                                        Six Months Ended
                                                             June 30,
                                                 -------------------------------
All Nongaming Hotels:                                 1996            1995
- --------------------                                  ----            ----
Occupancy rate .............................         70.6%           70.0%
ADR.........................................        $84.35          $77.58
REVPAR......................................        $59.54          $54.34
REVPAR % change                                       9.6%

                                                       Three Months Ended
                                                              June 30,
                                                 -------------------------------
Upscale Hotels:                                       1996            1995
- --------------                                        ----            ----
Occupancy rate .............................         78.0%           76.0%
ADR.........................................        $95.98          $88.75
REVPAR......................................        $74.87          $67.43
REVPAR % change                                      11.0%

                                                         Six Months Ended
                                                             June 30,
                                                 -------------------------------
Upscale Hotels:                                       1996            1995
- --------------                                        ----            ----
Occupancy rate .............................         72.5%           70.9%
ADR.........................................        $90.47          $83.71
REVPAR......................................        $65.59          $59.33
REVPAR % change                                      10.6%

                                                        Three Months Ended
                                                             June 30,
                                                 -------------------------------
Midscale/Economy Hotels:                              1996            1995
- ------------------------                              ----            ----
Occupancy rate .............................         69.1%           72.9%
ADR.........................................        $63.52          $57.80
REVPAR......................................        $43.89          $42.16
REVPAR % change                                       4.1%

                                                         Six Months Ended
                                                             June 30,
                                                 -------------------------------
Midscale/Economy Hotels:                              1996            1995
- ------------------------                              ----            ----
Occupancy rate .............................         67.1%           68.6%
ADR.........................................        $72.38          $66.27
REVPAR......................................        $48.59          $45.43
REVPAR % change                                       6.9%


         Management believes that the increases in REVPAR resulted primarily from increases in demand due to more favorable economic conditions which have created increased business and leisure travel throughout the United States, while the supply of hotel rooms has not increased as rapidly. Revenue increases were greatest at the recently acquired city center properties in Atlanta, Boston, Chicago, New York, and Washington. REVPAR declined at the Portland Riverside Inn as a result of the impact of renovations completed in the second quarter of 1996.

In addition, REVPAR at the Terrace Garden Inn and Dallas Park Central declined as a result of renovations undertaken during the second quarter of 1996.

         Management believes that there are several important factors that have contributed to the improved profitability of hotel properties, including increased occupancy and ADR and effective cost management. Because a substantial portion of the hotels' operating costs and expenses are generally fixed, the Company derives substantial operating leverage from increases in revenue. Consequently, primarily as a result of the stronger growth in ADR than in occupancy, gross margins for the second quarter of 1996 rose to 33.4% from 32.6% in the corresponding quarter in 1995 and rose to 32.7% for the six months ended June 30, 1996 from 30.7% in the corresponding period in 1995.

EXTERNAL GROWTH

        During the six months ended June 30, 1996, the Company acquired the equity of the 263-room Grand Hotel (renamed The Westin Hotel) in Washington, DC (January, 1996); a 58.2% interest in the 960-room Boston Park Plaza Hotel Complex in Boston, Massachusetts (January, 1996); the 257-room Midland Hotel in Chicago, Illinois (March, 1996); the 442-room Clarion Hotel located at the San Francisco Airport, in Millbrae California (April 1996), the 260-room
Doubletree Guest Suites hotel in Tampa, Florida, the 254-room Doubletree Guest Suites hotel in Cypress Creek, Florida, and the 308-room Doubletree Guest Suites hotel in Irving, Texas (April, 1996), and the 251-room Doubletree Guest Suites hotel and the 177-room Days Inn, both located at the Philadelphia Airport in Philadelphia, Pennsylvania (June 1996).

SELF MANAGEMENT

         As discussed above, in the twelve months ending June 30, 1996, Operating has assumed management of 12 hotels acquired during the period, as well as four continuously owned properties consistent with its business objective to capture the economic benefits otherwise retained by a third-party operator. Of the remaining three third-party management agreements in place at June 30, 1996, all except for one, are expected to be terminated in 1996. Management believes that the assumption of direct control over the operations of these hotels will allow the Company to effectively use their experience to improve operations and implement renovations and expansions.

RENOVATIONS AND REPOSITIONING HOTELS

         During the second quarter, the Company substantially completed a $2.1 million renovation of the Portland Riverside Inn in Portland, Oregon. Additionally, the Company has undertaken renovations of the Dallas Park Central in Dallas, Texas, the Sheraton Colony Square and Terrace Garden Inn, both located in Atlanta, Georgia. The Company estimates that it will cost approximately $20 million to complete such renovations. In April, 1996, the Company converted the French Quarter Suites Hotel in Lexington, Kentucky to a Doubletree Guest Suites franchise.

SEASONALITY AND DIVERSIFICATION

         Demand is affected by normally recurring seasonal patterns. Generally, the Company's portfolio of hotels as a whole has performed better in the second and third quarters due to decreased travel in the winter months. Future acquisitions may further affect the seasonality of the Company's current portfolio.

         The Company has continued to implement a business strategy of franchise and geographic diversification.

OTHER INCOME AND ADMINISTRATIVE AND OPERATING EXPENSES

         Other income for the six months ended June 30, 1996 includes a $314,000 gain (net of related expenses) realized in connection with the sale of securities, which were purchased in pursuit of certain properties. Also included in other income is $629,000 recorded in connection with the Ross Litigation settlement (see Item I of Part II).

         Administrative and operating expenses for the three and six months ended June 30, 1996 increased by $1.6 million to $3.0 million or 4.1% of revenue and by $2.9 million to $5.4 million or 4.2% of revenues, respectively, as compared to $1.4 million or 3.1% of revenues and $2.5 million or 2.9% of revenues, respectively, for the corresponding periods of 1995. The increase was primarily a result of an increase in payroll costs due to additions to the corporate staffs commensurate with the Company's growth, as well as the assumption of management of hotels previously provided by third-party operators. Administrative and operating expenses includes a payment of $228,000 to Jeffrey
C. Lapin, the former President and Chief Operating Officer of the Trust pursuant to his separation agreement. The increase also resulted from costs relating to the potential acquisition of hotels which ultimately were not acquired.

COMBINED LIQUIDITY AND CAPITAL RESOURCES

         Cash Flow Provided by Operating Activities. The principal source of cash to be used to fund the Company's operating expenses, interest expense, recurring capital expenditures and distribution payments by the Trust will be cash flow provided by operating activities. The Company anticipates that cash flow provided by operating activities will provide the necessary funds on a short and long term basis to meet operating cash requirements including all distributions to shareholders by the Trust. During the first quarter, the Trust paid a distribution of $0.47 per share for the fourth quarter of 1995. During the second quarter, the Trust paid a distribution of $0.47 per share for the quarter ending March 31, 1996, and declared a distribution of $0.49 per share for the quarter ended June 30, 1996.

         Cash Flows from Investing and Financing Activities. Additionally, the Company intends to finance the acquisition of additional hotel properties, hotel renovations and capital improvements and provide for general corporate purposes through three loan facilities with affiliates of Lehman Brothers Inc. and, when market conditions warrant, to issue additional equity or debt securities.

         In March 1996, Realty entered into a loan facility (the "Term Loan") with an affiliate of Lehman Brothers Inc. The 12-month Term Loan was put in place to fund the acquisition in March 1996, of the 257-room Midland Hotel in Chicago and, in April 1996, the facility was increased to $94 million. The Term Loan is secured by certain properties of the Company on a cross-collateralized basis. As of June 30, 1996, Realty had borrowed $74 million under the Term Loan, which accrues interest at a rate equal to the one, two or three month LIBOR, at the Company's option, plus (a) 1.95 % for the first $20 million and (b) 1.75 % for the balance of the Term Loan. The Term Loan may be retired from the proceeds of public or private issuances of equity or debt securities by the Company.

         In July, 1996, the maturity date of the Mortgage Loan Funding Facility (the "Repo Facility") was extended from January 25, 1997 to July 25, 1997. As of June 30, 1996, Realty had borrowed $71 million under the Repo Facility.

         In July 1996, the Company agreed to terms with an institutional lender for a one-year (extendible to 18 months) $300 million loan to fund a portion of the acquisition cost of the Teachers Portfolio and the HOD Portfolio (the "1996 Facility"). The 1996 Facility will bear interest at one-month LIBOR plus 1.75%. The 1996 Facility is subject to the satisfaction of certain conditions, including the negotiation of definitive documentation.

         On April 12, 1996, the Company completed a public offering of 2,000,000 paired shares at a net price to the Company of $31.50 per paired share. The net proceeds of approximately $62.4 million were used, in part, to fund the acquisition of the 442-room Clarion Hotel at the San Francisco Airport and the three Doubletree Guest Suite hotels located in Irving, Texas; Ft. Lauderdale, Florida and Tampa, Florida.

         On August 12, 1996, the Company completed a public offering of 10,000,000 paired shares. Net proceeds from the offering of approximately $338.0 million were used to fund the acquisition costs of the Teachers Portfolio and the balance is expected to be used to fund a portion of the acquisition cost of the HOD Portfolio. The remaining portion of the Teachers Portfolio and HOD Portfolio will be funded through the Acquisition Facility discussed above.

         As previously discussed, the Company has substantially completed a $2.1 million renovation of the Portland Riverside Inn, in Portland, Oregon. In addition, the Company has commenced a major renovation of the Dallas Park Central Hotel, the renovation of the Sheraton Colony Square Hotel in Atlanta, Georgia and the renovation of the Terrace Garden Inn in Atlanta, Georgia. The Company estimates that it will cost approximately $20 million to complete such renovations. Major and minor renovations of other hotels are also being contemplated. Sources of capital for major building renovations and expansions are expected to be: (i) excess funds from operations, (ii) additional debt financing, and (iii) additional equity raised in the public and private markets. As of the date of the filing of this report, since January 1, 1995, the Company has invested over $380 million in hotel assets (approximately $210 million including capital expenditures for the six months ended June 30, 1996). As part of its investment strategy, the Company plans to acquire additional hotels. Future acquisitions are expected to be funded through further draws under the Acquisition Facility and the Term Loan and the issuance of additional equity or debt securities. The Company intends to incur additional indebtedness in a manner consistent with their policy of maintaining a Ratio of Debt-to-Total Market Capitalization of not more than 50%. Management of each of the Trust and of the Corporation believes that it will have access to capital resources sufficient to satisfy the cash requirements of each of the Trust and the Corporation and to expand and develop their business in accordance with their strategy for future growth.

FUNDS FROM OPERATIONS

         Management believes that funds from operations ("FFO") is one measure of financial performance of an equity REIT such as the Trust. Combined FFO (as defined by the National Association of Real Estate Investment Trusts)(1) for the quarter ended June 30, 1996 grew by 162 percent to $18.2 million, compared to combined historical FFO of $6.9 million for the corresponding period in 1995 and grew by 38% compared to pro forma FFO of $13.2 million for the corresponding period in 1995. The following table shows the calculation of historical and pro forma combined FFO for the quarter ended June 30, 1996:

                                                                      Three Months Ended
                                                                          June 30,
                                                             -------------------------------------
                                                                           Pro Forma    Historical
                                                               1996           1995          1995
                                                               ----           ----          ----
                                                                         (in thousands)
Income before extraordinary item and minority
  interest ...........................................       $12,355       $ 8,922       $ 3,627
Real estate related depreciation and amortization, net
  of amortization of financing costs .................         5,507         4,250         3,322
Loss on sales of hotel assets ........................           347
                                                             -------       -------       -------
                                                   FFO       $18,209       $13,172       $ 6,949
                                                             =======       =======       =======


         For the six months ended June 30, 1996 combined FFO grew by 213% to $31.3 million, compared to combined historical FFO of $10.0 million for the corresponding period in 1995 and grew by 26% compared to pro forma FFO of $24.8 million for the corresponding period in 1995. The following table shows the calculation of historical and pro forma combined FFO for the six months ended June 30, 1996:

                                                                        Six Months Ended
                                                                            June 30,
                                                             -----------------------------------
                                                                           Pro Forma    Historical
                                                                1996          1995          1995
                                                                ----          ----          ----
                                                                         (in thousands)
Income before extraordinary item and minority
  interest ...........................................       $18,099       $16,043       $ 3,706
Real estate related depreciation and amortization, net
  of amortization of financing costs .................        12,888         8,676         6,185
Loss on sales of hotel assets ........................           347           113           113
                                                             -------       -------       -------
                                                  FFO        $31,334       $24,832       $10,004
                                                             =======       =======       =======


FFO includes $292,000 and $252,000 of interest income recognized in excess of the actual cash received on mortgage notes receivable (as a result of the notes having been purchased at a discount) for the quarter ended June 30, 1996 and 1995, respectively, and $518,000 and $545,000 for the six months ended June 30, 1996 and 1995, respectively..

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

         In connection with the Reorganization, which took place in 1995, the Trust and Corporation severally agreed that under certain circumstances they would indemnify Starwood Capital with respect to Starwood Capital's obligations to Ross, up to a maximum of $1.8 million, upon receipt of a full release from Starwood Capital of all of the claims assigned by Ross. At December 31, 1995, the Company had accrued $1.8 million in respect of this potential liability. The $848,000 reduction in this liability was recorded as an adjustment to contributed capital during 1995.

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

        None.

Item 5. Other Information

        None.

Item 6. Exhibits and Reports on Form 8-K

         (a) Exhibits

                10.1    Exchange Rights Agreement dated June 3, 1996
                10.2    Registration Rights Agreement dated June 3, 1996
                10.3    Employment Agreement with Ted Darnall dated
                          April 19, 1996
                10.4    Employment Agreement with Eric A. Danziger dated
                          June 27, 1996
                10.5    Separation Agreement with Jeffrey C. Lapin dated
                          June 18, 1996

                10.6 Asset Purchase Agreement by and between 730 Cal Hotel Properties II, Inc., 730 Georgia Hotel Properties, I, Inc., 730 Mass Hotel Properties I, Inc., 730 Mo Hotel Properties I, Inc., 730 Minn Hotel Properties I, Inc., 730 Penn. Hotel Properties I, Inc., Cal Hotel Properties I Associates, MRC Properties, Inc. and SLT Realty Limited Partnership and SLC Operating Limited Partnership dated as of May 3, 1996 (effective May 14,
                        1996)

                10.7 Asset Purchase Agreement by and between Hotels of Distinction, Inc., and SLT Realty Limited Partnership dated as of March 25, 1996 (effective July 3, 1996)

                10.8 Asset Purchase Agreement by and between Hotels of Distinction Ventures, Inc. and the Subsidiary Entities described therein and SLT Realty Limited Partnership and SLC Operating Limited Partnership


         (b) Reports on Form 8-K

         On April 26, 1996, the Trust and Corporation filed a Joint Current Report on the Form 8-K to report the purchase of the FFCA properties.

         On May 16, 1996, the Trust and Corporation filed a Joint Current Report on the Form 8-K on the Safe Harbor Provisions.

         On June 28, 1996, the Trust and Corporation filed a Joint Current Report on the Form 8-K to report the pending acquisitions of the HOD and Teachers Portfolios; the acquisitions of the Midland Hotel in Chicago, Illinois, the Clarion Hotel in San Francisco, California, the Doubletree Guest Suites in Philadelphia, Pennsylvania, the Days Inn in Philadelphia, Pennsylvania, and the pending acquisition of the Marriott Forrestal in Princeton, New Jersey.

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, each Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



STARWOOD LODGING TRUST                       STARWOOD LODGING CORPORATION
Registrant                                   Registrant






/s/ RONALD C. BROWN                            /s/ ALAN M. SCHNAID
- ------------------------------------           ---------------------------------
Ronald C. Brown                               Alan M. Schnaid
Senior Vice President and Chief               Vice President and Corporate
Financial Officer                             Controller
(Principal Financial Officer)                 (Principal Accounting Officer)










Date:    August 14, 1996.