Form 10-Q
period 1996-09-30
STARWOOD LODGING TRUST; STARWOOD LODGING CORP
filed 1996-11-13
CIK 48595, 316206

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

          [x] Quarterly report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934

          For the quarterly period ended        September 30, 1996

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

                       2231 East Camelback Road, Suite 410
                                Phoenix, AZ 85016
                         (Address of principal executive
                          offices, including zip code)

                                 (602) 852-3900
                         (Registrant's telephone number,
                              including area code)

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

                       2231 East Camelback Road, Suite 400
                                Phoenix, AZ 85016
                         (Address of principal executive
                          offices, including zip code)

                                 (602) 852-3900
                         (Registrant's telephone number,
                              including area code)


            Indicate by check mark whether the Registrants (1) have filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months or for such shorter period that the Registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days.
                                Yes  X    No    .
                                    ---      ---


            Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            26,682,514 Shares of Beneficial Interest, par value $0.01 per share, of Starwood Lodging Trust paired with 26,682,514 Shares of Common Stock, par value $0.01 per share, of Starwood Lodging Corporation, outstanding as of November 7, 1996.

STARWOOD LODGING TRUST AND STARWOOD LODGING CORPORATION

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

      The following financial statements of Starwood Lodging Trust and Starwood Lodging Corporation are provided pursuant to the requirements of this item.

                          INDEX TO FINANCIAL STATEMENTS

Starwood Lodging Trust and Starwood Lodging Corporation:

 Combined Balance Sheets - As of September 30, 1996 and December 31, 1995 Combined Statements of Operations - For the three and nine months ended
   September 30, 1996 and 1995
 Combined Statements of Cash Flows - For the nine months ended September 30,
   1996 and 1995

Starwood Lodging Trust:

  Balance Sheets - As of September 30, 1996 and December 31, 1995 Statements of Operations - For the three and nine months ended September 30, 1996 and 1995 Statements of Cash Flows - For the nine months ended September 30, 1996 and
    1995

Starwood Lodging Corporation:

  Balance Sheets - As of September 30, 1996 and December 31, 1995 Statements of Operations - For the three and nine months ended September 30, 1996 and 1995 Statements of Cash Flows - For the nine months ended September 30, 1996 and
    1995

Notes to Financial Statements

Starwood Lodging Trust and Starwood Lodging Corporation: Combined Statement of
  Operations for the three and nine months ended September 30, 1996 Combined Pro Forma Statement of Operations - For the three and nine months ended
    September 30, 1995
Notes to Unaudited Combined Pro Forma Statements of Operations for the three and nine months ended September 30, 1996

STARWOOD LODGING TRUST AND STARWOOD LODGING CORPORATION
COMBINED BALANCE SHEETS

                                                                       September 30,         December 31,
                                                                           1996                  1995
                                                                        (Unaudited)
                                                                      ---------------        -------------
ASSETS

Hotel assets held for sale, net ...............................       $    32,921,000        $  21,063,000
Hotel assets, net .............................................           968,781,000          315,895,000
                                                                      ---------------        -------------
                                                                        1,001,702,000          336,958,000
Mortgage notes receivable, net ................................            72,446,000           79,261,000
Investments ...................................................            48,934,000            2,858,000
                                                                      ---------------        -------------
   Total real estate investments ..............................         1,123,082,000          419,077,000
Cash and cash equivalents .....................................            31,298,000            9,332,000
Accounts and interest receivable ..............................            40,724,000            9,595,000
Notes receivable, net .........................................             2,916,000            1,796,000
Inventories, prepaid expenses and other assets ................            16,292,000           20,194,000
                                                                      ---------------        -------------
                                                                      $ 1,214,312,000        $ 459,994,000
                                                                      ===============        =============
LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
Collateralized notes payable and revolving lines of credit ....       $   423,709,000        $ 119,100,000
Mortgage and other notes payable ..............................             1,582,000            4,385,000
Accounts payable and other liabilities ........................            43,223,000           19,022,000
Dividends/distributions payable ...............................            15,990,000            9,284,000
                                                                      ---------------        -------------
                                                                          484,504,000          151,791,000
                                                                      ---------------        -------------
Commitments and contingencies

MINORITY INTEREST .............................................           134,022,000           92,735,000
                                                                      ---------------        -------------
SHAREHOLDERS' EQUITY
Trust shares of beneficial interest, $.01 par value; authorized
  100,000,000 shares; outstanding 26,636,000 shares and
  13,799,000 at September 30, 1996 and December 31,
  1995, respectively ..........................................               266,000              138,000

Corporation common stock at, $.01 par value; authorized
  100,000,000 shares; outstanding 26,636,000 shares and
  13,799,000 at September 30, 1996 and December 31, 1995,
  respectively ................................................               266,000              138,000
Additional paid-in capital ....................................           863,487,000          434,107,000
Distributions in excess of earnings ...........................          (268,233,000)        (218,915,000)
                                                                      ---------------        -------------
                                                                          595,786,000          215,468,000
                                                                      ---------------        -------------
                                                                      $ 1,214,312,000        $ 459,994,000
                                                                      ===============        =============

See accompanying notes to financial statements.

STARWOOD LODGING TRUST AND STARWOOD LODGING CORPORATION
COMBINED STATEMENTS OF OPERATIONS
(UNAUDITED)

                                                                   Three months ended September 30,
                                                                   --------------------------------
                                                                         1996             1995
                                                                    -------------     ------------
REVENUE
Hotel ..........................................................    $  99,574,000     $ 32,366,000
Gaming .........................................................        5,593,000        6,559,000
Interest from mortgage and other notes .........................        2,843,000        2,868,000
Income from joint ventures and
   rents from leased hotel properties ..........................          872,000          221,000
Other ..........................................................          509,000          377,000
Loss on sale of real estate assets .............................       (1,037,000)         (12,000)
                                                                    -------------     ------------
                                                                      108,354,000       42,379,000
                                                                    -------------     ------------
EXPENSES
Hotel operations ...............................................       69,934,000       21,875,000
Gaming operations ..............................................        5,624,000        6,018,000
Interest .......................................................        6,062,000          461,000
Depreciation and amortization ..................................       13,921,000        3,997,000
Administrative and operating ...................................        4,644,000        1,386,000
                                                                    -------------     ------------
                                                                      100,185,000       33,737,000
                                                                    -------------     ------------
Income before extraordinary item and minority interest .........        8,169,000        8,642,000
Minority interest ..............................................        2,070,000        2,655,000
                                                                    -------------     ------------
Income before extraordinary item ...............................        6,099,000        5,987,000
Extraordinary item (net of $1,084,000 minority interest in 1995)               --       (2,518,000)
                                                                    -------------     ------------
                                                      NET INCOME    $   6,099,000     $  3,469,000
                                                                    =============     ============
EARNINGS PER PAIRED SHARE
Income before extraordinary item ...............................    $        0.28     $       0.43
Extraordinary item .............................................               --            (0.18)
                                                                    -------------     ------------
                                     NET INCOME PER PAIRED SHARE    $        0.28     $       0.25
                                                                    =============     ============
                        Weighted average number of paired shares       21,933,000       13,810,000
                                                                    =============     ============

See accompanying notes to financial statements.

STARWOOD LODGING TRUST AND STARWOOD LODGING CORPORATION
COMBINED STATEMENTS OF OPERATIONS
(UNAUDITED)

                                                                      Nine months ended September 30,
                                                                      -------------------------------
                                                                           1996              1995
                                                                      -------------     -------------
REVENUE
Hotel ............................................................    $ 203,079,000     $  81,951,000
Gaming ...........................................................       19,336,000        20,375,000
Interest from mortgage and other notes ...........................        7,604,000         8,004,000
Income from joint ventures and
   rents from leased hotel properties ............................        3,545,000           608,000
Other ............................................................        2,561,000         1,334,000
Loss on sale of hotel assets .....................................       (1,384,000)         (125,000)
                                                                      -------------     -------------
                                                                        234,741,000       112,147,000
                                                                      -------------     -------------
EXPENSES
Hotel operations .................................................      139,587,000        56,232,000
Gaming operations ................................................       17,816,000        18,351,000
Interest .........................................................       13,688,000        11,198,000
Depreciation and amortization ....................................       27,373,000        10,182,000
Administrative and operating .....................................       10,009,000         3,836,000
                                                                      -------------     -------------
                                                                        208,473,000        99,799,000
                                                                      -------------     -------------
Income before extraordinary item and minority interest ...........       26,268,000        12,348,000
Minority interest ................................................        7,558,000         5,398,000
                                                                      -------------     -------------
Income before extraordinary item .................................       18,710,000         6,950,000
Extraordinary item (net of $413,000 and $163,000 minority interest
   in 1996 and 1995, respectively ................................        1,077,000        (2,155,000)
                                                                      -------------     -------------
                                                        NET INCOME    $  19,787,000     $   4,795,000
                                                                      =============     =============
EARNINGS PER PAIRED SHARE
Income before extraordinary item .................................    $        1.08     $        1.17
Extraordinary item ...............................................             0.06             (0.36)
                                                                      -------------     -------------
                                       NET INCOME PER PAIRED SHARE    $        1.14     $        0.81
                                                                      =============     =============
                          Weighted average number of paired shares       17,333,000         5,951,000
                                                                      =============     =============

See accompanying notes to financial statements.

STARWOOD LODGING TRUST AND STARWOOD LODGING CORPORATION
COMBINED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                 Nine months ended September 30,
                                                                 -------------------------------
                                                                      1996              1995
                                                                 -------------     -------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income ..................................................    $  19,787,000     $   4,795,000
Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
  Minority interest .........................................        7,558,000         5,398,000
  Extraordinary item ........................................       (1,077,000)        2,155,000
  Depreciation and amortization .............................       27,373,000        10,182,000
  Accretion of discount .....................................       (2,344,000)       (2,286,000)
  Deferred interest .........................................               --           649,000
  Loss on sale of real estate assets ........................        1,384,000           125,000
Changes in operating assets and liabilities:
  Accounts receivable, inventories, prepaid expenses and
  other assets ..............................................      (24,945,000)       (9,374,000)
  Accounts payable and other liabilities ....................       20,573,000         5,681,000
                                                                 -------------     -------------
      Net cash provided by operating activities .............       48,309,000        17,325,000
                                                                 -------------     -------------
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to hotel assets ...................................     (664,020,000)     (113,075,000)
Purchase of investments .....................................      (45,878,000)               --
Net proceeds from sale of hotel assets ......................       11,284,000                --
Increase in mortgage notes receivable .......................      (34,289,000)      (19,515,000)
Principal received on mortgage and other notes receivable ...        3,331,000        6,332,,000
Reorganization costs ........................................               --        (2,786,000)
Changes in  investments .....................................       (2,069,000)               --
                                                                 -------------     -------------
      Net cash used in investing activities .................     (731,641,000)     (129,044,000)
                                                                 -------------     -------------
CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on mortgage and other notes payable ......       (3,376,000)     (106,130,000)
Borrowings (payments) under collateralized notes payable, net      117,235,000       (38,299,000)
Borrowings under mortgage and other notes payable ...........      190,886,000         9,977,000
Capital contributions, net ..................................        1,264,000        14,860,000
Proceeds from equity offerings ..............................      429,495,000       245,681,000
Dividends/distributions paid ................................      (30,206,000)               --
Purchase of warrants ........................................               --        (1,300,000)
                                                                 -------------     -------------
      Net cash provided by financing activities .............      705,298,000       124,789,000
                                                                 -------------     -------------
INCREASE IN CASH AND CASH EQUIVALENTS .......................       21,966,000        13,070,000
CASH AND CASH EQUIVALENTS
  AT BEGINNING OF PERIOD ....................................        9,332,000         5,065,000
                                                                 -------------     -------------
CASH AND CASH EQUIVALENTS
  AT END OF PERIOD ..........................................    $  31,298,000     $  18,135,000
                                                                 =============     =============

See accompanying notes to financial statements.

STARWOOD LODGING TRUST
BALANCE SHEETS

                                                                      September 30,       December 31,
                                                                           1996               1995
                                                                       (Unaudited)
                                                                     ---------------     -------------
ASSETS

Hotel assets held for sale, net .................................    $    29,381,000     $  20,547,000
Hotel assets, net ...............................................        858,088,000       221,063,000
                                                                     ---------------     -------------
                                                                         887,469,000       241,610,000
Mortgage notes receivable, net ..................................         72,446,000        79,261,000
Mortgage notes receivable, Corporation ..........................         87,884,000        68,486,000
Investments .....................................................         47,482,000         2,841,000
                                                                     ---------------     -------------
      Total real estate investments .............................      1,095,281,000       392,198,000
Cash and cash equivalents .......................................         12,852,000           710,000
Rent and interest receivable ....................................          9,203,000         1,841,000
Notes receivable, net ...........................................          2,239,000         1,232,000
Notes receivable, Corporation ...................................         11,162,000        17,978,000
Prepaid expenses and other assets ...............................          9,117,000        11,778,000
                                                                     ---------------     -------------
                                                                     $ 1,139,854,000     $ 425,737,000
                                                                     ===============     =============
LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
Collateralized notes payable and revolving line of credit .......    $   423,709,000     $ 119,100,000
Mortgage and other notes payable ................................                 --           100,000
Accounts payable and other liabilities ..........................          7,125,000         4,412,000
Dividends/Distributions payable .................................         15,990,000         9,284,000
                                                                     ---------------     -------------
                                                                         446,824,000       132,896,000
                                                                     ---------------     -------------
Commitments and contingencies

MINORITY INTEREST ...............................................        127,268,000        88,113,000
                                                                     ---------------     -------------
SHAREHOLDERS' EQUITY
  Trust shares of beneficial interest, $.01 par value; authorized
  100,000,000 shares; outstanding 26,636,000 shares and
  13,799,000 at September 30, 1996 and December 31, 1995,
  respectively ..................................................            266,000           138,000
Additional paid-in capital ......................................        762,610,000       354,619,000
Distributions in excess of earnings .............................       (197,114,000)     (150,029,000)
                                                                     ---------------     -------------
                                                                         565,762,000       204,728,000
                                                                     ---------------     -------------
                                                                     $ 1,139,854,000     $ 425,737,000
                                                                     ===============     =============

See accompanying notes to financial statements.

STARWOOD LODGING TRUST
STATEMENTS OF OPERATIONS
(UNAUDITED)

                                                                           Three Months Ended
                                                                              September 30,
                                                                     -----------------------------
                                                                         1996             1995
                                                                     ------------     ------------
REVENUE
Rents from Corporation ..........................................    $ 23,767,000     $  7,319,000
Interest from Corporation .......................................       1,855,000        1,060,000
Interest from mortgage and other notes ..........................       2,952,000        2,802,000
Income (loss) from joint venture and
   rents from other leased hotel properties .....................         (53,000)         221,000
Other income ....................................................         305,000          361,000
Loss on sale of real estate assets ..............................      (1,037,000)         (12,000)
                                                                     ------------     ------------
                                                                       27,789,000       11,751,000
                                                                     ------------     ------------
EXPENSES
Interest ........................................................       6,021,000          426,000
Depreciation and amortization ...................................      11,744,000        2,342,000
Administrative and operating ....................................         156,000          405,000
                                                                     ------------     ------------
                                                                       17,921,000        3,173,000
                                                                     ------------     ------------
Income before extraordinary item and minority interest ..........       9,868,000        8,578,000
Minority interest ...............................................       2,260,000        2,581,000
                                                                     ------------     ------------
Income before extraordinary item ................................       7,608,000        5,997,000
Extraordinary item (net of $1,084,000 minority interest in 1995)               --      (2,518,.000)
                                                                     ------------     ------------
                                                       NET INCOME    $  7,608,000     $  3,479,000
                                                                     ============     ============
EARNINGS PER PAIRED SHARE
Income before extraordinary item ................................    $       0.35     $       0.43
Extraordinary item...............................................                            (0.18)
                                                                     ------------     ------------
                                             NET INCOME PER SHARE    $       0.35     $       0.25
                                                                     ============     ============

See accompanying notes to financial statements.

STARWOOD LODGING TRUST
STATEMENTS OF OPERATIONS
(UNAUDITED)

                                                                       Nine Months Ended
                                                                          September 30,
                                                                  -----------------------------
                                                                      1996             1995
                                                                  ------------     ------------
REVENUE
Rents from Corporation .......................................    $ 47,021,000     $ 18,287,000
Interest from Corporation ....................................       5,958,000        2,629,000
Interest from mortgage and other notes .......................       7,648,000        7,915,000
Income from joint venture and
   rents from other leased hotel properties ..................       2,177,000          608,000
Other income .................................................       1,378,000          461,000
Loss on sale of real estate assets ...........................      (1,384,000)        (125,000)
                                                                  ------------     ------------
                                                                    62,798,000       29,775,000
                                                                  ------------     ------------
EXPENSES
Interest .....................................................      13,460,000       10,534,000
Depreciation and amortization ................................      18,622,000        6,260,000
Administrative and operating .................................       2,886,000        1,178,000
                                                                  ------------     ------------
                                                                    34,968,000       17,972,000
                                                                  ------------     ------------
Income before extraordinary item and minority interest .......      27,830,000       11,803,000
Minority interest ............................................       7,480,000        4,957,000
                                                                  ------------     ------------
Income before extraordinary item .............................      20,350,000        6,846,000
Extraordinary item (net of $921,000 minority interest in 1995)              --       (2,155,000)
                                                                  ------------     ------------
                                                    NET INCOME    $ 20,350,000     $  4,691,000
                                                                  ============     ============
EARNINGS PER PAIRED SHARE
Income before extraordinary item .............................    $       1.17     $       1.15
Extraordinary item ...........................................                            (0.36)
                                                                  ------------     ------------
                                          NET INCOME PER SHARE    $       1.17     $       0.79
                                                                  ============     ============

See accompanying notes to financial statements.

STARWOOD LODGING TRUST
STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                    Nine months ended
                                                                       September 30,
                                                             -------------------------------
                                                                  1996              1995
                                                             -------------     -------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income ..............................................    $  20,350,000     $   4,691,000
Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
  Minority interest .....................................        7,480,000         4,957,000
  Extraordinary item ....................................               --         2,155,000
  Depreciation and amortization .........................       18,622,000         6,260,000
  Accretion of discount .................................       (2,344,000)       (2,286,000)
  Deferred interest .....................................               --           649,000
  Deferred interest - Corporation .......................       (2,076,000)       (1,111,000)
  Loss on sale of real estate assets ....................        1,384,000           125,000
Changes in operating assets and liabilities:
  Accounts receivable, prepaid expenses and other assets        (2,707,000)       (4,460,000)
  Accounts payable and other liabilities ................         (153,000)          190,000
                                                             -------------     -------------
      Net cash provided by operating activities .........       40,556,000        11,170,000
                                                             -------------     -------------
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to hotel assets ...............................     (653,372,000)      (59,014,000)
Purchase of investments .................................      (45,369,000)               --
Net proceeds from sale of hotel assets ..................       11,284,000                --
Increase in mortgage notes receivable ...................      (51,143,000)      (17,729,000)
Principal received on mortgage and other notes receivable       23,411,000         4,503,000
Reorganization costs ....................................               --        (1,393,000)
Net changes in notes receivable, Corporation ............          969,000       (49,562,000)
Changes in investments ..................................         (634,000)               --
                                                             -------------     -------------
      Net cash used in investing activities .............     (714,854,000)     (123,195,000)
                                                             -------------     -------------
CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on mortgage and other notes payable ..       (1,723,000)      (38,299,000)
Borrowings (payments) under collateralized notes payable       118,822,000       (96,589,000)
Borrowings under mortgage and other notes payable .......      190,276,000         9,977,000
Capital contributions, net ..............................        1,252,000        11,968,000
Proceeds from equity offerings ..........................      408,019,000       233,398,000
Dividends/distributions paid ............................      (30,206,000)               --
Purchase of warrants ....................................               --        (1,235,000)
                                                             -------------     -------------
      Net cash provided by financing activities .........      686,440,000       119,220,000
                                                             -------------     -------------
INCREASE IN CASH AND
  CASH EQUIVALENTS
CASH AND CASH EQUIVALENTS
  AT BEGINNING OF PERIOD ................................       12,142,000         7,195,000
CASH AND CASH EQUIVALENTS
  AT END OF PERIOD ......................................          710,000           255,000
                                                             -------------     -------------
                                                             $  12,852,000     $   7,450,000
                                                             =============     =============

See accompanying notes to financial statements.

STARWOOD LODGING CORPORATION
BALANCE SHEETS

                                                                    September 30,     December 31,
                                                                        1996              1995
                                                                     (Unaudited)
                                                                    -------------     -------------
ASSETS

Hotel assets held for sale, net ................................    $   3,540,000     $     516,000
Hotel assets, net ..............................................      110,693,000        94,832,000
                                                                    -------------     -------------
                                                                      114,233,000        95,348,000
Investments ....................................................        1,452,000            17,000
                                                                    -------------     -------------
      Total real estate investments ............................      115,685,000        95,365,000
Cash and cash equivalents ......................................       18,446,000         8,622,000
Accounts receivable ............................................       31,521,000         7,754,000
Notes receivable ...............................................          677,000           564,000
Inventories, prepaid expenses and other assets .................        7,175,000         8,416,000
                                                                    -------------     -------------
                                                                    $ 173,504,000     $ 120,721,000
                                                                    =============     =============
LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
Mortgage and other notes payable ...............................    $   1,582,000     $   4,285,000
Mortgage notes payable, Trust ..................................       87,884,000        68,486,000
Notes payable, Trust ...........................................       11,162,000        17,978,000
Accounts payable and other liabilities .........................       36,098,000        14,610,000
                                                                    -------------     -------------
                                                                      136,726,000       105,359,000
                                                                    -------------     -------------
Commitments and contingencies

MINORITY INTEREST ..............................................        6,754,000         4,622,000
                                                                    -------------     -------------
SHAREHOLDERS' EQUITY
Corporation common stock, $.01 par value; authorized 100,000,000 shares; outstanding 26,636,000 shares and 13,799,000 at
  September 30, 1996 and December 31, 1995,
  respectively .................................................          266,000           138,000
Additional paid-in capital .....................................      100,877,000        79,488,000
Accumulated deficit ............................................      (71,119,000)      (68,886,000)
                                                                    -------------     -------------
                                                                       30,024,000        10,740,000
                                                                    -------------     -------------
                                                                    $ 173,504,000     $ 120,721,000
                                                                    =============     =============

See accompanying notes to financial statements.

STARWOOD LODGING CORPORATION
STATEMENTS OF OPERATIONS
(UNAUDITED)

                                                Three months ended
                                                   September 30,
                                          ------------------------------
                                               1996             1995
                                          -------------     ------------
REVENUE
Hotel ................................    $  99,574,000     $ 32,366,000
Gaming ...............................        5,593,000        6,559,000
Income from joint venture ............          925,000               --
Interest from notes receivable .......               --           66,000
Management fees and other income .....           95,000           16,000
                                          -------------     ------------
                                            106,187,000       39,007,000
                                          -------------     ------------
EXPENSES
Hotel operations .....................       69,934,000       21,875,000
Gaming operations ....................        5,624,000        6,018,000
Rent, Trust ..........................       23,767,000        7,319,000
Interest, Trust ......................        1,855,000        1,060,000
Interest, other ......................           41,000           35,000
Depreciation and amortization ........        2,177,000        1,655,000
Administrative and operating .........        4,488,000          981,000
                                          -------------     ------------
                                            107,886,000       38,943,000
                                          -------------     ------------
Income (loss) before minority interest       (1,699,000)          64,000
Minority interest ....................         (190,000)         (74,000)
                                          -------------     ------------
                              NET LOSS    $  (1,509,000)    $     10,000
                                          =============     ============
                    NET LOSS PER SHARE    $       (0.07)    $       0.00
                                          =============     ============

See accompanying notes to financial statements.

STARWOOD LODGING CORPORATION
STATEMENTS OF OPERATIONS
(UNAUDITED)

                                                          Nine months ended September 30,
                                                          ------------------------------
                                                               1996             1995
                                                          -------------     ------------
REVENUE
Hotel ................................................    $ 203,079,000     $ 81,951,000
Gaming ...............................................       19,336,000       20,375,000
Income from joint venture ............................        1,368,000               --
Interest from notes receivable .......................           57,000           89,000
Management fees and other income .....................        1,082,000          873,000
                                                          -------------     ------------
                                                            224,922,000      103,288,000
                                                          -------------     ------------
EXPENSES
Hotel operations .....................................      139,587,000       56,232,000
Gaming operations ....................................       17,816,000       18,351,000
Rent, Trust ..........................................       47,021,000       18,287,000
Interest, Trust ......................................        5,958,000        2,629,000
Interest, other ......................................          228,000          664,000
Depreciation and amortization ........................        8,751,000        3,922,000
Administrative and operating .........................        7,123,000        2,658,000
                                                          -------------     ------------
                                                            226,484,000      102,743,000
                                                          -------------     ------------
Income (loss) before minority interest ...............       (1,562,000)         545,000
Minority interest ....................................           78,000          441,000
                                                          -------------     ------------
Income (loss) before extraordinary item ..............       (1,640,000)         104,000
Extraordinary item (net of $413,000 minority interest)        1,077,000               --
                                                          -------------     ------------
                                     NET INCOME (LOSS)    $    (563,000)    $    104,000
                                                          =============     ============
EARNINGS PER SHARE
Income (loss) before extraordinary item...............    $       (0.09)    $       0.02
Extraordinary item....................................             0.06               --
                                                          -------------     ------------
                          NET INCOME (LOSS ) PER SHARE    $       (0.03)    $       0.02
                                                          =============     ============

See accompanying notes to financial statements.

STARWOOD LODGING CORPORATION
STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                              Nine months ended September 30,
                                                              -------------------------------
                                                                   1996             1995
                                                               ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss) .........................................    $   (563,000)    $    104,000
Adjustments to reconcile net income to net cash provided by
  (used in) operating activities ..........................
  Minority interest .......................................          78,000          441,000
  Extraordinary item ......................................      (1,077,000)
  Depreciation and amortization ...........................       8,751,000        3,922,000
  Deferred interest - Trust ...............................       2,076,000        1,111,000
Changes in operating assets and liabilities:
  Accounts receivable, inventories, prepaid expenses and
    other assets ..........................................     (22,238,000)      (4,914,000)
  Accounts payable and other liabilities ..................      20,726,000        5,491,000
                                                               ------------     ------------
      Net cash provided by operating activities ...........       7,753,000        6,155,000
                                                               ------------     ------------
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to hotel assets .................................     (30,761,000)     (54,061,000)
Purchase of investments ...................................        (509,000)              --
Increase in investments ...................................      (1,435,000)              --
Principal received on notes receivable ....................          33,000           43,000
Reorganization costs ......................................              --       (1,393,000)
Increase in mortgage note receivable ......................        (146,000)              --
                                                               ------------     ------------
      Net cash used in investing activities ...............     (32,818,000)     (55,411,000)
                                                               ------------     ------------
CASH FLOWS FROM FINANCING ACTIVITIES
Net change in notes payable - Trust .......................        (969,000)      49,562,000
Increase in mortgage notes payable - Trust ................      17,610,000               --
Principal payments on mortgage and other notes payable ....      (3,240,000)      (9,541,000)
Capital contributions, net ................................          12,000        2,892,000
Proceeds from equity offerings ............................      21,476,000       12,283,000
Purchase of warrants ......................................              --          (65,000)
                                                               ------------     ------------
      Net cash provided by financing activities ...........      34,889,000       55,131,000
                                                               ------------     ------------
INCREASE IN CASH AND CASH EQUIVALENTS .....................       9,824,000        5,875,000
CASH AND CASH EQUIVALENTS
  AT BEGINNING OF PERIOD ..................................       8,622,000        4,810,000
                                                               ------------     ------------
CASH AND CASH EQUIVALENTS
  AT END OF PERIOD ........................................    $ 18,446,000     $ 10,685,000
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

NOTE 2.  BASIS OF PRESENTATION

      The Trust and the Corporation (together, the "Company") have unilateral control of SLT Realty Limited Partnership ("Realty") and SLC Operating Limited Partnership ("Operating"), respectively, and therefore, the historical financial statements of Realty and Operating are consolidated with those of the Trust and the Corporation, respectively. Unless the context otherwise requires, all references herein to the "Company" refer to the Trust and the Corporation, and all references to the "Trust" and to the "Corporation" include the Trust and the Corporation and those entities respectively owned or controlled by the Trust or the Corporation, including Realty and Operating. Paired share information has been adjusted to reflect a one-for-six reverse stock split effective June 19, 1995.

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

      On April 26, 1996, the Company completed the acquisition of three Doubletree Guest Suite hotels, containing 822 suites, located in Irving, Texas; Ft. Lauderdale, Florida; and Tampa, Florida for approximately $75 million in cash.

      The Company, in June 1996, acquired the 251-suite Doubletree Guest Suites hotel and the 177-room Days Inn, both located at the Philadelphia Airport in Philadelphia, Pennsylvania. The aggregate purchase price for both properties inclusive of $2 million in cash reserves was approximately $22.5 million, including $1.8 million in Limited Partnership units in Realty and Operating convertible into paired shares.

      On August 12, 1996, the Company completed the acquisition of a portfolio of eight upscale and luxury full-service hotels including: the 290-room Ritz Carlton in Philadelphia, Pennsylvania; the 373-room Ritz Carlton in Kansas City, Missouri; the 347-room Westin Hotel in Waltham, Massachusetts; the 370-room Doubletree Hotel at Concourse in Atlanta, Georgia; the 739-room Doubletree Hotel LAX in Los Angeles, California; the 450-room Doubletree Hotel at Horton Plaza in San Diego, California; the 321-room Doubletree Grand Hotel at Mall of America, Bloomington, Minnesota; and the 251-room Sheraton Ft. Lauderdale Airport Hotel in Dania, Florida (collectively, the "Teachers Portfolio"), from Teachers Insurance and Annuity Association for an aggregate purchase price of approximately $309 million in cash.

      On August 16, 1996, the Company completed the acquisition of eight properties and on September 11, 1996 purchased the ninth and final property of a portfolio of nine up-scale, full-service hotels from Hotels of Distinction Ventures, Inc. for an aggregate purchase price of approximately $135 million in cash. The portfolio consists of the 257-room Marque in Atlanta, Georgia; the 247-room Sheraton in Needham, Massachusetts; the 198-room Embassy Suites in Palm Desert, California; the 297-room Embassy Suites in St. Louis, Missouri; the 215-room Hotel Park in Tucson, Arizona; the 254-room Sheraton Metrodome in Minneapolis, Minnesota; the 422-room Arlington Park Hilton in Arlington Heights, Illinois; the 224-room Hilton Hotel in Allentown, Pennsylvania; and the 293-room Radisson Marque in Winston-Salem, North Carolina (collectively, the "HOD Portfolio").

      On August 29, 1996, the Company completed the acquisition of the 294-room Marriott Forrestal Village Hotel in Princeton, New Jersey for approximately $19.6 million in cash.

      On September 20, 1996, the Company completed a joint venture with an affiliate of Doral Hotels and Resorts to recapitalize the 121-room Doral Tuscany and the 199-room Doral Court both located in New York, New York. The transaction, valued at $35 million, included the assumption of approximately $27 million of first mortgage debt provided by Sumitomo Trust and Banking Company.

NOTE 4. MORTGAGE NOTES RECEIVABLE

      On August 22, 1996, the Company completed the purchase for $17.4 million of approximately $24.8 million (principal and accrued interest) of debt of which $17.65 million is secured by the 305 - room Holiday Inn in Milpitas, CA.

NOTE 5. OFFERINGS

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

      On August 12, 1996, the Company completed a public offering of 10,000,000 paired shares and on August 23,1996 the underwriter exercised its over-allotment option to purchase 799,575 paired shares (together, the "August 1996 Offering"). Net proceeds from the August 1996 Offering of approximately $365.0 million were used to fund the acquisition of the Teachers Portfolio and partially fund the acquisition of the HOD Portfolio.

NOTE 6.  INVESTMENTS

      On January 24, 1996, the Company completed the acquisition of an interest in the 960-room Boston Park Plaza Hotel Complex in Boston, Massachusetts. The Company formed two limited liability companies in partnership with Donald Saunders Family L.L.C. ("Saunders"). The Trust contributed approximately $41.6 million in exchange for a 58.2% interest in each of the limited liability companies, while Saunders contributed its existing interest in the asset for the remaining 41.8% interest in each of the limited liability companies. The Company has accounted for this transaction under the equity method of accounting.

NOTE 7.  HOTEL ASSETS HELD FOR SALE

      At September 30, 1996, the Company's portfolio included five hotel properties which were held for sale. The five properties include the 300-room King 8 Hotel & Gambling Hall in Las Vegas, Nevada, the 151-room Bay Valley resort in Bay City, Michigan, the 166-room Best Western in Las Cruces, New Mexico, the 175-room Best Western Airport in El Paso, Texas and the 142-room Best Western in Savannah, Georgia. During the nine months ended September 30, 1996 the Company sold the Best Western Columbus North in Columbus, Ohio for approximately $3.1 million and the Bourbon Street Hotel and Casino in Las Vegas, Nevada for approximately $7.7 million.

NOTE 8.  INTEREST RATE HEDGING AGREEMENTS

      On January 17, 1996, the Trust entered into two interest rate hedging agreements known as Treasury locks, which had the effect of fixing the base rate of interest at 5.7% for debt the Company intended to issue in October, 1996 with an aggregate notional principal amount of $100 million and a term to maturity of seven years. On October 4, 1996, the Trust extended the settlement date to February, 1997 and the base rate increased to 5.8%. The actual interest rate will be determined by reference to this base rate.

      At settlement, the Trust will pay or receive an amount which will be capitalized and amortized over the term of the related debt of seven years. Such amount is not anticipated to have a material effect on the Trust's liquidity or operating results. If the Trust did not issue any such debt, such amount would still be payable or receivable and would be treated as a loss or gain, accordingly. Such a gain or loss could have a material effect on the Trust's results from operations; however due to Management's current intention to issue $100 million of debt in February of 1997, with a term to maturity of seven years, no such gain or loss is anticipated.

      On August 14, 1996, the Trust entered into another Treasury Lock, which has the effect of fixing the base rate of interest at 6.67% for debt the Company intends to issue in March, 1997 with an aggregate notional principal amount of $150 million and a term to maturity of ten years. The actual interest rate will be determined by reference to this base rate.

      At settlement, the Trust will pay or receive an amount which will be capitalized and amortized over the term of the related debt of ten years. Such amount is not anticipated to have a material effect on the Trust's liquidity or operating results. If the Trust did not issue any such debt, such amount would still be payable or receivable and would be treated as a loss or gain, accordingly. Such a gain or loss could have a material effect on the Trust's results from operations; however due to Management's current intention to issue $150 million of debt in March of 1997, with a term to maturity of ten years, no such gain or loss is anticipated.

NOTE 9.  SHAREHOLDERS' EQUITY

      At December 31, 1995, there were outstanding warrants to purchase 276,662 paired shares at an exercise price of $101.70 per paired share (as adjusted for the one for six reverse stock split in June 1995) through September 15, 1996. Such warrants could also be converted into paired shares on a 600:1 basis. On September 16, 1996 the warrants expired and each 600 warrants were automatically converted into one paired share. In lieu of fractional shares, holders were paid cash in an amount equal to the same fraction of the market value of a single paired share on that date of $40.625 per paired share.

NOTE 10.  SUBSEQUENT EVENTS

      In October, 1996 the Company acquired for $10.25 million first mortgage and other notes secured by the 480-room Sheraton Hotel in Stamford, Connecticut. The notes have a principal balance of approximately $116 million, and a balance of approximately $34 million of accrued interest as of September 30, 1996.

      On November 7, 1996 the Company completed the sale of the King 8 Hotel and Casino in Las Vegas, Nevada for $21.8 million. The $21.8 million purchase price is comprised of $18.8 million for the real property (including approximately $11.6 million in cash and $7.2 million in a 3 1/2 year note secured by a first mortgage) and $3 million for personal property and casino equipment. The sale of the real property was completed however the personal property and casino equipment will be sold in a separate transaction expected to close in the next 18 months following receipt by the purchaser of required gaming approvals. A subsidiary of the Corporation, Hotel Investors Corporation of Nevada, will lease the real property from the purchaser and will continue to operate the hotel and casino while the purchaser completes it application for the gaming licenses.

NOTE 11.  IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

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

STARWOOD LODGING TRUST AND STARWOOD LODGING CORPORATION
UNAUDITED COMBINED STATEMENTS OF OPERATIONS

                                                  Three months ended September 30,
                                                  --------------------------------
                                                                      Pro Forma
                                                        1996             1995
                                                   -------------     ------------
REVENUE
Hotel .........................................    $  99,574,000     $ 33,227,000
Gaming ........................................        5,593,000        6,559,000
Interest from mortgage and other notes ........        2,843,000        2,868,000
Income from joint ventures and
   rents from leased hotel  properties ........          872,000          221,000
Other .........................................          509,000          377,000
Loss on sale of hotel assets ..................       (1,037,000)         (12,000)
                                                   -------------     ------------
                                                     108,354,000       43,240,000
                                                   -------------     ------------
EXPENSES
Hotel operations ..............................       69,934,000       22,406,000
Gaming operations .............................        5,624,000        6,018,000
Interest ......................................        6,062,000          460,000
Depreciation and amortization .................       13,921,000        4,557,000
Administrative and operating ..................        4,644,000        1,387,000
                                                   -------------     ------------
                                                     100,185,000       34,828,000
                                                   -------------     ------------
Income from operations before minority interest        8,169,000        8,412,000
Minority interest in Partnerships .............        2,070,000        2,531,000
                                                   -------------     ------------
Income from operations ........................    $   6,099,000     $  5,881,000
                                                   =============     ============
Income from operations per paired share .......    $        0.28     $       0.43
                                                   =============     ============

See accompanying notes to the pro forma statements of operations.

STARWOOD LODGING TRUST AND STARWOOD LODGING CORPORATION
UNAUDITED COMBINED STATEMENTS OF OPERATIONS

                                                   Nine months ended September 30,
                                                   -------------------------------
                                                                       Pro Forma
                                                        1996              1995
                                                   -------------     -------------
REVENUE
Hotel .........................................    $ 203,079,000     $  96,805,000
Gaming ........................................       19,336,000        20,375,000
Interest from mortgage and other notes ........        7,604,000         8,004,000
Income from joint ventures and
   rents from leased hotel  properties ........        3,545,000           608,000
Other .........................................        2,561,000         1,334,000
Loss on sale of hotel assets ..................       (1,384,000)         (125,000)
                                                   -------------     -------------
                                                     234,741,000       127,001,000
                                                   -------------     -------------
EXPENSES
Hotel operations ..............................      139,587,000        65,702,000
Gaming operations .............................       17,816,000        18,351,000
Interest ......................................       13,688,000           999,000
Depreciation and amortization .................       27,373,000        13,647,000
Administrative and operating ..................       10,009,000         3,847,000
                                                   -------------     -------------
                                                     208,473,000       102,546,000
                                                   -------------     -------------
Income from operations before minority interest       26,268,000        24,455,000
Minority interest in Partnerships .............        7,558,000         7,358,000
                                                   -------------     -------------
Income from operations ........................    $  18,710,000     $  17,097,000
                                                   =============     =============
Income from operations per paired share .......    $        1.08     $        1.24
                                                   =============     =============

See accompanying notes to the pro forma statements of operations.

                           STARWOOD LODGING TRUST AND
                          STARWOOD LODGING CORPORATION

                    NOTES TO THE UNAUDITED COMBINED PRO FORMA
                        STATEMENTS OF OPERATIONS FOR THE
                 THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1995


NOTE 1.  BASIS OF PRESENTATION

      Starwood Lodging Trust (the "Trust") and Starwood Lodging Corporation (the "Corporation") (together, the "Company") have unilateral control of SLT Realty Limited Partnership ("Realty") and SLC Operating Limited Partnership ("Operating" and, together with Realty the "Partnerships"), respectively, and, therefore, the historical financial statements of Realty and Operating are consolidated with those of the Trust and the Corporation. Unless the context otherwise requires, all references herein to the "Company" refer to the Trust and the Corporation, and all references to the "Trust" and to the "Corporation" include the Trust and the Corporation and those entities respectively owned or controlled by the Trust or the Corporation, including Realty and Operating.

      Due to the impact of certain events which occurred in 1995, the historical results of operations and earnings per share for the three and nine months ended September 30, 1995 are not indicative of subsequent and future results of operations and earnings per share. The Unaudited Combined Pro Forma Statements of Operations included as part of the financial statements for the three and nine months ended September 30, 1995 give effect, as of the beginning of the period presented, to the following: the public offering on July 6, 1995 (the "1995 Offering") by the Trust and the Corporation of 11,787,500 paired shares raising net proceeds of approximately $245.7 million; the acquisition of the 462-room Sheraton Colony Square in Atlanta, Georgia; the acquisition of the 224-room Embassy Suites in Tempe, Arizona; the acquisition of the 168-room Omni hotel in Chapel Hill, North Carolina. The pro forma information is based upon historical information and does not purport to present what actual results would have been had such transactions, in fact, occurred at the beginning of the period presented, or to project results for any future period.

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

HISTORICAL RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

      The following discussion and analysis of the historical results of operations for the three and nine months ended September 30,1996 and 1995 give effect to transactions on the actual date they were consummated.

THE TRUST:

      Rents from the Corporation, which are based largely on hotel revenues, increased $16.4 million and $28.7 million for the three and nine months ended September 30, 1996, respectively as compared to the corresponding periods of 1995. The increase was primarily the result of rents earned by Trust on 30 hotels containing approximately 8,900 rooms (the "Acquired Hotels") acquired during the twelve months ended September 30, 1996. The investment in 30 hotels (the 364-room Terrace Garden Inn, and 180-room Lenox Inn acquired in October 1995; the 206-room Holiday Inn Calverton acquired in November 1995; the 263-room Westin, Washington DC acquired in January 1996; the 442-room Clarion Hotel, and the three Doubletree Guest Suites hotels (822 suites) acquired in April, 1996; the 251-suite Doubletree Guest Suites hotel acquired in June, 1996; the 177-room Days Inn acquired in July, 1996; the Teachers Portfolio, the HOD portfolio and the 294-room Princeton Marriott acquired in August 1996; and the 121-room Doral Tuscany and 199-room Doral Court acquired in September, 1996) accounted for increased rents of $15.5 million and $22.0 million for the three and nine months ended September 30, 1996, respectively, as compared to the corresponding periods in 1995. In addition, rents earned by the Trust from continuously owned properties leased by the Corporation increased by $900,000 and $6.7 million for the three and nine months ended September 30, 1996, respectively, as compared to the corresponding periods in 1995.

      Interest from the Corporation increased by $795,000 and $3.3 million for the three and nine months ended September 30, 1996, respectively, as compared to the corresponding periods of 1995. The increase in interest income was primarily a result of interest on the first mortgage of the Milwaukee Marriott Hotel which was purchased by Trust in July 1995.

      Interest from mortgage and other notes amounted to $3.4 million and $8.1 million for the three and nine months ended September 30, 1996, respectively, as compared to $2.8 million and $7.9 million, respectively for the corresponding periods in 1995. The increase resulted from the purchase during the quarter, of debt, a portion of which is secured by the 305-room Holiday Inn in Milpitas, California, offset in part by principal amortization.

      Income from joint ventures and rents from other leased hotel properties increased by $1.6 million to $2.2 million for the nine months ended September 30, 1996, as compared to the corresponding period in 1995. The increase primarily resulted from the Trust's 58.2% investment in the 960-room Boston Park Plaza.

      Other income for the nine months ended September 30, 1996 includes a $290,000 gain (net of related expenses) realized in connection with the sale of securities which were purchased in contemplation of acquiring a portfolio of hotel properties. Also included in other income is $314,500 recorded as a result of the Ross Litigation settlement (see Item 3 of Part I of the Company's Form 10-K/A for the year ended December 31, 1995).

      Interest expense increased by $5.6 and $2.9 million for the three and nine months ended September 30, 1996, respectively as compared to the corresponding periods of 1995. The increase was due to borrowings under lines of credit used to acquire the above mentioned properties offset by the repayment of approximately $206.5 million of existing indebtedness in connection with the 1995 Offering.

      Depreciation and amortization expense increased by $9.4 million and $12.4 million during the three and nine months ended September 30, 1996, respectively as compared to the corresponding periods of 1995, principally due to the acquisition of the Acquired Hotels and to the amortization of financing costs.

      Administrative and operating expenses for the nine months ended September 30, 1996 increased by $1.7 million to $2.9 million as compared to $1,178,000, for the corresponding period of 1995. The increase resulted from costs incurred relating to the investigation of hotels which ultimately were not acquired. Administrative and operating expenses includes payments of approximately $270,000 to Jeffrey C. Lapin, the former President and COO of the Trust pursuant to his separation agreement.

      Minority interest represents primarily the interest of Starwood Capital Group, L.P. ("Starwood Capital") and certain affiliates of Starwood Capital in Realty for the three and nine months ended September 30, 1996.

THE CORPORATION:

      Hotel revenues increased by $67.2 million and $121.1 million for the three and nine months ended September 30, 1996, respectively as compared to the corresponding periods of 1995. The addition of the Acquired Hotels and the addition of the 257-room Midland Hotel in Chicago, Illinois resulted in increases in hotel revenues of $59.6 million and $85.7 million for the three and nine months ended September 30, 1996, respectively. The remaining increase of $7.6 million and $35.4 million for the three and nine months ended September 30, 1996, respectively is attributable to other continuously owned properties and properties acquired prior to the end of the third quarter of 1995.

      Hotel gross margin for the third quarter of 1996 was $29.6 million, or 29.8% of hotel revenues, as compared to $10.5 million, or 32.4% of hotel revenues, for the third quarter of 1995. Hotel gross margin for the nine months ended September 30, 1996 was $63.5 million, or 31.4% of hotel revenues, as compared to $25.7 million, or 31.4% of hotel revenues, for the corresponding period in 1995. The decrease in gross margin in the third quarter was primarily due to the increase in the food and beverage revenue component of total hotel revenue resulting from the Company's continued investment in full-service hotels offset, in part, by increases in REVPAR and the termination of third-party management agreements.

      Gaming revenues for the third quarter of 1996 as compared to the corresponding period of 1995 decreased by $966,000. Gaming revenues for the nine months ended September 30, 1996 as compared to the corresponding period of 1995 decreased by $1.0 million to $19.3 million.

      Gaming gross margin for the third quarter of 1996 was ($31,000) or (1%) of gaming revenues, as compared to $541,000 or 8.3% of gaming revenues, for the third quarter of 1995. Gaming gross margin for the nine months ended September 30, 1996 was $1.5 million or 7.9% of gaming revenues, as compared to $2.0 million or 9.9% of gaming revenues, for the corresponding period in 1995.

      The decrease in gaming revenues and the decline in gaming gross margin predominately resulted from operations at the Bourbon Street Hotel and Casino which was sold on September 13, 1996.

      Management fees and other income for the nine months ended September 30, 1996 includes $314,500 of income recorded as a result of the Ross Litigation settlement (see Item 3 of Part I of the Company's Form 10-K/A for the year ended December 31, 1995) and $678,000 of management fee income from the joint venture that owns the Boston Park Plaza hotel.

      Income from joint venture represents income, after rents to the Trust, from the Corporation's 58.2% investment in the 960-room Boston Park Plaza.

      Administrative and operating expenses for the three and nine months ended September 30, 1996, increased by $3.5 million to $4.5 million or 4.2% of revenues and by $4.5 million to $7.1 million or 3.2% of revenues, respectively, as compared to $981,000 or 2.5% of revenues and $2.7 million or 2.6% of revenues, respectively, for the corresponding periods of 1995. The increases were primarily a result of increases in payroll costs commensurate with the Company's growth, as well as the assumption of management of hotels previously provided by third-party operators. Administrative and operating expenses for the three and nine months ended September 30, 1996 included a $1.5 million charge relating to costs relating to the relocation of the corporate office from Los Angeles, California to Phoenix, Arizona.

      Depreciation and amortization expense increased by $522,000 and $4.8 million for the three and nine months ended September 30, 1996, respectively, as compared to the corresponding periods of 1995. The increases were primarily a result of depreciation relating to the Acquired Hotels.

      Minority interest represents primarily the interest of Starwood Capital and certain affiliates of Starwood Capital in Operating for the three and nine months ended September 30, 1996.

      Net income for the nine months ended September 30, 1996 includes an extraordinary gain of $1.5 million before minority interest resulting from early extinguishment of debt. The extraordinary gain resulted from the early payoff at a discount of a note secured by the Milwaukee Marriott. In addition, the Corporation purchased the remaining equity interest for $240,000 and became the 100% owner of the hotel. Net income for the third quarter and nine months ended September 30, 1996 also includes a $1.5 million charge resulting from the relocation of the Company's corporate offices to Phoenix, Arizona from Los Angeles, California in July.

      For information with respect to rent and interest to the Trust during the three and nine months ended September 30, 1996 and 1995, see "Trust" immediately above.

COMBINED HISTORICAL RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1996 AND COMBINED PRO FORMA RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1995

INCOME FROM OPERATIONS

      Combined income from operations for the third quarter of 1996 was $6.1 million, or $0.28 per paired share, on combined revenues of $108.4 million, compared to combined pro forma income from operations of $5.9 million, or $0.43 per paired share, on combined revenues of $43.2 million for the corresponding period in 1995.

      Combined income from operations for the nine months ended September 30, 1996 was $19.8 million, or $1.14 per paired share, on combined revenues of $234.7 million, compared to combined pro forma net income of $17.1 million, or $1.24 per paired share, on combined revenues of $127.0 million for the corresponding period in 1995.

EXTERNAL GROWTH

      During the quarter ended September 30, 1996 the Company acquired equity and debt interests in 21 hotels containing 6,485 rooms at a combined cost of approximately $520 million. During the nine months ended September 30, 1996, the Company acquired equity interests in 29 hotels as follows: the 263-room Grand Hotel (renamed The Westin Hotel) in Washington, DC (January 1996); a 58.2% interest in the 960-room Boston Park Plaza Hotel Complex in Boston, Massachusetts (January 1996); the 257-room Midland Hotel in Chicago, Illinois (March 1996); the 442-room Clarion Hotel located at the San Francisco Airport in Millbrae, California (April 1996), the 260-room Doubletree Guest Suites hotel in Tampa, Florida, the 254-room Doubletree Guest Suites hotel in Cypress Creek, Florida, and the 308-room Doubletree Guest Suites hotel in Irving, Texas (April
1996), the 251-room Doubletree Guest Suites hotel and the 177-room Days Inn, both located at the Philadelphia Airport in Philadelphia, Pennsylvania (June
1996); the Teachers Portfolio (August 1996); the HOD Portfolio (August 1996); the 294-room Marriott in Princeton, New Jersey (August 1996); and the 199-room Doral Court and 121-room Doral Tuscany in New York, New York (September 1996).

INTERNAL GROWTH

      On a same-store-sales basis, including all hotels acquired prior to September 30, 1996, revenue per available room (REVPAR) for the third quarter of 1996 increased 11.4% (10.7% if the Dallas Park Central, which is undergoing a substantial renovation and had occupancy of 11.3% for the quarter, is included), from $62.90 to $70.04 over the same period in 1995. The increase in REVPAR resulted from an increase in average daily rate (ADR) of 14.6%, from $82.01 to $94.02, while the occupancy rate decreased by 2.2 percentage points.

      On a same-store-sales basis, including all hotels acquired prior to September 30, 1996, REVPAR for the nine months ended September 30, 1996 increased 10.7%, from $59.60 to $65.96 over the same period in 1995. The increase in REVPAR resulted from an increase in ADR of 11.9%, from $80.33 to $89.87 offset by a slight decrease in the occupancy rate from 74.2% to 73.4%.

      The overall increase in REVPAR for the third quarter and nine months ended September 30, 1996 was largely attributable to the strong increase in REVPAR at the Company's upscale hotels. These hotels experienced an increase in REVPAR of 12.7% and 12.3% for the third quarter and nine months ended September 30, 1996, respectively, as compared to the corresponding periods of 1995. ADR for the Company's upscale hotels increased 14.8%, for the third quarter and 11.5% for the nine months ended September 30, 1996, as compared to the corresponding periods of 1995.

      The following tables summarize average occupancy, ADR and REVPAR on a year-over-year basis for the Company's owned and operated (including third party managed hotels), nongaming hotels for the three and nine months ended September 30, 1996 and 1995:

                                                       Three Months Ended
                                                          September 30,
                                                     ----------------------
All Nongaming Hotels (excluding                       1996             1995
--------------------------------                     -----            -----
Dallas Park Central):
--------------------
Occupancy rate .........................              74.5%            76.7%
ADR ....................................             $94.02           $82.01
REVPAR .................................             $70.04           $62.90
REVPAR % change ........................              11.4%

                                                       Nine Months Ended
                                                          September 30,
                                                     ----------------------
All Nongaming Hotels (excluding                       1996             1995
--------------------------------                     -----            -----
Dallas Park Central):
--------------------
Occupancy rate .........................              73.4%            74.2%
ADR ....................................             $89.87           $80.33
REVPAR .................................             $65.96           $59.60
REVPAR % change ........................              10.7%

                                                      Three Months Ended
                                                         September 30,
                                                     ----------------------
Upscale Hotels:                                       1996             1995
--------------                                       -----            -----
Occupancy rate .........................              74.9%            76.3%
ADR ....................................             $99.39           $86.57
REVPAR .................................             $74.44           $66.04
REVPAR % change ........................              12.7%

                                                       Nine Months Ended
                                                         September 30,
                                                     ----------------------
Upscale Hotels:                                       1996             1995
--------------                                       -----            -----
Occupancy rate .........................              74.0%            73.5%
ADR ....................................             $97.83           $87.77
REVPAR .................................             $72.41           $64.50
REVPAR % change ........................              12.3%

                                                       Three Months Ended
                                                          September 30,
                                                     ----------------------
Midscale/Economy Hotels                               1996             1995
------------------------                             -----            -----
(excluding Dallas Park Central):
--------------------------------
Occupancy rate .........................              72.9%            78.1%
ADR ....................................             $72.70           $64.91
REVPAR .................................             $52.97           $50.69
REVPAR % change ........................               4.5%

                                                       Nine Months Ended
                                                          September 30,
                                                     ----------------------
Midscale/Economy Hotels                               1996             1995
------------------------                             -----            -----
(excluding Dallas Park Central):
--------------------------------
Occupancy rate .........................              71.6%            76.3%
ADR ....................................             $66.42           $60.05
REVPAR .................................             $47.57           $45.83
REVPAR % change ........................               3.8%

      Management believes that increases in REVPAR resulted primarily from increases in demand due to continued favorable economic conditions which have created increased business and leisure travel throughout the United States, while the supply of hotel rooms has not increased as rapidly, particularly in major urban locations. Revenue increases for the quarter were greatest at the recently acquired city center properties in Atlanta, New York, and Washington. REVPAR declined significantly at the Dallas Park Central which was virtually closed for renovation. REVPAR at the Harvey Hotel in Wichita, which is managed by a third party, declined 29%.

      Management believes that there are several important factors that have contributed to the improved profitability of hotel properties, including increased ADR and effective cost management. Because a substantial portion of the hotels' operating costs and expenses are generally fixed, the Company derives substantial operating leverage from increases in revenue. However, the Company's continued investment in full-service properties has led to a larger component of food and beverage revenue when compared to the same period last year. Consequently, gross margins for the third quarter of 1996 declined to 30% from 32% in the corresponding quarter in 1995. Gross margins for the nine months ended September 30, 1996 remained constant at 31% when compared to the same period in 1995.

SELF MANAGEMENT

      In the nine months ended September 30, 1996, consistent with its business objective to capture the economic benefits otherwise retained by a third-party operator, the Company assumed management of a total of 19 hotels including 18 acquired during the period and one property continuously owned by Realty. In addition, from October 1 through November 8, 1996 the Company assumed management of eight additional hotels acquired in the twelve months ending September 30, 1996. Management believes that the assumption of direct control over the operations of these hotels will allow the Company to effectively use the experience of management to improve operations.

RENOVATIONS

      During the quarter the Company completed a $1.9 million renovation of the Riverside Inn in Portland, Oregon and a $1.6 million renovation of the Terrace Garden Inn in Atlanta, Georgia. The $12 million renovation of the Dallas Park Central is well advanced with completion expected in the first quarter of 1997. Other significant renovations in progress at the end of the quarter include the Sheraton Colony Square in Atlanta, Georgia ($6.5 million total renovation), the Westin Hotel in Washington, D.C. ($6.0 million total renovation), the Meany Tower Hotel in Seattle, Washington ($5.0 million total renovation), the Clarion Hotel located at the San Francisco Airport ($5.0 million total renovation) and the Radisson Hotel in Gainesville, Florida ($3.0 million total renovation). The Company expects to complete these renovation projects in 1997.

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

OTHER INCOME AND ADMINISTRATIVE AND OPERATING EXPENSES

      Other income for the nine months ended September 30, 1996 includes $678,000 of management fee income from the Boston Park Plaza and a $290,000 gain (net of related expenses) realized in connection with the sale of securities, which were purchased in contemplation of acquiring a portfolio of hotel properties. Also included in other income is $629,000 recorded in connection with the Ross Litigation settlement (see Item 3 of Part I of the Company's Form 10-K/A for the year ended December 31, 1995).

      Administrative and operating expenses for the three and nine months ended September 30, 1996 increased by $3.2 million to $4.6 million or 4% of revenue and by $6.2 million to $10.0 million or 4% of revenues, respectively, as compared to $1.4 million or 3.2% of revenues and $3.8 million or 3.0% of revenues, respectively, for the corresponding periods of 1995. The increase was primarily a result of an increase in payroll costs due to additions to the corporate staffs commensurate with the Company's growth, as well as the assumption of management of hotels from third-party operators. Administrative and operating expenses for the quarter and nine months ended September 30, 1996 includes a $1.5 million charge resulting from the relocation of the Company's corporate offices to Phoenix, Arizona from Los Angeles, California. Administrative and operating expenses also includes payments of approximately $270,000 to Jeffrey C. Lapin, the former President and Chief Operating Officer of the Trust pursuant to his separation agreement. The increase in administrative and operating expenses also resulted from costs relating to the potential acquisition of hotels which ultimately were not acquired.

COMBINED LIQUIDITY AND CAPITAL RESOURCES

      Cash Flow Provided by Operating Activities. The principal source of cash to be used to fund the Company's operating expenses, interest expense, recurring capital expenditures and distribution payments by the Trust will be cash flow provided by operating activities. The Company anticipates that cash flow provided by operating activities will provide the necessary funds on a short and long term basis to meet operating cash requirements including all distributions to shareholders by the Trust. During the first quarter, the Trust paid a distribution of $0.47 per share for the fourth quarter of 1995. During the second quarter, the Trust paid the distribution of $0.47 per share for the quarter ending March 31, 1996. During the third quarter, the Trust paid the distribution of $0.49 per share for the quarter ended June 30, 1996 and declared a distribution of $0.49 per share for the quarter ended September 30, 1996.

      Cash Flows from Investing and Financing Activities. Additionally, the Company intends to finance the acquisition of additional hotel properties, hotel renovations and capital improvements and provide for general corporate purposes through three loan facilities with affiliates of Lehman Brothers Inc. (one of which is now managed by Bank of Boston) and one loan facility with an affiliate of Goldman Sachs and, when market conditions warrant, to issue additional equity or debt securities.

      In March 1996, Realty entered into a loan facility (the "Term Loan") with an affiliate of Lehman Brothers Inc. The 12-month Term Loan was put in place to fund the acquisition in March 1996, of the 257-room Midland Hotel in Chicago and, in April 1996, the facility was increased to $94 million. The Term Loan is secured by certain properties of the Company on a cross-collateralized basis. As of September 30, 1996, Realty had borrowed $74 million under the Term Loan, which accrues interest at a rate equal to the one-two-or three-month LIBOR, at the Company's option, plus (a) 1.95 % for the first $20 million and (b) 1.75 % for the balance of the Term Loan. The Term Loan may be retired from the proceeds of public or private issuances of equity or debt securities by the Company.

      In July 1996, the maturity date of the Mortgage Loan Funding Facility (the "Repo Facility") which the Company had entered into in July 1995 with an affiliate of Lehman Brothers, Inc. was extended from January 25, 1997 to July 25, 1997. As of September 30, 1996, Realty had borrowed $71 million under the Repo Facility.

      In August 1996, the Company entered into a loan facility (the "Goldman Loan") with an affiliate of Goldman Sachs for a one-year (extendible to 18 months) loan of up to $300 million to fund a portion of the acquisition cost of the HOD Portfolio and for general corporate purposes. The Goldman Loan bears interest at one-month LIBOR plus 1.75% and is secured by interests in the Teachers Portfolio and the HOD Portfolio. At September 30, 1996, the Company had borrowed $140 million under the Goldman Loan.

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

      On August 12, 1996, the Company completed a public offering of 10,000,000 paired shares and on August 23, 1996 the underwriter exercised its over-allotment option to purchase 799,575 paired shares. Net proceeds from the offering of approximately $365.0 million were used to fund the acquisition of the Teachers Portfolio and the balance was used to fund a portion of the acquisition of the HOD Portfolio. The remaining portion of the HOD Portfolio was funded through the Goldman Loan discussed above.

      As previously discussed, during the quarter, the Company completed a $1.9 million renovation of the Portland Riverside Inn, in Portland, Oregon and a $1.6 million renovation of the Terrace Garden Inn in Atlanta, Georgia. The $12 million renovation of the Dallas Park Central is well advanced with completion expected in the first quarter of 1997. Other significant renovations in progress at the end of the third quarter include the Sheraton Colony Square in Atlanta, Georgia; the Westin Hotel in Washington, D.C.; the Meany Tower Hotel in Seattle, Washington; the Clarion Hotel at the San Francisco Airport and the Radisson Hotel in Gainesville, Florida. The Company expects to complete these renovations in 1997 for approximately $25.5 million. Major and minor renovations of other hotels are also being contemplated. Sources of capital for major building renovations and expansions are expected to be: (i) excess funds from operations,
(ii) additional debt financing, and (iii) additional equity raised in the public and private markets. As of the date of the filing of this report, since January 1, 1995, the Company has invested over $726 million in hotel assets (approximately $743 million including capital expenditures for the nine months ended September 30, 1996). As part of its investment strategy, the Company plans to acquire additional hotels. Future acquisitions are expected to be funded through further draws under a three-year, $135 million secured revolving credit facility with affiliates of Lehman Brothers Inc. and managed by Bank of Boston (the "Acquisition Facility"), and the Goldman Loan and the issuance of additional equity or debt securities. The Company intends to incur additional indebtedness in a manner consistent with its policy of maintaining a Ratio of Debt-to-Total Market Capitalization of not more than 50%. Management of each of the Trust and of the Corporation believes that it will have access to capital resources sufficient to satisfy the cash requirements of each of the Trust and the Corporation and to expand and develop their business in accordance with their strategy for future growth.

FUNDS FROM OPERATIONS

      Management believes that funds from operations ("FFO") is one measure of financial performance of an equity REIT such as the Trust. Combined FFO (as defined by the National Association of Real Estate Investment Trusts)(1) for the quarter ended September 30, 1996 almost doubled to $25.3 million, compared to combined historical FFO of $12.7 million for the corresponding period in 1995 and grew by 95% compared to pro forma FFO of $13.0 million for the corresponding period in 1995. The following table shows the calculation of historical and pro forma combined FFO for the quarter ended September 30, 1996:

                                                                     Three Months Ended
                                                                        September 30,
                                                          -----------------------------------------
                                                                          Pro Forma      Historical
                                                              1996           1995           1995
                                                          -----------    -----------    -----------
Income before extraordinary item and minority
  interest ...........................................    $ 8,169,000    $ 8,412,000    $ 8,642,000
Real estate related depreciation and amortization, net
  of amortization of financing costs .................     13,169,000      4,557,000      3,997,000
Real estate related depreciation-Boston Park Plaza ...      1,424,000             --             --
Loss on sales of hotel assets ........................      1,037,000         12,000         12,000
Corporate relocation costs ...........................      1,500,000             --             --
                                                          -----------    -----------    -----------
                                                   FFO    $25,299,000    $12,981,000    $12,651,000
                                                          ===========    ===========    ===========

      For the nine months ended September 30, 1996 combined FFO grew by 150% to $56.6 million, compared to combined historical FFO of $22.7 million for the corresponding period in 1995 and grew by 50% compared to pro forma FFO of $37.8 million for the corresponding period in 1995. The following table shows the calculation of historical and pro forma combined FFO for the nine months ended September 30, 1996:

                                                                     Nine Months Ended
                                                                        September 30,
                                                          -----------------------------------------
                                                                          Pro Forma      Historical
                                                              1996           1995           1995
                                                          -----------    -----------    -----------
Income before extraordinary item and
  minority interest ..................................    $26,268,000    $24,445,000    $12,348,000
Real estate related depreciation and amortization, net
  of amortization of financing costs .................     25,860,000     13,233,000     10,182,000
Real estate related depreciation-Boston Park Plaza ...      1,621,000             --             --
Loss on sales of hotel assets ........................      1,384,000        125,000        125,000
Corporate relocation costs ...........................      1,500,000             --             --
                                                          -----------    -----------    -----------
                                                   FFO    $56,633,000    $37,813,000    $22,655,000
                                                          ===========    ===========    ===========

      FFO includes $201,000 and $430,000 of interest income recognized in excess of the actual cash received on mortgage notes receivable (as a result of the notes having been purchased at a discount) for the quarter ended September 30, 1996 and 1995, respectively, and $719,000 and $975,000 for the nine months ended September 30, 1996 and 1995, respectively.

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

PART II. - OTHER INFORMATION

Item 1.   Legal proceedings

            None.

 Item 2.  Changes in Securities

            None.

Item 3.  Defaults Upon Senior Securities

            None.

Item 4.  Submission of Matters to a Vote of Security Holders

            None.

Item 5.  Other Information

            None.

Item 6.  Exhibits and Reports on Form 8-K

            (a)   Exhibits

            Exhibit 11 - Combined statement regarding computation of per share earnings.

            (b)   Reports on Form 8-K.

            On August 12, 1996, the Trust and and the Corporation filed a Joint Current Report on Form 8-K to report the acquisition of the Teachers Portfolio and the HOD Portfolio.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, each Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



STARWOOD LODGING TRUST                 STARWOOD LODGING CORPORATION
Registrant                             Registrant






/s/ RONALD C. BROWN                    /s/ ALAN M. SCHNAID
-----------------------------------    -----------------------------------------
Ronald C. Brown                        Alan M. Schnaid
Senior Vice President and              Vice President and Corporate Controller
Chief Financial Officer                (Principal Accounting Officer)
(Principal Financial Officer)









Date: November _____, 1996.