Form 10-K
period 1996-12-31
STARWOOD LODGING TRUST; STARWOOD LODGING CORP
filed 1997-03-11
CIK 48595, 316206

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K
                            ------------------------
[X] JOINT ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996
                                       OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
             FOR THE TRANSITION PERIOD FROM           TO

           COMMISSION FILE NUMBER: 1-6828                       COMMISSION FILE NUMBER: 1-7959
                  STARWOOD LODGING                                     STARWOOD LODGING
                        TRUST                                             CORPORATION
    (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS        (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS
                         CHARTER)                                          CHARTER)
                                         ------------------------
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

          2231 E. CAMELBACK ROAD, SUITE 410                    2231 E. CAMELBACK ROAD, SUITE 400
               PHOENIX, ARIZONA 85016                               PHOENIX, ARIZONA 85016
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

                            ------------------------

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b)OF THE ACT:

                                                                     NAME OF EACH EXCHANGE
                 TITLE OF EACH CLASS                                  ON WHICH REGISTERED
----------------------------------------------------------------------------------------------------------
 Shares of Beneficial Interest, $0.01 per value, of                 New York Stock Exchange
                       Starwood
     Lodging Trust ("Trust Shares") paired with
     Shares of Common Stock, $0.01 par value, of
 Starwood Lodging Corporation ("Corporation Shares")

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT

                                      NONE

     Indicate by check mark whether the Registrants (1) have filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of each Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of March 7, 1997, the aggregate market value of the Registrants' voting stock held by non-affiliates(1) was $1,730,804,119.

As of February 28, 1997 the Registrants had outstanding 42,975,478 Trust Shares and 42,975,478 Corporation Shares.

---------------

(1) For purposes of this Joint Annual Report only, includes all voting shares other than those held by the Registrants' Trustees or Directors and Executive Officers.
================================================================================

                               TABLE OF CONTENTS

 ITEM
NUMBER
IN FORM
 10-K                                                                                      PAGE
-------                                                                                    ----
                                                                                         PART I
   1.     Business.......................................................................    1
   2.     Properties.....................................................................   10
   3.     Legal Proceedings..............................................................   18
   4.     Submission of Matters to a Vote of Security Holders............................   18

                                                                                        PART II

   5.     Market for Registrants' Common Equity and Related Stockholder Matters..........   19
   6.     Selected Financial Data........................................................   20
          Management's Discussion and Analysis of Financial Condition and Results of
   7.     Operations.....................................................................   22
   8.     Financial Statements and Supplementary Data....................................   30
   9.     Changes in and Disagreements with Accountants on Accounting and Financial
          Disclosure.....................................................................   30

                                                                                       PART III

  10.     Trustees, Directors and Executive Officers of the Registrants..................   31
  11.     Executive Compensation.........................................................   37
  12.     Security Ownership of Certain Beneficial Owners and Management.................   44
  13.     Certain Relationships and Related Transactions.................................   48

                                                                                        PART IV

          Exhibits, Financial Statements, Financial Statement Schedules and Reports on
  14.     Form 8-K.......................................................................   50

                                       (i)

     This Joint Annual Report of Starwood Lodging Trust (the "Trust") and Starwood Lodging Corporation (the "Corporation" and, together with the Trust, "Starwood Lodging" or the "Company") on Form 10-K contains statements which constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements appear in a number of places in this Report, including, without limitation, Acquisition and Development Strategy, Operating Strategy, Other Information, and Management's Discussion and Analysis of Financial Condition and Results of Operations. Such forward-looking statements include statements regarding the intent, belief or current expectations of Starwood Lodging, its Trustees, Directors or its officers with respect to the matters discussed in this Report. Prospective investors are cautioned that any such forward-looking statements involve risks and uncertainties, and that actual results may differ materially from those in the forward-looking statements as a result of various uncertainties and other factors, including, without limitation, those set forth below.

GENERAL FACTORS AFFECTING INVESTMENTS IN THE HOTEL INDUSTRY

     Operating Risks. The properties of the Company are subject to all operating risks common to the hotel industry. These risks include: changes in general economic conditions; the level of demand for rooms and related services; cyclical over-building in the hotel industry; restrictive changes in zoning and similar land use laws and regulations or in health, safety and environmental laws, rules and regulations; the inability to secure property and liability insurance to fully protect against all losses or to obtain such insurance at reasonable rates; and changes in travel patterns. In addition, the hotel industry is highly competitive. The properties of the Company compete with other hotel properties in their geographic markets. However, some of the Company's competitors may have substantially greater marketing and financial resources than the Company.

     The Company may compete for acquisition opportunities with entities which have substantially greater financial resources than the Company. These entities may generally be able to accept more risk than the Company can prudently manage. Competition may generally reduce the number of suitable investment opportunities offered to the Company and increase the bargaining power of property owners seeking to sell. Further, management believes that it will face competition for acquisition opportunities from entities organized for purposes substantially similar to the objectives of the Company.

     Franchise Agreement Risks. The majority of the Company's hotels are operated pursuant to existing franchise or license agreements. Franchise agreements generally contain specific standards for, and restrictions and limitations on, the operation and maintenance of a hotel property in order to maintain uniformity in the system created by the franchisor. In addition, compliance with such standards could require a franchisee to incur significant expenses or capital expenditures. Certain of the franchise agreements require the Company to obtain the consent of the franchisor to certain matters, including certain securities offerings.

     Seasonality of Hotel Business. The hotel industry is seasonal in nature. Generally, hotel revenues are greater in the second and third quarters than in the first and fourth quarters. As a result, the Trust may be required from time to time to borrow to provide funds necessary to make quarterly distributions.

     Regulation of Gaming Operations. The Company's casino gaming facilities located in Las Vegas, Nevada, are subject to extensive licensing and regulatory control by the Nevada Gaming Commission and other Nevada authorities. These regulatory authorities have broad powers with respect to the licensing of gaming operations, and may revoke, suspend, condition or limit the gaming approvals and licenses of the Corporation

                                      (ii)
and its gaming subsidiary, impose substantial fines and take other actions, any of which could have a material adverse effect on the Corporation's business and the going concern value of the Trust's hotel/casinos. Directors, officers and certain key employees of the Corporation and its gaming subsidiary are subject to licensing or suitability determinations by the Nevada Gaming Commission and local gaming authorities. If the Nevada Gaming Commission were to find a person occupying any such position unsuitable, the Corporation would be required to sever its relationship with that person.

REAL ESTATE INVESTMENT RISKS

     General Risks. Real property investments are subject to varying degrees of risk. The investment returns available from equity investments in real estate depend in large part on the amount of income earned and capital appreciation generated by the related properties as well as the expenses incurred. If the properties of the Company do not generate revenue sufficient to meet operating expenses, including debt service and capital expenditures, the income of the Company and its ability to make distributions to its shareholders will be adversely affected. In addition, income from properties and real estate values are also affected by a variety of other factors, such as governmental regulations and applicable laws (including real estate, zoning and tax laws), interest rate levels and the availability of financing. In addition, equity real estate investments, such as the investments held by the Company and any additional properties that may be acquired by the Company, are relatively illiquid.

     Possible Liability Relating to Environmental Matters. Under various federal, state and local environmental laws, ordinances and regulations, a current or previous owner or operator of real property may become liable for the costs of removal or remediation of hazardous or toxic substances on, under or in such property. Such laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances. The presence of hazardous or toxic substances, or the failure properly to remediate such substances when present, may adversely affect the owner's ability to sell or rent such real property or to borrow using such real property as collateral. Persons who arrange for the disposal or treatment of hazardous or toxic wastes may be liable for the costs of removal or remediation of such wastes at the disposal or treatment facility, regardless of whether such facility is owned or operated by such person. Other federal, state and local laws, ordinances and regulations require abatement or removal of certain asbestos-containing materials in the event of demolition or certain renovations or remodeling and govern emissions of and exposure to asbestos fibers in the air. The operation and subsequent removal of certain underground storage tanks also are regulated by federal and state laws. Future remediation costs are not expected to have a material adverse effect on the Company's results of operations or financial position and compliance with environmental laws has not had and is not expected to have a material effect on the capital expenditures, earnings or competitive position of the Company.

RISKS OF DEBT FINANCING

     As a result of incurring debt, the Company is subject to the risks normally associated with debt financing, including the risk that cash flow from operations will be insufficient to meet required payments of principal and interest. A majority of the hotels are mortgaged to secure payment of certain of this indebtedness, and if the mortgage payments cannot be made, a loss could be sustained as a result of a foreclosure by the mortgagee.

     The Company currently maintains floating rate indebtedness, and may utilize floating rate financing in future transactions. Increases in these interest rates could adversely affect the Company's results from operations and adversely impact its ability to meet its debt service.

     The Company is obligated to repay certain of this indebtedness in the near future when it matures. Although the Company anticipates that it will be able to repay or refinance such indebtedness and any other indebtedness, there can be no assurance that it will be able to do so or that the terms of such refinancings will be favorable to the Company.

                                      (iii)

                                     PART I

ITEM 1.  BUSINESS.

     Starwood Lodging Trust, formerly Hotel Investors Trust, was organized in 1969 as a Maryland real estate investment trust, and has invested in fee, ground leasehold and mortgage loan interests in hotel properties located throughout the United States.

     In order for the Trust to qualify for favorable tax status as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986 (the "Code"), the Trust leases its properties to third-party operators. In 1980, Starwood Lodging Corporation, formerly Hotel Investors Corporation, was organized as a Maryland corporation and has leased hotel properties from the Trust since that date.

     Unless the context otherwise requires, all references herein to "Starwood Lodging" or the "Company" refer to the Trust and the Corporation, and all references to the "Trust" and to the "Corporation" include the Trust and the Corporation, respectively, and those entities respectively owned or controlled by the Trust or the Corporation, including the Realty Partnership (defined below) and the Operating Partnership (defined below).

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

     At December 31, 1996, Starwood Lodging owned equity interests in 62 hotel properties and owned mortgage interests in another 14 hotel properties. At such date, of the 62 hotels in which Starwood Lodging owned an equity interest, seven hotels were being managed by third-party operators including four hotels being managed pursuant to leases to third-party operators. For information as to such interests and properties, see Item 2 of this Joint Annual Report.

     At March 10, 1997 (the "date of this Joint Annual Report"), Starwood Lodging owned equity or mortgage interests in, or managed for third-party owners, a total of 98 hotels containing over 26,000 rooms located in 27 states and the District of Columbia.

                      ACQUISITION AND DEVELOPMENT STRATEGY

     Starwood Lodging intends to continue to expand and diversify its hotel portfolio through the acquisition of primarily upscale hotels in major metropolitan areas. Starwood Lodging believes that hotels in this segment can be purchased at prices below replacement cost and offer better potential for cash flow growth than hotels in other market segments. Starwood Lodging generally seeks investments in hotels where management believes that profits can be increased by the introduction of more professional and efficient management techniques, a change of franchise affiliation or the injection of capital for renovating, repositioning or expanding a property. Properties are targeted throughout the United States, but Starwood Lodging generally focuses on markets with favorable demographic trends, significant barriers to entry or major room demand generators such as office or retail complexes, airports, tourist attractions, or universities.

     Consistent with this strategy, Starwood Lodging acquired equity interests in the following 30 hotels during 1996 (the "1996 Properties"):

                                                                                                    APPROXIMATE
                                                             DATE      APPROXIMATE                 PURCHASE PRICE
                                                              OF      PURCHASE PRICE                  PER ROOM
              HOTEL                       LOCATION         PURCHASE      (000'S)          ROOMS       (000'S)
---------------------------------  ----------------------  --------   --------------      ------   --------------
Westin Hotel.....................  Washington, DC           1/04/96      $ 33,000           263         $125
Boston Park Plaza................  Boston, MA               1/24/96        96,478(1)(2)     960           85
Midland Hotel....................  Chicago, IL              3/22/96        21,000           257           82
Clarion Hotel, San Francisco
  Airport........................  Milbrae, CA              4/25/96        30,000           442           68
Doubletree DFW Airport...........  Irving, TX               4/26/96        28,568           308           93
Doubletree Cypress Creek.........  Ft. Lauderdale, FL       4/26/96        23,220           254           91
Westin Hotel.....................  Tampa, FL                4/26/96        21,462           260           83
Doubletree Guest Suites..........  Philadelphia, PA         6/03/96        18,230           251           73
Days Inn.........................  Philadelphia, PA         7/01/96         3,570           177           20
The Institutional Portfolio consisting of:
Ritz Carlton.....................  Philadelphia, PA         8/12/96                         290
Ritz Carlton.....................  Kansas City, MO          8/12/96                         373
Westin Hotel.....................  Waltham, MA              8/12/96                         347
Westin LAX.......................  Los Angeles, CA          8/12/96                         739
Westin Horton Plaza..............  San Diego, CA            8/12/96                         450
Westin Hotel Concourse...........  Atlanta, GA              8/12/96                         370
Doubletree Grand at Mall of
  America........................  Bloomington, MN          8/12/96                         321
The Wyndham Hotel................  Ft. Lauderdale, FL       8/12/96                         251
                                                                         --------         -----         ----
                                                                          315,000         3,141          100
Hotels of Distinction Portfolio consisting of:
The Hotel Park Tucson............  Tucson, AZ               8/16/96                         215
Embassy Suites...................  Palm Desert, CA          8/16/96                         198
The Marque of Atlanta............  Atlanta, GA              8/16/96                         275
Arlington Park Hilton............  Arlington Heights, IL    8/16/96                         422
Sheraton Needham.................  Needham, MA              8/16/96                         247
Embassy Suites...................  St. Louis, MO            8/16/96                         297
Radisson Marque..................  Winston-Salem, NC        8/16/96                         293
Allentown Hilton.................  Allentown, PA            8/16/96                         224
Sheraton Minneapolis Metrodome...  Minneapolis, MN          9/05/96                         254
                                                                         --------         -----
                                                                          135,000         2,425           56
Marriott Forrestal Village.......  Princeton, NJ            8/29/96        19,600           294           67
Doral Court......................  New York, NY             9/19/96        21,028           199          106
Doral Tuscany....................  New York, NY             9/19/96        12,888           121          107
Westwood Marquis.................  Los Angeles, CA         12/31/96        35,000(3)        257          136
                                                                         --------         -----         ----
                                                                         $814,044         9,609         $ 85
                                                                         ========         =====         ====

---------------
(1) Represents 100% interest. Starwood Lodging acquired a 58.2% interest in a joint venture that acquired the property.

(2) Includes $14 million allocated to the purchase price of the office building portion of the hotel property.

(3) Represents 100% interest. Starwood Lodging acquired a 93.5% interest in a joint venture that acquired the property.

     In addition, as of March 10, 1997, Starwood Lodging had acquired equity interests in 1997 in the following 13 hotels containing approximately 4,100 rooms (the "1997 Properties"):

                                                                                             APPROXIMATE
                                                          DATE      APPROXIMATE             PURCHASE PRICE
                                                           OF      PURCHASE PRICE              PER ROOM
             HOTEL                      LOCATION        PURCHASE      (000'S)       ROOMS      (000'S)
--------------------------------  --------------------  --------   --------------   -----   --------------
Deerfield Beach Hilton..........  Deerfield Beach, FL    1/08/97      $ 11,500       220         $ 52
Radisson Denver South...........  Denver, CO             1/17/97        21,750       263           83
The HEI Portfolio of owned hotels consisting of:
The Sheraton Hotel..............  Long Beach, CA         2/14/97                     460
Omni Waterside Hotel............  Norfolk, VA            2/14/97                     446
BWI Airport Marriott............  Baltimore, MD          2/14/97                     310
Crown Plaza Edison..............  Edison, NJ             2/14/97                     274
Courtyard by Marriott Crystal
  City..........................  Arlington, VA          2/14/97                     272
Charleston Hilton...............  Charleston, SC         2/14/97                     296
Park Ridge Hotel................  King of Prussia, PA    2/14/97                     265
Sonoma County Hilton............  Santa Rosa, CA         2/14/97                     245
Novi Hilton.....................  Novi, MI               2/14/97                     239
Embassy Suites..................  Atlanta, GA            2/14/97                     233
                                                                   --------------   -----      ------
                                                                       312,000      3,040         103
Days Inn Chicago................  Chicago, IL            2/21/97        48,000       578           83
                                                                   --------------   -----      ------
                                                                      $393,250      4,101        $ 96
                                                                   ===========      =====   ===========

     On February 14, 1997, in addition to the acquisition of the ten hotels referred to above as the HEI Portfolio of owned hotels (together, the "HEI Portfolio") from PRISA II, an institutional real estate investment fund managed by Prudential Real Estate Investors, and HEI Hotels LLC ("HEI"), a Westport, Connecticut based hotel operating company, the Company also completed the acquisition of the management company, HEI ($15 million). The Company paid $112 million in cash and notes and the remainder in limited partnership interests in the Realty Partnership and the Operating Partnership exchangeable for 6.548 million Paired Shares of the Trust and Corporation (an approximate value of $215 million). The HEI Portfolio also included contracts to manage the following nine hotels:

                             HOTEL                                     LOCATION          ROOMS
----------------------------------------------------------------  ------------------     -----
Sheraton Gateway Houston Airport................................  Houston, TX             418
Ontario Airport Hilton..........................................  Ontario, CA             309
Grand Junction Hilton...........................................  Grand Junction, CO      264
Danbury Hilton & Towers.........................................  Danbury, CT             242
Residence Inn By Marriott.......................................  Princeton, NJ           208
Long Island Sheraton Hotel......................................  Smithtown, NY           211
Wilmington Hilton Hotel.........................................  Wilmington, DE          193
Ramada Hotel Bethesda...........................................  Bethesda, MD            160
The Pavillion Hotel.............................................  Virginia Beach, VA      292
                                                                                         -----
                                                                                         2,297
                                                                                         =====

     Also, as a part of its acquisition strategy Starwood Lodging intends to continue to acquire debt interests in hotels at discounts to their face amounts with the intention of acquiring the hotel.

     In line with this strategy, in 1996 Starwood Lodging acquired debt interests in the 305-room Holiday Inn in Milpitas, California, for $17.0 million and the 480-room Sheraton in Stamford, Connecticut, for $10.25 million. Also in 1996, equity interests were acquired by the Company in the Westin in Washington, D.C., and the Doubletree Guest Suites and Days Inn, both in Philadelphia, Pennsylvania, which combined with debt interests previously acquired by the Company provided the Company with full equity ownership of each hotel.

     Starwood Lodging also intends to develop, on a limited basis, new hotels, either through new construction or conversion of office buildings, in certain underserved markets. In this respect, in November 1996, the Trust paid $7.0 million to acquire a site in downtown Seattle, Washington, which has entitlements for construction of a 410-room hotel. The Trust expects to begin construction on this hotel in mid-1997.

     Starwood Lodging is evaluating numerous other hotel properties for acquisition and, as of the date of this Joint Annual Report has entered into agreements to purchase and has made offers on 20 properties in the aggregate amount of approximately half a billion dollars, all of which are subject to the satisfaction of a number of conditions prior to closing. Starwood Lodging intends to finance the acquisition of these or other hotel properties through cash flow from operations, through borrowings under new or existing credit facilities and, when market conditions warrant, through the issuance of debt or equity securities.

     As part of its continuous evaluation of its portfolio and efforts to redeploy capital in high growth assets, the Company has identified certain properties for sale. These properties include the Company's gaming assets and other hotels primarily in market segments that the Company believes have limited growth potential. In 1996, the Company sold the Best Western Columbus North in Columbus, Ohio, for approximately $3.1 million; the Bourbon Street Hotel & Casino ("Bourbon Street") in Las Vegas, Nevada, for $7.6 million; and the real property of the King 8 Hotel, Gambling Hall and Truck Plaza (the "King 8") in Las Vegas, Nevada, for approximately $18.8 million. The Corporation has entered into an agreement to sell the personal property relating to the King 8 for $3 million and expects the closing to occur in the next 18 months following receipt by the purchaser of required gaming approvals. The Company is currently engaged in efforts to sell the Radisson Marque in Winston-Salem, North Carolina, and the Best Western hotels in Savannah, Georgia; El Paso, Texas; Las Cruces, New Mexico; and Albuquerque, New Mexico.

                               OPERATING STRATEGY

     The Trust and the Corporation intend that the Operating Partnership lease and operate hotels owned or acquired by the Realty Partnership thereby retaining for shareholders the economic benefits otherwise captured by third-party operators. During 1996, the Operating Partnership assumed management of 29 hotels, including 27 of the 30 hotels acquired in 1996 and, as of the date of this Joint Annual Report, had assumed management in 1997 of an additional 22 hotels including all 13 hotels acquired in 1997 together with 9 other hotels owned by third parties.

     In 1996, the Corporation significantly expanded its operational capabilities with the hiring of key executives and other corporate staff in the areas of operations, sales, revenue management, food and beverage, human resources, finance, accounting, tax, MIS and capital project management.

     The Corporation intends to continue to reposition hotels in order to increase cash flows and asset values by changing or initiating franchise affiliations and implementing renovations, expansions and upgrades of hotel facilities. In 1996, the Corporation entered into new franchise affiliations with respect to seven hotels, of which six were acquired in 1996, including five hotels converted to Westin, one converted to Wyndham and one converted to Doubletree Guest Suites. In January 1997 the Dallas Park Central was converted to a Radisson hotel.

     The Corporation also intends to manage hotels on behalf of third-party owners, thereby capitalizing on the enhanced operational management infrastructure of the Corporation. The Company believes that third-party management contracts could provide the Company with an additional source of earnings as well as a source of potential acquisitions including minority equity investments in hotel properties.

                              1995 REORGANIZATION

     On January 31, 1995 (the "Reorganization Date"), the Trust and the Corporation consummated a reorganization (the "Reorganization") with a predecessor of Starwood Capital Group, L.L.C. ("Starwood Capital"), and certain affiliates of Starwood Capital (the "Starwood Partners") effective January 1, 1995.

     The Reorganization involved a number of related transactions that occurred simultaneously on the Reorganization Date. Such transactions included (i) the contribution by the Trust to SLT Realty Limited Partnership (the "Realty Partnership"), a newly formed Delaware limited partnership, of substantially all of the properties and assets of the Trust, subject to substantially all of the liabilities of the Trust (including senior debt of the Trust (the "Senior Debt")), in exchange for an approximate 28.3% interest as a general partner in the Realty Partnership, (ii) the contribution by the Starwood Partners to the Realty Partnership of approximately $12.6 million in cash and certain hotel properties and first mortgage notes, in exchange for limited partnership units representing the remaining approximate 71.7% interest in the Realty Partnership, (iii) the contribution by the Corporation and its subsidiaries to SLC Operating Limited Partnership (the "Operating Partnership" and together with the Realty Partnership, the "Partnerships"), a newly formed Delaware limited partnership, of substantially all of their properties and operating assets (except for their gaming assets), subject to substantially all of their liabilities, in exchange for an approximate 28.3% interest as a general partner in the Operating Partnership, and (iv) the contribution by the Starwood Partners to the Operating Partnership of approximately $1.4 million in cash and fixtures, furnishings and equipment of certain hotel properties, in exchange for limited partnership units representing the remaining approximate 71.7% interest in the Operating Partnership. On March 24, 1995, a Starwood Partner exchanged $12 million of Senior Debt for additional limited partnership units of the Realty Partnership and the Operating Partnership resulting in the Starwood Partners owning approximately 74.6% of each of the Partnerships.

                                   STRUCTURE

     As of the date of this Joint Annual Report, the structure of Starwood Lodging is as follows:

                        [HOLDERS OF PAIRED SHARES CHART]

     The limited partnership units of the Realty Partnership and the Operating Partnership held by the limited partners are (subject to the ownership limitation provisions of the Trust and the Corporation) exchangeable for, at the option of the Trust and the Corporation, either cash, Paired Shares representing up to approximately 22.8% of the Paired Shares after such exchange, or a combination of cash and such Paired Shares. The ownership limitation provisions of Starwood Lodging are designed to preserve the status of the Trust as a REIT for tax purposes by providing in general that no shareholder may own, directly or indirectly, more than 8% of the outstanding Paired Shares.

     Since the Reorganization, the Trust has conducted substantially all of its business and operations through the Realty Partnership. As of December 31, 1996, the Realty Partnership held fee interests, ground leaseholds and mortgage loan interests in 76 hotel properties containing over 19,000 rooms located in 24 states throughout the United States and the District of Columbia. The Trust controls the Realty Partnership as the sole general partner of the Realty Partnership.

     Since the Reorganization, the Corporation (together with its wholly-owned subsidiaries) has conducted substantially all of its business and operations (other than its gaming operations) through the Operating Partnership. As of December 31, 1996, the Operating Partnership leased from the Realty Partnership all but four of the 59 hotel properties owned in fee or held pursuant to long-term leases by the Realty Partnership. In addition, the Operating Partnership owns the Milwaukee Marriott hotel, the Midland Hotel, both subject to mortgages to the Trust, and the Radisson Marque Hotel which is currently held for sale.

                                GAMING APPROVALS

     Upon receipt of certain Nevada gaming regulatory approvals, the Corporation will control the Operating Partnership as its managing general partner. Prior to the receipt of such approvals, the Operating Partnership is being managed by a management committee, the members of which are identical to the members of the Board of Directors of the Corporation that will hold office upon receipt of Nevada gaming regulatory approvals (see Item 10 of this Joint Annual Report). The gaming operations (which, as of the date of this Joint Annual Report, consist of one hotel/casino located in Las Vegas, Nevada) are being operated through Hotel Investors Corporation of Nevada ("HICN"), a wholly-owned subsidiary of the Corporation. Upon receipt of such approvals (or such time as such approvals are no longer required), HICN will become a wholly-owned subsidiary of the Operating Partnership. The real property of the Company's hotel/casino has been sold and the sale of the personal property and gaming assets will close once the buyer or its designee has received Nevada gaming regulatory approval. Pending receipt of such approvals, which are expected by the end of 1997, the Corporation is operating the hotel/casino pursuant to a lease from the buyer.

                                 1996 OFFERINGS

APRIL 1996 OFFERING

     The Company completed a public offering of 3,000,000 Paired Shares (after giving effect to the three-for-two stock split in January 1997) in April 1996 (the "April 1996 Offering"). Net proceeds from the April 1996 Offering of approximately $62.4 million were used, in part, to fund the acquisition of the 442-room Clarion Hotel located at the San Francisco Airport (acquired on April 24, 1996) and three Doubletree Guest Suite hotels located in Irving, Texas; Ft. Lauderdale, Florida; and Tampa, Florida (now a Westin) (all three properties were acquired on April 26, 1996).

AUGUST 1996 OFFERING

     In August 1996, the Company completed a public offering of 15,000,000 Paired Shares (after giving effect to the three-for-two stock split in January
1997) and on August 23, 1996, the underwriter exercised its over-allotment option to purchase 1.2 million Paired Shares (after giving effect to the three-for-two stock split in January 1997) (together, the "August 1996 Offering" and, with the April 1996 Offering, the "1996 Offerings"). Net proceeds from the August 1996 Offering of approximately $367.2 million were used to fund the acquisition of a portfolio of 8 hotels owned by an institution (the "Institutional Portfolio") and partially fund the acquisition of a portfolio of 9 hotels owned by Hotels of Distinction Ventures, Inc. (the "HOD Portfolio").

                         LINES OF CREDIT AND MORTGAGES

     At December 31, 1996, the Company had two loan facilities and a term loan with Lehman Brothers, Inc., and certain of its affiliates ("Lehman Brothers") and a loan facility with Goldman Sachs (together, the "Lines of Credit").

MORTGAGE FACILITY

     In October 1995, the Company amended its Mortgage Loan Funding Facility Agreement, dated July 25, 1995 (the "Mortgage Facility"), with Lehman Brothers to increase the amount available under this facility to $70.6 million. The Mortgage Facility is recourse to the Realty Partnership, is secured by certain mortgage loans owned by the Realty Partnership, bore interest at a rate equal to 1.5% plus the one-month LIBOR for the first 12 months, and bears interest at a rate of 1.75% plus the one-month LIBOR thereafter. In August 1996, the maturity date for the Mortgage Facility was extended to July 1997. As of December 31, 1996, the Company had borrowed $70.6 million under the Mortgage Facility.

ACQUISITION FACILITY

     In October 1995, the Company entered into a three-year, $135 million secured revolving credit facility (the "Acquisition Facility") with Lehman Brothers. In August 1996, a portion of the Acquisition Facility was syndicated amongst a number of banks, whereupon First National Bank of Boston became the lead agent bank. The Acquisition Facility is recourse to the Realty Partnership, is secured by certain properties of the Company and may be secured by other properties acquired by the Company, all on a cross-collateralized basis within various pools. Amounts drawn under the Acquisition Facility bear interest at a rate equal to 1.625% plus the one, two or three-month LIBOR at the Company's option. The Acquisition Facility matures in October 1998. As of December 31, 1996, the Company had borrowed $117.8 million under the Acquisition Facility.

BPP MORTGAGE

     In March 1996, the joint venture in which the Company holds a 58.2% interest, refinanced a mortgage secured by the Boston Park Plaza with a new non-recourse mortgage in the amount of $25 million with the Life Insurance Company of Georgia at an interest rate of 8.4% due July, 2003 (the "BPP Mortgage"). As of December 31, 1996, the balance outstanding under the BPP Mortgage was $25 million.

TERM LOAN

     In March 1996, the Company entered into a $24 million one year non-recourse secured term loan (the "Term Loan") with Lehman Brothers. In April 1996, the Company amended the Term Loan to increase the amount available under this facility to $94 million. The Term Loan is secured by certain properties of the Company and bears interest at a rate equal to the one, two or three-month LIBOR, at the Company's option, plus (a) 1.95% for the first $24 million drawn, and (b) 1.75% for the remaining balance drawn. The Term Loan matures in April 1997. As of December 31, 1996, the Company had borrowed $94 million under the Term Loan.

GOLDMAN FACILITY

     In August 1996, the Company entered into a loan facility with an affiliate of Goldman Sachs for a one-year (extendible to 18 months) loan of up to $300 million to fund a portion of the acquisition cost of the Institutional Portfolio and the HOD Portfolio (the "Goldman Facility"). The Goldman Facility is recourse to the Realty Partnership, bears interest at one-month LIBOR plus 1.75% (an extendible six month period bears interest at one-month LIBOR plus 2.75%) and is secured by interests in the Institutional Portfolio and the HOD Portfolio. As of December 31, 1996, the Company had borrowed $140 million under the Goldman Facility.

DORAL MORTGAGE

     In September, 1996, upon acquisition of the Doral Court and Doral Tuscany in New York, the Company assumed liability under and amended the terms of a mortgage with The Sumitomo Trust and Banking Co., Ltd. (the "Doral Mortgage"). As amended, the Doral Mortgage is recourse to the Realty Partnership, bears interest at a rate of 7.64% and is due September 2001. As of December 31, 1996, the balance outstanding under the Doral Mortgage was $27.4 million.

TREASURY LOCKS

     In January 1996, the Company entered into two interest-rate-hedging agreements (the "January Treasury Locks"), which had the effect of fixing the base rate of interest at 5.70% for debt the Company intended to issue in October 1996 with an aggregate notional principal amount of $100 million and a term to maturity of seven years. The Company has extended the settlement date to March 31, 1997, and the base rate increased to 5.86%. The actual interest rate on debt the Company intends to issue will be determined by reference to this base rate.

     At settlement, the Trust will pay or receive an amount which will be capitalized and amortized over the term of the related debt of seven years. Such amount is not anticipated to have a material effect on the Trust's liquidity or operating results. If the Trust did not issue any such debt, such amount would still be payable or receivable and would be treated as a loss or gain, accordingly. Such a gain or loss could have a material effect on the Trust's results from operations; however, due to management's current intention to issue $100 million of debt in 1997, with a term to maturity of seven years, no such gain or loss is anticipated. If the January Treasury Locks had been settled on December 31, 1996, the Trust would have received $2.5 million.

     In August 1996, the Company entered into another interest rate hedging agreement (the "August Treasury Lock"), which has the effect of fixing the base rate of interest at 6.67% for debt the Company had intended to issue in March 1997, with an aggregate notional principal amount of $150 million and a term to maturity of ten years. The Company, due to other financing circumstances, has decided to postpone the issuance of the ten year, $150 million debt to June 30, 1997. Accordingly, the Company plans to extend the settlement date in respect of the August Treasury Lock. The actual interest rate of debt to be issued at that time will be determined by reference to the base rate determined at the time of extension of the settlement date.

     At settlement, the Company will pay or receive an amount which will be capitalized and amortized over the term of the related debt of ten years. Such amount is not anticipated to have a material effect on the Company's liquidity or operating results. If the Company did not issue any such debt, such amount would still be payable or receivable and would be treated as a loss or gain, accordingly. Such a gain or loss could have a material effect on the Company's results from operations; however due to Management's current intention to issue $150 million of debt with a term to maturity of ten years, no such gain or loss is anticipated. If the August Treasury Lock had been settled on December 31, 1996, the Trust would have paid $2.96 million.

PRUDENTIAL LOAN

     On February 14, 1997, in connection with the acquisition of the HEI Portfolio, the Company entered into a short term loan with The Prudential Insurance Company of America in the principal amount of $97.5 million (the "Prudential Loan") in order to partially fund the acquisition of the HEI Portfolio. As of the date of this Joint Annual Report, the Company had borrowed $72.0 million under the Prudential Loan, which bears interest at a rate of 7.0% and is due April 15, 1997. The Company may elect to extend the maturity date to May 14, 1997. Presently, the Company intends to make the election to extend the maturity date.

TAX EXEMPT BONDS

     On February 20, 1997, the Company issued bonds in the principal amount of $39.5 million due October, 2013 (the "Tax Exempt Bonds"). The Tax Exempt Bonds bear interest at a rate of 6.5% with no principal amortization, were issued at a discount to yield 6.7% and are secured by two hotels of the Company located at the Philadelphia International Airport. Net proceeds from the Tax Exempt Bonds of approximately $37.6 million were used to partially fund the acquisition of the 578-room Days Inn in Chicago, Illinois.

                            TAX STATUS OF THE TRUST

     The Trust elected to be taxed as a REIT, commencing with its taxable year ended December 31, 1995. The Trust expects to also make this election for the year ended December 31, 1996, when it files its tax return for such period, which is due no later than September 15, 1997. The Trust was taxed as a REIT beginning in 1969 through and including its taxable year ended December 31, 1990. During 1994, the Trust discovered that it may not have qualified as a REIT in 1991 through 1994, due to its failure to comply with certain procedural requirements of the Code. The Trust requested and received a letter from the Internal Revenue Service providing that the Trust's election to be taxed as a REIT terminated beginning with the Trust's taxable year ended December 31, 1991, and permitting the Trust to re-elect to be taxed as a REIT commencing with its taxable year ended December 31, 1995. Because the Trust had net losses for tax purposes for its 1991 through 1994 taxable years, the Trust does not owe any Federal income tax for such years.

                               OTHER INFORMATION

SEASONALITY AND COMPETITION.

     The hotel industry is seasonal in nature. Generally, hotel revenues are greater in the second and third quarters than in the first and fourth quarters due to generally decreased travel during winter months.

     The hotel industry is highly competitive. The properties of the Company compete with other hotel properties in their geographic markets. Many of the Company's competitors may have substantially greater marketing and financial resources than the Company.

     The Company may compete for acquisition opportunities with entities which have greater financial resources than the Company or which may accept more risk than the Company. Competition may generally reduce the number of suitable investment opportunities and increase the bargaining power of property owners seeking to sell. Further, management of the Company believes that it will face competition for acquisition opportunities from entities organized for purposes substantially similar to the objectives of the Trust or the Company.

ENVIRONMENTAL MATTERS.

     None of the Trust, the Corporation, the Realty Partnership or the Operating Partnership has been identified by the United States Environmental Protection Agency or any similar state agency as a responsible or potentially responsible party for, nor have they been the subject of any governmental proceeding with respect to, any hazardous waste contamination. If the Trust, the Corporation, the Realty Partnership or the Operating Partnership were to be identified as a responsible party, they would in most circumstances be strictly liable, jointly and severally with other responsible parties, for environmental investigation and clean-up costs incurred by the government and, to a more limited extent, by private persons.

     Since January 1, 1995, preliminary or "Phase I" environmental site assessments have been prepared with respect to each of the Company's 62 fee interest and ground leasehold properties owned as of December 31, 1996. The results of the Phase I assessments and subsequent "Phase II" assessments performed at six of the properties has led to an assessment by the Company and its outside consultants that the Company's overall potential for environmental impairment is low.

     Based upon the environmental reports described above, the Company believes that a substantial number of its hotels incorporate potentially asbestos-containing materials. Under applicable current Federal, state and local laws, asbestos need not be removed from or encapsulated in a hotel unless and until the hotel is renovated or remodeled. The Company has asbestos operation and maintenance plans for each property testing positive for asbestos.

     Based upon the above-described environmental reports and testing, future remediation costs are not expected to have a material adverse effect on the results of operations, financial position or cash flows of the Trust or the Corporation and compliance with environmental laws has not had and is not expected to have a material effect on the capital expenditures, earnings or competitive position of the Trust or the Corporation.

REGULATION AND LICENSING.

     The ownership and operation of the casino gaming facilities of the Corporation in Nevada are subject to extensive licensing and regulatory control by the Nevada Gaming Commission, the Nevada State Gaming

Control Board and the Clark County Liquor and Gaming Licensing Board. See Item 2, "Regulation and Licensing" of this Joint Annual Report.

EMPLOYEES.

     As of December 31, 1996, the Trust had three employees and the Corporation had approximately 8,900 employees.

     The Trust's executive offices are located at 2231 East Camelback Road, Suite 410, Phoenix, Arizona 85016 (telephone (602) 852-3900) and the Corporation's executive offices are located at 2231 East Camelback Road, Suite 400, Phoenix, Arizona 85016 (telephone (602) 852-3900).

     Financial information with respect to the two segments of the hospitality industry (hotels and gaming) in which the Corporation operates is included in
Note 16 of the Notes to Financial Statements included in Item 8 of this Joint Annual Report.

ITEM 2.  PROPERTIES.

     At December 31, 1996, the Company owned, operated and managed a geographically diverse portfolio of hotel assets, including fee, ground lease and first mortgage interests in 76 hotel properties, comprising approximately 20,000 rooms located in 24 states and the District of Columbia. Sixty of such hotels are operated under licensing, membership, franchise or management agreements or leases with national hotel organizations, including Ritz Carlton(R), Westin(R), Marriott(R), Hilton(R), Sheraton(R), Omni(R), Doubletree(R), Embassy Suites(R), Harvey(R), Radisson(R), Clarion(R), Holiday Inn(R), Residence Inn(R), Days Inn(R), Best Western(R) and Vagabond Inn(R).

EQUITY INVESTMENTS.

     As of December 31, 1996, the Company had equity investments in 62 properties containing a total of over 16,200 guest rooms. All but three of the properties are owned by the Trust. Of these three properties, the Operating Partnership owns the Milwaukee Marriott hotel and the Midland Hotel, both subject to mortgages to the Trust, and the Radisson Marque Hotel which is currently held for sale. Of the 59 hotels owned by the Trust, all but five are leased to the Corporation or its subsidiaries pursuant to leases between the Trust and the Corporation (the "Intercompany Leases").

     Each of the Intercompany Leases provides for the lessee's payment of annual minimum rent in a specified amount plus additional rent based on a percentage of the gross revenues (or items thereof) of the leased property. The Intercompany Leases have an average remaining term of three years. The Intercompany Leases are "triple-net" -- i.e., the lessee is generally responsible for paying all operating expenses of the hotel property, including maintenance and repair costs, insurance premiums and real estate and personal property taxes, and for making all rental and other payments required pursuant to any underlying ground leases. As lessee, the Operating Partnership retains all of the profits, net of rents and other expenses, and bears all risk of losses, generated by the hotel property's operations.

     In addition to the Intercompany Leases, three Vagabond Inns (the "Vagabond Inns") are leased by the Trust to a third-party pursuant to ground leases which expire in 2001, 2007 and 2008, respectively. The remaining two properties, the Doral Inn and the Marriott Forrestal Village are leased to third parties and such leases expire in 2005 and 2007, respectively. In respect of the Doral Inn, the Trust owns the land and holds a leasehold mortgage on the building and personal property and the Operating Partnership operates the hotel pursuant to a sublease. In respect of the Marriott Forrestal Village, the Trust can terminate the lease beginning in 1999 for a stipulated fee.

     The following table sets forth the 1996, 1995, and 1994 average occupancy, room rates ("ADR"), revenue per available room ("REVPAR") and certain other information concerning the Company's non-gaming hotels (excluding the Vagabond
Inns) as of December 31, 1996. Each hotel in the following table is owned by the Trust and leased to the Corporation, except as noted.



                                                                                                     ADR($)
                                                                                           --------------------------

                                                         # OF      YEAR        YEAR         YEAR ENDED DECEMBER 31,
               HOTEL/LOCATION                  STATE    ROOMS     OPENED    ACQUIRED(1)     1996      1995      1994
---------------------------------------------  -----    ------    ------    -----------    ------    ------    ------
Embassy Suites -- Phoenix(6).................    AZ       227      1981         1983        97.71     85.14     80.23
Embassy Suites -- Tempe(6)...................    AZ       224      1984         1995       104.96     95.75     83.37
Hotel Park -- Tucson(9)......................    AZ       215      1986         1996        79.63     74.12     69.29
Plaza Hotel & Conference
  Center -- Tucson(6)........................    AZ       149      1971         1983        51.83     48.34     46.12
Clarion Hotel SFO Airport -- Milbrae(8)......    CA       442      1962         1996        73.89     60.36     55.09
Doubletree Club -- Rancho Bernardo(6)........    CA       209      1988         1995        74.63     71.02     65.68
Embassy Suites -- Palm Desert(9).............    CA       198      1985         1996       102.43     97.30     96.81
Westin Horton Plaza -- San Diego(9)..........    CA       450      1987         1996       111.78     98.64     92.44
Westin LAX Airport -- Los Angeles(9).........    CA       720      1986         1996        65.68     55.82     56.87
Westwood Marquis -- Los Angeles(12)..........    CA       257      1969         1996       171.09    161.83    157.02
Capitol Hill Suites -- Washington(6).........    DC       152      1955         1995        99.62     95.09     91.93
Westin Grand -- Washington(7)................    DC       263      1984         1995       135.36    127.62       N/A
Doubletree Guest Suites -- Cypress
  Creek(8)...................................    FL       254      1985         1996        82.16     77.10     82.07
Radisson Hotel -- Gainesville(6).............    FL       195      1974         1986        61.82     60.43     59.89
Westin Airport -- Tampa(8)...................    FL       260      1987         1996        89.47     84.46     86.14
Wyndham Ft. Lauderdale Airport -- Dania(9)...    FL       251      1986         1996        84.20     77.18     77.71
Best Western Historic District-
  Savannah(5)(6).............................    GA       142      1971         1986        51.64     46.75     47.27
Holiday Inn -- Albany(6).....................    GA       151      1989         1989        61.61     59.08     56.06
Lenox Inn -- Atlanta(8)......................    GA       180      1965         1995        82.82     69.48     63.57
Sheraton Colony Square -- Atlanta(6).........    GA       462      1973         1995       111.01     89.59     86.57
Terrace Garden Inn -- Atlanta(8).............    GA       364      1975         1995       110.56     93.51     88.39
The Marque -- Atlanta(9).....................    GA       275      1980         1996        99.30     82.21     74.66
Westin at Concourse -- Atlanta(9)............    GA       370      1986         1996       109.40     96.25     87.32
Arlington Park Hilton -- Arlington
  Heights(9).................................    IL       422      1968         1996        83.08     77.76     71.55
The Midland Hotel -- Chicago(2)(8)...........    IL       257      1934         1996       127.72    111.48    107.43
Harvey Hotel -- Wichita(6)...................    KS       259      1974         1995        58.07     62.52     50.62
Doubletree Guest Suites -- Lexington(6)......    KY       155      1989         1995        91.74     82.93     84.96
Park Plaza -- Boston(10).....................    MA       960      1927         1996       106.88    101.42     98.12
Sheraton Hotel -- Needham(9).................    MA       247      1986         1996        97.12     84.60     80.01
Westin Hotel -- Waltham(9)...................    MA       347      1990         1996       111.28    100.15     97.17
Holiday Inn Calverton -- Beltsville(8).......    MD       206      1987         1995        71.01     67.49     63.37
Bay Valley Resort -- Bay City(6).............    MI       151      1973         1984        64.03     62.02     62.22
Doubletree Grand at MOA -- Bloomington(9)....    MN       321      1975         1996        94.23     88.34     79.28
Sheraton Hotel Metrodome -- Minneapolis(9)...    MN       254      1980         1996        75.22     72.00     66.96
Embassy Suites -- St. Louis(9)...............    MO       297      1985         1996        96.77     88.02     86.48
Ritz Carlton -- Kansas City(9)...............    MO       373      1973         1996       129.49    122.82    116.76
Omni Europa -- Chapel Hill(6)................    NC       168      1981         1995        91.34     84.33     74.54
Radisson Marque -- Winston-Salem(3)(5)(9)....    NC       293      1974         1996        72.48     71.88     69.32
Marriott Forestal
  Village -- Princeton(4)(8).................    NJ       294      1987         1996       102.09     94.46     89.47
Best Western -- Las Cruces(5)(6).............    NM       166      1974         1982        50.00     44.94     42.74
Best Western Airport
  Inn -- Albuquerque(5)(6)...................    NM       123      1980         1984        58.41     56.70     54.45
Doral Court -- New York(11)..................    NY       199      1927         1996       149.43    131.57    130.25
Doral Inn -- New York(13)....................    NY       652      1927         1995       108.83     96.34     88.31
Doral Tuscany -- New York(11)................    NY       121      1935         1996       189.02    178.18    175.35
Days Inn City Center -- Portland(6)..........    OR       173      1962         1984        69.25     60.71     53.12
Riverside Inn -- Portland(6).................    OR       137      1964         1984        92.18     71.35     64.69
Days Inn -- Philadelphia.....................    PA       177      1984         1996        65.11     67.20     66.14
Doubletree Guest Suites -- Philadelphia......    PA       251      1985         1996        89.58     95.94     91.41
Hilton Hotel -- Allentown(9).................    PA       224      1981         1996        64.68     60.57     57.96
Ritz Carlton -- Philadelphia(9)..............    PA       290      1990         1996       157.96    153.28    144.13
Best Western Airport -- El Paso(5)(6)........    TX       175      1974         1985        37.42     36.12     34.76
Doubletree Guest Suites DFW -- Irving(8).....    TX       308      1985         1996        99.29     91.18     91.24
Park Central -- Dallas(6)....................    TX       445      1972         1972        56.44     55.03     59.97
Residence Inn Tysons Corner -- Vienna(6).....    VA        96      1984         1984       112.44    103.87     99.68
Days Inn Town Center -- Seattle(6)...........    WA        90      1957         1984        73.89     62.73     60.99
Meany Tower -- Seattle(6)....................    WA       155      1932         1984        78.42     72.83     70.47
Sixth Avenue Inn -- Seattle(6)...............    WA       166      1959         1984        84.08     74.42     70.04
The Tyee Hotel -- Olympia(6).................    WA       155      1961         1987        64.57     61.64     60.63
Marriott Brookfield -- Milwaukee(2)(7).......    WI       393      1972         1990        74.72     72.19     67.91
ALL HOTELS...................................           15,910                              94.41     85.05     81.01


                                                   OCCUPANCY (%)                   REVPAR($)
                                               ----------------------     --------------------------

                                                 YEAR ENDED DECEMBER 31,      YEAR ENDED DECEMBER 31,
               HOTEL/LOCATION                    1996     1995     1994      1996      1995      1994
---------------------------------------------   ------  -------   ------    ------    ------    ------
Embassy Suites -- Phoenix(6).................     76.5     80.3      75.6     74.73     68.37     60.65
Embassy Suites -- Tempe(6)...................     81.9     80.2      82.8     85.93     76.79     69.03
Hotel Park -- Tucson(9)......................     67.6     70.4      71.3     53.83     52.18     49.40
Plaza Hotel & Conference
  Center -- Tucson(6)........................     71.0     77.3      77.1     36.79     37.37     35.56
Clarion Hotel SFO Airport -- Milbrae(8)......     80.4     86.3      81.3     59.43     52.09     44.79
Doubletree Club -- Rancho Bernardo(6)........     67.8     68.3      65.6     50.61     48.51     43.09
Embassy Suites -- Palm Desert(9).............     71.1     72.2      69.1     72.80     70.25     66.90
Westin Horton Plaza -- San Diego(9)..........     71.0     70.0      67.9     79.38     69.05     62.77
Westin LAX Airport -- Los Angeles(9).........     71.6     79.9      70.9     47.05     44.60     40.32
Westwood Marquis -- Los Angeles(12)..........     63.6     56.8      59.0    108.86     91.98     92.57
Capitol Hill Suites -- Washington(6).........     67.4     69.2      64.1     67.14     65.80     58.93
Westin Grand -- Washington(7)................     56.8     45.5       N/A     76.95     58.07       N/A
Doubletree Guest Suites -- Cypress
  Creek(8)...................................     72.3     71.8      65.1     59.39     55.36     53.43
Radisson Hotel -- Gainesville(6).............     60.1     58.0      59.4     37.13     35.05     35.57
Westin Airport -- Tampa(8)...................     69.7     63.5      62.9     62.36     53.63     54.18
Wyndham Ft. Lauderdale Airport -- Dania(9)...     75.4     82.4      76.2     63.48     63.60     59.22
Best Western Historic District-
  Savannah(5)(6).............................     63.0     63.7      56.9     32.54     29.78     26.90
Holiday Inn -- Albany(6).....................     69.5     77.2      78.9     42.79     45.61     44.23
Lenox Inn -- Atlanta(8)......................     76.4     79.2      77.0     63.24     55.03     48.95
Sheraton Colony Square -- Atlanta(6).........     68.0     72.4      72.4     75.44     64.86     62.68
Terrace Garden Inn -- Atlanta(8).............     55.9     65.4      65.2     61.82     61.16     57.63
The Marque -- Atlanta(9).....................     63.1     69.2      68.0     62.69     56.89     50.77
Westin at Concourse -- Atlanta(9)............     71.9     71.6      74.2     78.67     68.92     64.79
Arlington Park Hilton -- Arlington
  Heights(9).................................     69.2     69.4      64.2     57.45     53.97     45.94
The Midland Hotel -- Chicago(2)(8)...........     72.4     73.5      71.2     92.50     81.94     76.49
Harvey Hotel -- Wichita(6)...................     61.8     63.7      57.7     35.89     39.83     29.21
Doubletree Guest Suites -- Lexington(6)......     72.8     74.6      69.4     66.82     61.87     58.96
Park Plaza -- Boston(10).....................     80.2     76.0      76.0     85.67     77.08     74.57
Sheraton Hotel -- Needham(9).................     76.9     74.8      73.6     74.72     63.28     58.89
Westin Hotel -- Waltham(9)...................     75.3     72.3      69.8     83.76     72.41     67.82
Holiday Inn Calverton -- Beltsville(8).......     62.0     63.0      58.0     44.03     42.52     36.75
Bay Valley Resort -- Bay City(6).............     61.9     63.1      63.5     39.65     39.13     39.51
Doubletree Grand at MOA -- Bloomington(9)....     76.0     77.2      74.7     71.62     68.20     59.22
Sheraton Hotel Metrodome -- Minneapolis(9)...     74.8     85.3      75.7     56.27     61.42     50.69
Embassy Suites -- St. Louis(9)...............     68.0     72.0      71.7     65.79     63.37     62.01
Ritz Carlton -- Kansas City(9)...............     76.0     74.9      73.2     98.44     91.99     85.47
Omni Europa -- Chapel Hill(6)................     69.6     71.0      64.8     63.56     59.87     48.30
Radisson Marque -- Winston-Salem(3)(5)(9)....     50.6     54.0      51.2     36.70     38.82     35.49
Marriott Forestal
  Village -- Princeton(4)(8).................     84.1     81.8      77.3     85.91     77.27     69.16
Best Western -- Las Cruces(5)(6).............     61.6     75.1      71.2     30.82     33.75     30.43
Best Western Airport
  Inn -- Albuquerque(5)(6)...................     77.4     82.9      86.4     45.22     47.00     47.04
Doral Court -- New York(11)..................     77.9     75.9      74.8    116.46     99.86     97.43
Doral Inn -- New York(13)....................     81.8     75.0      81.0     89.04     72.26     71.53
Doral Tuscany -- New York(11)................     70.7     65.0      63.5    133.65    115.82    111.35
Days Inn City Center -- Portland(6)..........     72.4     77.8      70.6     50.17     47.23     37.50
Riverside Inn -- Portland(6).................     64.9     77.5      78.1     59.80     55.30     50.52
Days Inn -- Philadelphia.....................     71.9     71.5      75.7     46.82     48.05     50.07
Doubletree Guest Suites -- Philadelphia......     74.0     70.3      73.1     66.26     67.45     66.82
Hilton Hotel -- Allentown(9).................     77.4     77.5      73.5     50.07     46.94     42.60
Ritz Carlton -- Philadelphia(9)..............     80.0     71.7      73.3    126.35    109.90    105.65
Best Western Airport -- El Paso(5)(6)........     62.4     79.4      80.4     23.36     28.68     27.95
Doubletree Guest Suites DFW -- Irving(8).....     78.1     78.7      67.8     77.51     71.76     61.86
Park Central -- Dallas(6)....................     24.6     36.0      42.3     13.90     19.81     25.37
Residence Inn Tysons Corner -- Vienna(6).....     82.5     85.0      83.0     92.80     88.29     82.73
Days Inn Town Center -- Seattle(6)...........     76.4     81.4      79.4     56.46     51.06     48.43
Meany Tower -- Seattle(6)....................     68.1     72.9      71.2     53.40     53.09     50.17
Sixth Avenue Inn -- Seattle(6)...............     75.4     78.7      75.1     63.39     58.57     52.60
The Tyee Hotel -- Olympia(6).................     55.7     58.4      57.4     35.96     36.00     34.80
Marriott Brookfield -- Milwaukee(2)(7).......     74.1     71.3      69.8     55.37     51.47     47.40
ALL HOTELS...................................     70.4     71.7      70.3     66.46     61.00     56.98


---------------

 (1) "Year acquired" represents the calendar year in which the Trust or Corporation (or a predecessor) made its initial investment in the property.
 (2) Property owned by the Corporation subject to a first mortgage to the Trust.
 (3) Property owned by the Corporation.
 (4) Property is subject to a ground lease expiring in December, 2055, which is terminable by the ground lessor after September, 1999, upon six months' notice under certain circumstances.
 (5) Property is an asset held for sale at December 31, 1996.
 (6) Property is subject to a mortgage under the Acquisition Facility.
 (7) Property is subject to a mortgage under the Mortgage Facility.
 (8) Property is subject to a mortgage under the Term Loan.
 (9) Property is subject to a security interest under the Goldman Facility.
(10) The Trust owns a 58.2% general partnership interest in this hotel and property is subject to a mortgage under the BPP Mortgage.
(11) Property is subject to a mortgage under the Doral Mortgage.
(12) The Trust owns a 93.5% general partnership interest in this hotel.
(13) The Trust owns the land and holds a leasehold mortgage on the building and personal property and the Operating Partnership operates the hotel pursuant to a sublease.

MORTGAGE AND OTHER NOTES RECEIVABLES.

     At December 31, 1996, the Trust held five intercompany promissory notes issued by the Operating Partnership, three of which ($29.6 million in aggregate principal amount at December 31, 1996) are related to the Marriott in Milwaukee, Wisconsin; one note ($40.3 million in principal amount at December 31, 1996) is secured by the Doral Inn in New York, New York; and one note ($18.2 million in principal amount at December 31, 1996) is secured by the Midland Hotel in Chicago, Illinois.

     At December 31, 1996, the Trust held nineteen promissory notes either contributed by the Starwood Partners as part of the Reorganization, executed by third-party purchasers of its hotels, or purchased during 1996 by the Trust, all of which are secured by mortgages (including deeds of trust) on fourteen hotels in the aggregate. Of these nineteen promissory notes, thirteen notes ($112.0 million in aggregate principal amount at December 31, 1996) are secured by first mortgages; four notes ($1.3 million in aggregate principal amount as of December 31, 1996) are secured by second mortgages; one note ($1.3 million in principal amount as of December 31, 1996) is secured by a third mortgage; and one note ($169,000 in principal amount as of December 31, 1996) is secured by a fourth mortgage. Of these nineteen promissory notes, nine notes have fixed interest rates that currently range from 7.0% to 10.0% per annum; six notes have variable interest rates that range from 6.81% to 13.5% per annum at December 31, 1996; three notes require principal payments only; one note also provides for contingent interest based on a percentage of the gross revenue of the property securing such note; and one note was purchased at a significant discount with no payment of interest expected. The maturity dates of the notes range from 1997 to 2010.

     For additional information with respect to the mortgage notes receivable held by the Trust, see Notes 8 and 9 of Notes to Financial Statements included in Item 8 of this Joint Annual Report.

     In December 1987, in connection with the acquisition by the Company of an interest in two Atlanta, Georgia, area hotels (which have been subsequently sold), John F. Rothman, a former President and Chief Executive Officer of the Trust, assumed certain obligations of the seller, which obligations are evidenced by an unsecured promissory note to the Trust in the principal amount of $800,000. Interest on the outstanding principal amount of this note accrues interest at an annual rate of 10% and is payable annually; the entire principal amount of the note is due in December 1999.

     In addition, during 1995 the Trust loaned Jeffery C. Lapin, a former President of the Trust, $250,000. During 1996, the Corporation made a $150,000 non-interest bearing bridge loan to Eric A. Danziger, the President and Chief Executive Officer of the Corporation. The bridge loan is secured by a second mortgage on Mr. Danziger's residence in Phoenix, Arizona. The bridge loan matures in September 1997. During 1996, the Corporation made a $266,667 non-interest bearing bridge loan to an officer of the Corporation, Theodore W. Darnall. The bridge loan is secured by a second mortgage on Mr. Darnall's residence in Phoenix, Arizona. The bridge loan will mature as to $100,000 upon the sale of Mr. Darnall's home in Pittsburgh, Pennsylvania, and the balance upon termination of his employment with the Corporation. (see Note 15 of Notes to Financial Statements included in
Item 8 of this Joint Annual Report and Item 11 of this Joint Annual Report -- "Employment and Compensation Agreements with Executive Officers").

FRANCHISE AGREEMENTS

     Forty-seven of the 62 hotel properties in which Starwood Lodging had an equity interest at December 31, 1996, are operated pursuant to franchise or license agreements ("Franchise Agreements"). The Franchise Agreements generally require the payment of a monthly royalty fee based on gross room revenue and various other fees associated with certain marketing or advertising and centralized reservation services, also generally based on gross room revenues.

     The Franchise Agreements have various durations but generally may be terminated upon prior notice no greater than three years or upon payment of certain specified fees.

     The Franchise Agreements generally contain specific standards for, and restrictions and limitations on, the operation and maintenance of the hotels which are established by the franchisors to maintain uniformity in the system created by each such franchisor. Such standards generally regulate the appearance of the hotel, quality and type of goods and services offered, signage, and protection of marks. Compliance with such standards may from time to time require significant expenditures for capital improvements.

     The Franchise Agreements also generally contain financial reporting requirements relating to the calculation of royalty and other fees and insurance requirements with respect to specified liabilities, approved coverage limits and minimum insurance company rating.

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

MANAGEMENT AGREEMENTS

     As of December 31, 1996, four of the Company owned hotels were managed by third-party operators: The Marriott Forrestal Village is operated by Marriott International, Inc. ("Marriott") pursuant to a lease expiring in 2007 (subject to earlier termination if certain annual financial performance standards are not met or upon payment of a termination fee by the Company), the Ritz Carlton Hotels in Philadelphia, Pennsylvania, and Kansas City, Missouri, are operated by an affiliate of Marriott pursuant to operating agreements that terminate in 1999 (subject to earlier termination if certain annual financial performance standards are not met) and the Harvey Hotel in Wichita, Kansas, is operated by Bristol Hotel Company pursuant to a management agreement that terminates in 1998 (subject to earlier termination if certain annual financial performance standards are not met or upon payment of a fee by the Company).

     Each such agreement with a third-party provides that the operator has the exclusive right to direct the operations of the hotel subject to that agreement. The operator is responsible for maintaining and making all necessary repairs to the managed hotel, hiring, training and supervising all hotel employees, and performing all hotel bookkeeping and other administrative duties.

     Each operator is required to submit to the Company for its approval an annual budget that includes proposed capital expenditures, and the operator makes only those capital expenditures that are approved by Company. The Company is required to make available to each operator sufficient working capital to operate the hotel.

     For their services in managing the hotels, each third-party operator receives a fee equal to a specified percentage (generally 2% - 3%) of the gross revenues of the managed hotel, plus additional incentive fees based upon the hotel's operating profits.

     As of the date of this Joint Annual Report, the Company manages nine hotels owned by third-parties.

     The management agreements have expiration dates ranging from 1997 to 2016 with management fees ranging from 2.5% of hotel revenues to 4% of hotel revenues.

REGULATION AND LICENSING

     The lease and operation of the casino gaming facilities by Starwood Lodging in Nevada are subject to extensive licensing and regulatory control of the Nevada Gaming Commission (the "Nevada Commission"), the Nevada State Gaming Control Board (the "Nevada Board") and the Clark County Liquor and Gaming Licensing Board (the "Clark County Board" and, together with the Nevada Commission and the Nevada Board, the "Nevada Gaming Authorities").

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

     The Corporation is registered with the Nevada Commission as a publicly traded corporation and has been found suitable as a holding company by the Nevada Gaming Authorities to own all of the outstanding capital stock of HICN. HICN operates the King 8 pursuant to licenses granted by the Nevada Gaming Authorities. No person may become a stockholder of, or receive any percentage of profits from, HICN without first obtaining licenses and approvals from the Nevada Gaming Authorities. Prior approval of the Nevada Commission is required for the sale, assignment, transfer, pledge or other disposition of any security issued by HICN.

     During 1996, Starwood Lodging sold Bourbon Street and the real property related to the King 8. The Company continues to own the personal property related to the King 8 and to operate the King 8 pending the buyer's receipt of the requisite licenses and approvals from the Nevada Gaming Authorities.

     The licenses and approvals held by HICN are not transferable and must be renewed periodically upon the payment of appropriate taxes and license fees. The licensing authorities have broad discretion with regard to the renewal of the licenses. The issuing agency may at any time revoke, suspend, condition, limit or restrict a license or approval to own stock in a corporate licensee for any cause deemed reasonable by the issuing agency. Substantial fines for each violation of gaming laws or regulations may be levied against HICN, the Corporation and the individuals involved. A violation under any one of the licenses held by HICN may be deemed a violation of one or more other licenses or approvals held by HICN. If HICN's licenses are revoked or suspended or are not renewed, the Nevada Commission may petition a Nevada district court to appoint a supervisor to operate the affected property until a new operator is licensed. Suspension or revocation of the license of HICN, disapproval of the Corporation to own the stock of HICN or court appointment of a supervisor over operations of the King 8 could have a material adverse effect upon the Trust and the Corporation.

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

     Any stockholder found unsuitable by the Nevada Commission who directly or indirectly holds any beneficial or ownership interest in Corporation shares beyond whatever period of time may be prescribed by the Nevada Commission may be guilty of a criminal offense. Any person who fails or refuses to apply for a finding of suitability or a license within 30 days after being ordered to do so by the Nevada Commission or Chairman of the Nevada Board may be found unsuitable. The same restrictions that apply to a security holder who is found unsuitable may be held to apply to a beneficial owner of the Corporation's securities if the record owner, after request, fails to identify the beneficial owner. The Corporation is subject to disciplinary action if, after receiving notice that a person is unsuitable to be a stockholder or to have any other relations with the Corporation or its gaming subsidiaries, the Corporation (i) pays the unsuitable person any dividend or interest upon any voting securities of the Corporation or makes any other unpermitted payment or distribution of any kind whatsoever; (ii) recognizes the exercise, directly or indirectly, of any voting rights in the Corporation's securities by the unsuitable person; (iii) pays the unsuitable person any remuneration in any form for services rendered or otherwise, except in certain limited and specific circumstances; or (iv) fails to pursue all lawful efforts to require the unsuitable person to divest himself of his voting securities, including, if necessary, the immediate purchase by the Corporation of the voting securities for cash at fair market value. In addition, Nevada law requires that any holder or owner of a voting security who is found unsuitable by the Nevada Commission immediately offer those securities to the Corporation for purchase, which securities would be purchased by the Corporation for cash at fair market value within 10 days from the date the securities are offered.

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

     The gaming regulatory requirements discussed above apply to certain aspects of the Reorganization. The contribution by HICN of the Gaming Assets (and the transfer of certain liabilities to be retained by HICN) to the Operating Partnership will occur on receipt of certain licenses or approvals by the Nevada Gaming Authorities. Likewise, the election of the new members of the Board of Directors of the Corporation since the Reorganization will be effective upon receipt of certain licenses or approvals by the Nevada Commission. Nevada gaming regulatory approvals are expected to be received by the end of 1997, unless previously received by the purchaser of the King 8. In conjunction with applying for and obtaining such licenses and approvals, the Corporation has developed various policies and procedures subject to review, approval and oversight by the Nevada Board. The purpose of these corporate policies and procedures is to ensure compliance with the regulatory requirement that prior approval of the Nevada Commission is obtained for any transaction that would result in either Starwood Capital or the Starwood Partners acquiring control of the Corporation or its Nevada gaming operations. The Corporation expects that these policies and procedures will be eliminated upon receipt of certain licenses and approvals from the Nevada Commission. If the required licenses or approvals of the Nevada Gaming Authorities are not received on or before December 31, 1997, then on such date HICN has agreed to contribute to the Operating Partnership cash equal to the fair value of the Gaming Assets on such date.

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

     None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     On December 30, 1996, (i) the Trust held its 1996 annual meeting of shareholders of the Trust (the "Trust Meeting") to elect two Trustees to the Board of Trustees of the Trust and to approve the amendment and restatement of the 1995 Share Option Plan of the Trust as the Starwood Lodging Trust 1995 Long-Term Incentive Plan and (ii) the Corporation held its 1996 annual meeting of stockholders of the Corporation (the "Corporation Meeting") to elect three Directors to the Board of Directors of the Corporation (to take effect upon receipt of a Gaming Approval) and to approve the amendment and restatement of the 1995 Stock Option Plan of the Corporation as the Starwood Lodging Corporation 1995 Long-Term Incentive Plan.

     At the Trust Meeting, shareholders of the Trust voted upon and approved (i) the election as Trustees of the Trust of Stephen R. Quazzo and Steven R. Goldman and (ii) the adoption of the Starwood Lodging Trust 1995 Long-Term Incentive Plan (Amended and Restated as of August 12, 1996) (the "Trust LTIP"). Messrs. Grose, Simms, Duncan, Stern and Sternlicht continued as Trustees.

     The following sets forth, with respect to each matter voted upon at the Trust Meeting, the number of votes cast for, the number of votes cast against, and the number of votes abstaining (or, with respect to the election of Trustees, the number of votes withheld) with respect to such matter and are presented after giving effect to the three-for-two stock split in January 1997:

                                                       VOTES        VOTES                     VOTES
                                                        FOR        AGAINST    ABSTENTIONS   WITHHELD
                                                     ----------   ---------   -----------   ---------
Election of Trustees:
  Stephen R. Quazzo................................  34,620,521           0           0        60,215
  Steven R. Goldman................................  34,551,746           0           0       128,990
Adoption of the Starwood Lodging Trust 1995
  Long-Term Incentive Plan (Amended and Restated as
  of August 12, 1996)..............................  22,737,539   7,560,834      58,995

     At the Corporation Meeting, stockholders of the Corporation voted upon and approved (i) the election as Directors of the Corporation of the following nominees: Jean-Marc Chapus, Eric A. Danziger and Michael A. Leven (Messrs. Chapus, Danziger and Leven to take office upon receipt of Gaming Approval), and
(ii) the adoption of the Starwood Lodging Corporation 1995 Long-Term Incentive Plan (Amended and Restated as of August 12, 1996) (the "Corporation LTIP"). Messrs. Ford, Jones and Henderson continued to serve as the Directors of the Corporation. These three individuals, as well as Messrs. Yih, Eilian, Sternlicht, Chapus, Danziger and Leven serve as the Management Committee of the Operating Partnership. Messrs. Yih, Eilian, Sternlicht, Chapus, Danziger and Leven are Directors-Elect of the Corporation and will take office as Directors on the receipt of the Gaming Approvals or sale of all the gaming assets. Messrs. Ford and Henderson have indicated that upon the sale of Starwood Lodging's gaming operations or receipt of the approval of the Nevada Gaming Authorities (see Item 2, "Regulation and Licensing" of this Joint Annual Report) by the Directors who have not yet received such approval, they intend to resign as Directors.

     The following sets forth, with respect to each matter voted upon at the Corporation Meeting, the number of votes cast for, the number of votes cast against, and the number of votes abstaining (or, with respect to the election of Directors, the number of votes withheld) with respect to such matter and are presented after giving effect to the three-for-two stock split in January 1997:

                                                       VOTES        VOTES                     VOTES
                                                        FOR        AGAINST    ABSTENTIONS   WITHHELD
                                                     ----------   ---------   -----------   ---------
Election of Directors:
  Jean-Marc Chapus.................................  31,036,356           0             0   3,644,379
  Eric A. Danziger.................................  34,551,098           0             0     129,638
  Michael A. Leven.................................  34,619,913           0             0      60,822
Adoption of Starwood Lodging Corporation
  1995 Long-Term Incentive Plan
  (Amended and Restated as of August 12, 1996).....  24,584,796   6,509,378        55,199

                                    PART II

ITEM 5.  MARKET FOR REGISTRANTS' COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

MARKET INFORMATION

     The Paired Shares are traded principally on the New York Stock Exchange (the "NYSE") under the symbol "HOT".

     The following table sets forth, for the fiscal periods indicated, the high and low sales prices per Paired Share on the NYSE Composite Tape (as adjusted for the one-for-six reverse stock split in June 1995 and the three-for-two stock split in January 1997).

                                                                    DISTRIBUTIONS       RETURN OF CAPITAL
                                                   HIGH     LOW         MADE              GAAP BASIS(a)
                                                  ------   ------   -------------       -----------------
1996
First quarter..................................   $23.25   $19.67       $0.31                 $0.11
Second quarter.................................   $25.75   $21.17       $0.33                    --
Third quarter..................................   $27.92   $22.08       $0.33                 $0.14
Fourth quarter.................................   $36.75   $27.42       $0.39(b)(c)           $0.22

1995
First quarter..................................   $16.00   $10.50        None                   N/A
Second quarter.................................   $16.50   $14.00        None                   N/A
Third quarter..................................   $19.42   $15.75       $0.31                 $0.14
Fourth quarter.................................   $20.00   $17.92       $0.31(d)              $0.11

---------------

(a) Represents distributions per Paired Share in excess of net income per Paired Share on a GAAP basis, and is not the same as return of capital on a tax basis.

(b) The Trust declared a distribution for the fourth quarter of 1996 to shareholders of record on December 30, 1996. The distribution was paid in January 1997.

(c) During the fourth quarter of 1996 the Trust and the Corporation each declared a three-for-two stock split in the form of a 50% stock dividend payable to shareholders of record on December 30, 1996. The stock dividend was paid in January 1997.

(d) The Trust declared a distribution for the fourth quarter of 1995 to shareholders of record on December 29, 1995. The distribution was paid in January 1996.

HOLDERS

     As of February 28, 1997, there were approximately 1,869 holders of record of Paired Shares.

DISTRIBUTIONS MADE/DECLARED

     During the fourth quarter of 1996 the Trust and the Corporation each declared a three-for-two stock split in the form of a 50% stock dividend payable to shareholders of record on December 30, 1996. The stock dividend was paid in January 1997. The Trust declared and paid dividends of $0.31, $0.33, $0.33 and $0.39 per share (as adjusted for the three-for-two stock split in January 1997) for the first, second, third and fourth quarters of 1996 respectively. The fourth quarter dividend was paid in January 1997. The Trust declared and paid a dividend of $0.31 per share (as adjusted for the three-for-two stock split in January 1997) for the third and fourth quarters of 1995. The fourth quarter dividend was paid in January 1996. No distributions were made by the Trust during 1994. The Corporation has not paid any cash dividends since its organization and does not anticipate that it will make any such distributions in the near future. Under the terms of the Lines of Credit, Starwood Lodging is generally permitted to distribute to its shareholders on an annual basis an amount equal to the greatest of (1) 95% of combined funds from operations for any four consecutive calendar quarters; (2) an amount sufficient to maintain the Trust's tax status as a real estate investment trust; and (3) the amount necessary for the Trust to avoid the payment of federal income or excise tax.

ITEM 6.  SELECTED FINANCIAL DATA.

     The following data sets forth certain financial information for each of the Trust and the Corporation, and the Trust and the Corporation on a combined basis. This information is based on and should be read in conjunction with the financial statements and the notes thereto appearing elsewhere in this Joint Annual Report.

                                               AS OF AND FOR THE YEAR ENDED DECEMBER 31,
                                      ------------------------------------------------------------
                                        1996         1995         1994         1993         1992
                                      --------     --------     --------     --------     --------
                                                (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
OPERATING DATA
Revenue:
  Trust...........................    $115,059     $ 44,023     $ 21,671     $ 20,342     $ 26,784
  Corporation.....................     410,156      149,184      110,962      114,828      116,172
  Combined(1).....................     428,538      161,716      113,997      117,155      117,656
Net Income (Loss):
  Trust(2)........................    $ 33,589     $ 10,709     $ (3,465)    $ (3,889)    $ (9,818)
  Corporation(2)..................      (6,638)      (1,739)      (1,198)      (3,143)      (9,925)
                                      --------     --------     --------     --------     --------
  Combined........................      26,951        8,970       (4,663)      (7,032)     (19,743)
Net Income (Loss) Per Share/Paired
  Share(3):
  Trust...........................    $   1.12     $   0.92     $  (1.14)    $  (1.28)    $  (3.24)
  Corporation.....................       (0.22)       (0.15)       (0.39)       (1.04)       (3.27)
                                      --------     --------     --------     --------     --------
  Combined........................    $   0.90     $   0.77     $  (1.53)    $  (2.32)    $  (6.51)

                                                            AT DECEMBER 31,
                                     --------------------------------------------------------------
                                        1996          1995         1994         1993         1992
                                     ----------     --------     --------     --------     --------
                                     (IN THOUSANDS)
BALANCE SHEET DATA
Total Assets:
  Trust............................  $1,233,366     $425,737     $162,245     $232,845     $245,540
  Corporation......................     185,192      120,721       48,626       49,993       53,611
  Combined(1)......................   1,312,740      459,994      183,955      195,352      210,945
Total Debt:
  Trust............................  $  477,603     $119,200     $146,734     $156,526     $157,541
  Corporation......................     107,781       90,749       40,664      101,846      100,246
  Combined(1)......................     479,566      123,485      160,482      170,886      170,297
Shareholders' Equity (Deficit):
  Trust............................  $  569,300     $204,728     $ 10,450     $ 72,205     $ 76,371
  Corporation......................      23,361       10,740       (1,742)     (58,879)     (55,752)
                                     ----------     --------     --------     --------     --------
  Combined.........................     592,661      215,468        8,708       13,326       20,351
Paired Shares outstanding at end of
  period(3)........................      40,078       20,697        3,033        3,033        3,033

                                               AS OF AND FOR THE YEAR ENDED DECEMBER 31,
                                      ------------------------------------------------------------
                                        1996          1995          1994        1993        1992
                                      ---------     ---------     --------     -------     -------
                                                (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
CASH FLOW AND DIVIDEND DATA
Net cash provided by operating
  activities:
  Trust.............................  $  61,589     $  11,267     $  4,455     $ 3,136     $ 2,773
  Corporation.......................     12,578         5,144        4,438       2,396       1,917
  Combined..........................     74,167        16,411        8,893       5,532       4,690
Net cash provided by (used in)
  investing activities:
  Trust.............................  $(726,427)    $(175,506)    $  8,239     $ 2,474     $  (161)
  Corporation.......................    (33,774)      (44,003)         215      (4,426)       (942)
  Combined(1).......................   (746,800)     (181,995)       4,489      (3,645)     (1,514)
Net cash provided by (used in)
  financing activities:
  Trust.............................  $ 667,938     $ 164,694     $(13,357)    $(7,307)    $  (850)
  Corporation.......................     34,190        42,671       (4,577)     (1,138)       (816)
  Combined(1).......................    688,727       169,851      (13,969)     (6,752)     (1,255)
Cash distributions to
  shareholders -- Trust(4)..........     46,218         9,265     $      0     $     0     $     0
Cash distributions per share --
  Trust(3)(4).......................  $    1.36     $    0.62     $      0     $     0     $     0

---------------

(1) The individual amounts with respect to the Trust and Corporation do not add to Combined amounts due to accounting elimination entries.

(2) For the Trust, includes gains (losses) on sales in the amount of $4,290,000, ($125,000), $432,000, ($53,000) and ($791,000) for the years ended December
    31, 1996, 1995, 1994, 1993 and 1992 respectively, and provisions for investment losses of $759,000, $2,369,000 and $3,419,000 in the years ended December 31, 1994, 1993 and 1992, respectively. For the Corporation, includes gains on sales of $24,000, $74,000 and $4,000 for the years ended December 31, 1994, 1993 and 1992, respectively.

(3) As adjusted for a one-for-six reverse stock split in June 1995 and a three-for-two stock split in January 1997.

(4) Presented only for the Trust, as the Corporation did not pay cash dividends for the periods presented.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                        HISTORICAL RESULTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995

THE TRUST

     Rents from the Corporation, which are based largely on hotel revenues, increased $60.9 million for the year ended December 31, 1996, as compared to the corresponding period of 1995. The increase was primarily the result of rents earned by the Trust on 33 hotels containing approximately 9,700 rooms (the "Acquired Hotels") acquired by the Trust since April 1995. The investment in 33 hotels (the 168-room Omni Europa acquired in April 1995; the 462-room Sheraton Colony Square acquired in July 1995; the 224-suite Embassy Suites Tempe acquired in July 1995; the 364-room Terrace Garden Inn, and 180-room Lenox Inn acquired in October 1995; the 206-room Holiday Inn Calverton acquired in November 1995; the 263-room Westin, Washington, D.C. acquired in January 1996; the 960-room Boston Park Plaza acquired in January, 1996; the 442-room Clarion Hotel acquired in April 1996; the three Doubletree Guest Suites hotels acquired in April 1996; the 177-room Days Inn and 251-suite Doubletree Guest Suites acquired in July 1996; the Institutional Portfolio, the HOD Portfolio (excluding the 293-room Radisson Marque which was acquired by the Corporation) and the 294-room Marriott Forrestal Village acquired in August 1996, and the 121-room Doral Tuscany and the 199-room Doral Court acquired in September 1996) accounted for increased rents of $59.7 million for the year ended December 31, 1996, as compared to the corresponding period in 1995. In addition, rents earned by the Trust from continuously owned properties leased to the Corporation increased by $1.2 million for the year ended December 31, 1996, as compared to the corresponding period in 1995.

     Interest from the Corporation increased by $4.3 million for the year ended December 31, 1996, as compared to the corresponding period of 1995. The increase in interest income was primarily a result of interest on the mortgage interests relating to the Milwaukee hotel which mortgage interests were purchased by the Trust in July 1995 and interest on the first mortgage of the Midland Hotel, which hotel was acquired by the Corporation in March 1996.

     Interest from mortgage and other notes amounted to $11.2 million for the year ended December 31, 1996 as compared to $10.8 million for the corresponding period in 1995. The increase resulted from the purchase during the year of debt, a portion of which is secured by the 305-room Holiday Inn in Milpitas, California, offset in part by principal amortization.

     Other income for the year ended December 31, 1996, includes a $290,000 gain (net of related expenses) realized in conjunction with the sale of securities which were purchased in contemplation of acquiring a portfolio of hotel properties and $750,000 gain (net of related expenses) realized in connection with the sale of other securities. Also included in other income is $314,500 recorded as a result of the Ross Litigation settlement (see Item 3 of Part I of this Joint Annual Report).

     Interest expense increased by $10.7 million for the year ended December 31, 1996, as compared to the corresponding period of 1995. The increase was due to borrowings under the Lines of Credit, the Doral Mortgage and the BPP Mortgage, used to acquire the above mentioned properties offset by the net proceeds from the 1996 Offerings used to partially fund the acquisition of the above mentioned properties.

     Depreciation and amortization expense increased by $33.5 million during the year ended December 31, 1996, as compared to the corresponding period of 1995, principally due to the acquisition of the Acquired Hotels.

     Administrative and general expenses for the year ended December 31, 1996, increased by $1.7 million to $4.1 million, as compared to $2.4 million for the corresponding period of 1995. The increase resulted predominantly from expenses incurred as a result of the Trust LTIP as well as costs incurred relating to the investigation of hotels which ultimately were not acquired. Administrative and general expenses includes payments of approximately $242,000 to Jeffrey C. Lapin, a former President of the Trust pursuant to his separation agreement with the Trust.

     Minority interest represents primarily the interest of the Starwood Partners in the Realty Partnership for the year ended December 31, 1996, and the 41.8% minority interest of a third-party in the joint venture that owns the Boston Park Plaza hotel.

THE CORPORATION

     Hotel revenues increased by $263.9 million for the year ended December 31, 1996, as compared to the corresponding period of 1995. The assumption of management of the Acquired Hotels and the addition of the 652-room Doral Inn in New York, New York; the 293-room Radisson Marque hotel in Winston-Salem, North Carolina and the 257-room Midland Hotel in Chicago, Illinois resulted in increases in hotel revenues of $249.1 million for the year ended December 31, 1996. The remaining increase of $14.8 million for the year ended December 31, 1996, is attributable to other continuously owned properties.

     Hotel gross margin for the year ended December 31, 1996, was $110.1 million, or 28.6% of hotel revenues, as compared to $36.2 million, or 29.9% of hotel revenues, for the same period of 1995. The decrease in gross margin was primarily due to the increase in the food and beverage revenue component of total hotel revenue resulting from the Company's continued investment in full-service hotels offset, in part, by increases in REVPAR and the termination of third-party management agreements.

     Gaming revenues for the year ended December 31, 1996 as compared to the corresponding period of 1995 decreased by $3.3 million to $23.6 million. Gaming gross margin for the year ended December 31, 1996 was $1.8 million or 8% of gaming revenues, as compared to $2.7 million or 10% of gaming revenues, for the corresponding period in 1995.

     The decrease in gaming revenues and the decline in gaming gross margin predominately resulted from operations at Bourbon Street which was sold on September 12, 1996. The real property of the other gaming asset, the King 8, was also sold in 1996 for approximately $18.8 million. The sale of the personal property of the King 8, for $3 million, will close following the receipt by the purchaser or his designee of required gaming approval. HICN, a subsidiary of the Corporation, leases the real property from the purchaser and has agreed to continue to operate the hotel and casino while the purchaser obtains required gaming licenses and approvals.

     Management fees and other income for the year ended December 31, 1996, includes $314,500 of income recorded as a result of the Ross Litigation settlement (see Item 3 of Part I of this Joint Annual Report) and $953,500 of management fee income from the joint venture that owns the Boston Park Plaza hotel.

     Administrative and general expenses for the year ended December 31, 1996, increased to $12.4 million or 3.0% of revenues as compared to $3.3 million or 2.2% of revenues for the corresponding period of 1995. The increase was primarily a result of increases in payroll costs commensurate with the Company's growth, the assumption of management of hotels previously operated by third-parties, and expenses incurred as a result of the Corporation LTIP. Administrative and general expenses for the year ended December 31, 1996, included a $1.9 million charge relating to costs relating to the relocation of the corporate office from Los Angeles, California to Phoenix, Arizona.

     Depreciation and amortization expense increased by $6.7 million for the year ended December 31, 1996, as compared to the corresponding period of 1995. The increase was primarily a result of depreciation relating to hotels acquired by the Corporation.

     Minority interest represents primarily the interest of the Starwood Partners in the Operating Partnership and the 41.8% minority interest of a third-party in the joint venture that owns the Boston Park Plaza hotel.

     Net income for the year ended December 31, 1996, includes an extraordinary gain of $1.5 million before minority interest resulting from early extinguishment of debt. The extraordinary gain resulted from the early payoff, at a discount, of a note secured by the Milwaukee Marriott. In addition, the Corporation purchased the remaining equity interest for $240,000 and became the 100% owner of the hotel.

     For more information with respect to rent and interest paid to the Trust during the years ended December 31, 1996 and 1995, see, "The Trust" immediately above.

EXTERNAL GROWTH

     During the year ended December 31, 1996, the Company acquired equity and debt interests in 32 hotels containing more than 10,000 rooms at a combined cost exceeding $840 million. Of the 32 hotels, the Company acquired equity interests in 30 hotels as follows: the 263-room Grand Hotel (renamed the Westin Hotel) in Washington, DC (January 1996); a 58.2% interest in the 960-room Boston Park Plaza Hotel Complex in Boston, Massachusetts (January 1996); the 257-room Midland Hotel in Chicago, Illinois (March 1996); the 442-room Clarion Hotel at the San Francisco Airport in Milbrae, California (April 1996), the 260-suite Doubletree Guest Suites hotel (renamed the Westin Hotel) in Tampa, Florida, the 254-suite Doubletree Guest Suites Hotel in Cypress Creek, Florida, and the 308-suite Doubletree Guest Suites Hotel in Irving, Texas (April 1996); the 251-suite Doubletree Guest Suites Hotel and the 177-room Days Inn, both located at the Philadelphia Airport in Philadelphia, Pennsylvania (June 1996); the Institutional Portfolio (August 1996); the HOD Portfolio (August 1996); the 294-room Marriott Forrestal Village in Princeton, New Jersey (August 1996); the 199-room Doral Court and 121-room Doral Tuscany in New York, New York (September
1996); and a 93.5% interest in the 257-room Westwood Marquis in Los Angeles, California (December 1996).

INTERNAL GROWTH

     On a same-store-sales basis, including the results of all hotels acquired prior to December 31, 1996, for the period from their respective dates of acquisition if acquired in 1996 as compared to the same period in 1995, REVPAR for the year ended December 31, 1996, increased 9.2% (8.7% if the Dallas Park Central, which underwent a substantial renovation in 1996 is included), from $60.24 to $65.76 over the same period in 1995. The increase in REVPAR resulted from an increase in ADR of 11.5%, from $82.96 to $92.54, while the occupancy rate decreased by 1.5 percentage points.

     The overall increase in REVPAR for the year ended December 31, 1996, was largely attributable to the strong increase in REVPAR at the Company's upscale hotels. These hotels experienced an increase in REVPAR of 10.4% for the year ended December 31, 1996, as compared to the corresponding period of 1995. ADR for the Company's upscale hotels increased 11%, for the year ended December 31, 1996, as compared to the corresponding period in 1995.

     The following tables summarize average occupancy, ADR and REVPAR on a year-over-year basis for the Company's 58 owned and operated (including owned but third-party managed hotels and including the Acquired Properties and properties acquired by the Corporation for the period beginning with their respective dates of acquisition and ending at the end of each period; and excluding the Westwood Marquis which was acquired on December 31, 1996), non-gaming hotels for the year ended December 31, 1996 and 1995:

                                                                      YEAR ENDED DECEMBER
                                                                              31,
                                                                     ---------------------
         57 NON-GAMING HOTELS (EXCLUDING DALLAS PARK CENTRAL):        1996           1995
    ---------------------------------------------------------------  ------         ------
    Occupancy rate.................................................    71.1%          72.6%
    ADR............................................................  $92.54         $82.96
    REVPAR.........................................................  $65.76         $60.24
    REVPAR % change................................................     9.2%

                                                                      YEAR ENDED DECEMBER
                                                                              31,
                                                                     ---------------------
                          41 UPSCALE HOTELS:                          1996           1995
    ---------------------------------------------------------------  ------         ------
    Occupancy rate.................................................    72.1%          72.4%
    ADR............................................................  $99.63         $89.73
    REVPAR.........................................................  $71.79         $65.00
    REVPAR % change................................................    10.4%

                                                                      YEAR ENDED DECEMBER
                                                                              31,
                                                                     ---------------------
      16 MIDSCALE/ECONOMY HOTELS (EXCLUDING DALLAS PARK CENTRAL):     1996           1995
    ---------------------------------------------------------------  ------         ------
    Occupancy rate.................................................    67.6%          73.2%
    ADR............................................................  $66.52         $59.96
    REVPAR.........................................................  $45.00         $43.89
    REVPAR % change................................................     2.5%

     Management believes that increases in REVPAR resulted primarily from increases in demand due to continued favorable economic conditions which have resulted in increased business and leisure travel throughout the United States, while the supply of hotel rooms has not increased as rapidly, particularly in major urban locations. Revenue increases for the year were greatest at the recently acquired properties in Atlanta, New York, San Diego, Chicago, Philadelphia and Washington. REVPAR declined significantly at the Dallas Park Central which was virtually closed for renovation. REVPAR at the Harvey Hotel in Wichita, which is managed by a third-party, declined 10%.

     Management believes that there are several important factors that have contributed to the improved profitability of hotel properties, including increased ADR and effective cost management. Because a substantial portion of the hotels' operating costs and expenses are generally fixed, the Company derives substantial operating leverage from increases in revenue. However, the Company's continued investment in full-service properties has led to a larger component of food and beverage revenue when compared to the same period last year. Consequently, gross margins for the year ended December 31, 1996, declined to 29% from 30% in the corresponding period in 1995.

     During the year ended December 31, 1996, consistent with its business objective to capture the economic benefits otherwise retained by a third-party operator, the Company assumed management of a total of 29 hotels including 27 hotels acquired during the period and two properties acquired prior to January 1, 1996. Management believes that the assumption of direct control over the operations of these hotels will allow the Company to effectively use the experience of management to improve operations.

     During the year ended December 31, 1996, the Company completed a $1.9 million renovation of the Riverside Inn in Portland, Oregon, and a $1.6 million renovation of the Terrace Garden Inn in Atlanta, Georgia. The $12 million renovation of the Dallas Park Central was substantially completed in 1996, and on January 15, 1997, the property was renamed the Radisson Hotel. Other hotels with significant renovations in progress at the end of the year include the Sheraton Colony Square in Atlanta, Georgia ($6.5 million total renovation), and the Westin in Washington, DC ($6.0 million total renovation). Both renovations are expected to be completed by June 1997. The renovation for the Meany Tower Hotel in Seattle, Washington, the Clarion Hotel at the San Francisco Airport, the Radisson Hotel in Gainesville, Florida, the Doral Inn, the Doral Tuscany, and the Doral Court in New York have also begun and should be completed in 1997 and 1998. In addition, the Boston Park Plaza's renovation is currently scheduled to begin in November 1997, during a seasonally weak period.

SEASONALITY AND DIVERSIFICATION

     Demand is affected by normally recurring seasonal patterns. Generally the Company's portfolio of hotels as a whole has performed better in the second and third quarters due to decreased travel in the winter months. Further acquisitions may further affect the seasonality of the Company's current portfolio. The Company has continued to implement a business strategy of franchise and geographic diversification.

                    COMBINED LIQUIDITY AND CAPITAL RESOURCES

CASH FLOW PROVIDED BY OPERATING ACTIVITIES

     The principal source of cash to be used to fund the Company's operating expenses, interest expense, recurring capital expenditures and distribution payments by the Trust will be cash flow provided by operating activities. The Company anticipates that cash flow provided by operating activities will provide the necessary funds on a short and long term basis to meet operating cash requirements including all distributions to shareholders by the Trust. During the first quarter of 1996, the Trust paid a distribution of $0.31 per share (after giving effect to the three-for-two stock split in January 1997) for the fourth quarter of 1995. During the second quarter of 1996, the Trust paid a distribution of $0.31 per share (after giving effect to the three-for-two stock split in January 1997) for the quarter ending March 31, 1996. During the third quarter of 1996, the Trust paid a distribution of $0.33 per share (after giving effect to the three-for-two stock split in January 1997) for the quarter ended June 30, 1996. During the fourth quarter of 1996, the Trust paid a distribution of $0.33 per share (after giving effect to the three-for-two stock split in January 1997) for the quarter ended September 30, 1996, and declared a distribution of $0.39 per share (after giving effect to the three-for-two stock split in January 1997) for the quarter ended December 31, 1996. This distribution was paid on January 27, 1997.

CASH FLOWS FROM INVESTING AND FINANCING ACTIVITIES

     The Company intends to finance the acquisition of additional hotel properties, hotel renovations and capital improvements and provide for general corporate purposes through the Lines of Credit, through additional lines of credit, and when market conditions warrant, to issue additional equity or debt securities.

     In March 1996, the Realty Partnership entered into the Term Loan to fund the acquisition in March 1996 of the 257-room Midland Hotel in Chicago and, in April 1996, the amount of the Term Loan was increased to $94 million. The Term Loan is secured by nine properties of the Company on a cross-collateralized basis but is non-recourse to the Realty Partnership. As of December 31, 1996, the Realty Partnership had borrowed $94 million under the Term Loan, which accrues interest at a rate equal to the one, two, or three-month LIBOR, at the Company's option, plus (a) 1.95% for the first $24 million and (b) 1.75% for the balance of the Term Loan. The Term Loan becomes due in April 1997.

     In July 1996, the maturity date of the Mortgage Facility, which is secured by six notes receivable, was extended from January 25, 1997, to July 25, 1997. As of December 31, 1996, Realty had borrowed $70.6 million under the Mortgage Facility.

     In August 1996, the Company entered into the Goldman Facility for a one-year (extendible to 18 months) loan of up to $300 million to fund a portion of the acquisition cost of the HOD Portfolio and for general corporate purposes. The Goldman Facility bears interest at one-month LIBOR plus 1.75% (2.75% during the six month extension period) and is secured by interests in the Institutional Portfolio and the HOD Portfolio. At December 31, 1996, the Company had borrowed $140 million under the Goldman Facility.

     On April 12, 1996, the Company completed a public offering of 3,000,000 Paired Shares at a net price to the Company of approximately $21.00 per share (after giving effect to the three-for-two stock split in January 1997). The net proceeds of approximately $62.4 million were used, in part, to fund the acquisition of the 442-room Clarion Hotel at the San Francisco Airport and the three Doubletree Guest Suite hotels located in Irving, Texas; Ft. Lauderdale, Florida; and Tampa, Florida (renamed a Westin).

     On August 12, 1996, the Company completed a public offering of 15,000,000 Paired Shares (after giving effect to the three-for-two stock split in January
1997) and on August 23, 1996, the underwriter exercised its over-allotment option to purchase 1.2 million Paired Shares (after giving effect to the three-for-two stock split in January 1997). Net proceeds of approximately $367.2 million were used to fund the acquisition of the Institutional Portfolio and the balance was used to fund a portion of the acquisition of the HOD Portfolio. The remaining portion of the HOD Portfolio was funded through the Goldman Facility.

     As previously discussed, during the year, the Company completed a $1.9 million renovation of the Portland Riverside Inn, in Portland, Oregon, and a $1.6 million renovation of the Terrace Garden Inn in Atlanta, Georgia.

The $12 million renovation of the Dallas Park Central was substantially completed in 1996, with completion expected in the first quarter of 1997. Other hotels with significant renovations in progress at the end of 1996, include the Sheraton Colony Square in Atlanta, Georgia; the Westin Hotel in Washington, DC; the Meany Tower Hotel in Seattle, Washington; the Clarion Hotel at the San Francisco Airport, the Radisson Hotel in Gainesville, Florida, the Doral Inn, Doral Tuscany and Doral Court in New York, New York. The Company expects to expend an aggregate of in excess of $100 million in 1997 including the hotels mentioned above. Major and minor renovations, expansions and upgrades of other hotels are also being contemplated. In addition, the Company intends to develop new hotels on a selective basis. Sources of capital for major renovations, expansions and upgrades of hotels as well as new construction are expected to be: (i) excess funds from operations, (ii) additional debt financing, and (iii) additional equity raised in the public and private markets.

     As of the date this Joint Annual Report, since January 1, 1996, the Company has invested over $1.2 billion in hotel assets (including approximately $27.8 million in capital expenditures for the year ended December 31, 1996). As part of its investment strategy, the Company plans to acquire additional hotels. Future acquisitions are expected to be funded through further draws under the Lines of Credit, draws under new lines of credit, issuance of long-term debt on either a secured or unsecured basis, issuance of limited partnership units in the Realty Partnership and Operating Partnership exchangeable for Paired Shares and the issuance of additional equity or debt securities. The Company intends to incur additional indebtedness in a manner consistent with its policy of maintaining a Ratio of Debt-to-Total Market Capitalization of not more than 50%. On February 14, 1997, the Company issued 6,548,225 limited partnership units (valued for purposes of the transaction at approximately $215 million) exchangeable for Paired Shares and entered into a short term loan with The Prudential Insurance Company of America in the principal amount of $97.5 million (the "Prudential Loan") in order to partially fund the acquisition of the HEI Portfolio. As of the date of this Joint Annual Report, the Company had borrowed $72.0 million under the Prudential Loan, which bears interest at a rate of 7.0% and is due April 15, 1997. The Company may elect to extend the maturity date to May 14, 1997. Presently, the Company intends to make the election to extend the maturity date.

     On February 20, 1997, the Company issued bonds in the principal amount of $39.5 million due October, 2013 (the "Tax Exempt Bonds"). The Tax Exempt Bonds bear interest at a rate of 6.5% with no principal amortization, were issued at a discount to yield 6.7% and are secured by two hotels of the Company located at the Philadelphia International Airport. Net proceeds from the Tax Exempt Bonds of approximately $37.6 million were used to partially fund the acquisition of the 578-room Days Inn in Chicago, Illinois.

     Management of each of the Trust and of the Corporation believes that it will have access to capital resources sufficient to satisfy the cash requirements of each of the Trust and the Corporation and to expand and develop their business in accordance with their strategy for future growth.

FUNDS FROM OPERATIONS

     Management believes that funds from operations ("FFO") is one measure of financial performance of an equity REIT such as the Trust. Combined FFO (as defined by the National Association of Real Estate Investment Trusts)(1) for the year ended December 31, 1996, grew by 150% to $82.7 million, compared to

---------------

(1) With respect to the presentation of FFO, management elected early adoption of the "new definition" as recommended in the March 1995 NAREIT White Paper on FFO beginning January 1, 1995. Management and industry analysts generally consider funds from operations to be one measure of the financial performance of an equity REIT that provides a relevant basis for comparison among REIT's and it is presented to assist investors in analyzing the performance of the Company. FFO is defined as income before minority interest (computed in accordance with generally accepted accounting principles), excluding gains (losses) from debt restructuring and sales of property, and real estate related depreciation and amortization (excluding amortization of financing costs). FFO does not represent cash generated from operating activities in accordance with generally accepted accounting principles and is not necessarily indicative of cash available to fund cash needs. FFO should not be considered an alternative to net income as an indication of the Company's financial performance or as an alternative to cash flows from operating activities as a measure of liquidity.

     combined FFO of $33.1 million for the corresponding period in 1995. The following table shows the calculation of historical combined FFO for the indicated periods:

                                                                           YEAR ENDED
                                                                          DECEMBER 31,
                                                                       -------------------
                                                                        1996        1995
                                                                       -------     -------
                                                                         (IN THOUSANDS)
    Income before extraordinary item and minority interest...........  $36,112     $18,138
    Real estate related depreciation and amortization, net of
      amortization of financing costs................................   51,197      14,799
    Minority interest -- Boston Park Plaza...........................   (2,121)         --
    (Gain) loss on sales of hotel assets.............................   (4,290)        125
    Corporate relocation costs.......................................    1,850          --
                                                                       -------     -------
    Funds From Operations............................................  $82,748     $33,062
                                                                       =======     =======

     FFO includes $3.1 million and $3.3 million of interest income recognized in excess of the interest received on mortgage notes receivable (as a result of the notes having been purchased at a discount) for the years ended December 31, 1996 and 1995, respectively.

                        HISTORICAL RESULTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 1995 AND 1994

     The following discussion and analysis of the historical results of operations for the years ended December 31, 1995 and 1994, give effect to transactions on the actual date they were consummated.

COMBINED FUNDS FROM OPERATIONS

     Management believes that FFO is one measure of financial performance of an equity REIT such as the Trust. Combined FFO for the year ended December 31, 1995, grew by 379% to $33.1 million on combined revenues of $161.7 million, compared to combined FFO of $6.9 million on combined revenues of $114.0 million for the comparable period in 1994. The following table shows the calculation of historical combined FFO for the indicated periods:

                                                                           YEAR ENDED
                                                                          DECEMBER 31,
                                                                       -------------------
                                                                        1995        1994
                                                                       -------     -------
                                                                         (IN THOUSANDS)
    Income before minority interest and extraordinary items..........  $18,138     $(4,663)
    Shareholder litigation expense...................................       --       2,648
    Provision for loss...............................................       --         759
    Real estate related depreciation and amortization, net of
      amortization of financing costs................................   14,799       8,161
    Loss on sales of hotel assets....................................      125
                                                                       -------     -------
    Funds From Operations............................................  $33,062     $ 6,905
                                                                       =======     =======

THE TRUST

     Net income for the Trust for the year ended December 31, 1995, was $10.7 million as compared to a loss of $3.5 million in the prior year. Rents from the Corporation, which are primarily based on hotel revenues, increased $9.8 million to $26.7 million for the year ended December 31, 1995, as compared to the corresponding period in 1994. The increase was primarily the result of rents earned by the Realty Partnership on four hotels contributed by the Starwood Partners to the Realty Partnership and the Operating Partnership effective January 1, 1995, and seven additional hotels acquired during the year ended December 31, 1995. The four contributed hotels (the Doubletree Hotel in Rancho Bernardo, California; Capitol Hill Suites in Washington, DC; the Harvey Wichita in Wichita, Kansas; and the French Quarter Suites in Lexington,

Kentucky) and the seven hotels acquired during the year accounted for increased rents of $9.5 million for the year. In addition, rents earned by the Trust from continuously owned properties leased by the Corporation increased $838,000. These increases were offset by a decrease in rents of $543,000 resulting from the sale of hotels in Austin, Texas (May 1994), Brunswick, Georgia (August
1994), New Port Richey, Florida (August 1994), Fayetteville, North Carolina (November 1994) and Jacksonville, Florida (November 1994).

     Interest from the Corporation increased by $3.0 million to $4.8 million for the year ended December 31, 1995, as compared to the corresponding period in 1994. The increase in interest income resulted primarily from (i) interest on the intercompany mortgage note relating to the Doral Inn from September 20, 1995, to the end of the year; (ii) interest on unsecured notes from the Corporation having an average balance of $11.1 million and bearing interest at prime plus two percent for the year ended December 31, 1995, (a moratorium on the payment of interest on such unsecured notes was in effect throughout 1994); and (iii) interest on the first mortgage of the Milwaukee Marriott Hotel (then owned by a partnership of which the Operating Partnership was the sole general partner) which was purchased by the Realty Partnership in July 1995.

     Interest from mortgage and other notes amounted to $10.8 million for the year ended December 31, 1995, as compared to $1.5 million for the corresponding period in 1994. The increase primarily resulted from the contribution of notes receivable by the Starwood Partners to the Realty Partnership in the Reorganization, together with interest earned on the mortgage note receivable relating to the Westin Hotel in Washington, D.C., purchased in September 1995.

     Other income for the year ended December 31, 1995, of $1.1 million resulted primarily from the retention of a $500,000 deposit related to the proposed sale of Bourbon Street and the receipt of $289,000 and $48,000 of proceeds relating to land comprising part of the King 8 and Bourbon Street, respectively, which was transferred pursuant to eminent domain proceedings.

     The Trust and the Corporation evaluate the carrying values of each of their hotel assets and compare these values to the net book values of the hotel assets. For hotel assets not held for sale, the expected undiscounted future cash flows of the assets (generally over a six-year period), are compared to the net book value of the assets. If the expected undiscounted future cash flows are less than the net book value of the assets, the excess of the net book value over the estimated fair value is charged to current earnings. When an asset is identified by management as held for sale, the Company discontinues depreciation and estimates the fair value of such assets. If in management's opinion the fair value of a hotel asset which has been identified for sale is less than the net book value of the asset, a reserve for loss is established. Fair value is determined based upon the discounted cash flow of the properties at rates deemed reasonable for the type of property and prevailing market conditions, and, if appropriate, current estimated net sales proceeds from pending offers. A gain or loss is recorded to the extent the amounts ultimately received differ from the adjusted book values of the hotel assets. Gains on sales of hotel assets are recognized at the time the hotel assets are sold provided there is reasonable assurance of the collectibility of the sales price and any future activities to be performed by the Company relating to the hotel assets sold are insignificant.

     Based on the foregoing methodology, a provision for loss in the amount of $759,000 was recorded in 1994.

     Interest expense decreased by $3.8 million to $12.4 million for the year ended December 31, 1995, as compared to the corresponding period in 1994. The decrease was due to the repayment of approximately $206.5 million of existing indebtedness following the completion of a public offering on July 6, 1995, of 17,681,250 Paired Shares (after giving effect to the three-for-two stock split in January 1997) at a price of $15.33 per Paired Share, which raised approximately $245.7 million in net proceeds and to the retiring of mortgage notes in 1995, which were secured by the Embassy Suites Hotel in Phoenix, Arizona, and the Bay Valley Resort in Bay City, Michigan, and was partially offset by the assumption of additional notes payable by the Realty Partnership in the Reorganization, three of which were also repaid during 1995.

     Depreciation and amortization expense increased by $3.8 million for the year ended December 31, 1995, as compared to the corresponding period in 1994, principally due to the above mentioned property contributions and acquisitions and to the amortization of reorganization and financing costs which were partially offset by the above mentioned property sales.

     Administrative and general expenses for the year ended December 31, 1995 increased $856,000 to $2.4 million reflecting increased payroll costs due to the growth of the Trust and costs incurred relating to the potential acquisition of hotels which ultimately were not acquired.

     Minority interest represents the interest of the Starwood Partners in the Realty Partnership for the year ended December 31, 1995.

     During 1995, the Trust recognized an extraordinary loss of $2.2 million net of minority interests of $163,000 relating to two items:

          (a) An extraordinary loss before minority interest of $3.6 million due to the early extinguishment of debt in respect of a loan agreement which was terminated during the year; and

          (b) An extraordinary gain before minority interest of $1.3 million relating to the reversal of outstanding amounts accrued in 1993, due to the early extinguishment of debt.

THE CORPORATION

     Hotel revenues increased by $38.6 million for the year ended December 31, 1995, as compared to the corresponding period in 1994. The addition of the four contributed properties and the seven acquired properties as discussed above resulted in increases in hotel revenues of $42.2 million for the year ended December 31, 1995. This increase was offset by the hotel sales discussed above resulting in decreased revenues of $7.2 million. The remaining increase of $3.6 million for the year ended December 31, 1995, is attributable to other continuously owned properties.

     Gaming revenues for the year ended December 31, 1995, as compared to the year ended December 31, 1994, decreased by $1.1 million to $26.9 million.

     Included in other income for the year ended December 31, 1995, is $800,000 received by the Corporation as a result of the termination of management contracts in connection with the settlement of certain shareholder actions against former officers of Starwood Lodging (see Item 3 of Part I).

     Administrative and general expenses increased by $653,000 for the year ended December 31, 1995, as compared to the corresponding period in 1994. The increase was primarily the result of increases in payroll costs due to the Corporation's growth.

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

     For information with respect to rent and interest paid to the Trust during the years ended December 31, 1995 and 1994, see "The Trust" immediately above.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The financial statements and supplementary data required by this Item are included in Item 14 of this Joint Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     N/A

                                    PART III

ITEM 10.  TRUSTEES, DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANTS.

TRUSTEES AND EXECUTIVE OFFICERS OF THE TRUST

     The following table sets forth, for each of the members of the Trust's Board of Trustees as of the date of this Joint Annual Report, the class of Trustees to which such Trustee has been elected, the name and age of such Trustee, the principal occupation or employment of such Trustee during the past five years and the principal business of such Trustee's employer, other directorships held by such Trustee and the year in which such Trustee first became a Trustee of the Trust.

NAME AND AGE                    PRINCIPAL OCCUPATION AND BUSINESS EXPERIENCE   TRUSTEE SINCE
------------------------------  ---------------------------------------------  --------------
TRUSTEES WHOSE TERMS EXPIRE AT THE 1997 ANNUAL MEETING
Bruce W. Duncan (45)..........  President and Chief Executive Officer of The   August 1995
                                Cadillac Fairview Corporation Limited since
                                December 1995. From October 1994 to December
                                1995, President of Blakely Capital, Inc., a
                                private
                                firm focusing on investments in real estate
                                and telecommunications. From 1992 to April
                                1994, Mr. Duncan was President and Co-Chief
                                Executive Officer of JMB Institutional Realty
                                Corporation and from 1984 to 1991 Executive
                                Vice President of JMB Realty Corporation.

Daniel H. Stern (36)..........  President of Ziff Brothers Investments,        August 1995
                                L.L.C., a diversified New York based
                                investment management firm. Prior to
                                co-founding Ziff Brothers Investments in
                                December 1992, Mr. Stern was the Co-Managing
                                Director of William A.M. Burden & Co., a
                                private investment management firm where he
                                was responsible for asset allocation and
                                investment policy. Mr. Stern is a member of
                                the Board of Directors of Westin Hotel
                                Company and a Trustee of Big Apple Circus.

Barry S. Sternlicht (36)......  Chairman and Chief Executive Officer of the    December 1994
                                Trust. He is founder and General Manager of
                                Starwood Capital Group, L.L.C., (and
                                co-founder of its predecessor entities in
                                1991) and has been the President and CEO of
                                Starwood Capital Group, L.P. since its
                                formation in 1991. Mr. Sternlicht is
                                currently a member of the Management
                                Committee of SLC Operating Limited
                                Partnership and, upon receipt of Gaming
                                Approval, a director of the Corporation, is a
                                Trustee of each of Equity Residential
                                Properties Trust, a multi-family REIT, and
                                Angeles Participating Mortgage Trust, a REIT,
                                and a director of Westin Hotel Company and
                                U.S. Franchise Systems. Mr. Sternlicht is on
                                the Board of Governors of NAREIT and is a
                                member of the Urban Land Institute and of the
                                National Multi-Family Housing Council. Mr.
                                Sternlicht is a member of the Board of
                                Directors of the Council for Christian and
                                Jewish Understanding, is a member of the
                                Young Presidents

NAME AND AGE                    PRINCIPAL OCCUPATION AND BUSINESS EXPERIENCE   TRUSTEE SINCE
------------------------------  ---------------------------------------------  --------------
<->                             Organization and is on the Board of Directors
                                of Junior Achievement for Fairfield County,
                                Connecticut.

TRUSTEES WHOSE TERMS EXPIRE AT 1998 ANNUAL MEETING

Madison F. Grose (43).........  Executive Vice President, Managing Director    December 1994
                                and General Counsel of Starwood Capital
                                Group, L.L.C. (and its predecessor entities)
                                since July 1992. From November 1983 through
                                June 1992, he was a Partner in the law firm
                                of Pircher, Nichols & Meeks. Mr. Grose is
                                currently a Trustee of Angeles Participating
                                Mortgage Trust.

William E. Simms (52).........  President of the Risk Management Product       August 1995
                                Services Group, Transamerica Life Companies
                                and a member of its board of directors. Over
                                the past 24 years, he has held various other
                                management positions with that company. He is
                                active in civic organizations; he is Chairman
                                of the Charlotte-Mecklenburg County Urban
                                League and the Charlotte-Mecklenburg Arts and
                                Science Council, and he is a member of the
                                board of directors of the Mecklenburg County
                                United Way and the Mecklenburg Hospital
                                Authority. He is part owner of the Carolina
                                Panthers National Football League team. Mr.
                                Simms is a director of NationsBank N.A.

Gary M. Mendell (40)..........  President of Starwood Lodging Trust since      February 1997
                                February 1997. Prior to joining the Trust,
                                Mr. Mendell co-founded HEI Hotels, L.L.C., a
                                hotel operating company based in Westport
                                Connecticut, which specializes in the
                                management and ownership of full-service
                                hotels, and served as its Chief Executive
                                Officer, Chairman and President from 1985
                                through February 1997.

TRUSTEES WHOSE TERMS EXPIRE AT 1999 ANNUAL MEETING

Steven R. Goldman (35)........  Senior Vice President of the Trust since       September 1996
                                September 1996. Mr. Goldman served as Senior
                                Vice President of the Corporation from March
                                1995 to September 1996 and as a member of the
                                Management Committee of SLC Operating Limited
                                Partnership from December 1994 to September
                                1996. Mr. Goldman was a Vice President of
                                Starwood Capital Group, L.P. (predecessor of
                                Starwood Capital Group, L.L.C.), specializing
                                in hotel acquisitions and hotel asset
                                management, from August 1993 to February
                                1995. From 1990 to 1993, he was Senior
                                Development Manager of Disney Development
                                Company, the real estate investment
                                development and management division of Walt
                                Disney Company.

NAME AND AGE                    PRINCIPAL OCCUPATION AND BUSINESS EXPERIENCE   TRUSTEE SINCE
------------------------------  ---------------------------------------------  --------------
Stephen R. Quazzo (37)........  Managing Director and co-founder of            August 1995
                                Transwestern Investment Company, L.L.C., a
                                real estate principal investment firm, since
                                March 1996. Prior thereto Mr. Quazzo was
                                President of Equity Institutional Investors,
                                Inc. a subsidiary of Equity Group
                                Investments, Inc., a Chicago based holding
                                company controlled by Samuel Zell. Mr. Quazzo
                                is an advisory board member of City Year
                                Chicago, is a member of the Pension Real
                                Estate Association (PREA) and serves on the
                                Commercial and Retail Council of the Urban
                                Land Institute (ULI).

Roger S. Pratt (44)...........  Managing Director and Senior Portfolio         February 1997
                                Manager of Prudential Real Estate Investors.
                                Since January 1992, Mr. Pratt has been the
                                portfolio manager for PRISA II, a real estate
                                fund managed by Prudential Real Estate
                                Investors for pension fund clients. Mr. Pratt
                                has been with Prudential for fifteen years,
                                serving in a variety of roles in development,
                                asset management, hotel management and
                                administration. Mr. Pratt is a member of the
                                American Institute of Certified Planners and
                                serves on the Multi-Family Council of the
                                Urban Land Institute.

     The following table includes certain information with respect to the current executive officers of the Trust other than Messrs. Sternlicht, Mendell, and Goldman:

             NAME               AGE              POSITION(S) WITH THE TRUST
------------------------------  ---   ------------------------------------------------
Ronald C. Brown...............  42    Senior Vice President and Chief Financial
                                      Officer

     Ronald C. Brown. Mr. Brown has been Senior Vice President and Chief Financial Officer of the Trust since July 1995. Prior to joining the Trust, Mr. Brown was President of Sonoran Hotel Advisors, L.L.C., a hotel REIT advisory firm from August 1994 to July 1995. From December 1993 to August 1994, Mr. Brown was President of Doubletree Corporation, a public hotel operating company. From December 1990 to December 1993, Mr. Brown was Executive Vice
President -- Finance & Planning and CFO and then from April 1992, Chairman and CEO of Doubletree Hotels Corporation. From March 1988 to April 1992, Mr. Brown was Vice President -- Finance & Accounting and CFO, and then Executive Vice President and CFO for Canadian Pacific Hotels Corporation, a hotel operating company.

     The executive officers of the Trust serve at the pleasure of the Board of Trustees. There is no family relationship among any of the Trustees or executive officers of the Trust.

DIRECTORS AND EXECUTIVE OFFICERS OF THE CORPORATION

     The current Board of Directors of the Corporation consists of Earle F. Jones, Bruce M. Ford, and Graeme W. Henderson. In addition, the stockholders of the Corporation have elected Mr. Sternlicht and Daniel W. Yih, Jean-Marc Chapus, Eric A. Danziger, Michael A. Leven and Jonathan D. Eilian as directors of the Corporation to take office upon the receipt of necessary regulatory approvals from the Nevada Gaming Authorities ("Gaming Approval"). Gaming Approval is expected to be received by the end of 1997. Messrs. Henderson and Ford have indicated their intention to resign from the Board of Directors of the Corporation when the required Gaming Approval is received.

     Pending receipt of any required Gaming Approval, the current Directors of the Corporation are continuing as such and the Operating Partnership is being managed by a management committee (the "Management Committee") consisting of the current Directors of the Corporation as well as the additional persons elected to take office upon receipt of any required Gaming Approval. While awaiting Gaming Approval, the Corporation's existing management and Board of Directors will be responsible for the operation and control of the gaming assets of the Corporation, and the other Management Committee members will be prohibited from any influence or control of the gaming assets.

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

NAME AND AGE                    PRINCIPAL OCCUPATION AND BUSINESS EXPERIENCE   DIRECTOR SINCE
------------------------------  ---------------------------------------------  --------------
Bruce M. Ford (57)............  President of FST and Associates and President  September 1983
                                of F.K.B. Management Corporation, hotel and
                                restaurant management companies, since 1988.
                                Member of Gibson 25 Associates, LLC, a hotel
                                developer, since March 1995. President of
                                Ford Management Corporation, a hotel/motel
                                management and development company since June
                                1988. Prior to that time, Mr. Ford was Senior
                                Vice President of Operations of Ramada Inns.

Graeme W. Henderson (63)......  Chairman of the Trust from July 1989 to        September 1986
                                December 1994 and Trustee of the Trust from
                                September 1986 to December 1994. He has been
                                a private investor since January 1990. Prior
                                to January 1990, Mr. Henderson was President
                                of Henderson Consulting, Inc., a private
                                financial consulting firm. Mr. Henderson has
                                been President of Capstan, Inc. (formerly
                                Seymour, Inc.), a manufacturer of machine
                                tool controls, since 1982. Mr. Henderson is
                                currently a director of Capital Southwest
                                Corporation.

Earle F. Jones (70)...........  Mr. Jones is the Chairman of the Board of      September 1985
                                Directors of the Corporation since February
                                1989. He is Co-Chairman since 1988 of MMI
                                Hotel Group, a hotel company. From 1967 to
                                1968, Mr. Jones was President of the
                                International Association of Holiday Inns and
                                served two terms as a director. Mr. Jones is
                                a Trustee and Chairman of Communications
                                Improvement Trust, whose beneficiaries are
                                public broadcasting and Tougaloo College
                                Trust, a member of the Board of Trustees for
                                Millsaps College and the Catholic Foundation
                                and Co-Chairman of the Mississippi Olympic
                                Committee. Mr. Jones is a general partner of
                                Orlando Plaza Suite Hotel, Ltd-A which filed
                                a petition under Chapter 11 of the U.S.
                                Bankruptcy Code in May 1996. An order
                                confirming the debtor's plan of
                                reorganization was issued by the court on
                                January 27, 1997.

     The following table sets forth, for each of the current members of the Management Committee (other than Messrs. Ford, Henderson, and Jones) who will become Directors of the Corporation upon receipt of any required Gaming Approval, the name and age of such member, the principal occupation or employment of such member during the past five years and the principal business of such member's employer, other directorships held by such member and the year in which such member first became a member of the Management Committee.

                                                                                   MEMBER OF
                                        PRINCIPAL OCCUPATION AND BUSINESS          MANAGEMENT
          NAME AND AGE                             EXPERIENCE                   COMMITTEE SINCE
---------------------------------  -------------------------------------------  ----------------
MEMBERS WHOSE TERMS EXPIRE AT THE 1997 ANNUAL MEETING
Jonathan D. Eilian (29)..........  Managing Director of Starwood Capital        August 1995
                                   Group, L.L.C. (and a senior executive of
                                   its predecessor entities) since its
                                   formation in September 1991. Prior to being
                                   a founding member of Starwood Capital, Mr.
                                   Eilian served as an Associate for JMB
                                   Realty Corporation, a real estate
                                   investment firm, and for The Palmer Group,
                                   L.P., a private investment firm
                                   specializing in corporate acquisitions.

Barry S. Sternlicht (36).........  Chairman and Chief Executive Officer of the  December 1994
                                   Trust. He is founder and General Manager of
                                   Starwood Capital Group, L.L.C., (and
                                   co-founder of its predecessor entities in
                                   1991) and has been the President and CEO of
                                   Starwood Capital Group, L.P. since its
                                   formation. Mr. Sternlicht is currently a
                                   Trustee of the Trust, a Trustee of each of
                                   Equity Residential Properties Trust, a
                                   multi-family REIT, and Angeles
                                   Participating Mortgage Trust, a REIT, and
                                   is a director of each of Westin Hotel
                                   Company and U.S. Franchise Systems. Mr.
                                   Sternlicht is on the Board of Governors of
                                   NAREIT and is a member of the Urban Land
                                   Institute and of the National Multi-Family
                                   Housing Council. Mr. Sternlicht is a member
                                   of the Board of Directors of the Council
                                   for Christian and Jewish Understanding, is
                                   a member of the Young Presidents
                                   Organization and is on the Board of
                                   Directors of Junior Achievement for
                                   Fairfield County, Connecticut.

MEMBER WHOSE TERM EXPIRES AT THE 1998 ANNUAL MEETING
Daniel W. Yih (38)...............  A general partner of Chilmark Partners,      August 1995
                                   L.P. since June 1995. Mr. Yih served as
                                   interim Chief Financial Officer of Midway
                                   Airlines (from September 1995 to December
                                   1995), President of Merco-Savory, Inc., a
                                   manufacturer of food preparation equipment
                                   (from March 1995 to June 1995) and as a
                                   senior executive of Welbilt Corporation
                                   (from September 1993 to March 1995).

                                                                                   MEMBER OF
                                        PRINCIPAL OCCUPATION AND BUSINESS          MANAGEMENT
          NAME AND AGE                             EXPERIENCE                   COMMITTEE SINCE
---------------------------------  -------------------------------------------  ----------------
MEMBERS WHOSE TERMS EXPIRE AT THE 1999 ANNUAL MEETING
Jean-Marc Chapus (37)............  Managing Director and Portfolio Manager of   August 1995
                                   Trust Company of the West since March 1995.
                                   Prior to that time he was a Managing
                                   Director and Principal of Crescent Capital
                                   Corporation with primary responsibility for
                                   the firm's private lending and private
                                   placement activities.

Eric A. Danziger (42)............  President and Chief Executive Officer of     September 1996
                                   the Corporation since July 1996. Mr.
                                   Danziger has been in the hotel industry for
                                   over 26 years. Prior to joining the
                                   Corporation, he served as the Executive
                                   Vice President of Wyndham Hotel Corporation
                                   and President of Wyndham Hotels and Resorts
                                   Division from August 1990 to June 1996.

Michael A. Leven (59)............  President and Chief Executive Officer of     August 1995
                                   U.S. Franchise Systems, a hotel franchising
                                   and development company, since October
                                   1995. From November 1990 to September 1995,
                                   Mr. Leven was President and Chief Operating
                                   Officer of Holiday Inn Worldwide. Mr. Leven
                                   is a director of U.S. Franchise Systems.
                                   Mr. Leven is also a member of the Board of
                                   Governors of the American Red Cross and a
                                   Trustee of National Realty Trust.

     The following table includes certain information with respect to each of the Corporation's current executive officers other than Mr. Danziger:

              NAME                 AGE              POSITION(S) WITH THE CORPORATION
---------------------------------  ---   ------------------------------------------------------
Theodore W. Darnall..............  39    Executive Vice President and Chief Operating Officer
Alan M. Schnaid..................  30    Vice President and Corporate Controller

     Theodore W. Darnall. Mr. Darnall has served as the Executive Vice President and Chief Operating Officer of the Corporation since April 1996. Prior to joining the Corporation, Mr. Darnall served as the Senior Vice
President -- Operations of Interstate Hotel Company from August 1995 to April 1996. From 1989 to August 1995, Mr. Darnall served as the Regional Vice President -- Operations of Interstate Hotel Company.

     Alan M. Schnaid. Mr. Schnaid has been with the Corporation since August 1994 and has been a Vice President since July 1996 and Corporate Controller since February 1996. He is a Certified Public Accountant. Mr. Schnaid was employed by Mazars and Company, an international accounting firm from January 1993 to August 1994 and by Kenneth Leventhal and Company, a national real estate accounting firm from January 1991 to January 1993.

     The executive officers of the Corporation serve at the pleasure of the Board of Directors. There is no family relationship among any of the Directors or executive officers of the Corporation.

ITEM 11.  EXECUTIVE COMPENSATION

                 SUMMARY OF CASH AND CERTAIN OTHER COMPENSATION

THE TRUST

     The following table provides certain summary information concerning the compensation paid for the fiscal years ended December 31, 1996, 1995 and 1994 to the Trust's Chief Executive Officer and each other executive officer of the Trust whose total compensation for 1996 exceeded $100,000 for services rendered in all capacities to the Trust.

                           SUMMARY COMPENSATION TABLE

                                                                            LONG-TERM
                                                                          COMPENSATION
                                 ANNUAL COMPENSATION    RESTRICTED    ---------------------
                                 --------------------      STOCK      SECURITIES UNDERLYING
                          YEAR   SALARY($)   BONUS($)   AWARD(S)($)   OPTIONS/SARS(#)(1)(2)   COMPENSATION($)
                          -----  ---------   --------   -----------   ---------------------   ---------------
Barry S. Sternlicht.....   1996   181,252     250,000     956,250(3)        1,554,000
  Chairman and Chief       1995    91,667     150,000                         625,500
  Executive Officer
Jeffrey C. Lapin(4).....   1996   281,250                                       7,500              75,000(5)
  President and Chief      1995   199,167      75,000                         110,500
  Operating Officer        1994   190,000      75,000                           3,000(6)
Ronald C. Brown.........   1996   175,000     100,000     540,000(7)           85,500             187,513(8)
  Senior Vice President    1995    66,666      65,000                          82,500
  and Chief Financial
  Officer
Steven R. Goldman(9)....   1996    43,750      75,000     900,000(10)          90,000              58,862(11)
  Senior Vice President

---------------
 (1) For information with respect to these options, see "Option Exercises and Holdings" below.

 (2) Adjusted for three-for-two stock split which occurred in January 1997.

 (3) At December 31, 1996, Mr. Sternlicht had restricted stock awards of 45,000 Paired Shares (after giving effect to the three-for-two stock split in January 1997) with a value of $1,653,750. Mr. Sternlicht's restricted stock awards are in the form of two warrants to purchase 22,500 Paired Shares each at an exercise price of $0.67 per Paired Share (after giving effect to the three-for-two stock split in January 1997). One warrant was exercisable immediately (the "1996 Warrant") and one became exercisable on January 1, 1997 (the "1997 Warrant"). Any Paired Shares purchased upon exercise of such a warrant will vest ratably over the balance of the year in which the warrant first became exercisable, to the extent Mr. Sternlicht has not theretofore resigned or been discharged for "cause." Exercise of the 1997 Warrant is also subject to the condition that Mr. Sternlicht not have previously resigned or been discharged for "cause." All Paired Shares purchased upon exercise of either the 1996 Warrant or the 1997 Warrant are non-transferable prior to February 21, 1998. Dividends will be paid with respect to the Paired Shares but not the warrants subject to such restricted stock awards. Mr. Sternlicht also has an economic interest in the restricted stock award granted by the Trust to Starwood Capital. See "-- Compensation Committee Interlocks and Insider Participation."

 (4) Mr. Lapin resigned as an officer of the Trust in June 1996.

 (5) Amount shown reflects cash paid for severance.

 (6) Adjusted for one-for-six reverse stock split which occurred in June 1995.

 (7) At December 31, 1996, Mr. Brown had a restricted stock award of 22,500 Paired Shares (after giving effect to the three-for-two stock split in January 1997), with a value of $826,875. Such restricted stock award vests as to one-third of such amount on August 12, 1997, as to an additional one-third of such amount on August 12, 1998, and as to the remaining amount on August 12, 1999. Dividends will be paid with respect to the Paired Shares subject to such restricted stock award.

 (8) Amount shown reflects $163,963 for taxable relocation reimbursement and $23,550 for dividends on restricted Paired Shares which were not vested at December 31, 1996.

 (9) Mr. Goldman became an officer of the Trust in September 1996. Prior to September 1996, Mr. Goldman was an officer of the Corporation. During 1996, the Corporation paid Mr. Goldman $131,250 in salary, a bonus of $25,000 and $24,500 for dividends on restricted Paired Shares which were not vested at December 31, 1996.

(10) At December 31, 1996, Mr. Goldman had a restricted stock award of 37,500 Paired Shares (after giving effect to the three-for-two stock split in January 1997), with a value of $1,378,125. Such restricted stock award vests as to one-third of such amount on August 12, 1997 as to an additional one-third of such amount on August 12, 1998, and as to the remaining amount on August 12, 1999. Dividends will be paid with respect to the Paired Shares subject to such restricted stock award.

(11) Amount shown reflects $44,112 for taxable relocation reimbursement and $14,750 for dividends on restricted Paired Shares which were not vested at December 31, 1996.

THE CORPORATION

     The following table provides certain summary information concerning the compensation paid for the fiscal years ended December 31, 1996, 1995 and 1994, to the Corporation's Chief Executive Officer and each other executive officer of the Corporation whose total compensation for 1996 exceeded $100,000 for services rendered in all capacities to the Corporation.

                           SUMMARY COMPENSATION TABLE

                                                                                              LONG-TERM
                                     ANNUAL COMPENSATION                                     COMPENSATION
                                                                               ----------------------------------------
                                    ---------------------      RESTRICTED      SECURITIES UNDERLYING
                            YEAR    SALARY($)    BONUS($)    STOCK AWARD($)    OPTIONS/SARs(#)(1)(2)    COMPENSATION($)
                            -----   ---------    --------    --------------    ---------------------    ---------------
Eric A. Danziger(3).......   1996    175,711     150,000        2,371,954(4)          300,000               306,212(5)
  President and Chief
  Executive Officer
Theodore W. Darnall(6)....   1996    191,790     137,500        1,033,946(7)          150,000                89,154(8)
  Executive Vice President
  and Chief Operating
  Officer
Steven R. Goldman(9)......   1996    131,250      25,000                                                     24,500(10)
  Senior Vice President      1995    114,583      75,000                               69,000                19,800(11)
Alan M. Schnaid(12).......   1996     85,228      22,500                                9,750                69,918(13)
  Vice President             1995     55,000       8,500                                6,750
                                    ---------
                             1994     18,205       2,000
                                    ---------

---------------
 (1) For information with respect to these options, see "Options Exercises and Holdings" below.

 (2) Adjusted for three-for-two stock split which occurred January 1997.

 (3) Mr. Danziger became an officer of the Corporation in July 1996.

 (4) At December 31, 1996, Mr. Danziger had a restricted stock award of 100,222 Paired Shares (after giving effect to the three-for-two stock split in January 1997), with a value of $3,683,158. Such restricted stock award vests as to one-third of such amount on July 8, 1997, as to an additional one-third of such amount on July 8, 1998, and as to the remaining amount on July 8, 1999. Dividends will be paid with respect to the Paired Shares subject to such restricted stock award.

 (5) Amount shown reflects $201,312 for taxable relocation reimbursement and $104,900 for dividends on restricted Paired Shares which were not vested at December 31, 1996.

 (6) Mr. Darnall became an officer of the Corporation in April 1996.

 (7) At December 31, 1996, Mr. Darnall had a restricted stock award of 45,283 Paired Shares (after giving effect to the three-for-two stock split in January 1997), with a value of $1,664,150. Such restricted stock award vests as to one-third of such amount on May 9, 1997, as to an additional one-third of such amount on May 9, 1998, and as to the remaining amount on May 9, 1999. Dividends will be paid with respect to the Paired Shares subject to such restricted stock award.

 (8) Amount shown reflects $41,758 for taxable relocation reimbursement and $47,396 for dividends on restricted Paired Shares which were not vested at December 31, 1996.

 (9) Mr. Goldman resigned as an officer of the Corporation in September 1996, at which time he became an officer of the Trust. During 1996, the Trust paid Mr. Goldman $43,750 in salary, a bonus of $75,000, $14,750 for dividends on restricted Paired Shares which were not vested at December 31, 1996, and $44,112 for taxable relocation reimbursement.

(10) Amount shown reflects $24,500 for dividends on restricted Paired Shares which were not vested at December 31, 1996.

(11) Amount shown reflects cash paid by the Corporation for housing allowance.

(12) Mr. Schnaid joined the Corporation in August 1994.

(13) Amount shown reflects $46,635 for relocation allowance and $23,303 for taxable relocation reimbursement.

OPTION GRANTS

     The following table shows, as to each executive officer of the Trust and the Corporation named in the Summary Compensation Tables above, information concerning the options granted to that officer during the year ended December 31, 1996.

                     OPTION/SAR GRANTS IN LAST FISCAL YEAR

                               INDIVIDUAL GRANTS

                                                                                              POTENTIAL REALIZABLE
                                                                                                     VALUE
                                            % OF TOTAL                                      AT ASSUMED ANNUAL RATES
                          NUMBER OF          OPTIONS/                                            OF STOCK PRICE
                          SECURITIES      SARS GRANTED TO                                         APPRECIATION
                          UNDERLYING       EMPLOYEES IN                                         FOR OPTION TERM
                           OPTIONS/         LAST FISCAL    EXERCISE PRICE                   ------------------------
        NAME          SARS GRANTED(#)(1)       YEAR          ($/SH)(2)     EXPIRATION DATE     5%($)       10%($)
--------------------- ------------------  ---------------  --------------  ---------------- -----------  -----------
Barry S.
  Sternlicht.........       120,000(3)          4.25            22.00        April 30, 2006   1,522,843    3,786,484
                              9,000(4)          0.32            24.25         June 30, 2006     128,712      321,561
                            975,000(5)          34.5            23.92       August 12, 2006  13,965,995   35,008,635
                            450,000(6)          15.9            23.92       August 12, 2006   6,445,844   16,157,832
Ronald C. Brown......        48,000(3)          1.70            22.00        April 30, 2006     609,137    1,514,594
                             37,500(6)          1.33            23.92       August 12, 2006     537,154    1,346,486
Steven R. Goldman....        52,500(3)          1.86            22.00        April 30, 2006     666,244    1,656,587
                             37,500(6)          1.33            23.92       August 12, 2006     537,154    1,346,486
Eric A. Danziger.....       187,500(7)          6.64            24.50         June 27, 2006   2,706,211    6,759,347
                            112,500(6)          3.98            23.92       August 12, 2006   1,611,461    4,039,458
Theodore W.
  Darnall............        75,000(8)          2.66            22.08        April 26, 2006     953,972    2,371,272
                             75,000(6)          2.66            23.92       August 12, 2006   1,074,307    2,692,972
Alan M. Schnaid......         9,750(9)          0.35            22.00        April 30, 2006     123,731      307,652
Jeffrey C. Lapin.....         7,500(10)         0.27            25.58         June 14, 2006     112,504      280,719

---------------
 (1) Adjusted for three-for-two stock split which occurred in January 1997.

 (2) The per Paired Share exercise prices are equal to the fair market value of a Paired Share on the date the option as adjusted for a three-for-two stock split which occurred in January 1997.

 (3) Options will become exercisable as to one-third of the amount granted on April 30, 1997, as to an additional one-third of the amount granted on April 30, 1998 and as to the remaining amount granted on April 30, 1999. Performance Awards were also granted to Messrs. Brown and Goldman relating to the Paired Shares subject to these Paired Options. Such Performance Awards provide for cash payments equal to the dividends and distributions on such number of Paired Shares subject to the Paired Options during the period commencing August 12, 1996, and ending on the later of the exercise of the related Paired Option and August 12, 2001, conditioned upon the satisfaction of certain performance measures.

 (4) Options were immediately exercisable.

 (5) Options will become exercisable as to one-third of the amount granted on August 12, 1997, as to an additional one-third of the amount granted on August 12, 1998, and as to the remaining amount granted on August 12, 1999. Performance Awards were also granted relating to the Paired Shares subject to these Paired Options. Such Performance Awards provide for cash payments equal to the dividends and distributions on such number of Paired Shares subject to the Paired Options during the period commencing August 12, 1996, and ending on the later of the exercise of the related Paired Option and August 12, 2001, conditioned upon the satisfaction of certain performance measures

 (6) Options will become exercisable over five years as follows: as to one-fourth of the amount on August 12, 1998, as to an additional one-fourth of the amount on each of August 12, 1999, and August 12, 2000, and as to the remaining amount on August 12, 2001. Performance Awards were also granted relating to the Paired Shares subject to these Paired Options. Such Performance Awards provide for cash payments equal to the dividends and distributions on such number of Paired Shares subject to the Paired Options during the period commencing August 12, 1996, and ending on the later of the exercise of the related Paired Option and August 12, 2001, conditioned upon the satisfaction of certain performance measures.

 (7) Options will become exercisable as to one-third of the amount granted on June 27, 1997, as to an additional one-third of the amount granted on June 27, 1998, and as to the remaining amount granted on June 27, 1999. Performance Awards were also granted relating to the Paired Shares subject to these Paired Options. Such Performance Awards provide for cash payments equal to the dividends and distributions on such number of Paired Shares subject to the Paired Options during the period commencing August 12, 1996, and ending on the later of the exercise of the related Paired Option and August 12, 2001, conditioned upon the satisfaction of certain performance measures.

 (8) Options will become exercisable as to one-third of the amount granted on April 26, 1997, as to an additional one-third of the amount granted on April 26, 1998, and as to the remaining amount granted on April 26, 1999. Performance Awards were also granted relating to the Paired Shares subject to these Paired Options. Such Performance Awards provide for cash payments equal to the dividends and distributions on such number of Paired Shares subject to the Paired Options during the period commencing August 12, 1996, and ending on the later of the exercise of the related Paired Option and August 12, 2001, conditioned upon the satisfaction of certain performance measures.

 (9) Options will become exercisable as to one-third of the amount granted on April 30, 1997, as to an additional one-third of the amount granted on April 30, 1998, and as to the remaining amount granted on April 30, 1999.

(10) Two-thirds of the amount granted were exercisable upon granting and the remaining amount became exercisable on January 31, 1997.

OPTION EXERCISES AND HOLDINGS

     The following table provides information with respect to the options held as of December 31, 1996, by the executive officers of the Trust and the executive officers of the Corporation named in the Summary Compensation Tables above.

                    AGGREGATED OPTION/SAR EXERCISED IN 1996
                      AND DECEMBER 31, 1996, OPTION VALUES

                                                                     NUMBER OF SHARES          VALUE OF THE UNEXERCISED
                                                                  UNDERLYING UNEXERCISED             IN-THE-MONEY
                                                                  OPTIONS/SARS AT FISCAL             OPTIONS/SARS
                                                                      YEAR-END(#)(1)           AT FISCAL YEAR-END($)(2)
                            SHARES ACQUIRED    VALUE REALIZED   ---------------------------   ---------------------------
          NAME             ON EXERCISE(#)(1)        ($)         EXERCISABLE   UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
-------------------------  -----------------   --------------   -----------   -------------   -----------   -------------
Barry S. Sternlicht......                                         223,500       1,956,000      4,668,387      28,526,769
Jeffrey C. Lapin.........        31,707            610,003         35,960          46,833        689,826       1,053,198
Ronald C. Brown..........                                          27,499         140,500        559,075       2,292,853
Steven R. Goldman........                                          28,999         130,000        616,154       2,090,181
Eric A. Danziger.........                                               0         300,000              0       3,689,588
Theodore W. Darnall......                                               0         150,000              0       2,037,000
Alan M. Schnaid..........         2,250             33,188              0          14,250              0         237,767

---------------
(1) Adjusted for three-for-two stock split which occurred in January 1997.

(2) Value is defined as the market price of the Paired Shares at December 31, 1996, less the exercise price of the option. The average of the high and low market prices of the Paired Shares at December 31, 1996, was $36.58 as adjusted for a three-for-two stock split which occurred in January 1997.

COMPENSATION OF TRUSTEES AND DIRECTORS

     Each Trustee or Director who is not also an employee of the Trust or the Corporation, respectively, is entitled to annual trustee's fees of $25,000 per annum (the "Annual Fee") and is reimbursed for any out-of-pocket expenses incurred in attending meetings of the Board of Trustees or the Board of Directors. Commencing January 1, 1997, at least 50% of the Annual Fee will be payable in Paired Shares (or a greater percentage at the election of the Trustee or Director). On June 30, 1996, each non-employee Trustee and Director received a Paired Option to purchase 9,000 Paired Shares at an exercise price of $24.25 per Paired Share (the fair market value of a Paired Share on that date, after giving effect to the three-for-two stock split in January 1997). On June 30 of each year, commencing June 30, 1997, each non-employee Trustee or Director will also receive a Paired Option to purchase 4,500 Paired Shares at an exercise price per Paired Share equal to fair market value on the date of grant. The Chairman of each Board receives an additional fee of $2,500 per year. In addition, each non-employee Trustee or Director receives a fee of $750 for each meeting in which he participates (or, in the case of telephonic meetings, $500) and a fee of $500 for each committee meeting in which he participates ($1,000 per meeting for committee chairmen).

EMPLOYMENT AND COMPENSATION AGREEMENTS WITH EXECUTIVE OFFICERS

     Eric A. Danziger and the Corporation entered into an agreement dated as of June 27, 1996, pursuant to which Mr. Danziger was employed as President and Chief Executive Officer of the Corporation at an annual salary of $365,000 and was guaranteed a minimum bonus of $150,000 for 1996. Mr. Danziger also received a Paired Option to purchase 187,500 Paired Shares exercisable at $24.50 per Paired Share (after giving effect to the three-for-two stock split in January 1997) (the fair market value on the date of grant), which vests in three equal annual increments from the date of grant and a Restricted Stock Award of 100,222 Paired Shares (after giving effect to the three-for-two stock split in January 1997) which also vests in three equal annual increments. Mr. Danziger also received relocation expenses in connection with moving his residence from Dallas, Texas to Phoenix, Arizona, and in connection therewith also received a one-year non-interest bearing loan from the Corporation for $150,000 secured by a second mortgage on his new residence in Phoenix,

Arizona. Mr. Danziger's employment is terminable by the Corporation or Mr. Danziger with or without cause. In the event his employment is terminated by the Corporation without cause or by Mr. Danziger in the event the Corporation assigns to him duties inappropriate for his position or reduces his responsibilities, then Mr. Danziger is entitled to a severance package of one year's base salary, the immediate vesting of all outstanding Paired Options and Paired Shares subject to Restricted Stock Awards and company-paid medical benefits for 12 months.

     Theodore W. Darnall and the Corporation entered into an employment agreement dated as of April 19, 1996, pursuant to which Mr. Darnall was employed as Executive Vice President and Chief Operating Officer of the Corporation at an annual salary of $275,000 and was guaranteed a minimum bonus of $137,500 for 1996. Mr. Darnall also received a Paired Option to purchase 75,000 Paired Shares exercisable at $22.08 per Paired Share (after giving effect to the three-for-two stock split in January 1997) (the fair market value on the date of grant), which vests in three equal annual increments from the date of grant and a Restricted Stock Award of 45,284 Paired Shares (after giving effect to the three-for-two stock split in January 1997) which also vests in three equal annual increments. Mr. Darnall also received relocation expenses in connection with moving his residence from Pittsburgh, Pennsylvania to Phoenix, Arizona, and in connection therewith received a non-interest bearing bridge loan of $250,000 secured by a second mortgage on his new residence in Phoenix, Arizona. The bridge loan will mature as to $100,000 upon the sale of Mr. Darnall's home in Pittsburgh, and the balance upon termination of his employment with the Corporation. Mr. Darnall's employment is terminable by the Corporation with or without cause. In the event his employment is terminated by the Corporation without cause or by Mr. Darnall due to breach by the Corporation, then Mr. Darnall is entitled to a severance package of one year's base salary, the immediate vesting of all outstanding Paired Options and Paired Shares subject to Restricted Stock Awards and company-paid medical benefits for 12 months.

     In addition, Steven R. Goldman and Ronald C. Brown each entered into employment agreements with the Trust each dated as of February 4, 1997, at an annual salary of $200,000 each. Each such agreement is terminable at will, and if terminated by the Trust without cause or by the executive for breach by the Trust, entitles the executive to a severance package of one year's base salary and the immediate vesting of all outstanding Paired Options and Paired Shares subject to Restricted Stock Awards and medical benefits at the Trust's expense for 12 months.

     The Trust had an employment agreement with Mr. Lapin which provided that he would receive an annual salary in 1996 of $225,000. Mr. Lapin's employment agreement was terminated in connection with the Separation Agreement referenced below. Under the terms of his employment agreement Mr. Lapin was entitled to an annual bonus of not less than $75,000 and was granted Paired Options to purchase 62,500 Paired Shares at an exercise price equal to $11.00 per Paired Share (after giving effect to the three-for-two stock split in January 1997) (the fair market value of a Paired Share on the date of grant) which would vest at a rate no longer than the most rapid rate of vesting of Paired Options granted to any other executive during the term of his employment agreement. Mr. Lapin also was eligible to participate in all employee benefit plans and fringe benefits, if any, the Trust made available to its other executive officers. Mr. Lapin could terminate his employment for "Good Reason" as defined in his employment agreement including an assignment of duties inconsistent with his position, a substantial alteration of his responsibilities, a breach of the agreement by the Trust, removal from office without cause (as defined), relocation of the Trust's principal executive offices, a change in the composition of 51% of the Trustees, a decision by the Board of Trustees that the Trust shall merge, sell or dispose of all or substantially all of its assets, dissolve or liquidate, or the failure of Mr. Lapin to be a member of the Board of Trustees other than for cause (as defined). If Mr. Lapin so terminated his employment, he was entitled to receive a lump sum payment equal to the base salary and bonuses that would have been payable had he continued to be employed for the remainder of the term of the employment agreement, and all fringe benefits to which he would have been entitled through the remainder of the term of the employment agreement (other than Paired Options or stock loans not granted prior to the date of termination).

     Pursuant to Mr. Lapin's employment agreement, the Trust loaned $250,000 to Mr. Lapin in 1995. The loan has a term of 10 years, bears interest at the lowest applicable rate prescribed by section 1274(d) of the Code and is unsecured. Mr. Lapin will have the right at any time to repay up to 50% of the loan (plus 50% of accrued interest and any collection costs) by delivering Paired Shares for credit at the rate of $7.67 per Paired

Share (after giving effect to the three-for-two stock split in January 1997) (which is one-half of the price to the public per Paired Share in the June 1995 public offering of Paired Shares by the Trust and the Corporation).

     The Trust entered into a Separation Agreement dated as of June 18, 1996 (the "Separation Agreement") with Mr. Lapin in connection with his resignation as President and Chief Operating Officer of the Trust. The Trust agreed to conditionally forgive, after one year, $150,000 of the $250,000 loan from the Trust described above. The Trust also agreed to immediately vest, in part, the Paired Options held by Mr. Lapin and to grant him an additional Paired Option to purchase 7,500 Paired Shares exercisable at $25.25 (after giving effect to the three-for-two stock split in January 1997), which vested as to two-thirds of such amount on his termination date and as to the remaining amount on January 31, 1997, and upon exercise of the Paired Options, to pay to Mr. Lapin the difference between $11.00 (after giving effect to the three-for-two stock split in January, 1997) and the lower of the exercise price and the then market value of a Paired Share. All Paired Options held by Mr. Lapin were amended to the extent required to permit them to be exercised for their full maximum term. Mr. Lapin agreed to render consulting services for 18 months for which he will be paid $235,000, and the Trust also agreed to pay Mr. Lapin a fee of up to $250,000 in connection with the sale within 18 months of the King 8 owned by the Trust in Las Vegas, Nevada. The Trust paid a fee of $250,000 to Mr. Lapin in connection with the sale of that property. Mr. Lapin agreed that for 3 years he would not participate or be involved with others in any tender or exchange offer, proxy contest or solicitation or purchase or be part of a group which purchases in excess of 4.9% of the outstanding Paired Shares.

                             COMPENSATION COMMITTEE
                      INTERLOCKS AND INSIDER PARTICIPATION

     During 1996 and early 1997, the Compensation Committee of the Trust (the "Trust Compensation Committee") was comprised of Messrs. Sternlicht, Grose and Simms. Based on informal discussions, the Trust Compensation Committee made recommendations to the Trust's Board of Trustees regarding the compensation of the Trust's executive officers (other than with respect to Mr. Sternlicht, as to which Messrs. Sternlicht and Grose recused themselves). Based in part on the recommendations of the Trust Compensation Committee, the Board of Trustees of the Trust made decisions with respect to the compensation of the Trust's executive officers. Messrs. Sternlicht and Goldman, who are executive officers of the Trust and members of the Board of Trustees of the Trust, did not participate in the discussion or voting at the meetings related to their own compensation. Mr. Grose did not participate in the discussion or voting at the meeting relating to Mr. Sternlicht's compensation.

     During 1996 and early 1997, the Compensation Committee of the Board of Directors and Management Committee (the "Corporation Compensation Committee") was made up of Messrs. Sternlicht, Jones and Chapus. The Corporation Compensation Committee met informally during 1996 and early 1997 to discuss the compensation of the Corporation's executive officers. Based in part on the recommendations of the Corporation Compensation Committee, the Board of Directors and the Management Committee made decisions with respect to the compensation of the Corporation's executive officers. Mr. Danzinger did not participate in the discussion or voting at the meeting relating to his own compensation.

     In connection with the acquisition of the Institutional Portfolio in August 1996, the Trust granted Starwood Capital a one-time Restricted Stock Award of 250,870 Paired Shares (after giving effect to the three-for-two stock split in January 1997).

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

CERTAIN BENEFICIAL OWNERS

     To the knowledge of the Trust and the Corporation, no person owns beneficially 5% or more of the Paired Shares, except as follows:

                         NAME AND ADDRESS                             AMOUNT           PERCENT OF
                       OF BENEFICIAL OWNER                      BENEFICIALLY OWNED      CLASS(1)
    ----------------------------------------------------------  ------------------     ----------

    FMR Corp. ................................................       4,796,483(2)         11.2(2)%
    82 Devonshire Street Boston, MA 02109
    Starwood Capital Group, L.L.C.,
    its affiliated entities and
    Barry S. Sternlicht.......................................       3,736,998(3)         8.0%(3)
    Three Pickwick Plaza, Suite 250 Greenwich, CT 06830

    Prudential Real Estate Investors..........................       3,736,998(4)         8.0%(4)
    8 Campus Drive, 4th Floor Parsippany, NJ 07054

    Ziff Investment Management, L.L.C.,
    Ziff Investors Partnership, L.P. II,
    their affiliated entities and Daniel Stern................       2,302,819(5)         5.4%
    153 East 53rd Street, 43rd Floor New York, NY 10022

---------------
(1) Based on the number of Paired Shares outstanding on February 28, 1997.

(2) Based on information contained in Schedule 13F-E dated February 11, 1997, and after giving effect to the three-for-two stock split in January 1997, FMR Corp. holds 4,796,483 Paired Shares on behalf of various distinct entities. Based on additional information provided to Starwood Lodging, no one of such entities, directly or by attribution, holds in excess of 8.0% of the outstanding Paired Shares.

(3) Based on information in Amendment No. 2 to Schedule 13D dated December 31, 1996, filed by Starwood Capital, Starwood Capital Group, L.L.C., Barry S. Sternlicht and the following Starwood Partners; BSS Capital Partners, L.P., Sternlicht Holdings II, Inc., Harveywood Hotel Investors, L.P., Starwood Hotel Investors II-L.P., Firebird Consolidated Partners, L.P., and Starwood Opportunity Fund II, L.P., ("SOFI-II"). After giving effect to the three-for-two stock split in January 1997, Mr. Sternlicht has sole power to vote and dispose of 45,000 Paired Shares beneficially owned by him. After giving effect to the three-for-two stock split in January 1997 SOFI-II owns 74,899 Paired Shares beneficially; SOFI-II and Mr. Sternlicht have the power to vote and dispose of the Paired Shares owned by SOFI-II. After giving effect to the three-for-two stock split in January 1997, Starwood Capital Group, L.L.C., beneficially owns 225,783 Paired Shares subject to a Restricted Stock Award; Starwood Capital Group, L.L.C., and Mr. Sternlicht have the power to vote and dispose of the Paired Shares owned by Starwood Capital Group L.L.C., After giving effect to the three-for-two stock split in January 1997, Mr. Sternlicht holds, directly or through trusts created by him for the benefit of members of his family, units in the Realty Partnership and the Operating Partnership which are, subject to the 8.0% Paired Share ownership limit, exchangeable for an aggregate of 508,120 Paired Shares. After giving effect to the three-for-two stock split in January 1997, Starwood Partners hold units in the Realty Partnership and the Operating Partnership which are, subject to the 8.0% Paired Share ownership limit, exchangeable for an aggregate of 3,102,492 Paired Shares. After giving effect to the three-for-two stock split in January 1997, Mr. Sternlicht also beneficially owns 22,500 Paired Shares which are subject to the terms of a Restricted Stock Award in the form of a warrant that he exercised in February 1996, and which may not be transferred prior to February 1998, an additional 22,500 Paired Shares which are subject to the terms of Restricted Stock Award in the form of a warrant that became exercisable on January 1, 1997, and which may not be transferred prior to February 1998 and 263,499 Paired Shares subject to presently exercisable

Paired Options. Such Amendment No. 2 to Schedule 13D reports that because of the 8.0% ownership limit, the Starwood Partners cannot beneficially own more than 8.0% of the outstanding Paired Shares. The amount beneficially owned and the percent of class calculated assumes that Starwood Capital Group, L.L.C., its affiliated entities and Barry Sternlicht exchange units for Paired Shares to the maximum extent permitted within the ownership limit provisions; provided, however, that prior to receipt of any required Gaming Approval, Starwood Capital's ownership of Paired Shares may not exceed 4.9% of the outstanding Paired Shares.

(4) Based on information in Schedule 13D dated February 14, 1997, filed by Prudential Insurance Company of America ("Prudential"), Prudential has sole voting and dispositive power over 2,775,000 Paired Shares beneficially owned by Prudential on behalf of Prudential Property Investment Separate Account II ("PRISA II") and sole voting and dispositive power over 4,500 Paired Shares beneficially owned by Prudential on behalf of Prudential Diversified Investment Strategies. Prudential also has sole voting and dispositive power over units in the Realty Partnership and the Operating Partnership beneficially owned by Prudential on behalf of PRISA II which are, subject to the 8.0% Paired Share ownership limit, exchangeable for an aggregate of 1,754,037 Paired Shares.

(5) Based on information in Schedule 13D, dated January 10, 1997, filed by Ziff Investment Management, L.L.C. ("ZIM"), and Ziff Investors Partnership, L.P. II ("ZIPII"), and after giving effect to the three-for-two stock split in January 1997, 25,087 Paired Shares are held by SIV Holdings, L.L.C. ("SIV"), a Delaware limited liability company owned by ZIPII and ZIM. SIV has sole voting and dispositive power with respect to these Paired Shares. After giving effect to the three-for-two stock split in January 1997, ZIPII holds units in the Realty Partnership and the Operating Partnership which are exchangeable for an aggregate of 2,259,732 Paired Shares. Such Schedule 13D reports that DHS Holdings L.L.C. ("DHS"), investment general partner of ZIPII, may be deemed to control ZIPII, and that Daniel Stern, a trustee of Starwood Lodging Trust, is the majority owner of DHS. After giving effect to the three-for-two stock split in January 1997, Mr. Stern beneficially owns 18,000 Paired Shares subject to presently exercisable Paired Options.

TRUSTEES AND OFFICERS OF THE TRUST

     The following table sets forth the beneficial ownership of the Paired Shares as of February 28, 1997, after giving effect to the three-for-two stock split in January 1997, by each Trustee and each executive officer of the Trust named in the Summary Cash Compensation Table included in Item 11 hereof who owns Paired Shares and by all Trustees and executive officers of the Trust as a group. Except as otherwise provided below, each beneficial owner has sole voting and investment power with respect to all Paired Shares beneficially owned.

                                                                 AMOUNT
                                                               BENEFICIALLY        PERCENT OF
                    NAME OF BENEFICIAL OWNER                      OWNED             CLASS(1)
    ---------------------------------------------------------  -----------         ----------
    Ronald C. Brown..........................................       67,499(2)           (3)
    Bruce W. Duncan..........................................       23,499(4)           (3)
    Steven R. Goldman........................................      109,615(5)           (3)
    Madison F. Grose.........................................       97,104(6)           (3)
    Jeffrey C. Lapin.........................................       52,290(7)           (3)
    Gary M. Mendell..........................................      635,612(8)          1.5%
    Roger S. Pratt...........................................    3,736,998(9)          8.0%
    Stephen R. Quazzo........................................       19,447(10)          (3)
    William E. Simms.........................................        9,000(11)          (3)
    Daniel H. Stern..........................................    2,302,819(12)         5.4%
    Barry S. Sternlicht......................................    3,736,998(13)         8.0%
    All Trustees and officers as a group.....................   10,790,881(14)        21.4%

---------------
 (1) Based on the number of Paired Shares outstanding on February 28, 1997, including the exchange of units for Paired Shares as discussed in Notes (9) and (13) below.

 (2) Includes 22,500 Paired Shares subject to a Restricted Stock Award and 43,499 Paired Shares subject to presently exercisable options.

 (3) Less than 1%.

 (4) Includes 18,000 Paired Shares subject to presently exercisable options.

 (5) Includes 37,500 Paired Shares subject to a Restricted Stock Award and 46,499 Paired Shares subject to presently exercisable options and units in the Realty Partnership and the Operating Partnership which are exchangeable for 22,616 Paired Shares.

 (6) Includes 50,500 Paired Shares subject to presently exercisable options and units in the Realty Partnership and the Operating Partnership which are exchangeable for 43,004 Paired Shares. Does not include units in the Realty Partnership and Operating Partnership exchangeable for 27,726 Paired Shares, which are owned by a irrevocable trust for the benefit of members of Mr. Grose's family.

 (7) Includes 49,041 Paired Shares subject to presently exercisable options and 3,249 Paired Shares owned in a pension plan of which Mr. Lapin is sole trustee and beneficiary. Mr. Lapin's business address is 8439 Sunset Boulevard, West Hollywood, California 90069.

 (8) Includes 36,078 units in the Realty Partnership and the Operating Partnership held by Mr. Mendell directly and 505,778 units in the Realty Partnership and the Operating Partnership held by a trust of which Mr. Mendell is settlor and over which he exercises some investment control, and 93,756 units of SLC Operating Limited Partnership, all of which are exchangeable for Paired Shares.

 (9) See Note (4) under "Certain Beneficial Owners" above. Includes 2,775,000 Paired Shares and units in the Realty Partnership and the Operating Partnership which are held by Prudential on behalf of PRISA II and which are, subject to the 8.0% Paired Shares ownership limit, exchangeable for 1,754,037 Paired Shares. By virtue of his investment control over PRISA II, Mr. Pratt has an indirect pecuniary interest in these units and Paired Shares. The amount beneficially owned and the percent of class calculated assumes Mr. Pratt exchanges units for Paired Shares to the maximum extent permitted within the ownership limit provision.

(10) Includes 18,000 Paired Shares subject to presently exercisable options and 397 Paired Shares owned by Mr. Quazzo's wife.

(11) Includes 9,000 Paired Shares subject to presently exercisable options.

(12) See Note (5) under "Certain Beneficial Owners" above. Includes 18,000 Paired Shares subject to presently exercisable options and 25,087 Paired Shares indirectly beneficially owned by Ziff Investors Partnership L.P. II ("ZIPII"), one of whose general partners, DHS Holdings, L.L.C., is controlled by Mr. Stern. By virtue of his control of ZIPII, Mr. Stern also has an indirect pecuniary interest in units in the Realty Partnership and the Operating Partnership which are exchangeable for 2,259,732 Paired Shares.

(13) See Note (3) under "Certain Beneficial Owners" above. Includes 263,499 Paired Shares subject to presently exercisable options and units in the Realty Partnership and the Operating Partnership which are, subject to the 8.0% Paired Share ownership limit, exchangeable for 3,610,612 Paired Shares. The amount beneficially owned and the percent of class calculated assumes that Mr. Sternlicht exchanges units for Paired Shares to the maximum extent permitted within the ownership limit provision. By virtue of his service as both a Trustee of the Trust and a Director of the Corporation, Mr. Sternlicht's Paired Options, Paired Shares and Realty and Operating Partnership Units are listed and totaled both here and below.

(14) Includes 516,037 Paired Shares that may be acquired upon the exercise of presently exercisable options, and 8,325,613 Paired Shares issuable upon exchange of units of the Realty Partnership and the Operating Partnership, subject to the 8.0% Paired Share ownership limit (see Notes (9) and (13) above).

DIRECTORS AND OFFICERS OF THE CORPORATION.

     The following table sets forth the beneficial ownership of Paired Shares as of February 28, 1997, after giving effect to the three-for-two stock split in January 1997, by each Director and each executive officer of the Corporation named in the Summary Cash Compensation Table included in Item 11 hereof who owns Paired Shares and by all Directors and executive officers of the Corporation as a group. Except as otherwise provided below, each beneficial owner has sole voting and investment power with respect to all Paired Shares beneficially owned.

                             NAME OF                             NUMBER OF SHARES      PERCENT OF
                         BENEFICIAL OWNER                       BENEFICIALLY OWNED      CLASS(1)
    ----------------------------------------------------------  ------------------     ----------
    Jean-Marc Chapus..........................................          19,500(2)           (3)
    Eric A. Danziger..........................................         100,222(4)           (3)
    Theodore W. Darnall.......................................          71,782(5)           (3)
    Jonathan D. Eilian........................................          53,500(6)           (3)
    Bruce M. Ford.............................................          19,832(7)           (3)
    Graeme W. Henderson.......................................          20,232(8)           (3)
    Earle F. Jones............................................          26,998(9)           (3)
    Michael A. Leven..........................................          18,000(10)          (3)
    Alan M. Schnaid...........................................           3,249(11)          (3)
    Barry S. Sternlicht.......................................       3,736,998(12)         8.0%
    Daniel W. Yih.............................................          21,111(13)          (3)
    All Directors and officers as a group.....................       4,091,424(14)         8.8%

---------------

 (1) Based on the number of Paired Shares outstanding on February 28, 1997, including the exchange of units as described in Note (12) below.

 (2) Includes 18,000 Paired Shares subject to presently exercisable options.

 (3) Less than 1%.

 (4) Includes 100,222 Paired Shares subject to a Restricted Stock Award.

 (5) Includes 45,283 Paired Shares subject to a Restricted Stock Award and 24,999 Paired Shares subject to presently exercisable options.

 (6) Includes 50,500 Paired Shares subject to presently exercisable options.

 (7) Includes 18,000 Paired Shares subject to presently exercisable options and 85 Paired Shares owned by Mr. Ford's wife.

 (8) Includes 18,000 Paired Shares subject to presently exercisable options.

 (9) Includes 18,000 Paired Shares subject to presently exercisable options.

(10) Includes 18,000 Paired Shares subject to presently exercisable options.

(11) Includes 3,249 Paired Shares subject to presently exercisable options.

(12) See Note (3) under "Certain Beneficial Owners" above. Includes 263,499 Paired Shares subject to presently exercisable options and units in the Realty Partnership and the Operating Partnership which are, subject to the 8.0% Paired Share ownership limit, exchangeable for 3,610,612 Paired Shares. The amount beneficially owned and the percent of class calculated assumes that Mr. Sternlicht exchanges units for Paired Shares to the maximum extent permitted within the ownership limit provision. By virtue of his service as both a Trustee of the Trust and a Director of the Corporation, Mr. Sternlicht's Paired Options, Paired Shares and Realty and Operating Partnership Units are listed and totaled both here and above.

(13) Includes 18,000 Paired Shares subject to presently exercisable options.

(14) Includes 450,248 Paired Shares that may be acquired upon the exercise of presently exercisable options, and 3,610,612 Paired Shares issuable upon exchange of units of the Realty Partnership and the Operating Partnership, subject to the 8.0% Paired Share ownership limit (see Note (12) above).

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

     To Starwood Lodging's knowledge, based solely on a review of the copies of such reports furnished to Starwood Lodging and written representations that no other reports were required, during the fiscal year ended December 31, 1996, all
Section 16(a) filing requirements applicable to its Trustees, Directors, officers and greater than ten percent beneficial owners were complied with; except that one report that should have been filed on Form 4, covering one transaction involving the transfer of Paired Shares to a trust, was filed instead on a timely Form 5 by Mr. Duncan, a Trustee of the Trust.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

1995 REORGANIZATION

     Pursuant to the Reorganization, the Starwood Partners contributed certain assets to the Realty Partnership and the Operating Partnership effective as of January 1, 1995. The Reorganization was approved by the shareholders of the Trust and the stockholders of the Corporation at meetings held on December 15, 1994. The limited partnership interests of the Realty Partnership and the Operating Partnership held by Starwood Capital are exchangeable on a one-for-one basis for Paired Shares. See Item 1, "1995 Reorganization" and Item 12 "Security Ownership of Certain Beneficial Owners and Management" of this Joint Annual Report.

     Barry S. Sternlicht, the founder, President and Chief Executive Officer and General Manager of Starwood Capital is also the Chairman and Chief Executive Officer of the Trust and a Trustee of the Trust, is a member of the Management Committee of the Operating Partnership and has been elected as a Director of the Corporation to take office upon the receipt of any required Gaming Approval. In addition, Madison Grose, a Trustee of the Trust, is a Managing Director and the General Counsel of Starwood Capital and Jonathan Eilian, who is a member of the Management Committee of the Operating Partnership and has been elected as a Director of the Corporation to take office upon the receipt of any required Gaming Approval, is a founding member and Managing Director of Starwood Capital.

CERTAIN ARRANGEMENTS WITH STARWOOD CAPITAL

     Starwood Capital and Starwood Lodging have agreed that, subject to approval by the independent Trustees or Directors, as appropriate, Starwood Capital will be reimbursed for out-of-pocket cost and expenses for any services provided to Starwood Lodging. Starwood Capital will also be reimbursed for its internal cost (including allocation of overhead) for services provided to Starwood Lodging, provided that, where such costs are currently expensed by Starwood Lodging, such reimbursement may not exceed $250,000 for the twelve months ending June 30, 1996. In connection with the acquisition of the Institutional Portfolio in August 1996, the Trust granted Starwood Capital a one-time Restricted Stock Award of 250,870 Paired Shares (after giving effect to the three-for-two stock split in January 1997) (an approximate value of $6 million). During 1996, in addition to the one-time Restricted Stock Award, Starwood Lodging reimbursed Starwood Capital for $414,000 of internal costs, of which $226,000 related to 1995. Effective August 12, 1996, Starwood Lodging's reimbursement arrangement with Starwood Capital was changed so as to eliminate reimbursements for internal costs of Starwood Capital for any services of senior management of Starwood Capital (subject to the same annual limitation of $250,000 as set forth above for services of employees of Starwood Capital other than such senior management) and after one year, for any services of any employee of Starwood Capital.

     In connection with the Reorganization, Starwood Capital agreed (the "Starwood Capital Noncompete") that it would not compete within the United States directly or indirectly with SLT Realty Limited Partnership or SLC Operating Limited Partnership and would present to the Partnerships all acquisitions of (i) fee or ground interests or other equity interests in hotels in the United States and
(ii) debt interests in hotels in the United States where it is anticipated that the equity will be acquired by the debt holder within one year from the acquisition of such debt. During the term of the Starwood Noncompete, Starwood Capital was not to acquire any such interest. The term of the Starwood Noncompete is until the later of July 1998 or the time at which no officer, director, general partner or employee of Starwood Capital is on either the Board of Trustees of the Trust or the Board of Directors of the Corporation (subject to exception for certain reorganizations, mergers or other combination transactions with unaffiliated parties).

WESTIN AGREEMENT

     Starwood Capital owns an interest in the Westin Hotel Company and certain affiliates ("Westin"), which own equity interests in domestic and international hotels and which manage, franchise or represent hotels worldwide. The Trust and the Corporation have entered into an agreement with Westin pursuant to which Westin has agreed that during the period in which an officer, director, general partner or employee of Starwood Capital is on either the Board of Trustees or the Board of Directors, and Starwood Capital co-controls Westin, Westin will not acquire or seek to acquire United States hotel equity interests, other than certain specified acquisitions, including, without limitation, minority equity investments made in connection with Westin's acquisition of a management contract. The Trust and the Corporation have each recently waived the foregoing restriction to the extent applicable with respect to a hotel property in the U.S. Virgin Islands. The Trust and the Corporation have agreed that under certain circumstances if Westin is prohibited from consummating an opportunity which was not being independently pursued by the Trust and the Corporation prior to such prohibition, the Trust and the Corporation will not pursue such opportunity for 270 days after such prohibition. During 1996 Westin made an interest-free loan to the Company of $2.8 million to cover the costs associated with converting five hotels to Westins.

MANAGEMENT OBLIGATIONS OF WESTERN HOST

     In connection with the settlement of shareholder litigation, Messrs. Ronald
A. Young and John F. Rothman caused each of the Western Host Partnerships (other than Western Host Santa Maria Partners) to terminate management obligations with the Corporation's subsidiary, Western Host, Inc. ("Western Host"); with respect to that partnership's hotel, indemnified the Corporation and Western Host against all claims that might be made against Western Host in connection with its status as a general partner of Western Host Santa Maria Partners, Western Host Pasadena Partners and Western Host San Francisco Partners or in connection with any fact or circumstance occurring since January 1, 1993 with respect to any of the Western Host hotels, and delivered to the Corporation an irrevocable letter of credit in the amount of $800,000. Western Host agreed to accept the termination of its management obligations with respect to the Western Host hotels and has drawn on the letter of credit for the full $800,000. In addition, $120,000 of the management fees and all costs and amounts advanced to the partnerships which were payable to Western Host were paid in full settlement of such amounts due at December 31, 1993.

     Messrs. Young and Rothman also agreed to be responsible for a percentage of any retroactive adjustments in worker's compensation insurance premiums. Starwood Lodging paid $167,041 for retroactive worker's compensation insurance premiums and sought reimbursement from Messrs. Young and Rothman of their share of that amount (approximately an aggregate of $56,000). In October 1995, the Corporation commenced litigation against Messrs. Young and Rothman to collect such amounts (Starwood Lodging Corporation Corp. v. Ronald A. Young et al., San Diego Superior Court Case No. 693822). In April 1996, the Corporation settled such litigation and released Messrs. Young and Rothman and their respective affiliates with respect to premiums paid in 1995 in exchange for the payment of $40,655, including $5,000 in attorneys' fees.

ROSS AGREEMENT

     In November, 1994, Starwood Capital entered into the Ross Agreement in settlement of the threatened litigation by Ross and provided for an assignment to Starwood Capital of Ross's claims. See Item 3 "Legal Proceedings" of this Joint Annual Report.

EMPLOYMENT AGREEMENTS WITH EXECUTIVE OFFICERS

     For information with respect to the employment agreements of Messrs. Danziger, Darnall, Goldman and Brown, see Item 11 "Employment Agreements with Executive Officers" of this Joint Annual Report.

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

EXHIBIT NO.                                 DESCRIPTION OF EXHIBIT
-----------   ----------------------------------------------------------------------------------
    2.1       Formation Agreement dated as of November 11, 1994 among the Trust, the
              Corporation, Starwood Capital and the Starwood Partners (incorporated by reference to Exhibit 2 to the Trust's and the Corporation's Joint Current Report on Form 8-K
              dated November 16, 1994).(2)
    2.2       Form of Amendment No. 1 to Formation Agreement among the Trust, the Corporation and the Starwood Partners (incorporated by reference to Exhibit 10.23 to the
              Trust's and the Corporation's Registration Statement on Form S-2 filed with the
              Securities and Exchange Commission (Registration Nos. 33-59155 and 33-59155-01)
              (the "S-2 Registration Statement")).
    3.1       Amended and Restated Declaration of Trust of the Trust dated June 6, 1988, as amended (incorporated by reference to Exhibit 3A to the Trust's and the
              Corporation's Joint Current Report on Form 8-K dated January 31, 1995).
    3.2       Amendment and Restatement of Articles of Incorporation of the Corporation
              (incorporated by reference to Exhibit 3B to the Trust's and the Corporation's
              Joint Current Report on Form 8-K dated January 31, 1995).
    3.3       Trustees' Regulations of the Trust, as amended (incorporated by reference to
              Exhibit 3.3 to the Trust's and the Corporation's Joint Annual Report on Form 10-K
              for the year ended December 31, 1994 (the "1994 Form 10-K")).
    3.4       By-laws of the Corporation, as amended (incorporated by reference to Exhibit 3.4 to the 1994 Form 10-K).
    4.1       Pairing Agreement dated June 25, 1986, between the Trust and the Corporation, as amended (incorporated by reference to Exhibit 4.1 to the 1994 Form 10-K).
    4.2       Amendment No. 1 to the Pairing Agreement dated as of February 1, 1995 between the
              Trust and the Corporation (incorporated by reference to Exhibit 4.2 to the Trust's and the Corporation's Joint Annual Report on Form 10-K for the year ended December
              31, 1995 (the "1995 Form 10-K")).
    4.3       Form of Warrant Agreement dated as of September 16, 1986, between the Trust and
              City National Bank ("CNB") (incorporated by reference to Exhibit 4.3 to the
              Trust's and the Corporation's Registration Statement on Form S4 (the "S-4
              Registration Statement") filed with the Securities and Exchange Commission (the
              "SEC") on August 1, 1986 (Registration No. 33-7694)).
    4.4       Form of Warrant Agreement dated as of September 16, 1986, between the Corporation and CNB (incorporated by reference to Exhibit 4.3A to the S-4 Registration
              Statement).
   10.1       Incentive and Non-Qualified Share Option Plan (1986) of the Trust (incorporated by reference to Exhibit 10.8 to the Trust and the Corporation's Joint Annual Report
              on Form 10-K for the year ended August 31, 1986 (the "1986 Form 10-K")).(3)
   10.2       Corporation Stock Non-Qualified Stock Option Plan (1986) of the Trust
              (incorporated by reference to Exhibit 10.9 to the 1986 Form 10-K).(3)

EXHIBIT NO.                                 DESCRIPTION OF EXHIBIT
-----------   ----------------------------------------------------------------------------------
   10.3       Stock Option Plan (1986) of the Corporation (incorporated by reference to Exhibit
              10.10 to the 1986 Form 10-K).(3)
   10.4       Trust Shares Option Plan (1986) of the Corporation (incorporated by reference to
              Exhibit 10.11 to the 1986 Form 10-K).(3)
   10.5       1995 Share Option Plan of the Trust (incorporated by reference to Exhibit 10.5 to the 1995 Form 10-K).(3)
   10.6       1995 Share Option Plan of the Corporation (incorporated by reference to Exhibit
              10.6 to the 1995 Form 10-K).(3)
   10.7       Starwood Lodging Trust 1995 Long-Term Incentive Plan (Amended and Restated as of
              August 12, 1996) (incorporated by reference to Exhibit A to the Trust's and the
              Corporation's Joint Proxy Statement dated November 25, 1996 (the "1996
              Proxy")).(3)
   10.8       Starwood Lodging Corporation 1995 Long-Term Incentive Plan (Amended and Restated
              as of August 12, 1996) (incorporated by reference to Exhibit B to the 1996
              Proxy).(3)
   10.9       Form of Indemnification Agreement and Amendment No. 1 to Indemnification Agreement
              between the Trust and each of Messrs. Barry S. Sternlicht, Jeffrey C. Lapin,
              Jonathan Eilian, Michael W. Mooney, Bruce M. Ford, Madison F. Grose, Bruce W.
              Duncan, Steven R. Quazzo, William E. Simms, Daniel H. Stern, Steven R. Goldman,
              Gary M. Mendell, Roger S. Pratt and Ronald C. Brown (incorporated by reference to
              Exhibit 10.7 to the 1995 Form 10-K).(3)
   10.10      Form of Indemnification Agreement and Amendment No. 1 to Indemnification Agreement
              between the Corporation and each of Messrs. Earle F. Jones, Kevin E. Mallory,
              Bruce M. Ford, Steven R. Goldman, Graeme W. Henderson, Barry S. Sternlicht,
              Jean-Marc Chapus, Jonathan Eilian, Michael A. Leven, Daniel W. Yih, Eric A.
              Danziger and Alan M. Schnaid (incorporated by reference to Exhibit 10.8 to the
              1995 Form 10-K).(3)
   10.11      Form of Indemnification Agreement dated as of February 3, 1992, between the
              Corporation and each of Messrs. Ronald A. Young, Graeme W. Henderson, Bruce M.
              Ford, Earle M. Jones and William H. Ling (incorporated by reference to Exhibit
              10.30 to the Trust's and the Corporation's Joint Annual Report on Form 10-K for
              the year ended December 31, 1991).(3)
   10.12      Executive Employment Agreement dated as of January 31, 1995, between the Trust and
              Jeffrey C. Lapin (incorporated by reference to Exhibit 10.12 to the 1994 Form
              10-K).(3)
   10.13      Separation Agreement between the Trust and Jeffrey C. Lapin dated June 18, 1996
              (incorporated by reference to Exhibit 10.5 to the Trust's and the Corporation's
              Joint Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1996
              (the "Second Quarter 10-Q")).(3)
   10.14      Employment Agreement between the Corporation and Theodore W. Darnall dated April
              19, 1996 (incorporated by reference to Exhibit 10.3 to the Second Quarter
              10-Q).(3)
   10.15      Employment Agreement between the Corporation and Eric A. Danziger dated June 27,
              1996 (incorporated by reference to Exhibit 10.4 to the Second Quarter 10-Q).(3)
   10.16      Form of Amended and Restated Lease Agreement entered into as of January 1, 1993, between the Trust as Lessor and the Corporation (or a subsidiary) as Lessee
              (incorporated by reference to Exhibit 10.19 to the Trust's and the Corporation's
              Joint Annual Report on Form 10-K for the year ended December 31, 1992).
   10.17      Exchange Rights Agreement dated as of January 1, 1995 among the Trust, the
              Corporation, the Realty Partnership, the Operating Partnership and the Starwood
              Partners (incorporated by reference to Exhibit 2B to the Trust's and the
              Corporation's Joint Current Report on Form 8-K dated January 31, 1995).
   10.18      Exchange Rights Agreement dated June 3, 1996 (incorporated by reference to Exhibit
              10.1 to the Second Quarter 10-Q).
   10.19      Registration Rights Agreement dated as of January 1, 1995 among the Trust, the
              Corporation and Starwood Capital (incorporated by reference to Exhibit 2C to the
              Trust's and the Corporation's Joint Current Report on Form 8-K dated January 31,
              1995).

EXHIBIT NO.                                 DESCRIPTION OF EXHIBIT
-----------   ----------------------------------------------------------------------------------
   10.20      Registration Rights Agreement dated June 3, 1996 (incorporated by reference to
              Exhibit 10.2 to the Second Quarter 10-Q).
   10.21      Amended and Restated Limited Partnership Agreement for the Realty Partnership
              among the Trust and the Starwood Partners dated as of December 15, 1994
              (incorporated by reference to Exhibit 10.21 to the S-2 Registration Statement.
   10.22      Amendment to the Amended and Restated Limited Partnership Agreement for the Realty
              Partnership among the Trust and the Starwood Partners dated as of May 14, 1996.
   10.23      Amended and Restated Limited Partnership Agreement for the Operating Partnership
              among the Corporation and the Starwood Partners dated as of December 15, 1994
              (incorporated by reference to Exhibit 10.22 to the S-2 Registration Statement).
   10.24      Amendment to the Amended and Restated Limited Partnership Agreement for the
              Operating Partnership among the Corporation and the Starwood Partners dated as of
              May 14, 1996.
   10.25      Mortgage Loan Funding Facility Agreement, dated as of July 25, 1995, among the
              Realty Partnership and SLT Realty Company, LLC, as the borrower, and Lehman
              Commercial Paper, Inc., as lender, together with Amendment No. 1 thereto, dated as of October 30, 1995 (incorporated by reference to Exhibit 10.16 to the 1995 Form
              10-K).
   10.26      Collateral Substitution Agreement, dated as of January 4, 1996, between the Realty
              Partnership and SLT Realty Company, LLC, as borrower, and Lehman Commercial Paper,
              Inc., as lender (incorporated by reference to Exhibit 10.17 to the 1995 Form
              10-K).
   10.27      Amended and Restated Line of Credit Agreement, dated as of October 25, 1995, among the Trust and the Realty Partnership, as borrower, and Bankers Trust Company, as collateral agent, and Lehman Brothers Holdings, Inc., d/b/a Lehman Capital, a
              division of Lehman Brothers Holdings, Inc., individually and as agent, together with First Amendment thereto, dated as of January 3, 1996 and effective as of
              October 25, 1995 (incorporated by reference to Exhibit 10.18 to the 1995 Form
              10-K).
   10.28      Form of Westin/HOT Agreement among W&S Hotel L.L.C., W&S Hotel Holding Corp.,
              Westin Hotel Company, the Realty Partnership, the Operating Partnership, WHWE
              L.L.C. and Woodstar Limited Partnership (incorporated by reference to Exhibit
              10.24 to the S-2 Registration Statement).
   10.29      Asset Purchase Agreement dated as of May 3, 1996 (effective May 14, 1996)
              (incorporated by reference to Exhibit 10.6 to the Second Quarter 10-Q).
   10.30      Asset Purchase Agreement dated as of March 25, 1996 (effective July 3, 1996)
              (incorporated by reference to Exhibit 10.7 to the Second Quarter 10-Q).
   10.31      Amended and Restated Loan Agreement dated as of April 26, 1996, among the Realty
              Partnership, CP Hotel Realty Limited Partnership, Midland Building Corporation,
              the Trust and Lehman Brothers Holdings, Inc., d/b/a Lehman Capital, a division of
              Lehman Brothers Holdings, Inc.
   10.32      Letter dated July 16, 1996 from Lehman Brothers Holdings, Inc. agreeing to extension of the Mortgage Facility to July, 1997.
   10.33      Loan agreement, dated as of August 16, 1996, between the SLT Realty Limited
              Partnership and Starwood Lodging Trust, as the borrower, and Goldman Sachs
              Mortgage Company, as the lender.
   10.34      Mortgage and Security Agreement dated May 22, 1996 made by Saunstar Land Co., LLC, as Fee Mortgagor and Saunstar Operating Co., LLC, as Leasehold Mortgagor to Life
              Insurance Company of Georgia.

EXHIBIT NO.                                 DESCRIPTION OF EXHIBIT
-----------   ----------------------------------------------------------------------------------
   10.35      Loan agreement dated as of September 19, 1996 by and among the Sumitomo Trust and
              Banking Co., LTD, as lender and Emstar Realty LLC, as borrower and Starwood
              Lodging Trust, Starwood Lodging Corporation and SLT Realty Limited Partnership, as
              guarantors.
   21.        Subsidiaries of the Corporation.

                                                                              STATE OF
                                   ENTITY                            INCORPORATION/ORGANIZATION
          ---------------------------------------------------------  --------------------------
          Alstar Operating LLC.....................................        New York
          Columbus Operators, Inc..................................        Ohio
          Emstar Operating LLC.....................................        New York
          Hotel Investors Corporation of Nevada....................        Nevada
          Hotel Investors of Arizona, Inc..........................        Arizona
          Hotel Investors of Michigan, Inc.........................        Michigan
          Hotel Investors of Nebraska, Inc.........................        Nebraska
          Hotel Investors of Virginia, Inc.........................        Virginia
          Lyntex Properties, Inc...................................        Delaware
          Midland Building Corporation.............................        Illinois
          Midland Holding Corporation..............................        Illinois
          Midland Hotel Corporation................................        Illinois
          Milwaukee Brookfield LP..................................        Wisconsin
          Moorland Hotel LP........................................        Wisconsin
          Omaha Operators, Inc.....................................        Maryland
          Operating Philadelphia LLC...............................        Delaware
          Saunstar Operating Co. LLC...............................        Delaware
          Scoops, Inc..............................................        Kansas
          SLC Allentown LLC........................................        Delaware
          SLC Arlington LLC........................................        Delaware
          SLC Atlanta II LLC.......................................        Delaware
          SLC Atlanta LLC..........................................        Delaware
          SLC Bloomington LLC......................................        Delaware
          SLC Calverton LP.........................................        Delaware
          SLC Dania LLC............................................        Delaware
          SLC Kansas City LLC......................................        Delaware
          SLC Los Angeles LLC......................................        Delaware
          SLC Minneapolis LLC......................................        Delaware
          SLC Needham LLC..........................................        Delaware
          SLC Operating LP.........................................        Delaware
          SLC Palm Desert LLC......................................        Delaware
          SLC San Diego LLC........................................        Delaware
          SLC St. Louis LLC........................................        Delaware
          SLC Tucson LLC...........................................        Delaware
          SLC Waltham LLC..........................................        Delaware
          SLC Westwood Operating LLC...............................        Delaware
          SLC Winston-Salem LLC....................................        Delaware
          Western Host, Inc........................................        California

    22.    Subsidiaries of the Trust.

                                                                              STATE OF
                                   ENTITY                            INCORPORATION/ORGANIZATION
          ---------------------------------------------------------  --------------------------
          Alstar Realty LLC........................................        New York
          CP Hotel Realty LP.......................................        Maryland
          Emstar Realty LLC........................................        Delaware
          Omaha Hotel Venture LP...................................        Maryland
          Saunstar Land Co. LLC....................................        Delaware
          SLT Allentown LLC........................................        Delaware
          SLT Arlington LLC........................................        Delaware
          SLT Bloomington LLC......................................        Delaware
          SLT Dania LLC............................................        Delaware
          SLT Financing Partnership LLC............................        Delaware
          SLT Kansas City LLC......................................        Delaware
          SLT Los Angeles LLC......................................        Delaware
          SLT Minneapolis LLC......................................        Delaware
          SLT Palm Desert LLC......................................        Delaware
          SLT Philadelphia LLC.....................................        Delaware
          SLT Realty Co. LLC.......................................        Delaware
          SLT Realty LP............................................        Delaware
          SLT San Diego LLC........................................        Delaware
          SLT St Louis LLC.........................................        Delaware
          SLT Tucson LLC...........................................        Delaware
          SLT Westwood Realty LLC..................................        Delaware
          SLT Winston-Salem LLC....................................        Delaware
          Starlex LLC..............................................        Delaware
          Starwood Atlanta II LLC..................................        Delaware
          Starwood Atlanta LLC.....................................        Delaware
          Starwood Needham LLC.....................................        Delaware
          Starwood Waltham LLC.....................................        Delaware

    23.1 Consent of Coopers & Lybrand L.L.P.

    23.2 Consent of Deloitte & Touche LLP

    27.  Financial Data Schedule.
---------------
(2) The Securities and Exchange Commission file numbers of all filings made pursuant to the Securities Act of 1934, as amended, and referenced herein are: 1-6828 (Starwood Lodging Trust) and 1-7959 (Starwood Lodging Corporation).

(3) Management contract or compensatory plan or arrangement required to be filed as an exhibit hereto pursuant to Item 14(c) of Form 10-K.

     (b) Reports on Form 8-K.

     During the fourth quarter of 1996, the Trust and the Corporation filed the following Joint Current Report on Form 8-K:

     The Trust and Corporation filed a Joint Current Report on Form 8-K on December 5, 1996, to report a three-for-two stock split in the form of a 50% stock dividend effective January 27, 1997.

                                   SIGNATURE

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.
                                          STARWOOD LODGING TRUST
                                          (Registrant)

                                          By: /s/ RONALD C. BROWN
                                            ------------------------------------
                                            Ronald C. Brown, Senior Vice
                                              President

Date: March 11, 1997

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

               SIGNATURE                                 TITLE                       DATE
----------------------------------------  ------------------------------------  ---------------

/s/ BARRY S. STERNLICHT                   Chairman, Chief Executive Officer      March 11, 1997
----------------------------------------    and Trustee (Principal Executive
Barry S. Sternlicht                         Officer)

/s/ GARY M. MENDELL                       President and Trustee                  March 11, 1997
----------------------------------------
Gary M. Mendell

/s/ RONALD C. BROWN                       Senior Vice President and Chief        March 11, 1997
----------------------------------------    Financial Officer (Principal
Ronald C. Brown                             Financial and Accounting Officer)

/s/ STEVEN R. GOLDMAN                     Senior Vice President and Trustee      March 11, 1997
----------------------------------------
Steven R. Goldman

/s/ BRUCE W. DUNCAN                       Trustee                                March 11, 1997
----------------------------------------
Bruce W. Duncan

/s/ MADISON F. GROSE                      Trustee                                March 11, 1997
----------------------------------------
Madison F. Grose
/s/ ROGER S. PRATT                        Trustee                                March 11, 1997
----------------------------------------
Roger S. Pratt

/s/ STEPHEN R. QUAZZO                     Trustee                                March 11, 1997
----------------------------------------
Stephen R. Quazzo

/s/ WILLIAM E. SIMMS                      Trustee                                March 11, 1997
----------------------------------------
William E. Simms

/s/ DANIEL H. STERN                       Trustee                                March 11, 1997
----------------------------------------
Daniel H. Stern

                                   SIGNATURE

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          STARWOOD LODGING CORPORATION
                                          (Registrant)

Date: March 11, 1997                      By: /s/ ALAN M. SCHNAID
                                            ------------------------------------
                                            Alan M. Schnaid, Vice President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

               SIGNATURE                                 TITLE                       DATE
----------------------------------------  ------------------------------------  ---------------


/s/ EARLE F. JONES                        Chairman of the Board of Directors     March 11, 1997
----------------------------------------    and Director
Earle F. Jones

/s/ ERIC A. DANZIGER                      President and Chief Executive          March 11, 1997
----------------------------------------    Officer (Principal Executive
Eric A. Danziger                            Officer and Director)

/s/ THEODORE W. DARNALL                   Executive Vice President and Chief     March 11, 1997
----------------------------------------    Operating Officer
Theodore W. Darnall

/s/ ALAN M. SCHNAID                       Vice President and Corporate           March 11, 1997
----------------------------------------    Controller (Principal Accounting
Alan M. Schnaid                             Officer)

/s/ JEAN-MARC CHAPUS                      Director                               March 11, 1997
----------------------------------------
Jean-Marc Chapus

/s/ JONATHAN D. EILIAN                    Director                               March 11, 1997
----------------------------------------
Jonathan D. Eilian
/s/ GRAEME W. HENDERSON                   Director                               March 11, 1997
----------------------------------------
Graeme W. Henderson

/s/ MICHAEL A. LEVEN                      Director                               March 11, 1997
----------------------------------------
Michael A. Leven

/s/ BARRY S. STERNLICHT                   Director                               March 11, 1997
----------------------------------------
Barry S. Sternlicht

/s/ DANIEL W. YIH                         Director                               March 11, 1997
----------------------------------------
Daniel W. Yih

                             STARWOOD LODGING TRUST
                          STARWOOD LODGING CORPORATION

        INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

                        AS OF DECEMBER 31, 1996 AND 1995
              AND FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED
                               DECEMBER 31, 1996

INDEPENDENT AUDITORS' REPORTS.....................................................    F-1, F-2

STARWOOD LODGING TRUST AND STARWOOD LODGING CORPORATION:
  Combined Consolidated Balance Sheets............................................         F-3
  Combined Consolidated Statements of Operations..................................         F-4
  Combined Consolidated Statements of Cash Flows..................................         F-5
  Combined Consolidated Statements of Shareholders' Equity........................         F-6
STARWOOD LODGING TRUST:
  Consolidated Balance Sheets.....................................................         F-7
  Consolidated Statements of Operations...........................................         F-8
  Consolidated Statements of Cash Flows...........................................         F-9
  Consolidated Statements of Shareholders' Equity.................................        F-10
STARWOOD LODGING CORPORATION:
  Consolidated Balance Sheets.....................................................        F-11
  Consolidated Statements of Operations...........................................        F-12
  Consolidated Statements of Cash Flows...........................................        F-13
  Consolidated Statements of Shareholders' Equity.................................        F-14
NOTES TO FINANCIAL STATEMENTS.....................................................        F-15
SCHEDULES:
  Schedule III -- Real Estate and Accumulated Depreciation........................        F-38
  Schedule IV -- Mortgage Loans on Real Estate....................................        F-44

                          INDEPENDENT AUDITOR'S REPORT

To the Boards of Trustees and Directors and Shareholders of Starwood Lodging Trust and Starwood Lodging Corporation:

     We have audited the accompanying separate and combined financial statements and financial statement schedules of Starwood Lodging Trust (a Maryland real estate investment trust) and its subsidiaries (the "Trust") and Starwood Lodging Corporation (a Maryland corporation) and its subsidiaries (the "Corporation"), collectively the "Company", as of December 31, 1996 and 1995, and for each of the two years in the period ended December 31, 1996, listed in the foregoing index to financial statements and financial statement schedules. These financial statements and financial statement schedules are the responsibility of the Trust's and the Corporation's managements. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

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

     In our opinion, such separate and combined financial statements present fairly, in all material respects, the financial position of the Company and the financial position of the Trust and the Corporation at December 31, 1996 and 1995, and the respective results of their operations and their cash flows for each of the two years in the period ended December 31, 1996 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

COOPERS & LYBRAND L.L.P.

Phoenix, Arizona
February 21, 1997

                          INDEPENDENT AUDITORS' REPORT

To the Board of Trustees and Directors and Shareholders of Starwood Lodging Trust and Starwood Lodging Corporation:

     We have audited the accompanying separate and combined financial statements of Starwood Lodging Trust (a Maryland real estate investment trust) (the "Trust") and Starwood Lodging Corporation (a Maryland corporation) and its subsidiaries (the "Corporation"), collectively the "Company", for the year ended December 31, 1994, listed in the foregoing index to financial statements and financial statement schedules. Our audit also included the financial statements schedules listed in the foregoing index to financial statements and financial statement schedules. These financial statements and financial statement schedules are the responsibility of the Trust's, the Corporation's and the Company's managements. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audit.

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

     In our opinion, such separate and combined financial statements present fairly, in all material respects, the results of operations and cash flows of the Company, the Trust and the Corporation, respectively, for the year ended December 31, 1994 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP

Los Angeles, California
March 24, 1995

            STARWOOD LODGING TRUST AND STARWOOD LODGING CORPORATION

                      COMBINED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                     DECEMBER 31,     DECEMBER 31,
                                                                         1996             1995
                                                                     ------------     ------------
ASSETS
Hotel assets held for sale -- net..................................   $   21,644       $   21,063
Hotel assets -- net................................................    1,100,030          315,895
                                                                      ----------        ---------
                                                                       1,121,674          336,958
Mortgage notes receivable -- net...................................       90,741           79,261
Investments........................................................          948            2,858
                                                                      ----------        ---------
Total real estate investments......................................    1,213,363          419,077
Cash and cash equivalents..........................................       25,426            9,332
Accounts, interest and rent receivable.............................       43,278            9,595
Notes receivable -- net............................................        2,930            1,796
Inventories, prepaid expenses and other assets.....................       27,743           20,194
                                                                      ----------        ---------
                                                                      $1,312,740       $  459,994
                                                                      ==========        =========
LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Collateralized notes payable and revolving lines of credit.........   $  422,334       $  119,100
Mortgage and other notes payable...................................       57,232            4,385
Accounts payable and other liabilities.............................       57,296           19,022
Distributions payable..............................................       19,258            9,284
                                                                      ----------        ---------
                                                                         556,120          151,791
                                                                      ----------        ---------
Commitments and contingencies

MINORITY INTEREST..................................................      163,959           92,735
                                                                      ----------        ---------

SHAREHOLDERS' EQUITY
Trust shares of beneficial interest at December 31, 1996 and 1995;
  $.01 par value; authorized 100,000,000 shares; outstanding
  40,078,000 and 13,798,000 at December 31, 1996 and 1995,
  respectively.....................................................          401              138
Corporation common stock at December 31, 1996 and 1995; $.01 par value; authorized 100,000,000 shares; outstanding 40,078,000 and
  13,798,000 at December 31, 1996 and 1995, respectively...........          401              138
Additional paid-in capital.........................................      827,760          434,107
Distributions in excess of earnings................................     (235,901)        (218,915)
                                                                      ----------        ---------
                                                                         592,661          215,468
                                                                      ----------        ---------
                                                                      $1,312,740       $  459,994
                                                                      ==========        =========

                See accompanying notes to financial statements.

            STARWOOD LODGING TRUST AND STARWOOD LODGING CORPORATION

                 COMBINED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                  YEAR ENDED DECEMBER 31,
                                                             ----------------------------------
                                                               1996         1995         1994
                                                             --------     --------     --------
REVENUE
Rooms......................................................  $260,175     $ 87,270     $ 56,387
Food and beverage..........................................    94,816       26,609       21,603
Other......................................................    30,119        7,371        4,678
                                                             --------     --------     --------
          Total hotel revenue..............................   385,110      121,250       82,668
Gaming.....................................................    23,630       26,929       27,981
Interest from mortgage and other notes.....................    11,262       10,905        1,554
Rents from leased hotel properties and income from
  investments..............................................       822          791          927
Management fees and other income...........................     3,424        1,966          411
Gain (loss) on sales of real estate investments............     4,290         (125)         456
                                                             --------     --------     --------
                                                              428,538      161,716      113,997
                                                             --------     --------     --------
EXPENSES
Rooms......................................................    67,017       37,121       25,177
Food and beverage..........................................    72,696       19,520       16,364
Other......................................................   135,302       28,376       19,288
                                                             --------     --------     --------
          Total hotel expenses.............................   275,015       85,017       60,829
Gaming expenses............................................    21,834       24,242       24,454
Interest...................................................    23,337       13,138       17,606
Depreciation and amortization..............................    55,745       15,469        8,161
Administrative and general.................................    16,495        5,712        4,203
Shareholder litigation.....................................        --           --        2,648
Provision for losses.......................................        --           --          759
                                                             --------     --------     --------
                                                              392,426      143,578      118,660
                                                             --------     --------     --------
Income (loss) before minority interest and extraordinary
  items....................................................    36,112       18,138       (4,663)
Minority interest..........................................    10,238        7,013           --
                                                             --------     --------     --------
Income (loss) before extraordinary items...................    25,874       11,125       (4,663)
Extraordinary items due to early extinguishment of debt
  (net of $413,000 and $163,000 minority interest in 1996
  and 1995, respectively)..................................     1,077       (2,155)          --
                                                             --------     --------     --------
          NET INCOME (LOSS)................................  $ 26,951     $  8,970     $ (4,663)
                                                             ========     ========     ========
EARNINGS (LOSS) PER PAIRED SHARE
Income (loss) before extraordinary items...................  $   0.86     $   0.95     $  (1.53)
Extraordinary items........................................      0.04        (0.18)          --
                                                             --------     --------     --------
          NET INCOME (LOSS) PER PAIRED SHARE...............  $   0.90     $   0.77     $  (1.53)
                                                             ========     ========     ========
          Weighted Average Number of Paired Shares.........    29,884       11,657        3,033
                                                             ========     ========     ========

                See accompanying notes to financial statements.

            STARWOOD LODGING TRUST AND STARWOOD LODGING CORPORATION

                 COMBINED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                 YEAR ENDED DECEMBER 31,
                                                           ------------------------------------
                                                             1996          1995          1994
                                                           ---------     ---------     --------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)........................................  $  26,951     $   8,970     $ (4,663)
Adjustments to reconcile net income (loss) to net cash
  provided by operating activities:
  Minority interest......................................     10,238         7,013           --
  Extraordinary items due to early extinguishment of
     debt................................................     (1,077)        2,155           --
  Depreciation and amortization..........................     55,745        15,469        8,161
  Accretion of discount..................................     (3,140)       (3,285)          --
  Deferred interest......................................         --           649        3,610
  (Gain) loss on sales of real estate investments........     (4,290)          125         (456)
  Provision for doubtful accounts........................      1,044           470           --
  Provision for losses...................................         --            --          759
Changes in operating assets and liabilities:
  Increase in accounts receivable, inventories, prepaid
     expenses, and other assets..........................    (46,676)      (21,805)         (86)
  Increase in accounts payable and other liabilities.....     35,372         6,650        1,568
                                                           ---------     ---------     --------
          Net cash provided by operating activities......     74,167        16,411        8,893
                                                           ---------     ---------     --------
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of hotel properties..........................   (720,969)     (160,880)          --
Improvements and additions to hotel assets...............    (27,775)       (5,331)      (2,941)
Purchase of investments..................................     (1,871)           --           --
Sales of investments.....................................      3,764            --           --
Net proceeds from sales of hotel and gaming assets.......     21,991            --       12,536
Purchase of mortgage and other notes receivable..........    (25,206)      (19,795)      (6,270)
Principal received on mortgage and other notes
  receivable.............................................      3,266         6,825        2,451
Reorganization costs.....................................         --        (2,814)      (1,287)
                                                           ---------     ---------     --------
          Net cash provided by (used in) investing
            activities...................................   (746,800)     (181,995)       4,489
                                                           ---------     ---------     --------
CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings under collateralized notes payable and
  revolving lines of credit..............................    367,561       119,100           --
Borrowings under mortgage and other notes payable........      3,497         9,637        6,000
Payments on collateralized notes payable and revolving
  lines of credit........................................    (64,327)     (102,899)     (18,516)
Principal payments on mortgage and other notes payable...     (1,535)     (104,722)      (1,498)
Net proceeds from equity offerings.......................    429,618       245,701           --
Contributed capital......................................        131        13,599           --
Distributions paid.......................................    (46,218)       (9,265)          --
Purchase of warrants.....................................         --        (1,300)          --
Principal received on share purchase notes...............         --            --           45
                                                           ---------     ---------     --------
          Net cash provided by (used in) financing
            activities...................................    688,727       169,851      (13,969)
                                                           ---------     ---------     --------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS.........     16,094         4,267         (587)
CASH AND CASH EQUIVALENTS AT THE BEGINNING OF THE
  PERIOD.................................................      9,332         5,065        5,652
                                                           ---------     ---------     --------
CASH AND CASH EQUIVALENTS AT END OF THE PERIOD...........  $  25,426     $   9,332     $  5,065
                                                           =========     =========     ========

                See accompanying notes to financial statements.

            STARWOOD LODGING TRUST AND STARWOOD LODGING CORPORATION

            COMBINED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                           TRUST
                                         SHARES OF   CORPORATION   ADDITIONAL    SHARE     DISTRIBUTIONS      TOTAL
                                         BENEFICIAL    COMMON       PAID-IN     PURCHASE   IN EXCESS OF    SHAREHOLDERS'
                                         INTEREST       STOCK       CAPITAL      NOTES       EARNINGS         EQUITY
                                         ---------   -----------   ----------   --------   -------------   ------------
Balance January 1, 1994................  $  12,133     $ 1,213      $210,497     $ (291)     $(210,226)      $ 13,326
  Principal payments and reductions of
    share purchase notes...............         --          --          (246)       291             --             45
  Net loss.............................         --          --            --         --         (4,663)        (4,663)
                                          --------     -------      --------      -----      ---------       --------
Balance December 31, 1994..............     12,133       1,213       210,251         --       (214,889)         8,708
  Decrease in par value to $0.01.......    (12,012)     (1,092)       13,104         --             --             --
  One-for-six reverse stock split......       (101)       (101)          202         --             --             --
  Contributed capital..................         --          --        59,120         --             --         59,120
  Equity offering......................        118         118       245,465         --             --        245,701
  Minority interest....................         --          --       (92,735)        --             --        (92,735)
  Net income...........................         --          --            --         --          8,970          8,970
  Distributions........................         --          --            --         --        (12,996)       (12,996)
  Warrant purchase.....................         --          --        (1,300)        --             --         (1,300)
                                          --------     -------      --------      -----      ---------       --------
Balance December 31, 1995..............        138         138       434,107         --       (218,915)       215,468
  Contributed capital..................         --          --         7,783         --             --          7,783
  Three-for-two stock split............        135         135          (270)        --             --             --
  Equity offerings.....................        128         128       429,362         --             --        429,618
  Net income...........................         --          --            --         --         26,951         26,951
  Distributions........................         --          --            --         --        (43,937)       (43,937)
  Change in minority interest..........         --          --       (43,222)        --             --        (43,222)
                                          --------     -------      --------      -----      ---------       --------
Balance December 31, 1996..............  $     401     $   401      $827,760     $   --      $(235,901)      $592,661
                                          ========     =======      ========      =====      =========       ========

                See accompanying notes to financial statements.

                             STARWOOD LODGING TRUST

                          CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                       DECEMBER      DECEMBER
                                                                         31,            31,
                                                                         1996          1995
                                                                      ----------     ---------
                                            ASSETS
Hotel assets held for sale -- net...................................  $   12,615     $  20,547
Hotel assets -- net.................................................     988,309       221,063
                                                                      ----------     ---------
                                                                       1,000,924       241,610
Mortgage notes receivable -- net....................................      90,741        79,261
Mortgage notes receivable -- Corporation............................      88,077        68,486
Investments.........................................................         948         2,841
                                                                      ----------     ---------
          Total real estate investments.............................   1,180,690       392,198
Cash and cash equivalents...........................................       3,810           710
Rent and interest receivable........................................      12,617         1,841
Notes receivable -- net.............................................       2,237         1,232
Notes receivable -- Corporation.....................................      17,741        17,978
Prepaid expenses and other assets...................................      16,271        11,778
                                                                      ----------     ---------
                                                                      $1,233,366     $ 425,737
                                                                      ==========     =========
                             LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Collateralized notes payable and revolving lines of credit..........  $  422,334     $ 119,100
Mortgage and other notes payable....................................      55,269           100
Accounts payable and other liabilities..............................       9,200         4,412
Distributions payable...............................................      19,258         9,284
                                                                      ----------     ---------
                                                                         506,061       132,896
                                                                      ----------     ---------
Commitments and contingencies

MINORITY INTEREST...................................................     158,005        88,113
                                                                      ----------     ---------

SHAREHOLDERS' EQUITY
Trust shares of beneficial interest at December 31, 1996 and 1995;
  $.01 par value; authorized 100,000,000 shares; outstanding
  40,078,000 and 13,798,000 at December 31, 1996 and 1995,
  respectively......................................................         401           138
Additional paid-in capital..........................................     729,276       354,619
Distributions in excess of earnings.................................    (160,377)     (150,029)
                                                                      ----------     ---------
                                                                         569,300       204,728
                                                                      ----------     ---------
                                                                      $1,233,366     $ 425,737
                                                                      ==========     =========

                See accompanying notes to financial statements.

                             STARWOOD LODGING TRUST

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                   YEAR ENDED DECEMBER 31,
                                                               --------------------------------
                                                                 1996        1995        1994
                                                               --------     -------     -------
REVENUE
Rents from Corporation.......................................  $ 87,593     $26,730     $16,906
Interest from Corporation....................................     9,084       4,761       1,730
Interest from mortgage and other notes.......................    11,262      10,792       1,512
Rents from other leased hotel properties and income from
  joint ventures.............................................       822         791         927
Other income.................................................     2,008       1,074         164
Gain (loss) on sales of real estate investments..............     4,290        (125)        432
                                                               --------     -------     -------
                                                                115,059      44,023      21,671
                                                               --------     -------     -------
EXPENSES
Interest.....................................................    23,088      12,429      16,265
Depreciation and amortization................................    42,517       8,977       5,205
Administrative and general...................................     4,134       2,439       1,583
Shareholder litigation.......................................        --          --       1,324
Provision for losses.........................................        --          --         759
                                                               --------     -------     -------
                                                                 69,739      23,845      25,136
                                                               --------     -------     -------
Income (loss) before minority interest and extraordinary
  items......................................................    45,320      20,178      (3,465)
Minority interest............................................    11,731       7,314          --
                                                               --------     -------     -------
Income (loss) before extraordinary items.....................    33,589      12,864      (3,465)
Extraordinary items due to early extinguishment of debt (net
  of $163,000 minority interest).............................        --      (2,155)         --
                                                               --------     -------     -------
          NET INCOME (LOSS)..................................  $ 33,589     $10,709     $(3,465)
                                                               ========     =======     =======
EARNINGS (LOSS) PER SHARE
Income (loss) before extraordinary items.....................  $   1.12     $  1.10     $ (1.14)
Extraordinary items..........................................        --       (0.18)         --
                                                               --------     -------     -------
          NET INCOME (LOSS) PER SHARE........................  $   1.12     $  0.92     $ (1.14)
                                                               ========     =======     =======
          Weighted Average Number of Shares..................    29,884      11,657       3,033
                                                               ========     =======     =======

                See accompanying notes to financial statements.

                             STARWOOD LODGING TRUST

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                 YEAR ENDED DECEMBER 31,
                                                          -------------------------------------
                                                            1996          1995          1994
                                                          ---------     ---------     ---------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss).......................................  $  33,589     $  10,709     $  (3,465)
Adjustments to reconcile net income (loss) to net cash
  provided by operating activities:
  Minority interest.....................................     11,731         7,314            --
  Extraordinary items due to early extinguishment of
     debt...............................................         --         2,155            --
  Depreciation and amortization.........................     42,517         8,977         5,205
  Accretion of discount.................................     (3,140)       (3,285)           --
  Deferred interest.....................................         --           649         3,610
  Deferred interest -- Corporation......................     (2,055)           --            --
  (Gain) loss on sales of real estate investments.......     (4,290)          125          (432)
  Provision for losses..................................         --            --           759
Changes in operating assets and liabilities:
  Increase in rent and interest receivable, prepaid
     expenses and other assets..........................    (18,649)      (17,056)       (1,784)
  Increase in accounts payable and other liabilities....      1,886         1,679           562
                                                          ---------     ---------     ---------
          Net cash provided by operating activities.....     61,589        11,267         4,455
                                                          ---------     ---------     ---------
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of hotel properties.........................   (699,438)     (118,896)           --
Improvements and additions to hotel assets..............    (15,661)       (4,660)       (2,270)
Purchase of investments.................................     (1,871)           --            --
Sales of investments....................................      3,764            --            --
Net proceeds from sales of hotel and gaming assets......     21,991            --        11,719
Purchase of mortgage and other notes receivable.........    (25,012)      (19,795)       (6,270)
Purchase of mortgage notes receivable -- Corporation....    (18,216)           --            --
Principal received on mortgage and other notes
  receivable............................................      3,201         6,766         2,382
Reorganization costs....................................         --        (1,407)       (1,287)
Net change in notes receivable -- Corporation...........      4,815       (37,514)        3,965
                                                          ---------     ---------     ---------
          Net cash provided by (used in) investing
            activities..................................   (726,427)     (175,506)        8,239
                                                          ---------     ---------     ---------
CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings under collateralized notes payable and
  revolving lines of credit.............................    367,561       119,100            --
Borrowings under mortgage and other notes payable.......      2,829         9,637         6,000
Payments on collateralized notes payable and revolving
  lines of credit.......................................    (64,327)           --            --
Principal payments on mortgage and other notes
  payable...............................................        (35)     (198,158)      (19,402)
Net proceeds from equity offerings......................    408,000       233,418            --
Contributed capital.....................................        128        11,197            --
Distributions paid......................................    (46,218)       (9,265)
Purchase of warrants....................................         --        (1,235)           --
Principal received on share purchase notes..............         --            --            45
                                                          ---------     ---------     ---------
          Net cash provided by (used in) financing
            activities..................................    667,938       164,694       (13,357)
                                                          ---------     ---------     ---------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS........      3,100           455          (663)
CASH AND CASH EQUIVALENTS AT THE BEGINNING OF THE
  PERIOD................................................        710           255           918
                                                          ---------     ---------     ---------
CASH AND CASH EQUIVALENTS AT END OF THE PERIOD..........  $   3,810     $     710     $     255
                                                          =========     =========     =========

                See accompanying notes to financial statements.

                             STARWOOD LODGING TRUST

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                             TRUST
                                             SHARES
                                               OF      ADDITIONAL    SHARE     DISTRIBUTIONS        TOTAL
                                            BENEFICIAL  PAID-IN     PURCHASE   IN EXCESS OF     SHAREHOLDERS'
                                            INTEREST    CAPITAL      NOTES       EARNINGS          EQUITY
                                            --------   ----------   --------   ------------   -----------------
Balance January 1, 1994...................  $ 12,133    $ 204,640    $ (291)    $ (144,277)       $  72,205
Forgiveness of intercompany debt..........        --      (58,335)       --             --          (58,335)
  Principal payments and reductions of
     share purchase notes from............        --         (246)      291             --               45
  Net loss................................        --           --        --         (3,465)          (3,465)
                                            --------     --------     -----      ---------         --------
Balance December 31, 1994.................    12,133      146,059        --       (147,742)          10,450
  Decrease in par value to $0.01..........   (12,012)      12,012        --             --               --
  One-for-six reverse stock split.........      (101)         101        --             --               --
  Contributed capital.....................        --       52,495        --             --           52,495
  Equity offering.........................       118      233,300        --             --          233,418
  Minority interest.......................        --      (88,113)       --             --          (88,113)
  Net income..............................        --           --        --         10,709           10,709
  Distributions...........................        --           --        --        (12,996)         (12,996)
  Warrant purchase........................        --       (1,235)       --             --           (1,235)
                                            --------     --------     -----      ---------         --------
Balance December 31, 1995.................       138      354,619        --       (150,029)         204,728
  Contributed capital.....................        --        7,780        --                           7,780
  Three-for-two stock split...............       135         (135)       --             --               --
  Equity offerings........................       128      407,872        --             --          408,000
  Net income..............................        --           --        --         33,589           33,589
  Distributions...........................        --           --        --        (43,937)         (43,937)
  Change in minority interest.............        --      (40,860)       --             --          (40,860)
                                            --------     --------     -----      ---------         --------
Balance December 31, 1996.................  $    401    $ 729,276    $   --     $ (160,377)       $ 569,300
                                            ========     ========     =====      =========         ========

                See accompanying notes to financial statements.

                          STARWOOD LODGING CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                     DECEMBER 31,     DECEMBER 31,
                                                                         1996             1995
                                                                     ------------     ------------
ASSETS
Hotel assets held for sale -- net..................................    $    9,029       $      516
Hotel assets -- net................................................       111,721           94,832
                                                                         --------         --------
     Total real estate investments.................................       120,750           95,348
Cash and cash equivalents..........................................        21,616            8,622
Accounts receivable................................................        30,661            7,754
Notes receivable...................................................           693              564
Inventories, prepaid expenses and other assets.....................        11,472            8,433
                                                                         --------         --------
                                                                       $  185,192       $  120,721
                                                                         ========         ========
LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Mortgage and other notes payable...................................    $    1,963       $    4,285
Mortgage notes payable -- Trust....................................        88,077           68,486
Notes payable -- Trust.............................................        17,741           17,978
Accounts payable and other liabilities.............................        48,096           14,610
                                                                         --------         --------
                                                                          155,877          105,359
                                                                         --------         --------
Commitments and contingencies
MINORITY INTEREST..................................................         5,954            4,622
                                                                         --------         --------
SHAREHOLDERS' EQUITY
Corporation common stock at December 31, 1996 and 1995; $.01 par value; authorized 100,000,000 shares; outstanding 40,078,000 and
  13,798,000 at December 31, 1996 and 1995, respectively...........           401              138
Additional paid-in capital.........................................        98,484           79,488
Distributions in excess of earnings................................       (75,524)         (68,886)
                                                                         --------         --------
                                                                           23,361           10,740
                                                                         --------         --------
                                                                       $  185,192       $  120,721
                                                                         ========         ========

                See accompanying notes to financial statements.

                          STARWOOD LODGING CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                  YEAR ENDED DECEMBER 31,
                                                             ----------------------------------
                                                               1996         1995         1994
                                                             --------     --------     --------
REVENUE
Rooms......................................................  $260,175     $ 87,270     $ 56,387
Food and beverage..........................................    94,816       26,609       21,603
Other......................................................    30,119        7,371        4,678
                                                             --------     --------     --------
          Total hotel revenue..............................   385,110      121,250       82,668
Gaming.....................................................    23,630       26,929       27,981
Interest from notes receivable.............................        --          113           42
Management fees and other income...........................     1,416          892          247
Gain on sales of hotel assets..............................        --           --           24
                                                             --------     --------     --------
                                                              410,156      149,184      110,962
                                                             --------     --------     --------
EXPENSES
Rooms......................................................    67,017       37,121       25,177
Food and beverage..........................................    72,696       19,520       16,364
Other......................................................   135,302       28,376       19,288
                                                             --------     --------     --------
          Total hotel expenses.............................   275,015       85,017       60,829
Gaming operations..........................................    21,834       24,242       24,454
Rent -- Trust..............................................    87,593       26,730       16,906
Interest -- Trust..........................................     9,084        4,761        1,730
Interest -- other..........................................       249          709        1,341
Depreciation and amortization..............................    13,228        6,492        2,956
Administrative and general.................................    12,361        3,273        2,620
Shareholder litigation.....................................        --           --        1,324
                                                             --------     --------     --------
                                                              419,364      151,224      112,160
                                                             --------     --------     --------
Loss before minority interest and extraordinary item.......    (9,208)      (2,040)      (1,198)
Minority interest..........................................    (1,493)        (301)          --
                                                             --------     --------     --------
Loss before extraordinary item.............................    (7,715)      (1,739)      (1,198)
Extraordinary item due to early extinguishment of debt (net
  of $413,000 minority interest)...........................     1,077           --           --
                                                             --------     --------     --------
          NET LOSS.........................................  $ (6,638)    $ (1,739)    $ (1,198)
                                                             ========     ========     ========
LOSS PER SHARE
Loss before extraordinary item.............................  $  (0.26)    $  (0.15)    $  (0.39)
Extraordinary item.........................................      0.04           --           --
                                                             --------     --------     --------
          NET LOSS PER SHARE...............................  $  (0.22)    $  (0.15)    $  (0.39)
                                                             ========     ========     ========
Weighted Average Number of Shares..........................    29,884       11,657        3,033
                                                             ========     ========     ========

                See accompanying notes to financial statements.

                          STARWOOD LODGING CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                   YEAR ENDED DECEMBER 31,
                                                              ---------------------------------
                                                                1996         1995        1994
                                                              --------     --------     -------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss....................................................  $ (6,638)    $ (1,739)    $(1,198)
Adjustments to reconcile net loss to net cash provided by
  operating activities:
  Minority interest.........................................    (1,493)        (301)         --
  Extraordinary item due to early extinguishment of debt....    (1,077)          --          --
  Depreciation and amortization.............................    13,228        6,492       2,956
  Deferred interest -- Trust................................     2,055           --          --
  Gain on sale..............................................        --           --         (24)
  Provision for doubtful accounts...........................     1,044          470          --
Changes in operating assets and liabilities:
  (Increase) decrease in accounts receivable, inventories,
     prepaid expenses and other assets......................   (28,027)      (4,749)      1,698
  Increase in accounts payable and other liabilities........    33,486        4,971       1,006
                                                              --------     --------     -------
          Net cash provided by operating activities.........    12,578        5,144       4,438
                                                              --------     --------     -------
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of hotel properties.............................   (21,531)     (21,551)         --
Improvements and additions to hotel assets..................   (12,114)     (21,104)       (671)
Net proceeds from sales of hotel and gaming assets..........        --           --         817
Purchase of notes receivable................................      (194)          --          --
Principal received on notes receivable......................        65           59          69
Reorganization costs........................................        --       (1,407)         --
                                                              --------     --------     -------
          Net cash provided by (used in) investing
            activities......................................   (33,774)     (44,003)        215
                                                              --------     --------     -------
CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings under mortgage and other notes payable...........       668           --          --
Borrowings under mortgage notes payable -- Trust............    18,216           --          --
Principal payments on mortgage and other notes payable......    (1,500)      (9,463)       (612)
Net proceeds from equity offerings..........................    21,618       12,283          --
Contributed capital.........................................         3        2,402          --
Purchase of warrants........................................        --          (65)         --
Net change in notes payable -- Trust........................    (4,815)      37,514      (3,965)
                                                              --------     --------     -------
     Net cash provided by (used in) financing activities....    34,190       42,671      (4,577)
                                                              --------     --------     -------
INCREASE IN CASH AND CASH EQUIVALENTS.......................    12,994        3,812          76
CASH AND CASH EQUIVALENTS AT THE BEGINNING OF THE PERIOD....     8,622        4,810       4,734
                                                              --------     --------     -------
CASH AND CASH EQUIVALENTS AT END OF THE PERIOD..............  $ 21,616     $  8,622     $ 4,810
                                                              ========     ========     =======

                See accompanying notes to financial statements.

                          STARWOOD LODGING CORPORATION

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                             CORPORATION     ADDITIONAL     DISTRIBUTIONS        TOTAL
                                               COMMON         PAID-IN       IN EXCESS OF     SHAREHOLDERS'
                                                STOCK         CAPITAL         EARNINGS          EQUITY
                                             -----------     ----------     ------------     -------------
Balance January 1, 1994....................    $ 1,213        $  5,857        $(65,949)        $ (58,879)
Forgiveness of intercompany debt...........         --          58,335              --            58,335
  Net loss.................................         --              --          (1,198)           (1,198)
                                               -------         -------        --------          --------
Balance December 31, 1994..................      1,213          64,192         (67,147)           (1,742)
  Decrease in par value to $0.01...........     (1,092)          1,092              --                --
  One-for-six reverse stock split..........       (101)            101              --                --
  Contributed capital......................         --           6,625              --             6,625
  Equity offering..........................        118          12,165              --            12,283
  Minority interest........................         --          (4,622)             --            (4,622)
  Net loss.................................         --              --          (1,739)           (1,739)
  Warrant purchase.........................         --             (65)             --               (65)
                                               -------         -------        --------          --------
Balance December 31, 1995..................        138          79,488         (68,886)           10,740
  Contributed capital......................         --               3              --                 3
  Three-for-two stock split................        135            (135)             --                --
  Equity offerings.........................        128          21,490              --            21,618
  Net loss.................................         --              --          (6,638)           (6,638)
  Change in minority interest..............         --          (2,362)             --            (2,362)
                                               -------         -------        --------          --------
Balance December 31, 1996..................    $   401        $ 98,484        $(75,524)        $  23,361
                                               =======         =======        ========          ========

                 See accompanying notes to financial statements

                             STARWOOD LODGING TRUST
                        AND STARWOOD LODGING CORPORATION

                         NOTES TO FINANCIAL STATEMENTS

1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.

  General

     The accompanying financial statements include the accounts of Starwood Lodging Trust and its subsidiaries (the "Trust") and Starwood Lodging Corporation and its subsidiaries (the "Corporation"). The Trust was formed as a real estate investment trust ("REIT") under the Internal Revenue Code in 1969. In 1980, the Trust formed the Corporation and made a distribution to the Trust's shareholders of one share of common stock of the Corporation (a "Corporation Share") for each share of beneficial interest of the Trust (a "Trust Share"). Trust Shares and Corporation Shares are paired on a one-for-one basis, and may only be held or transferred in units ("Paired Shares") consisting one Trust Share and one Corporation Share.

     The combined consolidated financial statements include the accounts of the Trust and the Corporation (together, the "Company"). All material intercompany balances and transactions have been eliminated in the combined consolidated financial statements. The intercompany balances and transactions which have been eliminated in arriving at the combined balance sheets and combined statements of operations include the elimination of notes receivable from the Corporation recorded on the Trust's balance sheets, and the related notes payable to the Trust recorded on the Corporation's balance sheets. Rent and interest income recorded on the Trust's statements of operations are eliminated against the related rent and interest expense on the Corporation's statements of operations.

     The Company owns and operates primarily upscale hotels located throughout the United States and as of December 31, 1996, leases and operates one hotel/casino in Las Vegas, Nevada. The hotels range in size from 90 to 960 rooms and offer services to both business and leisure travelers.

  Reorganization

     Effective January 1, 1995 (the "Reorganization Date"), the Trust and the Corporation consummated a reorganization (the "Reorganization") with a predecessor of Starwood Capital Group, L.L.C. ("Starwood Capital"), and certain affiliates of Starwood Capital (together with Starwood Capital, the "Starwood Partners").

     The Reorganization involved a number of related transactions that occurred simultaneously on the Reorganization Date. Such transactions included (i) the contribution by the Trust to SLT Realty Limited Partnership (the "Realty Partnership") of substantially all of the properties and assets of the Trust, at book value, subject to substantially all of the liabilities of the Trust (including the senior debt of the Trust), in exchange for an approximate 28.3% interest as general partner in the Realty Partnership, (ii) the contribution by the Starwood Partners to the Realty Partnership of approximately $12,600,000 in cash in addition to certain hotel properties and first mortgage notes, at book value, in exchange for limited partnership units representing the remaining approximate 71.7% interest in the Realty Partnership, (iii) the contribution by the Corporation and its subsidiaries to SLC Operating Limited Partnership (the "Operating Partnership", and together with the Realty Partnership, the "Partnerships") of all of their properties and operating assets (except for their gaming assets, which are to be contributed upon approval by Nevada gaming authorities), subject to substantially all of their liabilities, in exchange for an approximate 28.3% interest as general partner in the Operating Partnership, and (iv) the contribution by the Starwood Partners to the Operating Partnership of approximately $1,400,000 in cash in addition to furniture, fixtures and equipment of the hotel properties, at book value, in exchange for limited partnership units representing the remaining approximate 71.7% interest in the Operating Partnership.

     In addition on March 24, 1995, a Starwood Partner exchanged $12 million of senior debt for additional limited partnership units of the Realty Partnership and the Operating Partnership. After giving effect to the Reorganization and this exchange of senior debt, the Trust had an approximate 25.4% general partnership interest in the Realty Partnership, the Corporation had an approximate 25.4% general partnership interest in

                             STARWOOD LODGING TRUST
                        AND STARWOOD LODGING CORPORATION

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

the Operating Partnership, and the Starwood Partners held limited partnership interests representing the remaining approximate 74.6% interest in each of the Realty Partnership and the Operating Partnership. The Company presents the respective results of the Realty Partnership and the Operating Partnership on a consolidated basis.

  The Offerings

     On July 6, 1995, the Company completed a public offering (the "1995 Offering") of 17.7 million Paired Shares at a price of $15.33 per Paired Share (after giving effect to the three-for-two stock split in January 1997). Net proceeds of the 1995 Offering of approximately $245.7 million in aggregate were contributed by the Trust and the Corporation to the Realty Partnership and the Operating Partnership, respectively, thereby increasing the general partnership interest of the Trust and the Corporation to approximately 69.9% of the Realty Partnership and Operating Partnership, respectively, with the Starwood Partners' limited partnership interests representing the remaining approximate 30.1% interest in each of the Realty Partnership and Operating Partnership.

     On April 12, 1996, the Company completed a public offering of 3.0 million Paired Shares (after giving effect to the three-for-two stock split in January
1997) (the "April Offering"). Net proceeds of the April offering of approximately $62.4 million in aggregate were contributed by the Trust and the Corporation to the Realty Partnership and the Operating Partnership, respectively, thereby increasing the general partnership interest of the Trust and the Corporation to approximately 72.7% of the Realty and Operating Partnership, respectively, with the Starwood Partners' limited partnership interests representing the remaining approximate 27.3% interest in each of the Realty Partnership and Operating Partnership.

     On August 12, 1996, the Company completed a public offering (the "August Offering") of 16.2 million Paired Shares at a price of $23.92 per Paired Share (after giving effect to the three-for-two stock split in January 1997). Net proceeds of approximately $367.2 million were contributed by the Trust and the Corporation to the Realty Partnership and the Operating Partnership, respectively, thereby increasing the general partnership interest of the Trust and the Corporation to approximately 81.8% of the Realty and Operating Partnership, respectively, with the Starwood Partners' limited partnership interests representing predominantly the remaining approximate 18.2% interest in each of the Realty Partnership and the Operating Partnership.

     At December 31, 1996, minority interest includes the 18.2% limited partnership interests of the Realty Partnership and the Operating Partnership and the 41.8% limited partnership interest in the joint venture that owns the Boston Park Plaza. The minority interest is adjusted to its relative ownership interest at year end by reclassification from additional paid-in capital. The total number of units outstanding was 49,024,452 at December 31, 1996 (after giving effect to the three-for-two stock split in January 1997).

  Hotel assets

     Hotel assets are stated at the lower of cost or the amounts described below and are depreciated using straight-line and declining-balance methods over estimated useful lives of five to thirty-five years for buildings and improvements and three to twelve years for furniture, fixtures and equipment. Amounts allocated to leasehold interests are amortized using the straight-line method over the lease terms.

     The Trust and the Corporation evaluate the carrying values of each of their hotel assets on a quarterly basis for any possible impairment. For each hotel asset not held for sale, the expected undiscounted future cash flows of the asset (generally over a five-year period) is compared to the net book values of the asset. If the expected undiscounted future cash flows are less than the net book value of the asset, the excess of the net book value over the estimated fair value is charged to current earnings. When an asset is identified by management as held for sale, the Company discontinues depreciating the asset and estimates the fair value

                             STARWOOD LODGING TRUST
                        AND STARWOOD LODGING CORPORATION

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

of such asset. If in management's opinion the fair value of a hotel asset which has been identified for sale is less than the net book value of the asset, a reserve for losses is established. Fair value is determined based upon discounted cash flows of the hotel assets at rates (approximately 10%) deemed reasonable for the type of property and prevailing market conditions, appraisals and, if appropriate, current estimated net sales proceeds from pending offers. A gain or loss is recorded to the extent the amounts ultimately received differ from the adjusted book values of the hotel assets. Gains on sales of hotel assets are recognized at the time the hotel assets are sold provided there is reasonable assurance of the collectibility of the sales price and any future activities to be performed by the Company relating to the hotel assets sold are insignificant.

  Mortgage notes receivable

     If a loan becomes delinquent or upon the occurrence of other events it becomes known that the collectibility of a specific loan is uncertain and the fair value of the underlying property collateralizing the loan is less than the outstanding principal and accrued interest, interest income is no longer accrued and an allowance for loss is established based upon an analysis of the net realizable value of the underlying property collateralizing the loan.

  Provision for losses

     Provision for losses for the year ended December 31, 1994, for the Trust is as follows:

                                                                      1994
                                                                    --------
                Hotel assets......................................  $439,000
                Mortgage notes receivable.........................   320,000
                                                                    --------
                                                                    $759,000
                                                                    ========

     There were no provisions for losses for the years ended December 31, 1995 and 1996.

  Cash and cash equivalents

     Cash and cash equivalents are defined as cash on hand and in banks plus all short-term investments with a maturity, at the date of purchase, of three months or less.

  Inventories

     Inventories, consisting primarily of food and beverage, are stated at the lower of cost or market with cost determined on a first-in, first-out basis.

  Organization Costs

     Net organization costs related to the formation of each of the Partnerships in the amount of $2,168,000 and $2,891,000 for the Trust and $2,168,000 and $2,891,000 for the Corporation are included in inventories, prepaid expenses and other assets at December 31, 1996 and 1995, respectively. The costs are amortized over a five-year period beginning in January 1995. The Trust and the Corporation each amortized $723,000 and $650,000 during the years ended December 31, 1996 and 1995, respectively.

  Hotel Revenue

     Revenue is recognized as earned. Earned is generally defined as the date upon which a guest occupies a room and/or utilizes the hotel's services. Ongoing credit evaluations are performed and potential credit losses are expensed at the time the account receivable is estimated to be uncollectible. Historically, credit losses have

                             STARWOOD LODGING TRUST
                        AND STARWOOD LODGING CORPORATION

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

not been material to the hotels' results of operations. The Company has recorded an allowance for doubtful accounts totaling $1,514,000 and $470,000 at December 31, 1996 and 1995, respectively.

  Gaming revenue

     Gaming revenue relates to two hotel/casinos and includes the net win from gaming activities, as well as room, food and beverage and other revenues, net of promotional allowances.

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

     Investments of $945,000 for the Trust at December 31, 1996, had a fair value of $2,085,000.

     At December 31, 1996, the Trust held $30.5 million in adjustable rate mortgage notes receivable not subject to sale. The Company believes the carrying amount approximates their fair value due to the interest rates being of a variable nature. The Company believes that the fair value of fixed rate mortgage notes receivable of $45.5 million is at least $47.8 million. The Trust has a letter of intent to receive $8.5 million on its Atlantic City notes which have a carrying value of $4.6 million. The Trust acquired in the current year a $10.25 million note on the Stamford Sheraton which does not accrue interest. Due to the recent purchase, the Company believes the carrying amount approximates fair value.

     The carrying value of the fixed rate notes payable, and revolving credit facilities approximate fair value at December 31, 1996 and 1995, as the related interest rates are either variable or in line with market rates.

     At December 31, 1996 and 1995, the Company had significant amounts in banks that were in excess of federally insured amounts.

  Interest Rate Agreements

     The Company enters into interest rate forward contracts as a means of managing interest rate exposure on anticipated transactions. The agreements are with major financial institutions which are expected to fully perform under the terms of the agreements thereby mitigating the credit risk from the transactions. The differential to be paid or received under these agreements is accrued consistent with the terms of the agreements and market interest rates and is recognized, using the effective interest method, in interest expenses over the remaining term of the related debt.

  Net income (loss) per share

     Net income (loss) per share is based on the weighted average number of common and common equivalent shares outstanding during the year which is on a Paired Share basis for purposes of the combined financial statements. Outstanding options and warrants are included as common equivalent shares using the treasury stock method when the effect is dilutive. The weighted average number of shares and Paired Shares used in determining net income (loss) per share and per Paired Share was 29,884,000 for the year ended December 31, 1996, 11,657,000 for the year ended December 31, 1995, and 3,033,000 for the year ended December 31, 1994. The weighted average number of shares and Paired Shares were determined as if the six-for-one reverse stock split that occurred June 19, 1995, and the three-for-two stock split that occurred on January 27, 1997, were both effective January 1, 1994. Historical per share and per Paired Share information has been revised accordingly.

     On a fully diluted basis, for the year ended December 31, 1996, the weighted average number of shares and Paired Shares used in determining net income (loss) per share and per Paired Share was 30,246,000,

                             STARWOOD LODGING TRUST
                        AND STARWOOD LODGING CORPORATION

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

resulting in fully diluted net income (loss) per share and per Paired Share of $1.11, ($0.22) and $0.89 for the Trust, Corporation and on a combined basis, respectively.

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

  Reclassifications

     Certain reclassifications have been made to the 1995 and 1994 financial statements to conform with the 1996 financial statement presentation.

  Share option plans policy

     The Company has elected to apply APB Opinion 25 and related Interpretations in accounting for its share option plans. However, the Company discloses pro forma compensation cost consistent with FASB Statement 123 (see Note 13).

  Impact of recent issued accounting standards

     The Financial Accounting Standards Board issued Statement No. 128 "Earning Per Share" that will require a change in the calculation of earnings per share for financial statements issued for periods ending after December 15, 1997. Early adoption is not permitted.

2.  INCOME TAXES.

     The Trust has elected to be treated as a REIT under the provisions of the Internal Revenue Code ("IRC") beginning with the 1995 year. As a result, the Trust will not be subject to Federal income tax on its taxable income at corporate rates to the extent it distributes annually 95% of its taxable income to its shareholders and complies with certain other requirements. The Trust is subject to state income and franchise taxes in certain states in which it operates. Therefore, a tax provision has been reflected for these income and franchise tax amounts.

     Components of deferred income taxes as of December 31, 1996 and 1995 are as follows:

                                                 1996                              1995
                                     -----------------------------     ----------------------------
                                        TRUST         CORPORATION         TRUST         CORPORATION
                                     ------------     ------------     ------------     -----------
Deferred income tax assets:
  Net operating loss
     carryforwards.................  $ 31,995,000     $  7,574,000     $ 28,084,000     $   804,000
  Investments in partnerships......        (7,000)       2,725,000                        2,583,000
  Property and equipment...........     4,261,000          745,000          850,000         512,000
  Allowance for write downs........     1,422,000               --               --              --
  Other............................     1,012,000          251,000          172,000         372,000
                                     ------------     ------------     ------------     -----------
          Total deferred income tax
            assets.................    38,683,000       11,295,000       29,106,000       4,271,000
Valuation allowance................   (38,683,000)     (11,295,000)     (29,106,000)     (4,271,000)
                                     ------------     ------------     ------------     -----------
Net deferred income tax............  $         --     $         --     $         --     $        --
                                     ============     ============     ============     ===========

     As of December 31, 1996, the Trust and Corporation had net operating loss carry forwards ("NOL") for federal income tax purposes of approximately $83,000,000 and $22,275,000 respectively. The NOL's expire in various years beginning in 2006 through 2009 for the Trust, and 2006 through 2011 for the Corporation.

                             STARWOOD LODGING TRUST
                        AND STARWOOD LODGING CORPORATION

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

     The utilization of each entity NOL will be limited by the provisions of IRC
Section 382, and in the case of the Trust the use of approximately $50 million of the NOL will be predicated on the recognition of gain from the sale of certain of the assets of the Trust within 5 years of the ownership change date which occurred in July 1995. A valuation allowance is provided for the full amount of the NOL's as the realization of tax benefits from such NOL's is not assured.

     For Federal income tax purposes, 1996 and 1995 dividends amounted to $1.36 and $0.62 per share, respectively (after giving effect to the three-for-two stock split in January 1997), of which 11% for both years is considered return of capital.

3.  EXTRAORDINARY ITEMS.

     Under the terms of a Credit Agreement dated January 28, 1993, (the "1993 Credit Agreement") the Trust restructured its debt existing at such time. Management concluded that restructuring represented a "troubled debt restructuring" as defined under generally accepted accounting principles, and accordingly, upon execution of the 1993 Credit Agreement, accrued all known current or future identifiable debt restructuring costs as of December 31, 1992. Upon execution of an Amended and Restated Credit Agreement dated March 24, 1995, (the "1995 Credit Agreement"), the Realty Partnership recognized extraordinary income of $1,284,000 relating to the extinguishment of debt under the terms of the 1993 Credit Agreement, representing the remaining amount of the accrual at March 24, 1995. Additionally, in July 1995 subsequent to the 1995 Offering, the Realty Partnership repaid existing indebtedness borrowed under the 1995 Credit Agreement and recorded an extraordinary charge to net income of $3,602,000 relating to the extinguishment of such debt.

     During 1996, the Corporation paid off a note secured by the Milwaukee Marriott at a discount of approximately $1.5 million. As a result, the Corporation recognized an extraordinary gain of $1.5 million before minority interest resulting from early extinguishment of debt.

4.  LOAN RESTRUCTURING COSTS.

     All restructuring costs in relation to the "troubled debt restructuring" referred to in Note 3 have been expensed as incurred. In 1993, upon execution of the definitive debt restructuring agreement, $700,000 was paid by the Trust to certain institutional lenders and $4,032,000 was added to the loan balance under the terms of a credit agreement for restructuring costs due the institutional lenders for legal and other experts. Previously accrued restructuring costs of $611,000 and $778,000 were paid during the years ended December 31, 1995 and 1994, respectively. As noted above, an additional $1,284,000 of previously accrued restructuring costs was recognized as extraordinary income during 1995. At December 31, 1996, there are no accrued loan restructuring costs included in accounts payable and other liabilities.

5.  SUPPLEMENTAL CASH FLOW DISCLOSURE.

     Interest paid in cash by the Trust in the years ended December 31, 1996, 1995, and 1994 was $21,451,000, $15,235,000 and $12,736,000, respectively.

     During 1996, the Corporation transferred approximately $3.9 million (net of $116,000 of accumulated depreciation) in furniture, fixtures and equipment to the Trust and increased the intercompany receivable by the same amount.

     During 1996, the Trust issued approximately $1.7 million in partnership units in conjunction with the acquisition of the Days Inn and Doubletree Guest Suites in Philadelphia, PA.

     During 1996, the Trust made a one-time grant of approximately $6.0 million in restricted stock in conjunction with the acquisition of the Institutional Portfolio.

     During 1996, the Trust assumed $25.0 million in mortgage debt in conjunction with the acquisition of the Boston Park Plaza.

     During 1996, the Trust assumed approximately $27.4 million in mortgage debt and $2.9 million in accounts payable and other liabilities in conjunction with the acquisition of the Doral Court and Tuscany.

                             STARWOOD LODGING TRUST
                        AND STARWOOD LODGING CORPORATION

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

     During 1996, the Trust reclassified approximately $19.8 million in mortgage notes receivable (net of discounts of $3.4 million and allowances of $224,000) in conjunction with the acquisition of the equity of the Westin, Washington, D.C.

     During 1996, the Trust issued approximately $7.3 million in collateralized notes receivable in conjunction with the sale of the King 8 Hotel & Casino.

     A reduction to acquisitions of hotel properties of approximately $29.5 million representing minority interest in the Boston Park Plaza has been recognized in the Trust and Combined December 31, 1996 cash flow statements.

     Interest paid in cash by the Corporation in the years ended December 31, 1996, 1995, and 1994 was $9,333,000, $1,345,000, and $1,342,000 respectively.

     The Corporation deferred interest of $3,012,000, and $1,730,000 on its intercompany debt with the Trust in the years ended December 31, 1995 and 1994, respectively.

     During 1994, a charge of $246,000 to additional paid-in capital was made relating to the cancellation of share purchase notes. Paired Shares which collateralized the portion of the principal canceled on the original notes were returned to the Companies.

     In December 1994, the Trust forgave $58,335,000 of notes payable to the Trust by the Corporation and its subsidiaries. Because of the common ownership of the Trust and the Corporation, the Trust charged, and the Corporation credited, the amount of debt forgiven to additional paid-in capital of the Trust and Corporation, respectively.

     In connection with the Reorganization in 1995, the Starwood Partners contributed $30.2 million (net of $474,000 of depreciation) in land and buildings, $49.2 million (net of discounts of $24.9 million and allowances of $2.9 million) in mortgage notes receivable, and $52.9 million (net of $6.0 million of debt forgiven by the Starwood Partners) in long term debt obligations for limited partnership units in the Realty Partnership. In addition, the Starwood Partners contributed $3.7 million (net of $757,000 of depreciation) of furniture, fixtures and equipment for limited partnership units of the Operating Partnership.

     During 1995, a Starwood Partner exchanged $12 million of senior debt for partnership units of the Realty Partnership and the Operating Partnership.

     During 1995, the Trust transferred approximately $7.2 million (net of accumulated depreciation) in furniture, fixtures and equipment to the Corporation and increased the intercompany receivable by the same amount.

     In December 1995, the Trust declared approximately $9.3 million in dividends and distributions paid in January 1996.

     In December 1996, the Trust declared approximately $19.3 million in dividends and distributions paid in January 1997.

6.  COLLATERALIZED NOTES PAYABLE AND REVOLVING LINES OF CREDIT

     The Company currently has two loan facilities and a term loan with Lehman Brothers, Inc. and certain of its affiliates ("Lehman Brothers"). In October 1995, the Company amended its Mortgage Loan Funding Facility Agreement, dated July 25, 1995, (the "Mortgage Facility") with Lehman Brothers to increase the amount available under this 18-month facility to $70.6 million. The Mortgage Facility is recourse to the Realty Partnership, is collateralized by certain mortgage loans owned by the Realty Partnership, bore interest at a rate equal to 1.5% plus the one-month LIBOR for the first 12 months, and bears interest at a rate of 1.75% plus the one-month LIBOR thereafter. In August 1996, the maturity date for the Mortgage Facility was extended to July 1997. As of December 31, 1996, the Company had borrowed $70.6 million under the Mortgage Facility.

     In October 1995, the Company entered into a three-year, $135 million collateralized revolving credit facility (the "Acquisition Facility") with Lehman Brothers. In August 1996, a portion of the Acquisition Facility was syndicated amongst a number of banks, whereupon First National Bank of Boston became the

                             STARWOOD LODGING TRUST
                        AND STARWOOD LODGING CORPORATION

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

lead agent bank. The Acquisition Facility is recourse to the Realty Partnership, is secured by certain properties of the Company and may be secured by other properties acquired by the Company, all on a cross-collateralized basis within various pools. Amounts drawn under the Acquisition Facility bear interest at a rate equal to 1.625% plus the one, two or three-month LIBOR at the Company's option. The Acquisition Facility matures in October 1998. As of December 31, 1996, the Company had borrowed $117.8 million under the Acquisition Facility. The Acquisition Facility provides for an annual fee of 0.25% of the average daily unfunded portion of the Acquisition Facility amount.

     In March 1996, the Company entered into a $24 million one year non-recourse collateralized term loan (the "Term Loan") with Lehman Brothers. In April 1996, the Company amended the Term Loan to increase the amount available under this facility to $94 million. The Term Loan is secured by certain properties of the Company and bears interest at a rate equal to the one, two or three-month LIBOR, at the Company's option, plus (a) 1.95% for the first $24 million drawn, and (b) 1.75% for the remaining balance drawn. The Term Loan matures in April 1997. As of December 31, 1996 the Company had borrowed $94 million under the Term Loan.

     In August 1996, the Company entered into a loan facility with an affiliate of Goldman Sachs for a one-year (extendible to 18 months) loan of up to $300 million to fund a portion of the acquisition cost of the Institutional Portfolio and the HOD Portfolio (the "Goldman Facility"). The Goldman Facility is recourse to the Realty Partnership, bears interest at one-month LIBOR plus 1.75% (extendible six month period bears interest at one-month LIBOR plus 2.75%) and is collateralized by interests in the Institutional Portfolio and the HOD Portfolio. As of December 31, 1996 the Company had borrowed $140 million under the Goldman Facility.

     In January 1996, the Company entered into two interest rate hedging agreements (the "January Treasury Lock"), which have the effect of fixing the base rate of interest at 5.7% for debt the Company intended to issue in October, 1996, with an aggregate notional principal amount of $100 million and a term to maturity of seven years. The actual interest rate will be determined by reference to this base rate. The Company has extended the settlement date to March 31, 1997 and the base rate increased to 5.86%.

     At settlement, the Trust will pay or receive an amount which will be capitalized and amortized over the term of the related debt of seven years. Such amount is not anticipated to have a material effect on the Trust's liquidity or operating results. If the Trust did not issue any such debt, such amount would still be payable or receivable and would be treated as a loss or gain, accordingly. Such a gain or loss could have a material effect on the Trust's results from operations; however, due to management's current intention to issue $100 million of debt in 1997, with a term to maturity of seven years, no such gain or loss is anticipated.

     In August 1996, the Company entered into another Treasury Lock (the "August Treasury Lock"), which has the effect of fixing the base rate of interest at 6.67% for debt the Company intended to issue in March, 1997, with an aggregate notional principal amount of $150 million and a term to maturity of ten years. The Company, due to other financing circumstances, has decided to postpone the issuance of the ten year, $150 million debt to June 30, 1997. The Company plans to extend the settlement date in respect of the August Treasury Lock. The actual interest rate of debt to be issued at that time will be determined by reference to the base rate determined at the time of the extension of the settlement date.

     At settlement, the Company will pay or receive an amount which will be capitalized and amortized over the term of the related debt of ten years. Such amount is not anticipated to have a material effect on the Company's liquidity or operating results. If the Company did not issue any such debt, such amount would still be payable or receivable and would be treated as a loss or gain, accordingly. Such a gain or loss could have a material effect on the Company's results from operations; however due to Management's current intention to issue $150 million of debt with a term to maturity of ten years, no such gain or loss is anticipated.

                             STARWOOD LODGING TRUST
                        AND STARWOOD LODGING CORPORATION

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

     The following is a summary of the credit facilities (the "Facilities") as of December 31, 1996 and 1995:

                                                                AMOUNT            AMOUNT             INTEREST
                         EXPIRATION            AMOUNT         OUTSTANDING      OUTSTANDING             RATE
  FACILITY/LENDER           DATE            OF FACILITY       AT 12/31/96      AT 12/31/95        AT 12/31/96(1)
--------------------  -----------------   ----------------  ---------------   --------------   --------------------
Mortgage Facility/
  Lehman Brothers...  July 25, 1997       $71.0 million     $70.6 million     $64.5 million    One Month
                                                                                               LIBOR+1.75% (7.125%)
Acquisition
  Facility/ Lehman
  Brothers..........  October 1, 1998     $135 million      $117.8 million    $54.6 million    One, Two, or Three
                                                                                               Month LIBOR+1.625%
                                                                                               (7.0%)
Term Loan/
  Lehman Brothers...  April 26, 1997      $93.96 million    $93.96 million    --               One, Two, or Three
                                                                                               Month LIBOR+1.95%
                                                                                               for first $23.96
                                                                                               million and +1.75%
                                                                                               for $70.0 million
                                                                                               (7.51% and 7.06%)
Goldman Facility/
  Goldman Sachs.....  August 16, 1997
                      Extendible to
                      February 16, 1998   $300.0 million    $140.0 million    --               One month
                                                                                               LIBOR+1.75% to
                                                                                               8/16/97 and +2.75%
                                                                                               thereafter (7.125%)
                                          ----------------  ---------------   --------------
Totals.................................   $599.96 million   $422.36 million   $119.1 million
                                          ===============   ===============   ==============

---------------
(1) The rates below represent the rates in effect for the month of December and are set by the lender at the beginning of the month.

     The Facilities require the Company to maintain a specified minimum adjusted net worth, a specified minimum ratio of actual consolidated EBITDA to debt service plus fixed charges and a restriction against total debt exceeding a specified maximum percent of net book value. In addition, the Facilities place restrictions on distributions and require the Trust to maintain its REIT status, maintain a minimum borrowing base (defined as Net Operating Income per Facility Agreement divided by stated interest rates) and maintain minimum replacement reserves. As of December 31, 1996 and 1995, the Company was in compliance with its convenants.

7.  HOTEL SALES AND RESERVE FOR LOSSES.

     During the year ended December 31, 1994, the Company sold its interests in five hotel assets, the Best Western South located in Austin, Texas, the Sheraton Hotel located in New Port Richey, Florida, the Holiday Inn in Brunswick, Georgia, the Holiday Inn in Jacksonville, Florida and the Ramada Inn in Fayetteville, North Carolina. The Austin property was sold pursuant to eminent domain proceedings for an all cash price of $3,594,000. The New Port Richey and Brunswick properties were sold together for $4,306,000, consisting of approximately $1,236,000 in cash and a $3,070,000 promissory note collateralized by the hotels. The New Port Richey/Brunswick note bears interest at 8% per annum for the first twelve months and 9.25% thereafter, with accrued interest and principal due monthly based upon a 25-year amortization schedule, with all unpaid principal and interest due in August 2001. The Jacksonville property was sold for $3,200,000, consisting of approximately $900,000 in cash and a $2,300,000 promissory note collateralized by the hotel. The Jacksonville note bears interest at 9% per annum with accrued interest and principal due monthly based upon a 30-year amortization schedule, with all unpaid principal and interest due in December 2001. The Fayetteville property

                             STARWOOD LODGING TRUST
                        AND STARWOOD LODGING CORPORATION

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

was sold for $1,000,000, consisting of approximately $200,000 in cash and a $800,000 promissory note collateralized by the hotel. The Fayetteville note bears interest at 9% per annum with accrued interest and principal due monthly based upon a 12-year amortization schedule, with all unpaid principal and interest due in December 2006. In connection with the Reorganization (see Note
1), the Holiday Inn located in Albany, Georgia was sold to the Starwood Partners for an all cash purchase price of $6,000,000. The transaction was accounted for as a financing activity and the Starwood Partners subsequently contributed the property to the Partnerships. No gain or loss was recorded on the sale.

     For the year ended December 31, 1994, the Trust recognized a gain of $224,000 and the Corporation recognized a gain of $24,000 on sales of hotel assets, including a $55,000 discount recorded by the Trust resulting from the early payoff in 1994 of the mortgage note receivable related to a property in Spartanburg, South Carolina sold in 1992. In 1994, the Trust recorded a provision for investment losses of $439,000 primarily as a result of the acceptance of offers for the sale of hotels at amounts lower than net book value.

     During the year ended December 31, 1995, the Company did not sell any of their hotel assets.

     During the year ended December 31, 1996, the Company sold its interests in three hotel assets, the Best Western Columbus North located in Columbus, Ohio; the Bourbon Street Hotel & Casino located in Las Vegas, Nevada; and the King 8 Hotel & Casino located in Las Vegas, Nevada. The Columbus property was sold for an all cash price of approximately $3.1 million. The Bourbon Street property was sold for an all cash price of $7.6 million. The King 8 Hotel & Casino real property was sold for $18.8 million, consisting of $11.6 million in cash and a $7.2 million promissory note collateralized by the hotel and the casino. The note bears interest at 13.5% per annum through November 5, 1997, 14.5% per annum through November 5, 1998, 15.5% per annum through November 5, 1999 and 16.5% per annum thereafter. Accrued interest on the note is due monthly with all unpaid principal and accrued interest due in May 2000. The personal property and casino equipment of the King 8 Hotel & Casino will be sold for $3 million following receipt by the purchaser of required gaming approvals. A subsidiary of the Corporation, Hotel Investors Corporation of Nevada, leases the real property from the purchaser and has agreed to continue to operate the hotel and casino while the purchaser or his designee obtains required gaming licenses and approvals.

     During the year ended December 31, 1996, the Company sold an office building adjacent to the Doubletree Guest Suites located in Lexington, Kentucky for an all cash price of $675,000.

     For the year ended December 31, 1996, the Trust recognized a gain of $4.3 million and the Corporation recognized no gain or loss on sales of hotel assets.

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

     At December 31, 1996, in addition to the MHLP notes discussed in Note 9, the Trust held nineteen promissory notes collateralized by mortgages. Thirteen notes ($90,637,000 carrying amount at December 31, 1996), representing 14 hotels, are collateralized by first mortgages, and six notes ($134,000 carrying amount at December 31, 1996) are collateralized by second, third and fourth mortgages. Nine of the notes have fixed interest rates ranging from 7% to 10% per annum, and six of the notes have variable interest rates that range from 6.81% to 13.5% per annum at December 31, 1996. One of the notes provides for contingent interest based on a percentage of gross revenue of the property securing such note. Three of the notes are principal only

                             STARWOOD LODGING TRUST
                        AND STARWOOD LODGING CORPORATION

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

($337,000 face amount and fully discounted). The maturity dates of the notes range from 1997 to 2010. Aggregate principal payments under the mortgage notes receivable due within one year of December 31, 1996, are $3,200,000. As of December 31, 1996 and 1995, the reserve for investment losses for the mortgage notes receivable amounted to $100,000 in both years.

9.  MILWAUKEE MARRIOTT HOTEL.

     In December 1985, the Trust sold its interest in the Milwaukee Marriott Hotel to Milwaukee Brookfield Limited Partnership ("Brookfield"). In connection with the sale, the Trust received a second mortgage note from Brookfield.

     In July 1991, ownership and operation of the Milwaukee Marriott was reorganized and ownership of the hotel was transferred from Brookfield to Moorland Hotel Limited Partnership, ("MHLP"), a limited partnership in which the Corporation at such time had a 51% interest and was the sole general partner and Brookfield was the sole limited partner. The operations of MHLP have been consolidated into the Corporation's financial statements from the date of reorganization and, accordingly, the Trust has recorded the notes receivable from MHLP as notes receivable from the Corporation (see accompanying Schedule
IV).The Corporation and MHLP entered into an agreement for the Corporation to manage the property.

     During 1996, the Corporation purchased the remaining 49% interest in MHLP for $240,000 and assumed all outstanding debt. Also in 1996, the Corporation negotiated the payoff of all third party debt at a discount of $1.5 million. As a result the Corporation recorded an extraordinary gain from early extinguishment of debt (see Extraordinary Items in Note 3).

10.  HOTEL PROPERTIES.

     A summary of hotel assets at December 31, 1996 and 1995, is as follows (in thousands):

                                                       TRUST                 CORPORATION
                                               ----------------------    --------------------
                                                  1996         1995        1996        1995
                                               ----------    --------    --------    --------
    Land....................................   $  164,472    $ 59,581    $  3,111    $  2,501
    Buildings and improvements..............      807,919     237,222      93,876      67,645
    Furniture, fixtures and equipment.......       85,717       7,517      68,395      64,515
    Construction in progress................       16,939       1,317       3,525          61
    Accumulated depreciation and
      amortization..........................      (70,654)    (40,827)    (47,769)    (38,986)
    Reserve for losses......................       (3,469)    (23,200)       (388)       (388)
                                               ----------    --------    --------    --------
      Hotel assets -- net...................   $1,000,924    $241,610    $120,750    $ 95,348
                                               ==========    ========    ========    ========

11.  REAL ESTATE INVESTMENTS AND INTERCOMPANY TRANSACTIONS.

     At December 31, 1996, the Trust owned equity interests in 59 hotels. Of that number, fifty-five properties were owned in fee and four were held pursuant to long-term leases.

     Fifty-four of the Trust's hotels are leased to the Corporation or its subsidiaries. Three hotels have been leased to and are operated by Imperial Hotels Corporation, formerly Vagabond Inns, Inc. pursuant to ground leases. As of December 31, 1996, four of the hotels leased by the Corporation from the Trust are being managed by third-party operators. Two of the third-party management agreements are for three-year terms expiring in 1998, and one of the management agreements is a five-year term expiring in 1999. The management agreements are subject to certain cancellation provisions. Base management fees range from 2% to 3% of gross revenues with incentive management fees based upon hotel profitability.

                             STARWOOD LODGING TRUST
                        AND STARWOOD LODGING CORPORATION

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

     The leases are generally long-term and generally provide for annual base, or minimum rents, plus contingent, or percentage rents based on the gross revenues of the properties and are accounted for as operating leases. The leases are "triple-net" in that the lessee is generally responsible for paying all operating expenses of the properties, including maintenance, insurance and real property taxes. Total rental expense paid by the Corporation to the Trust under such leases was $87,593,000, $26,730,000 and $16,906,000 for the years ended
December 31, 1996, 1995 and 1994, respectively, of which $26,792,000, $5,443,000 and $2,456,000 was contingent. The lessee is also generally responsible for any payments required pursuant to underlying ground leases. Most leases provide for cancellation by the Trust in the event that the Trust does not earn a specified rent, or by the lessee (including the Corporation) in the event the lessee does not earn a specified net operating profit.

     As of December 31, 1996 and 1995, the Corporation was indebted to the Trust for an aggregate of $105,818,000 and $86,464,000, respectively, (including the MHLP mortgage notes of $29,611,000 and $28,236,000 as of December 31, 1996 and December 31, 1995, respectively -- see Note 9; the Midland Hotel mortgage note of $18,216,000 as of December 31, 1996, and the Doral lease obligation of $40,250,000-see discussion below). The Corporation borrowings were non-interest bearing for the year ended December 31, 1994. In December 1994, the Trust forgave $58,335,000 of notes receivable payable to the Trust by the Corporation and its subsidiaries. Effective January 1, 1995, the remaining notes bear interest at prime plus 2% with interest payable monthly and are due on January 1, 2000.

     On September 20, 1995, the Realty Partnership purchased land for $3.0 million and mortgage notes receivable collateralized by the Doral Inn for $40.3 million. The note bears interest at 9.5% and matures on October 1, 2006. The Realty Partnership also entered into a long-term lease agreement with SBK Delaware Realty Holdings, L.L.C. ("SBK"), the owners of the Doral Inn, to lease SBK the land for $240,000 per year. Simultaneously, the Operating Partnership entered into a long-term lease agreement with SBK to lease the land and the building for $240,000 per year, plus the debt service on the mortgage held by the Realty Partnership. The Operating Partnership lease agreement includes a clause under which SBK is paid a management fee of 0.5% of gross revenues. Under certain circumstances SBK may be entitled to a share of profits above certain thresholds. The Realty Partnership has the option of acquiring the building for the value of the mortgage note plus $400,000 after ten years. It is management's intention to exercise that option. The Operating Partnership has recorded the transaction as a capitalized lease with an intercompany obligation to the Realty Partnership.

     Rents accrued by the Trust from leased hotel properties are summarized as follows (in thousands):

                                                                           YEARS ENDED
                                                                          DECEMBER 31,
                                                                        -----------------
                                                                        1996         1995
                                                                        ----         ----
    Corporation:
      Minimum.........................................................  $ --         $ --
      Contingent......................................................   510           --
                                                                        -----        ----
                                                                         510           --
                                                                        -----        ----
    Other:
      Minimum.........................................................    --           --
      Contingent......................................................   373          362
                                                                        -----        ----
                                                                         373          362
                                                                        -----        ----
              Total...................................................  $883         $362
                                                                        ======       ====

                             STARWOOD LODGING TRUST
                        AND STARWOOD LODGING CORPORATION

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

     The Trust's minimum future rents at December 31, 1996, due under non-cancelable operating leases for the years ending December 31 are as follows (in thousands):

                                  1997       1998       1999       2000       2001      THEREAFTER
                                 -------    -------    -------    -------    -------    ----------
    Corporation................  $93,264    $94,464    $79,614    $13,335    $12,832     $ 23,001
    Other......................      437        437        300        300        300          851
                                 -------    -------    -------    -------    -------     --------
              Total............  $93,701    $94,901    $79,914    $13,635    $13,132     $ 23,852
                                 =======    =======    =======    =======    =======     ========

     The Corporation's future rents at December 31, 1996, payable under non-cancelable operating leases for the years ended December 31 are as follows (in thousands):

                                  1997       1998       1999       2000       2001      THEREAFTER
                                 -------    -------    -------    -------    -------    ----------
    Trust.....................   $93,264    $94,464    $79,614    $13,335    $12,832     $ 23,001
    Other.....................     2,842      2,264      1,599      1,371      1,141        2,682
                                 -------    -------    -------    -------    -------     --------
              Total...........   $96,106    $96,728    $81,213    $14,706    $13,973     $ 25,683
                                 =======    =======    =======    =======    =======     ========

     The Corporation is committed under its leases with the Trust to pay the rents payable with respect to four ground leases which expire in 1997 through 2029, including renewal options. The leases generally provide for a minimum rent plus a percentage of gross revenues of the properties in excess of the minimum rent. Future minimum lease payments under the leases are included in "Other" rents payable in the table above. The Trust is the primary obligor under the leases; however, the Corporation as lessee/operator of the hotels makes payments under these leases directly to the lessors. Rent expense incurred by the Corporation as a lessee/operator under these ground leases was $871,000, $739,000 and $879,000, in the years ended December 31, 1996, 1995 and 1994, respectively.

12.  MORTGAGE AND OTHER NOTES PAYABLE.

     At December 31, 1996 and 1995, the Trust had the following outstanding debt obligations (exclusive of Collateralized amounts payable and Revolving Lines of Credit -- See Note 6):

                                                                DECEMBER 31,    DECEMBER 31,
                                                                   1996             1995
                                                                -----------     ------------
    7.64% first mortgage secured by the Doral Court and Doral
      Tuscany, due 2001.......................................  $27,375,000
    8.42% first mortgage secured by the Boston Park Plaza, due
      2003....................................................   25,000,000
    Non-interest bearing term note, due 1999..................    2,830,000
    Other.....................................................       65,000          100,000
                                                                -----------       ----------
              Total mortgage and other notes payable..........  $55,270,000       $  100,000
                                                                ===========       ==========

                             STARWOOD LODGING TRUST
                        AND STARWOOD LODGING CORPORATION

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

     At December 31, 1996 and 1995, the Corporation had the following outstanding debt obligations (exclusive of amounts payable to Trust):

                                                                 DECEMBER 31,     DECEMBER 31,
                                                                     1996             1995
                                                                 ------------     ------------
    Collateralized by Milwaukee Marriott Hotel:
      10.5% fifth mortgage note, interest only, due 1996.......   $       --       $  946,000
      12.0% sixth mortgage note, interest only
         (to the extent of available cash flow), due 1996......           --        2,000,000
                                                                   ---------        ---------
                                                                          --        2,946,000
    Other:
      9.75% first mortgage note, due 1997......................      341,000          372,000
      Other notes payable......................................      449,000
      Obligations under capital leases.........................    1,173,000          967,000
                                                                   ---------        ---------
              Total mortgage and other notes payable...........   $1,963,000       $4,285,000
                                                                   =========        =========

     Minimum lease and principal payments on the Corporation's indebtedness for the years ending December 31 are due as follows:

                                                      MINIMUM FUTURE     PRINCIPAL PAYMENTS
                            YEAR                      LEASE PAYMENTS      DUE UNDER NOTES
        --------------------------------------------  --------------     ------------------
        1997........................................    $  244,000            $790,000
        1998........................................       244,000
        1999........................................       244,000
        2000........................................       244,000
        2001........................................       100,000
        Thereafter..................................       500,000
                                                        ----------             -------
                  Total.............................     1,576,000            $790,000
                                                                               =======
        Amount representing interest................      (403,000)
                                                        ----------
        Future minimum lease payments...............    $1,173,000
                                                        ==========

     At December 31, 1996 and 1995, the Corporation had $1,190,000 and $845,000, respectively, in assets (less $233,000 and $127,000, respectively, in accumulated amortization) recorded under capital leases. Such amounts are included in furniture, fixtures and equipment.

13.  SHAREHOLDERS' EQUITY.

  Warrants to purchase Paired Shares

     At December 31, 1995, there were outstanding 414,993 warrants to purchase Paired Shares at an exercise price of $67.80 per Paired Share (as adjusted for the one-for-six reverse stock split in June 1995 and the three-for-two stock split in January 1997) through September 15, 1996. At the expiration date, each 100 warrants were convertible into one Paired Share of stock. Pursuant to the warrant agreement, the warrants were converted into 3,954 Paired Shares (as adjusted for the three-for-two stock split in January 1997) and 196 fractional warrants were paid in cash at the then current market value of a single Paired Share.

     In 1996 two Restricted Stock Awards were granted in the form of warrants to purchase 22,500 Paired Shares each at an exercise price of $.67 (as adjusted for the three for two stock split in January 1997). One warrant was exercisable at December 31, 1996 and one became exercisable after January 1, 1997.

                             STARWOOD LODGING TRUST
                        AND STARWOOD LODGING CORPORATION

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

  Restricted Stock Award

     In 1996 the Company granted a one-time restricted stock award of 250,870 Paired Shares (as adjusted for the three for two stock split in January 1997) in connection with the acquisition of a portfolio of hotels from an institution in August 1996. Such restricted stock award vests as to two-thirds of such amount on August 12, 1997 and as to the remaining amount on August 12, 1998. The fair value of the restricted stock (approximately $6 million) at the date of grant was capitalized to hotel assets.

  Share option plans

     At December 31, 1996, the Company had two stock-based compensation plans, which are described below. The Company applies APB Opinion 25 and related Interpretations in accounting for its plans. In accordance with APB Opinion 25, during 1996 the Company recognized approximately $811,000 in compensation expense related to the grant of 218,714 restricted stock awards granted in 1996 with a weighted average fair value at the date of grant of $23.60 (as adjusted for the three for two stock split in January 1997) with a three year vesting period. No compensation cost under the provisions of FASB Statement 123 has been recognized for its stock option plans. However, had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of FASB Statement 123, the Company's net income and earnings per Paired Share would have been reduced to the pro forma amounts indicated below.

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used (the statement is effective for grants starting in 1995): dividend yield of 3.9%, expected volatility of 57.21%, risk-free interest rate of US zero coupon bonds with time to maturity approximately equal to the options average time to exercise, and expected lives of the full vesting period for each option.

                                                          COMBINED        COMBINED
                                                            1996            1995
                                                         -----------     ----------
Net Income               Pro forma...................    $16,908,000     $6,193,000
Primary earnings per
  Paired Share           Pro forma...................    $      0.57     $     0.53
Fully diluted Earnings
  per Paired Share       Pro forma...................    $      0.56     $     0.53

     The Trust and the Corporation each adopted Incentive and Non-Qualified Share Option Plans in 1986 which provided for the purchase of up to an aggregate of 175,000 Paired Shares (as adjusted for the one-for-six reverse stock split in June 1995 and the three-for-two stock split in January 1997) by Trustees, Directors, officers and employees pursuant to option grants. During the year ended December 31, 1995, the Trust and the Corporation granted options to purchase 85,338 Paired Shares at exercise prices ranging from $11.00 to $14.50 per Paired Share. Such options, which are granted at fair market value on the date of grant, vest over three years.

     During 1995, the Trust and the Corporation each also adopted a 1995 Share Option Plan which provides for the purchase of Paired Shares by Trustees, Directors, officers, employees, consultants and advisors, pursuant to option grants. The aggregate number of Paired Shares subject to options which may be granted under the Plans is 2,359,500 (after giving effect to the three for two stock split in January, 1997) plus 8% of any additional partnership units or Paired Shares issued subsequent to August 17, 1995 (other than Paired Shares issued in exchange for partnership units, Paired Shares issued pursuant to employee benefit plans or Paired Shares that were previously issued and re-acquired by the Trust or the Corporation).

     During 1996, the Trust and the Corporation each adopted an amendment and restatement of their respective 1995 Share Option Plans (as amended, the "LTIPs"). The LTIPs increased the number of Paired Shares which may be granted under each LTIP to approximately 6.4 million (after giving effect to the three-

                             STARWOOD LODGING TRUST
                        AND STARWOOD LODGING CORPORATION

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

for-two stock split in January 1997) and provide for the grant of Paired Shares that are subject to performance measures or restriction periods and performance awards in tandem with certain Paired Options to be paid in cash subject to performance measures. The LTIPs also reduced the automatic annual grant of Paired Options to Trustees and Directors from 9,000 to 4,500 Paired Shares (after giving effect to the three-for-two stock split in January 1997) and provides for the Annual Fee of Trustees and Directors to be paid in Paired Shares, subject to each Trustee's and Director's option to receive up to half in cash.

     During the years ended December 31, 1996 and 1995, the Trust and the Corporation granted options under the 1995 Plans to purchase 2,889,900 and 1,399,585 Paired Shares, respectively to Trustees, Directors, officers and employees, at exercise prices ranging from $15.33 to $26.50 per Paired Share. At December 31, 1996, outstanding options granted under all plans of the Trust and Corporation (including options granted to officers and directors of a company previously acquired by the Trust) aggregated 4,194,674 Paired Shares. At December 31, 1996, options for 680,953 Paired Shares are fully vested with exercise prices ranging from $9.50 to $61.50 per Paired Share.

     A summary of the Company's stock option activity, and related information for the years ended December 31 follows:

                                        1996                          1995                          1994
                             ---------------------------   ---------------------------   ---------------------------
                             OPTIONS   WEIGHTED- AVERAGE   OPTIONS   WEIGHTED- AVERAGE   OPTIONS   WEIGHTED- AVERAGE
                              (000)    EXERCISE PRICE(1)    (000)    EXERCISE PRICE(1)    (000)    EXERCISE PRICE(1)
                             -------   -----------------   -------   -----------------   -------   -----------------
Outstanding-beginning of
  year.....................   1,503         $ 15.70            38         $ 20.46           38          $ 20.46
Granted....................   2,890           23.60         1,485           15.45
Exercised..................     (99)          11.96           (16)           4.66
Forfeited..................     (94)          19.57            (4)          15.33
Expired....................      (5)          84.50
                                                                                         -- ---
                              -----          ------         -----          ------                        ------
Outstanding-end of year....   4,195         $ 21.06         1,503         $ 15.70           38          $ 20.46
                              =====          ======         =====          ======        =====           ======
Exercisable at end of
  year.....................     681         $ 17.39           195         $ 16.63           37          $ 20.89
                              =====          ======         =====          ======        =====           ======

(1) The weighted average exercise price equals weighted average fair value at date of grant as all options were granted at fair market value on the date of grant.

     A summary of the Company's outstanding and exercisable options and related information at December 31, 1996 follows:

                             OPTIONS OUTSTANDING                 OPTIONS EXERCISABLE
                  ------------------------------------------     --------------------
                                                    WEIGHTED                 WEIGHTED
  RANGES OF                  WEIGHTED AVERAGE       AVERAGE                  AVERAGE
   EXERCISE       OPTIONS        REMAINING          EXERCISE     OPTIONS     EXERCISE
    PRICES        (000)      CONTRACTUAL LIFE        PRICE        (000)       PRICE
--------------    -----     -------------------     --------     -------     --------
  $9.50-$11.00       38             3.03             $10.95         23        $10.92
 $14.50-$19.33    1,326             8.49             $15.58        517        $15.54
 $22.00-$26.50    2,827             7.95             $23.60        137        $24.21
        $61.50        4             1.06             $61.50          4        $61.50
                  ------          ---- -               ----      ---- --         ---
                  -----
                  4,195             8.07             $21.06        681        $17.39
                  ===========        =====             ====      ======          ===

  Preferred shares

     The Corporation has 10,000,000 authorized preferred shares, $0.01 par value, none of which are issued or outstanding.

                             STARWOOD LODGING TRUST
                        AND STARWOOD LODGING CORPORATION

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

14.  COMMITMENTS AND CONTINGENCIES.

  Litigation

     During the year ended December 31, 1995, the Trust and the Corporation completed settlements of two purported class action complaints and one complaint which was purportedly brought on behalf of the Trust and the Corporation (collectively, the "Shareholder Actions"). Holders of an aggregate of 299,750 Paired Shares (as adjusted for the one-for-six reverse stock split in June 1995 and the three-for-two stock split in January 1997) (approximately 0.7% of the outstanding Paired Shares as of December 31, 1996), all of which were owned by Mr. Leonard Ross and his affiliates (collectively, "Ross"), opted out of the Shareholder Actions and did not share in the settlement.

     Ross threatened to bring a separate action alleging similar causes of action as those alleged in the Shareholder Actions as well as other alleged causes of action. In November 1994, Ross assigned to Starwood Capital all of his claims against the Trust and Corporation. In connection with such assignment, Starwood Capital agreed to purchase all of Ross's Paired Shares at Ross's election during a 60-day period beginning in December 1995, at a price of $22.50 per Paired Share (as adjusted for the three-for-two stock split in January 1997) subject to certain adjustments. Starwood Capital, as the assignee of Ross's claims against the Trust and the Corporation, agreed that the maximum amount Starwood Capital may recover under such claims would not exceed an aggregate of $1.8 million and the Trust and the Corporation agreed to toll the statute of limitations respecting such claims until January 31, 1996. The Trust and Corporation also agreed that under certain circumstances they may be obligated severally to indemnify Starwood Capital with respect to Starwood Capital's obligations to Ross, up to a maximum of $1.8 million, upon receipt of a full release from Starwood Capital of all of the claims assigned by Ross.

     Ross elected to sell his Paired Shares, and in January 1996 those Paired Shares were sold to a third-party through Merrill Lynch. The Paired Shares were sold at a price of $19.75 per Paired Share (as adjusted for the three-for-two stock split in January 1997); the Trust and Corporation paid Starwood Capital approximately $1,376,000 in the aggregate pursuant to their indemnity obligations, and Starwood Capital released the Trust and the Corporation from all the claims assigned to it by Ross.

  Environmental matters

     In 1996, in conjunction with the purchase of thirty new hotels, preliminary or "Phase I" environmental site assessments were prepared. The results of those Phase I assessments revealed that the overall potential for environmental impairment was assessed as low.

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

                             STARWOOD LODGING TRUST
                        AND STARWOOD LODGING CORPORATION

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

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

  Franchise Agreements

     Forty-seven of the sixty-two hotel properties in which Starwood Lodging had an equity interest at December 31, 1996, are operated pursuant to franchise or license agreements ("Franchise Agreements"). The Franchise Agreements generally require the payment of a monthly royalty fee based on gross room revenue and various other fees associated with certain marketing or advertising and centralized reservation services, also generally based on gross room revenues.

     The Franchise Agreements have various durations but generally may be terminated upon prior notice no greater than three years or upon payment of certain specified fees.

     The Franchise Agreements generally contain specific standards for, and restrictions and limitations on, the operation and maintenance of the hotels which are established by the franchisors to maintain uniformity in the system created by each such franchisor. Such standards generally regulate the appearance of the hotel, quality and type of goods and services offered, signage, and protection of marks. Compliance with such standards may from time to time require significant expenditures for capital improvements.

     The Franchise Agreements also generally contain financial reporting requirements relating to calculation of royalty and other fees and insurance requirements with respect to specified liabilities, approved coverage limits and minimum insurance company rating.

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

  Performance bonds and restricted cash

     The Corporation is required to post performance bonds or cash collateral for certain obligations. At December 31, 1996 and 1995, the Corporation had posted performance bonds totaling approximately $780,000 and $756,000, respectively, to cover such obligations; however, no amounts had been drawn against such bonds. These amounts are included in inventories, prepaid expenses and other assets and are restricted as to use at December 31, 1996 and 1995.

                             STARWOOD LODGING TRUST
                        AND STARWOOD LODGING CORPORATION

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

15.  RELATED PARTY TRANSACTIONS.

     At December 31, 1996 and 1995, the Trust holds an $800,000 uncollateralized note receivable from John Rothman, the former President and Chief Executive Officer of the Trust. The principal amount of the note receivable is due in 1999 and bears interest due annually at 10%.

     The Company and Starwood Capital had agreed that, subject to approval by the Independent Trustees or Directors, as appropriate, Starwood Capital will be reimbursed for out-of-pocket costs and expenses for any services provided to the Company.

     In connection with the acquisition of a portfolio of eight upscale and luxury full-service hotels containing 3,141 total rooms from an institutional seller (the "Institutional Portfolio") in August 1996, the Trust made a one-time grant to Starwood Capital Group, L.L.C. of a Restricted Stock Award of 250,870 Paired Shares (after giving effect to the three-for-two stock split in January, 1997) (an approximate value of $6 million). In connection with the grant of such Restricted Stock Award effective August 12, 1996, Starwood Lodging's reimbursement arrangement with Starwood Capital was changed so as to eliminate reimbursement of internal costs of Starwood Capital for any services of senior management of Starwood Capital (subject to the existing annual limitation of $250,000 for services of employees of Starwood Capital other than such senior management) and after one year, for any services of any employee of Starwood Capital.

     During 1996, the Trust reimbursed Starwood Capital for $414,000 of internal cost, of which $226,000 related to 1995. Aside from Starwood Capital's internal cost, during 1996 and 1995, Starwood Capital incurred approximately $199,000 and $1,198,000, respectively, of costs paid directly by the Company to third party vendors for services provided to the Company, representing costs associated with the Reorganization, the Offering and hotel acquisitions.

     Starwood Capital owns an interest in the Westin Hotel Company and certain affiliates ("Westin"), which own equity interests in domestic and international hotels and which manage, franchise or represent hotels worldwide. During 1996, the Company converted five hotels to Westins. In connection with the conversions, during 1996, Westin made an interest-free loan of $2.8 million to cover certain conversion costs.

     During 1996, the Corporation made a $150,000 non-interest bearing bridge loan to an officer of the Corporation, Eric A. Danziger. The bridge loan is secured by a second mortgage on Mr. Danziger's residence in Phoenix, Arizona. The bridge loan matures in September, 1997.

     During 1996, the Corporation made a $266,667 non-interest bearing bridge loan to an officer of the Corporation, Theodore W. Darnall. The bridge loan is secured by a second mortgage on Mr. Darnall's residence in Phoenix, Arizona. The bridge loan will mature as to $100,000 upon the sale of Mr. Darnall's home in Pittsburgh, and the balance upon termination of his employment with the Corporation.

     During 1995, the Trust loaned $250,000 to a former officer of the Trust, Jeffrey C. Lapin. The loan has a term of 10 years, bears interest, to be paid quarterly, at the lowest applicable rate prescribed by section 1274(d) of the Internal Revenue Code. At December 31, 1996, the loan had an applicable rate of 6.6% and was current. During 1996 the Trust entered into a separation agreement with Mr. Lapin in which the Trust agreed to forgive $150,000 of the $250,000 in 1997.

16.  INDUSTRY SEGMENT INFORMATION.

     The Corporation operates in two segments of the hospitality industry, hotel and gaming. The hotel segment consists of room, food and beverage and other revenues recognized in connection with the operation of hotels owned by the Corporation or under lease from the Trust, and income from management contracts.

                             STARWOOD LODGING TRUST
                        AND STARWOOD LODGING CORPORATION

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

The Company has disclosed these segments in the combined and separate statements of operations. The gaming segment consists of net win from casino operations, as well as room, food and beverage and other revenues recognized in connection with the operation of the two hotel/casinos under lease from the Trust. For the year ended December 31, 1996, the gaming segment is no longer a material component of the Corporation's operations. As a result, 1996 segment information relating to gaming is not disclosed. The following information summarizes revenue and operating results for the gaming segment for the years ended December 31, 1995 and 1994:

                                                                 YEARS ENDED DECEMBER 31,
                                                                ---------------------------
                                                                   1995            1994
                                                                -----------     -----------
    GAMING:
    Revenue:
      Casino..................................................  $14,009,000     $15,137,000
      Room....................................................    4,682,000       4,516,000
      Food and beverage.......................................    5,155,000       5,166,000
      Other...................................................    5,313,000       5,506,000
      Less promotional allowances.............................   (2,230,000)     (2,344,000)
                                                                 ----------      ----------
      Gaming revenues.........................................   26,929,000      27,981,000
                                                                 ----------      ----------
    Expenses:
      Casino..................................................    6,156,000       6,308,000
      Rooms...................................................    2,220,000       2,156,000
      Food and beverage.......................................    4,896,000       4,514,000
      Other (including undistributed operating expenses and
         fixed charges).......................................   10,970,000      11,476,000
                                                                 ----------      ----------
      Expenses of gaming operations                              24,242,000      24,454,000
      Rent to Trust...........................................    2,400,000       2,400,000
      Depreciation and amortization...........................      205,000         382,000
                                                                 ----------      ----------
      Total expenses..........................................   26,847,000      27,236,000
                                                                 ----------      ----------
    Operating income..........................................  $    82,000     $   745,000
                                                                 ==========      ==========

A reconciliation of the combined segment operating income to the net loss of the Corporation is as follows:

                                                                 YEARS ENDED DECEMBER 31,
                                                                ---------------------------
                                                                   1995            1994
                                                                -----------     -----------
    Hotel operating income....................................  $ 5,419,000     $ 4,507,000
    Gaming operating income...................................       82,000         745,000
                                                                -----------     -----------
    Combined operating income.................................    5,501,000       5,252,000
    Interest and other income.................................      632,000          66,000
    Interest expense..........................................   (5,470,000)     (3,071,000)
    Corporate expenses........................................   (2,703,000)     (3,445,000)
                                                                -----------     -----------
              Loss before minority interest...................  $(2,040,000)    $(1,198,000)
                                                                ===========     ===========

                             STARWOOD LODGING TRUST
                        AND STARWOOD LODGING CORPORATION

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

Additional financial data by industry segment for the Corporation is as follows:

                                                                       DECEMBER 31,
                                                               ----------------------------
                                                                   1995            1994
                                                               ------------     -----------
    IDENTIFIABLE ASSETS:
      Hotel..................................................  $103,304,000     $40,357,000
      Gaming.................................................     5,058,000       3,710,000
      Corporate and other....................................    12,359,000       4,559,000
                                                               ------------     -----------
              Total..........................................  $120,721,000     $48,626,000
                                                               ============     ===========
    CAPITAL EXPENDITURES:
      Hotel..................................................  $ 42,392,000     $   421,000
      Gaming.................................................       191,000         221,000
      Corporate and other....................................        72,000          29,000
                                                               ------------     -----------
              Total..........................................  $ 42,655,000     $   671,000
    DEPRECIATION AND AMORTIZATION:
      Hotel..................................................  $  5,126,000     $ 2,072,000
      Gaming.................................................       205,000         389,000
      Corporate and other....................................     1,161,000         495,000
                                                               ------------     -----------
              Total..........................................  $  6,492,000     $ 2,956,000
                                                               ============     ===========

     The Trust is an owner/lessor of real property and does not "operate" in different segments, and is therefore not subject to disclosure by segment. The Trust's net investment (initial cost less accumulated depreciation and provision for loss) in the two Las Vegas hotel/casinos was $20,547,000 at December 31, 1995. The Trust sold its interest in the two properties during 1996.

                             STARWOOD LODGING TRUST
                        AND STARWOOD LODGING CORPORATION

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

17.  SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                COMBINED                         TRUST                       CORPORATION
                      ----------------------------     -------------------------     ----------------------------
                          1996            1995            1996          1995             1996            1995
                      ------------     -----------     -----------   -----------     ------------     -----------
First Quarter
  Revenue...........  $ 54,885,000     $32,138,000     $17,598,000   $ 8,576,000     $ 50,619,000     $29,492,000
  Net income
    (loss)..........     4,090,000         348,000(2)    7,142,000       652,000(2)    (3,052,000)       (304,000)
  Net income (loss)
    per share/
    Paired Share....          0.20            0.11            0.35          0.21            (0.15)          (0.10)
Second Quarter
  Revenue...........  $ 71,502,000     $37,630,000     $17,051,000   $ 9,448,000     $ 68,116,000     $34,789,000
  Net income........     9,598,000(1)      978,000       5,600,000       560,000        3,998,000(1)      418,000
  Net income
    per share/
    Paired Share....          0.41            0.32            0.24          0.18             0.17            0.14
Third Quarter
  Revenue...........  $108,354,000     $42,379,000     $27,789,000   $11,751,000     $106,187,000     $39,007,000
  Net income
    (loss)..........     6,099,000       3,469,000(3)    7,608,000     3,479,000(3)    (1,509,000)        (10,000)
  Net income (loss)
    per share/
    Paired Share....          0.19            0.17            0.23          0.17            (0.05)           0.00
Fourth Quarter
  Revenue...........  $193,797,000     $49,569,000     $52,621,000   $14,248,000     $185,234,000     $45,896,000
  Net income
    (loss)..........     7,164,000       4,175,000      13,239,000     6,018,000       (6,075,000)     (1,843,000)
  Net income (loss)
    per share/
    Paired Share....          0.17            0.20            0.32          0.29            (0.15)          (0.09)

---------------

(1) During the quarter ended June 30, 1996, the Corporation recorded an extraordinary gain of $1,077,000 (net of minority interest of $413,000) relating to extinguishment of debt (see Note 3).

(2) During the quarter ended March 31, 1995, the Trust recorded an extraordinary gain of $363,000 (net of minority interest of $921,000) related to the extinguishment of debt (see Note 3).

(3) During the quarter ended September 30, 1995, the Trust recorded an extraordinary loss of $2,518,000 (net of minority interest of $1,084,000) related to the extinguishment of debt under the 1995 Credit Agreement which was terminated during the year (see Note 3).

18.  COMBINED PRO FORMA FINANCIAL INFORMATION (UNAUDITED)

     Due to the impact of the 30 hotels acquired by the Company in 1996, the April Offering, and the August Offering, the following combined pro forma statements of operations are presented to supplement the historical statements of operations. These combined pro forma statements reflect the 1996 Offerings and certain property acquisitions as if they occurred on January 1, 1995:

                                                                         YEAR ENDED DECEMBER 31,
                                                                         -----------------------
                                                                           1996           1995
                                                                         --------       --------
                                                                         COMBINED (IN THOUSANDS,
                                                                            EXCEPT PER SHARE
                                                                                AMOUNTS)
                                                                         -----------------------
        Revenues.....................................................    $602,186       $467,651
        Net income (loss)............................................      30,759         35,855
        Net income (loss) per share..................................    $   0.76       $   1.39

                             STARWOOD LODGING TRUST
                        AND STARWOOD LODGING CORPORATION

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

19.  SUBSEQUENT EVENTS (UNAUDITED)

     On January 8, 1997, the Company completed the purchase of the 220-room Deerfield Beach Hilton Hotel, located in Deerfield Beach, Florida, for $11.5 million.

     On January 17, 1997, the Company completed the purchase of the 263-room Radisson Hotel Denver South, located in Denver, Colorado, for $21.75 million.

     On January 27, 1997, the Company completed a three-for-two stock split in the form of a 50% paired share stock dividend.

     On February 14, 1997, the Company acquired HEI Hotels, LLC ("HEI"), a Westport, Connecticut-based hotel operating company, which currently manages 19 hotels, and ten hotel properties that HEI owned in a joint venture with PRISA II, an institutional real estate investment fund managed by Prudential Real Estate Investors. PRISA II and the owners of HEI received limited partnership interests in the Realty Partnership and the Operating Partnership exchangeable for approximately 6.548 million Paired Shares (after giving effect to the three-for-two stock split in January 1997) (valued for purposes of the transaction at approximately $215 million) of the Trust and Corporation, and $112 million in cash and notes.

     The HEI/PRISA II portfolio acquired by the Company contains ten hotel assets with 3,040 hotel rooms, located in Long Beach, California; Norfolk, Virginia; Baltimore, Maryland: Edison, New Jersey; Arlington, Virginia; Charleston, South Carolina; King of Prussia, Pennsylvania; Santa Rosa, California; Novi, Michigan; and Atlanta, Georgia. The nine additional HEI managed hotels, aggregating 2,297 rooms are located in Houston, Texas; Ontario, California; Grand Junction, Colorado; Danbury, Connecticut; Princeton, New Jersey; Smithtown, New York; Wilmington, Delaware; Bethesda, Maryland and Virginia Beach, Virginia.

     On February 20, 1997, the Realty Partnership guaranteed $39.5 million of tax exempt bonds issued by the Philadelphia authority. The Company received approximately $37.6 million in proceeds.

     On February 21, 1997, the Company completed the purchase of the 578-room Days Inn in Chicago, Illinois for approximately $48 million.

                                  SCHEDULE III

               REAL ESTATE AND ACCUMULATED DEPRECIATION -- TRUST
                               DECEMBER 31, 1996

                                                                                                     GROSS AMOUNT BOOK VALUE
                                                                         COSTS SUBSEQUENT TO          AT DECEMBER 31, 1996
                                                                             ACQUISITION          -----------------------------
        STARWOOD LODGING TRUST             INITIAL COST TO COMPANY     ------------------------       (1)             (1)
                                         ---------------------------                 BUILDING
                                                        BUILDING AND                    AND                       BUILDING AND
              DESCRIPTION                    LAND       IMPROVEMENTS      LAND      IMPROVEMENTS      LAND        IMPROVEMENTS
---------------------------------------  ------------   ------------   ----------   -----------   ------------   --------------
HOTEL ASSETS:
Embassy Suites -- Phoenix, AZ..........  $  2,889,000   $ 11,658,000                $   675,000   $  2,889,000   $   12,333,000
Embassy Suites -- Tempe, AZ............     1,000,000     14,458,000                    (82,000)     1,000,000       14,376,000
Hotel Park Tucson -- Tucson, AZ........     1,800,000      7,911,000                                 1,800,000        7,911,000
Plaza Hotel & Conference
  Center -- Tucson, AZ.................       350,000      4,357,000                    229,000        350,000        4,586,000
Westin LAX Airport -- Los Angeles,
  CA...................................     8,800,000     22,397,000                                 8,800,000       22,397,000
Westwood Marquis -- Los Angeles, CA....     3,300,800     29,707,200                                 3,300,800       29,707,200
Embassy Suites -- Palm Desert, CA......     2,790,000      9,309,000                                 2,790,000        9,309,000
Doubletree Hotel -- Rancho Bernardo,
  CA...................................     1,256,000      6,275,000                                 1,256,000        6,275,000
Vagabond Inn -- Rosemead, CA...........       700,000      2,100,000                                   700,000        2,100,000
Vagabond Inn -- Sacramento, CA.........       700,000      3,200,000                                   700,000        3,200,000
Vagabond Inn -- Woodland Hills, CA.....     1,200,000      3,200,000                                 1,200,000        3,200,000
Westin Horton Plaza -- San Diego, CA...     6,500,000     35,732,000                                 6,500,000       35,732,000
Clarion Hotel SFO Airport -- Millbrae,
  CA...................................     7,210,000     19,537,000                                 7,210,000       19,537,000
Doubletree Cypress Creek -- Ft.
  Lauderdale, FL.......................     3,050,000     17,718,000                                 3,050,000       17,718,000
Wyndham Ft. Lauderdale Airport -- Ft.
  Lauderdale, FL.......................     2,910,000     17,017,000                                 2,910,000       17,017,000
Radisson Hotel -- Gainesville, FL......     1,002,000      3,759,000                  1,689,000      1,002,000        5,448,000
Westin Airport -- Tampa, FL............     2,340,000     16,941,000                                 2,340,000       16,941,000
Holiday Inn -- Albany, GA..............       796,000      4,980,000                    187,000        796,000        5,167,000
Lenox Hill Inn -- Atlanta, GA..........     4,383,000      4,197,000                     33,000      4,383,000        4,230,000
Marque of Atlanta -- Atlanta, GA.......     3,780,000     15,777,000                                 3,780,000       15,777,000
Sheraton Colony Square
  Hotel -- Atlanta, GA.................     2,000,000     25,285,000                     64,000      2,000,000       25,349,000
Terrace Garden Inn -- Atlanta, GA......     5,875,000     19,944,000                     59,000      5,875,000       20,003,000
Westin North at Perimeter -- Atlanta,
  GA...................................     5,370,000     41,977,000                                 5,370,000       41,977,000
Best Western Historic
  District -- Savannah, GA.............       431,000      3,745,000                    255,000        431,000        4,000,000
Arlington Park Hilton -- Arlington
  Heights, IL..........................     5,500,000      6,877,000                                 5,500,000        6,877,000
Harvey Hotel -- Wichita, KS............       341,000      3,571,000                     17,000        341,000        3,588,000


        STARWOOD LODGING TRUST                (3)
                                          ACCUMULATED
                                         DEPRECIATION &     YEAR OF        DATE
              DESCRIPTION                 AMORTIZATION    CONSTRUCTION   ACQUIRED   LIFE
---------------------------------------  --------------   ------------   ---------  ----
HOTEL ASSETS:
Embassy Suites -- Phoenix, AZ..........   $  4,484,000      1981          12/13/83   35
Embassy Suites -- Tempe, AZ............        981,000      1984          07/25/95   35
Hotel Park Tucson -- Tucson, AZ........        203,000      1986          08/16/96   35
Plaza Hotel & Conference
  Center -- Tucson, AZ.................      1,370,000      1971          09/16/86   35
Westin LAX Airport -- Los Angeles,
  CA...................................        548,000      1986          08/12/96   35
Westwood Marquis -- Los Angeles, CA....                     1969          12/31/96   35
Embassy Suites -- Palm Desert, CA......        266,000      1985          08/16/96   35
Doubletree Hotel -- Rancho Bernardo,
  CA...................................        945,000      1988          01/01/95   35
Vagabond Inn -- Rosemead, CA...........        555,000      1974          09/16/86   35
Vagabond Inn -- Sacramento, CA.........        797,000      1975          09/16/86   35
Vagabond Inn -- Woodland Hills, CA.....        797,000      1973          09/16/86   35
Westin Horton Plaza -- San Diego, CA...        794,000      1987          08/12/96   35
Clarion Hotel SFO Airport -- Millbrae,
  CA...................................        560,000      1962          04/25/96   35
Doubletree Cypress Creek -- Ft.
  Lauderdale, FL.......................        817,000      1985          04/26/96   35
Wyndham Ft. Lauderdale Airport -- Ft.
  Lauderdale, FL.......................        176,000      1985          08/12/96   35
Radisson Hotel -- Gainesville, FL......      1,491,000      1974          11/24/86   35
Westin Airport -- Tampa, FL............        659,000      1987          04/26/96   35
Holiday Inn -- Albany, GA..............      1,118,000      1989          06/08/89   35
Lenox Hill Inn -- Atlanta, GA..........        305,000      1965          10/31/95   35
Marque of Atlanta -- Atlanta, GA.......        570,000      1980          08/16/96   35
Sheraton Colony Square
  Hotel -- Atlanta, GA.................      1,900,000      1973          07/18/95   35
Terrace Garden Inn -- Atlanta, GA......      1,454,000      1975          10/31/95   35
Westin North at Perimeter -- Atlanta,
  GA...................................        951,000      1986          08/12/96   35
Best Western Historic
  District -- Savannah, GA.............      1,802,000      1971          12/11/86   35
Arlington Park Hilton -- Arlington
  Heights, IL..........................        102,000      1968          08/16/96   35
Harvey Hotel -- Wichita, KS............        233,000      1974          01/01/95   35

                                                                     (continued)

               REAL ESTATE AND ACCUMULATED DEPRECIATION -- TRUST
                               DECEMBER 31, 1996

                                                                                                     GROSS AMOUNT BOOK VALUE
                                                                         COSTS SUBSEQUENT TO          AT DECEMBER 31, 1996
                                                                             ACQUISITION          -----------------------------
        STARWOOD LODGING TRUST             INITIAL COST TO COMPANY     ------------------------       (1)             (1)
                                         ---------------------------                 BUILDING
                                                        BUILDING AND                    AND                       BUILDING AND
              DESCRIPTION                    LAND       IMPROVEMENTS      LAND      IMPROVEMENTS      LAND        IMPROVEMENTS
---------------------------------------  ------------   ------------   ----------   -----------   ------------   --------------
HOTEL ASSETS:
Doubletree French Quarter Suites --
  Lexington, KY........................     1,237,000      9,573,000                      8,000      1,237,000        9,581,000
Park Plaza -- Boston, MA...............     9,705,100     87,345,900                                 9,705,100       87,345,900
Sheraton Hotel -- Needham, MA..........     3,040,000     14,167,000                                 3,040,000       14,167,000
Westin Hotel -- Waltham, MA............     5,000,000     31,703,000                                 5,000,000       31,703,000
Holiday Inn Calverton -- Beltsville,
  MD...................................     1,636,000      8,489,000        9,000        51,000      1,645,000        8,540,000
Bay Valley Resort -- Bay City, MI......     2,500,000      5,472,000        1,000     1,229,000      2,501,000        6,701,000
Doubletree Mall of
  America -- Bloomington, MN...........     2,890,000     30,491,000                                 2,890,000       30,491,000
Sheraton Hotel
  Metrodome -- Minneapolis, MN.........     4,537,000     13,759,000                                 4,537,000       13,759,000
Embassy Suites -- St. Louis, MO........     2,330,000     14,895,000                                 2,330,000       14,895,000
Ritz Carlton -- Kansas, MO.............     9,420,000     29,990,000                                 9,420,000       29,990,000
Omni Europa -- Chapel Hill, NC.........       500,000      8,920,000                     82,000        500,000        9,002,000
Marriott Forrestal
  Village -- Princeton, NJ.............     3,150,000     14,724,000                                 3,150,000       14,724,000
Best Western Airport
  Inn -- Albuquerque,
  NM...................................                    5,165,000                     52,000                       5,217,000
Best Western -- Las Cruces, NM.........     1,150,000      3,295,000     (290,000)       53,000        860,000        3,348,000
Doral Court -- New York, NY............     1,718,600     15,467,400                                 1,718,600       15,467,400
Doral Inn -- New York, NY..............     3,112,000                                                3,112,000
Doral Tuscany -- New York, NY..........     1,703,900     15,335,100                                 1,703,900       15,335,100
Days Inn City Center -- Portland, OR...     1,900,000      3,768,000      120,000       329,000      2,020,000        4,097,000
Riverside Inn -- Portland, OR..........     1,300,000      3,375,000      120,000       273,000      1,420,000        3,648,000
Doubletree Guest
  Suites -- Philadelphia, PA...........     2,850,000     12,400,000                                 2,850,000       12,400,000
Hilton Hotel -- Allentown, PA..........     1,200,000      5,343,000                                 1,200,000        5,343,000
Days Inn -- Philadelphia, PA...........     1,900,000      1,672,000                                 1,900,000        1,672,000
Ritz Carlton -- Philadelphia, PA.......     5,220,000     25,072,000                                 5,220,000       25,072,000
Park Central -- Dallas, TX.............                   11,832,000    1,830,000     5,831,000      1,830,000       17,663,000
Best Western Airport Inn -- El Paso,
  TX...................................     1,400,000      3,409,000                    113,000      1,400,000        3,522,000
Doubletree Guest Suites DFW -- Irving,
  TX...................................     3,080,000     21,707,000                                 3,080,000       21,707,000


        STARWOOD LODGING TRUST                (3)
                                          ACCUMULATED
                                         DEPRECIATION &     YEAR OF        DATE
              DESCRIPTION                 AMORTIZATION    CONSTRUCTION   ACQUIRED   LIFE
---------------------------------------  --------------   ------------   ---------  ----
HOTEL ASSETS:
Doubletree French Quarter Suites --
  Lexington, KY........................      1,158,000      1989          01/01/95   35
Park Plaza -- Boston, MA...............      5,208,000      1927          01/24/96   35
Sheraton Hotel -- Needham, MA..........        384,000      1986          08/16/96   35
Westin Hotel -- Waltham, MA............        598,000      1990          08/12/96   35
Holiday Inn Calverton -- Beltsville,
  MD...................................        785,000      1987          11/30/95   35
Bay Valley Resort -- Bay City, MI......      2,202,000      1973          05/10/84   35
Doubletree Mall of
  America -- Bloomington, MN...........        785,000      1975          08/12/96   35
Sheraton Hotel
  Metrodome -- Minneapolis, MN.........        406,000      1980          09/05/96   35
Embassy Suites -- St. Louis, MO........        441,000      1985          08/16/96   35
Ritz Carlton -- Kansas, MO.............        898,000      1973          08/12/96   35
Omni Europa -- Chapel Hill, NC.........      1,183,000      1981          04/07/95   35
Marriott Forrestal
  Village -- Princeton, NJ.............        263,000      1987          08/29/96   35
Best Western Airport
  Inn -- Albuquerque,
  NM...................................      1,359,000      1980          09/16/86   35
Best Western -- Las Cruces, NM.........        927,000      1974          09/16/86   35
Doral Court -- New York, NY............        158,000      1927          09/19/96   35
Doral Inn -- New York, NY..............                     1927          09/20/95   35
Doral Tuscany -- New York, NY..........         97,000      1935          09/19/96   35
Days Inn City Center -- Portland, OR...      1,254,000      1962          09/16/86   35
Riverside Inn -- Portland, OR..........      1,108,000      1964          09/16/86   35
Doubletree Guest
  Suites -- Philadelphia, PA...........        396,000      1985          06/03/96   35
Hilton Hotel -- Allentown, PA..........        167,000      1981          08/16/96   35
Days Inn -- Philadelphia, PA...........                     1984          07/01/96   35
Ritz Carlton -- Philadelphia, PA.......        461,000      1990          08/12/96   35
Park Central -- Dallas, TX.............      4,924,000      1972          09/09/88   35
Best Western Airport Inn -- El Paso,
  TX...................................      1,013,000      1974          09/16/86   35
Doubletree Guest Suites DFW -- Irving,
  TX...................................      1,050,000      1985          04/26/96   35

                                                                     (continued)

               REAL ESTATE AND ACCUMULATED DEPRECIATION -- TRUST
                               DECEMBER 31, 1996

                                                                         COSTS SUBSEQUENT TO
                                                                                                     GROSS AMOUNT BOOK VALUE
                                                                                                      AT DECEMBER 31, 1996
                                                                             ACQUISITION          -----------------------------
        STARWOOD LODGING TRUST             INITIAL COST TO COMPANY     ------------------------       (1)             (1)
                                         ---------------------------                 BUILDING
                                                        BUILDING AND                    AND                       BUILDING AND
              DESCRIPTION                    LAND       IMPROVEMENTS      LAND      IMPROVEMENTS      LAND        IMPROVEMENTS
                                         ------------   ------------   ----------   -----------   ------------   --------------
HOTEL ASSETS:
Residence Inn Tyson's Corner -- Vienna,
  VA...................................     1,418,000      4,119,000                    468,000      1,418,000        4,587,000
Tyee Hotel -- Olympia, WA(2)...........     1,008,000      1,562,000      (63,000)    1,065,000        945,000        2,627,000
Days Inn Town Center -- Seattle, WA....                    1,733,000                     43,000                       1,776,000
Meany Tower Hotel -- Seattle, WA(2)....     1,700,000      6,270,000      120,000       282,000      1,820,000        6,552,000
Sixth Avenue Inn -- Seattle, WA........                    2,720,000                     48,000                       2,768,000
Capitol Hill Suites -- Washington,
  D.C..................................     1,276,000      6,868,000                    173,000      1,276,000        7,041,000
Westin Hotel -- Washington, D.C........     8,470,000     22,422,000                                 8,470,000       22,422,000
                                         ------------   ------------   ----------   -----------   ------------   --------------
                                         $162,625,400   $794,692,600   $1,847,000   $13,226,000   $164,472,400   $  807,918,600
                                         ============   ============   ==========   ===========   ============
                                                                                    Land......................      164,472,400
                                                                                    Furniture, fixtures &            85,717,000
                                                                                    equipment.................
                                                                                    Construction in                  16,939,000
                                                                                    progress..................
                                                                                                                 --------------
                                                                                                                 $1,075,047,000
                                                                                                                 ==============


        STARWOOD LODGING TRUST                (3)
                                          ACCUMULATED
                                         DEPRECIATION &     YEAR OF        DATE
              DESCRIPTION                 AMORTIZATION    CONSTRUCTION   ACQUIRED   LIFE
                                         --------------   ------------   ---------  ----
HOTEL ASSETS:
Residence Inn Tyson's Corner -- Vienna,
  VA...................................      1,621,000      1984          07/01/84   35
Tyee Hotel -- Olympia, WA(2)...........        680,000      1961          02/17/87   35
Days Inn Town Center -- Seattle, WA....      1,561,000      1957          09/16/86   13
Meany Tower Hotel -- Seattle, WA(2)....      1,985,000      1932          09/16/86   35
Sixth Avenue Inn -- Seattle, WA........      2,295,000      1959          09/16/86   13
Capitol Hill Suites -- Washington,
  D.C..................................        828,000      1955          01/01/95   35
Westin Hotel -- Washington, D.C........      1,631,000      1984          01/04/96   35
                                           -----------
                                          $ 61,704,000

                                            12,419,000

                                           -----------
                                          $ 74,123,000
                                           ===========

---------------

(1) As of December 31, 1996, real estate and furniture, fixtures and equipment have a cost for federal income tax purposes which reasonably approximates their carrying value.
(2) Land costs represent costs allocated to leasehold interest in land.
(3) Includes reserve for losses discussed in Notes 1 and 3 of Notes to the Financial Statements.

                                                                     (Continued)

                          REAL ESTATE AND ACCUMULATED
                             DEPRECIATION -- TRUST

     A reconciliation of the Trust's investment in real estate, furniture and fixtures and related accumulated depreciation is as follows:

                                                                   YEAR ENDED DECEMBER 31
                                                            ------------------------------------
                                                               1996          1995         1994
                                                            ----------     --------     --------
                                                                       (IN THOUSANDS)
REAL ESTATE AND FURNITURE AND FIXTURES:
Balance at beginning of period............................  $  305,637     $188,608     $224,170
Additions during period:
  Acquisitions............................................     803,895      100,749
  Contributed properties..................................                   30,642
  Improvements............................................      15,661        4,660        2,270
  Transfer of Properties..................................       4,014
Deductions during period:
  Sale of properties......................................     (54,160)                  (37,832)
  Transfer of properties..................................                  (19,022)
                                                            ----------     --------     --------
Balance at end of period..................................  $1,075,047     $305,637     $188,608
                                                            ==========     ========     ========
ACCUMULATED DEPRECIATION:
Balance at beginning of period............................  $   64,027     $ 71,899     $ 94,252
Additions during period:
  Depreciation expense....................................      39,137        7,674        5,205
  Contributed properties..................................                      890
  Transfer of properties..................................         116
Deductions during period:
  Sale of properties......................................     (29,157)                  (27,997)
  Transfer of properties..................................                  (16,436)
Provision for investment losses:
  Jacksonville, FL........................................                                   389(1)
  Fayetteville, NC........................................                                    50(1)
                                                            ----------     --------     --------
Balance at end of period..................................  $   74,123     $ 64,027     $ 71,899
                                                            ==========     ========     ========

                                                                     (continued)

---------------
(1) Provision for loss was recorded as a result of the difference between NBV of properties which had been identified for sale and their estimated fair value.

            REAL ESTATE AND ACCUMULATED DEPRECIATION -- CORPORATION
                               DECEMBER 31, 1996

                                                                                                               GROSS
                                                                                                               AMOUNT
                                                                                                             BOOK VALUE
                                                                                                                 AT
                                                                                      COSTS SUBSEQUENT TO     DECEMBER
                                                          INITIAL COST TO COMPANY         ACQUISITION         31, 1996
                                                         -------------------------   ---------------------   ----------
             STARWOOD LODGING CORPORATION                             BUILDING AND            BUILDING AND      (1)
                      DESCRIPTION                           LAND      IMPROVEMENTS    LAND    IMPROVEMENTS      LAND
-------------------------------------------------------  ----------   ------------   ------   ------------   ----------
HOTEL ASSETS:
Embassy Suites -- Phoenix, AZ..........................                                        $   45,000
Plaza Hotel & Conference Center -- Tucson, AZ..........                   595,000                 383,000
Westin Horton Plaza -- San Diego, CA...................                                            20,000
Radisson Hotel -- Gainesville, FL......................                                            41,000
Holiday Inn -- Albany, GA..............................                                            64,000
Best Western Historic District -- Savannah, GA.........                                            47,000
Midland Hotel -- Chicago, IL...........................                17,215,000
Doubletree French Quarter Suites -- Lexington, KY......                                           207,000
Westin -- Waltham, MA..................................                                            12,000
Bay Valley Resort -- Bay City, MI......................                                           222,000
Omni Europa -- Chapel Hill, NC.........................                                            97,000
Radisson Marque -- Winston-Salem, NC...................     610,000     6,088,000                               610,000
Best Western Airport Inn -- Albuquerque, NM............                   325,000                  47,000
Best Western -- Las Cruces, NM.........................                                           252,000
Doral Inn -- New York, NY..............................                33,948,000                  50,000
Days Inn City Center -- Portland, OR...................                 2,185,000                  78,000
Riverside Inn -- Portland, OR..........................                 2,210,000     1,000        25,000         1,000
Doubletree Guest Suites -- Philadelphia, PA............                                           177,000
Park Central -- Dallas, TX.............................                                         1,840,000
Best Western Airport Inn -- El Paso, TX................                                            18,000
Residence Inn Tyson's Corner -- Vienna, VA.............                                            55,000
Tyee Hotel -- Olympia, WA..............................                                             3,000
Days Inn Town Center -- Seattle, WA....................                   433,000                 204,000
Meany Tower Hotel -- Seattle, WA.......................                 3,739,000                  96,000
Sixth Avenue Inn -- Seattle, WA........................                 1,539,000                 124,000
Marriott Hotel -- Milwaukee, WI(3).....................   2,500,000    17,422,000               3,661,000     2,500,000
Capitol Hill Suites -- Washington, D.C.................                                            64,000
Westin Hotel -- Washington, D.C........................                   345,000
                                                         ----------   -----------    ------    ----------    ----------
                                                         $3,110,000   $86,044,000    $1,000    $7,832,000    $3,111,000
                                                         ==========   ===========    ======    ==========    ==========





                                                            GROSS
                                                            AMOUNT
                                                          BOOK VALUE
                                                              AT
                                                         DECEMBER 31,
                                                             1996
                                                         ------------        (2)
                                                             (1)         ACCUMULATED
             STARWOOD LODGING CORPORATION                BUILDING AND   DEPRECIATION &     YEAR OF        DATE
                      DESCRIPTION                        IMPROVEMENTS    AMORTIZATION    CONSTRUCTION   ACQUIRED    LIFE
-------------------------------------------------------  ------------   --------------   ------------   ---------   ----
HOTEL ASSETS:
Embassy Suites -- Phoenix, AZ..........................  $     45,000                        1981        12/13/83    35
Plaza Hotel & Conference Center -- Tucson, AZ..........       978,000         752,000        1971        09/16/86    35
Westin Horton Plaza -- San Diego, CA...................        20,000                        1987        08/12/96    35
Radisson Hotel -- Gainesville, FL......................        41,000                        1974        09/16/86    35
Holiday Inn -- Albany, GA..............................        64,000                        1989        06/08/89    35
Best Western Historic District -- Savannah, GA.........        47,000                        1971        12/11/86    35
Midland Hotel -- Chicago, IL...........................    17,215,000       1,104,000        1934        03/22/96    35
Doubletree French Quarter Suites -- Lexington, KY......       207,000                        1989        01/01/95    35
Westin -- Waltham, MA..................................        12,000                        1990        08/12/96    35
Bay Valley Resort -- Bay City, MI......................       222,000                        1973        05/10/84    35
Omni Europa -- Chapel Hill, NC.........................        97,000                        1981        04/07/95    35
Radisson Marque -- Winston-Salem, NC...................     6,088,000                        1974        08/16/96    35
Best Western Airport Inn -- Albuquerque, NM............       372,000                        1980        09/16/86    35
Best Western -- Las Cruces, NM.........................       252,000                        1974        09/16/86    35
Doral Inn -- New York, NY..............................    33,998,000       1,000,000        1927        09/20/95    35
Days Inn City Center -- Portland, OR...................     2,263,000         608,000        1962        09/16/86    35
Riverside Inn -- Portland, OR..........................     2,235,000         591,000        1964        09/16/86    35
Doubletree Guest Suites -- Philadelphia, PA............       177,000          24,000        1985        06/03/96    35
Park Central -- Dallas, TX.............................     1,840,000                        1972        09/09/88    35
Best Western Airport Inn -- El Paso, TX................        18,000                        1974        09/16/86    35
Residence Inn Tyson's Corner -- Vienna, VA.............        55,000                        1984        07/01/84    35
Tyee Hotel -- Olympia, WA..............................         3,000                        1961        02/17/87    35
Days Inn Town Center -- Seattle, WA....................       637,000         308,000        1957        09/16/86    13
Meany Tower Hotel -- Seattle, WA.......................     3,835,000         957,000        1932        09/16/86    35
Sixth Avenue Inn -- Seattle, WA........................     1,663,000       1,087,000        1959        09/16/86    13
Marriott Hotel -- Milwaukee, WI(3).....................    21,083,000         598,000        1972        07/01/91    35
Capitol Hill Suites -- Washington, D.C.................        64,000                        1955        01/01/95    35
Westin Hotel -- Washington, D.C........................       345,000                        1984        01/04/96    35
                                                         ------------     -----------
                                                         $ 93,876,000    $  7,029,000

                     Land..............................     3,111,000
                     Furniture, fixtures & equipment...    68,395,000      41,128,000
                     Construction in progress..........     3,525,000
                                                         ------------     -----------
                                                         $168,907,000    $ 48,157,000
                                                         ============     ===========

---------------
(1) As of December 31, 1996, real estate and furniture, fixtures and equipment have a cost for federal income tax purposes which reasonably approximates their carrying value.

(2) Includes reserve for losses discussed in Notes 1 and 3 of Notes to the Financial Statements

(3) Land costs represent costs allocated to leasehold interest in
    land.                                                            (continued)

            REAL ESTATE AND ACCUMULATED DEPRECIATION -- CORPORATION

     A reconciliation of the Corporation's investment in real estate, furniture and fixtures and related accumulated depreciation is as follows:

                                                                   YEAR ENDED DECEMBER 31,
                                                              ---------------------------------
                                                                1996         1995        1994
                                                              --------     --------     -------
                                                                       (IN THOUSANDS)
REAL ESTATE AND FURNITURE AND FIXTURES:
Balance at beginning of period..............................  $134,722     $ 51,741     $54,790
Additions during period:
  Acquisitions..............................................    29,939       38,396
  Contributed properties....................................                  4,459
  Improvements..............................................    12,114       21,104         671
  Transfer of properties....................................                 19,022
Deductions during period:
  Transfer of properties....................................    (4,014)
  Sale of properties........................................    (3,854)                  (3,720)
                                                              --------     --------     -------
Balance at end of period....................................  $168,907     $134,722     $51,741
                                                              ========     ========     =======
ACCUMULATED DEPRECIATION:
Balance at beginning of year................................  $ 39,374     $ 17,266      17,459
Additions during period:
  Depreciation expense......................................    12,191        5,269       2,956
  Transfer of properties....................................                 16,436
  Contributed properties....................................                    403
Deductions during period:
  Transfer of properties....................................      (116)
  Sale of properties........................................    (3,292)                  (3,149)
                                                              --------     --------     -------
Balance at end of period....................................  $ 48,157     $ 39,374     $17,266
                                                              ========     ========     =======

                                  SCHEDULE IV

                         MORTGAGE LOANS ON REAL ESTATE
                               DECEMBER 31, 1996

                             STARWOOD LODGING TRUST

                                                          INTEREST       FINAL               PERIODIC            PRIOR
                     DESCRIPTION                            RATE        MATURITY             PAYMENT             LIENS
------------------------------------------------------  -------------   --------    --------------------------   -----
First Mortgages:
Vagabond Inns -- Modesto, CA..........................     10.00%       2006                          (2)        no
Ramada Inn -- Tucker, GA..............................      9.00%       1998             16,700       (3)        no
Quality Inn -- New Port Richey, FL and Quality Inn --       9.25%                        26,200
  Brunswick, GA.......................................                  2001                          (4)        no
Ramada Inn -- Fayetteville, NC........................      9.00%       2006              9,100       (5)        no
Ramada Inn -- Jacksonville, FL........................      9.00%       2001             18,500       (6)        no
Ramada Suites -- Secaucus, NJ.........................      (19)        1999         Adjustable       (7)        no
Bristol Suites -- Dallas, TX..........................      8.00%       2002            517,800     (8)(16)      no
Harvey DFW Airport Hotel -- Dallas, TX................      8.00%       2002            805,500     (8)(17)      no
Harvey Hotel, Addison -- Dallas, TX...................      8.00%       2002            431,500   (8)(18)(20)    no
Quality Inn -- Atlantic City, NJ......................  80% of prime    2010         Adjustable       (9)        no
Holiday Inn -- Milpitas, CA...........................      (24)        1997         Adjustable       (25)       no
King 8 -- Las Vegas, NV...............................      (26)        2000         Adjustable       (27)       no
Sheraton -- Stamford, CT..............................      (28)        (28)               (28)       (28)       (28)
Second Mortgages:
Bristol Suites -- Dallas, TX..........................   Prin. Only     2002              4,800     (10)(21)     yes
Harvey DFW Airport Hotel -- Dallas, TX................   Prin. Only     2002              1,800     (11)(21)     yes
Harvey Hotel, Addison -- Dallas, TX...................   Prin. Only     2002              1,900     (12)(21)     yes
Quality Inn -- Atlantic City, NJ (SCA Loan)...........      7.00%       1996              6,700       (13)       yes
Third Mortgages:
Quality Inn -- Atlantic City, NJ (Guerra Loan)........   1% + Prime     1996         Adjustable       (14)       yes
Fourth Mortgages:
Quality Inn -- Atlantic City, NJ (Marshall Loan)......   1% + Prime     1997         Adjustable       (15)       yes
Allowance for loan losses.............................
Intercompany Mortgage Loans
First Mortgages:
Milwaukee Marriott -- Milwaukee, WI (Aetna)...........      10.5%       1997                          (22)       no
Milwaukee Marriott -- Milwaukee, WI (Aetna
  Addition)...........................................                   1997                         (22)       yes
Doral Inn -- New York, NY.............................      9.5%        2006                          (23)       no
Midland Hotel -- Chicago, IL..........................      10.0%       1999                          (27)       no
Third Mortgages:
Milwaukee Marriott -- Milwaukee, WI...................      10.5%       1997                          (22)       yes
Fourth Mortgages:
Milwaukee Marriott -- Milwaukee, WI...................      10.5%       1997                          (22)       yes

                                                                                         PRINCIPAL AMOUNT
                                                          ORIGINAL                       OF LOANS SUBJECT
                                                            FACE          CARRYING         TO DELINQUENT
                                                         AMOUNT OF       AMOUNT OF         PRINCIPAL OR
                     DESCRIPTION                         MORTGAGES      MORTGAGES(1)         INTEREST
------------------------------------------------------  ------------    ------------    -------------------
                                                        <
First Mortgages:
Vagabond Inns -- Modesto, CA..........................  $  1,995,000    $ 1,144,000
Ramada Inn -- Tucker, GA..............................     1,985,000      1,907,000
Quality Inn -- New Port Richey, FL and Quality Inn --
  Brunswick, GA.......................................     3,070,000      2,985,000
Ramada Inn -- Fayetteville, NC........................       800,000        719,000
Ramada Inn -- Jacksonville, FL........................     2,300,000      2,270,000
Ramada Suites -- Secaucus, NJ.........................    13,813,000      9,564,000
Bristol Suites -- Dallas, TX..........................    18,000,000     11,476,000
Harvey DFW Airport Hotel -- Dallas, TX................    28,000,000     17,832,000
Harvey Hotel, Addison -- Dallas, TX...................    11,250,000      7,146,000
Quality Inn -- Atlantic City, NJ......................    10,000,000      4,442,000
Holiday Inn -- Milpitas, CA...........................    16,250,000     13,741,000
King 8 -- Las Vegas, NV...............................     7,235,000      7,235,000
Sheraton -- Stamford, CT..............................           (28)    10,246,000
Second Mortgages:
Bristol Suites -- Dallas, TX..........................       190,000
Harvey DFW Airport Hotel -- Dallas, TX................        72,000
Harvey Hotel, Addison -- Dallas, TX...................        75,000
Quality Inn -- Atlantic City, NJ (SCA Loan)...........     1,350,000        134,000
Third Mortgages:
Quality Inn -- Atlantic City, NJ (Guerra Loan)........     1,335,000
Fourth Mortgages:
Quality Inn -- Atlantic City, NJ (Marshall Loan)......       225,000
Allowance for loan losses.............................                     (100,000)
                                                         -----------
                                                        $117,945,000    $90,741,000
                                                         ===========
Intercompany Mortgage Loans
First Mortgages:
Milwaukee Marriott -- Milwaukee, WI (Aetna)...........  $ 10,000,000    $ 8,824,000
Milwaukee Marriott -- Milwaukee, WI (Aetna
  Addition)...........................................                      421,000
Doral Inn -- New York, NY.............................    40,250,000     40,250,000
Midland Hotel -- Chicago, IL..........................    17,000,000     18,216,000
Third Mortgages:
Milwaukee Marriott -- Milwaukee, WI...................     1,000,000        991,000
Fourth Mortgages:
Milwaukee Marriott -- Milwaukee, WI...................    12,667,000     19,375,000
                                                         -----------
                                                        $ 80,917,000    $88,077,000
                                                         ===========

                                                                     (continued)

---------------
 (1) As of December 31, 1996 the aggregate cost (before allowance for loan losses) for federal income tax purposes is not significantly different from that used for book purposes.

 (2) The note provides for monthly payments of interest plus additional annual payments based on a percentage of the hotel's sales, a portion of which is applied to principal. On April 29, 1996, the borrower exercised its right under the terms of the note to extend the maturity of the note to June, 2006.

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

 (7) Principal and interest due monthly. Principal amount adjusts annually based on note schedule. Note carry amount net of $2,689,000 discount.

 (8) Principal and interest due quarterly based on note schedule.

 (9) Principal and interest due monthly based on note schedule. Note carrying amount net of $3,965,000 discount.

(10) Forty equal principal payments of $237,500 each of which the Realty Partnership has a 2% interest. Note carrying amount net of $152,000 allowance.

(11) Forty equal principal payments of $90,000 each of which the Realty Partnership has a 2% interest. Note carrying amount net of $58,000 allowance.

(12) Forty equal principal payments of $125,125 each of which the Realty Partnership has a 2% interest. Note carrying amount net of $70,000 allowance.

(13) Interest only, payable monthly. Note carrying amount net of $975,000 allowance.

(14) Interest only, payable monthly. Note carrying amount net of $1,444,000 allowance.

(15) Principal and interest payable monthly based on note schedule. Note carrying amount net of $213,000 allowance.

(16) Note carrying amount net of $3,758,000 discount.

(17) Note carrying amount net of $5,902,000 discount.

(18) Note carrying amount net of $2,339,000 discount.

(19) 90-Day Libor plus 1.25% or prime at borrower's option. At December 31, 1996, the rate was 6.81%

(20) A 25% participation on both the first and second mortgages was sold to a third party in 1995.

(21) The face amount represents the Realty Partnership's 2% interest in the mortgage loan. The remaining payment amounts are passed through to participants.

(22) On June 15, 1996 SLT extended the maturity of the notes to June 30, 1997.

(23) One hundred thirty-two equal installments of interest only. Principal and all accrued and unpaid interest due October 1, 2006.

(24) Lower of Bank of Boston prime plus 1.50% or 9.00%. At December 31, 1996, the rate was 9.00%

(25) Interest only, payable monthly. Note carrying amount net of $2,509,000 allowance.

(26) Step rate note, rate increases based on note schedule. At December 31, 1996 the rate was 13.50%.

(27) Interest only, payable monthly.

(28) First lien mortgage secured by the property. Note purchased at a significant discount. Borrower is in bankruptcy, with no payments being made under the note. The Company has not accrued any interest as of December 31, 1996.

                                                                     (Continued)

                        RECONCILIATION OF MORTGAGE LOANS

                                                                 YEAR ENDED DECEMBER 31,
                                                         ----------------------------------------
                                                             1996          1995          1994
                                                         ------------   -----------   -----------
Balance at beginning of period.........................  $ 79,261,000   $14,049,000   $11,642,000
Additions --
  New mortgage loans...................................    31,289,000    71,779,000     6,270,000
  Amortization of discount.............................     3,140,000     3,285,000
Deductions --
  Principal repayments.................................   (22,949,000)   (6,940,000)   (2,382,000)
  Allowance for loan loss..............................                  (2,912,000)     (320,000)
  Discount for pre-payment.............................                                   (55,000)(1)
  Proceeds from foreclosure sale.......................                                (1,106,000)(2)
                                                         ------------   -----------   -----------
Balance at end of period...............................  $ 90,741,000   $79,261,000   $14,049,000
                                                         ============   ===========   ===========
INTERCOMPANY MORTGAGE LOANS

                                                                 YEAR ENDED DECEMBER 31,
                                                         ----------------------------------------
                                                             1996          1995          1994
                                                         ------------   -----------   -----------
Balance at beginning of period.........................  $ 68,486,000   $16,916,000   $15,185,000
Additions --
  New mortgage loans...................................    18,216,000    50,073,000
  Amortization of discount.............................
  Other -- accrued interest(3).........................     2,055,000     2,010,000     1,731,000
Deductions --
  Principal repayments.................................      (680,000)     (513,000)
  Allowance for loan loss..............................
  Discount for pre-payment.............................
  Proceeds from foreclosure sale.......................
                                                         ------------   -----------   -----------
Balance at end of period...............................  $ 88,077,000   $68,486,000   $16,916,000
                                                         ============   ===========   ===========

---------------
(1) In 1994, the Trust discounted the note on the Spartanburg, South Carolina property as consideration for the early payoff of the note.

(2) In 1994, the Trust foreclosed on the Merrimack, New Hampshire property.

(3) Per mortgage loan agreement, the borrower is not required to pay monthly interest if the cash flows are insufficient. Thus, the Trust has accrued interest on the notes.