Form 10-K/A
period 1996-12-31
STARWOOD LODGING TRUST; STARWOOD LODGING CORP
filed 1997-04-25
CIK 48595, 316206

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  FORM 10-K/A

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

     Item 5 of the Joint Annual Report on Form 10-K for the year ended December 31, 1996 filed by Starwood Lodging Trust and Starwood Lodging Corporation is hereby amended to read in its entirety as follows:


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


RECENT SALES OF UNREGISTERED SECURITIES



     During the year ended December 31, 1996, the Trust and the Corporation issued 42,217 Paired Shares (as adjusted for the three-for-two stock split in January 1997) in exchange for a like number of limited partnership units of the Realty Partnership and the Operating Partnership. In addition, in partial consideration for the acquisition of the Doubletree Guest Suites and Days Inn in Philadelphia, Pennsylvania each of the Realty Partnership and the Operating Partnership issued 72,601 limited partnership units (as adjusted for the three-for-two split in January 1997). The limited partnership units in the Realty Partnership and the Operating Partnership are exchangeable for, at the option of the Trust and the Corporation, either cash, Paired Shares (at the rate of one Paired Share for a limited partnership unit of the Realty Partnership together with a limited partnership unit of the Operating Partnership) or a combination of cash and Paired Shares. The issuance of Paired Shares by the Trust and the Corporation and the issuance of limited partnership units by the Partnerships was each exempt from registration under the Securities Act of 1933, as amended (the "Securities Act"), pursuant to Section 4(2) of the Securities Act.

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


Date: April 24, 1997


     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.


               SIGNATURE                                  TITLE                       DATE
----------------------------------------  -------------------------------------  ---------------

/s/ BARRY S. STERNLICHT                   Chairman, Chief Executive Officer and   April 24, 1997
----------------------------------------    Trustee (Principal Executive
Barry S. Sternlicht                         Officer)

/s/ GARY M. MENDELL                       President and Trustee                   April 24, 1997
----------------------------------------
Gary M. Mendell

/s/ RONALD C. BROWN                       Senior Vice President and Chief         April 24, 1997
----------------------------------------    Financial Officer (Principal
Ronald C. Brown                             Financial and Accounting Officer)

/s/ STEVEN R. GOLDMAN                     Senior Vice President and Trustee       April 24, 1997
----------------------------------------
Steven R. Goldman

/s/ BRUCE W. DUNCAN                       Trustee                                 April 24, 1997
----------------------------------------
Bruce W. Duncan

/s/ MADISON F. GROSE                      Trustee                                 April 24, 1997
----------------------------------------
Madison F. Grose
/s/ ROGER S. PRATT                        Trustee                                 April 24, 1997
----------------------------------------
Roger S. Pratt

/s/ STEPHEN R. QUAZZO                     Trustee                                 April 24, 1997
----------------------------------------
Stephen R. Quazzo

/s/ WILLIAM E. SIMMS                      Trustee                                 April 24, 1997
----------------------------------------
William E. Simms

/s/ DANIEL H. STERN                       Trustee                                 April 24, 1997
----------------------------------------
Daniel H. Stern

                                   SIGNATURE

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          STARWOOD LODGING CORPORATION
                                          (Registrant)


Date: April 24, 1997                      By: /s/ ALAN M. SCHNAID

                                            ------------------------------------
                                            Alan M. Schnaid, Vice President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.


               SIGNATURE                                  TITLE                       DATE
----------------------------------------  -------------------------------------  ---------------


/s/ EARLE F. JONES                        Chairman of the Board of Directors      April 24, 1997
----------------------------------------    and Director
Earle F. Jones

/s/ ERIC A. DANZIGER                      President and Chief Executive Officer   April 24, 1997
----------------------------------------    (Principal Executive Officer and
Eric A. Danziger                            Director)

/s/ THEODORE W. DARNALL                   Executive Vice President and Chief      April 24, 1997
----------------------------------------    Operating Officer
Theodore W. Darnall

/s/ ALAN M. SCHNAID                       Vice President and Corporate            April 24, 1997
----------------------------------------    Controller (Principal Accounting
Alan M. Schnaid                             Officer)

/s/ JEAN-MARC CHAPUS                      Director                                April 24, 1997
----------------------------------------
Jean-Marc Chapus

/s/ JONATHAN D. EILIAN                    Director                                April 24, 1997
----------------------------------------
Jonathan D. Eilian
/s/ GRAEME W. HENDERSON                   Director                                April 24, 1997
----------------------------------------
Graeme W. Henderson

/s/ MICHAEL A. LEVEN                      Director                                April 24, 1997
----------------------------------------
Michael A. Leven

/s/ BARRY S. STERNLICHT                   Director                                April 24, 1997
----------------------------------------
Barry S. Sternlicht

/s/ DANIEL W. YIH                         Director                                April 24, 1997
----------------------------------------
Daniel W. Yih