Form 10-Q
period 1997-03-31
STARWOOD LODGING TRUST; STARWOOD LODGING CORP
filed 1997-05-08
CIK 48595, 316206

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

         [x] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended   March 31, 1997
                                                 ----------------------------

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

                  45,345,503 Shares of Beneficial Interest, par value $0.01 per share, of Starwood Lodging Trust paired with 45,345,503 Shares of Common Stock, par value $0.01 per share, of Starwood Lodging Corporation, outstanding as of May 5, 1997.

STARWOOD LODGING TRUST AND STARWOOD LODGING CORPORATION


PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

         The following financial statements of Starwood Lodging Trust and Starwood Lodging Corporation are provided pursuant to the requirements of this item.



                          INDEX TO FINANCIAL STATEMENTS

Starwood Lodging Trust and Starwood Lodging Corporation:

  Combined Consolidated Balance Sheets - As of March 31, 1997 and December 31,
     1996

  Combined Consolidated Statements of Operations - For the three months ended
     March 31, 1997 and 1996

  Combined Consolidated Statements of Cash Flows - For the three months ended
     March 31, 1997 and 1996

Starwood Lodging Trust:

  Consolidated Balance Sheets - As of March 31, 1997 and December 31, 1996

  Consolidated Statements of Operations - For the three months ended March 31,
     1997 and 1996

  Consolidated Statements of Cash Flows - For the three months ended March 31,
     1997and 1996

Starwood Lodging Corporation:

  Consolidated Balance Sheets - As of March 31, 1997 and December 31, 1996

  Consolidated Statements of Operations - For the three months ended March 31,
     1997 and 1996

  Consolidated Statements of Cash Flows - For the three months ended March 31,
     1997 and 1996

Notes to Financial Statements

             STARWOOD LODGING TRUST AND STARWOOD LODGING CORPORATION
                 UNAUDITED COMBINED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                         March 31,         December 31,
                                                                            1997               1996
                                                                        -----------        -----------
                                       ASSETS

Hotel assets held for sale - net ................................       $    29,233        $    21,644
Hotel assets - net ..............................................         1,544,546          1,100,030
                                                                        -----------        -----------
                                                                          1,573,779          1,121,674
Mortgage notes receivable - net .................................            89,580             90,741
Investments .....................................................                 8                948
                                                                        -----------        -----------
   Total real estate investments ................................         1,663,367          1,213,363
Cash and cash equivalents .......................................           148,169             25,426
Accounts, interest and rent receivable ..........................            56,988             43,278
Notes receivable - net ..........................................             2,800              2,930
Inventories, prepaid expenses and other assets ..................            25,324             27,743
                                                                        -----------        -----------
                                                                        $ 1,896,648        $ 1,312,740
                                                                        ===========        ===========

                             LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
Collateralized notes payable and revolving lines of credit ......       $   593,025        $   422,334
Mortgage and other notes payable ................................           129,354             57,232
Accounts payable and other liabilities ..........................            53,572             57,296
Distributions payable ...........................................            22,868             19,258
                                                                        -----------        -----------
                                                                            798,819            556,120
                                                                        -----------        -----------

Commitments and contingencies

MINORITY INTEREST ...............................................           254,451            163,959
                                                                        -----------        -----------

SHAREHOLDERS' EQUITY
Trust shares of beneficial interest at March 31, 1997 and
   December 31, 1996; $.01 par value; authorized 100,000,000
   shares; outstanding 46,031,000 and 40,078,000 at March 31,
   1997 and December 31, 1996, respectively .....................               416                401
Corporation common stock at March 31, 1997 and
   December 31, 1996; $.01 par value; authorized 100,000,000
   shares; outstanding 46,031,000 and 40,078,000 at March 31,
   1997 and December 31, 1996, respectively .....................               416                401
Additional paid-in capital ......................................         1,088,641            827,760
Distributions in excess of earnings .............................          (246,095)          (235,901)
                                                                        -----------        -----------
                                                                            843,378            592,661
                                                                        -----------        -----------
                                                                        $ 1,896,648        $ 1,312,740
                                                                        ===========        ===========


                 See accompanying notes to financial statements.

             STARWOOD LODGING TRUST AND STARWOOD LODGING CORPORATION
            UNAUDITED COMBINED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)

                                                       Three months ended March 31,
                                                       ----------------------------
                                                           1997          1996
                                                         --------       -------
REVENUE
Rooms ............................................       $106,973       $37,126
Food and beverage ................................         43,538         9,827
Other ............................................         11,666         3,349
                                                         --------       -------
  Total hotel revenue ............................        162,177        50,302
Gaming ...........................................          3,920         6,829
Interest from mortgage and other notes ...........          4,086         2,525
Rents from leased hotel properties and
  income from investments ........................            198           183
Management fees and other income .................          2,338           740
                                                         --------       -------
                                                          172,719        60,579
                                                         --------       -------
EXPENSES
Rooms ............................................         26,989         9,153
Food and beverage ................................         33,682         7,839
Other ............................................         57,051        18,590
                                                         --------       -------
  Total hotel expenses ...........................        117,722        35,582
Gaming ...........................................          4,089         5,835
Interest .........................................         10,491         3,223
Depreciation and amortization ....................         24,560         7,660
Administrative and general .......................          5,815         2,373
                                                         --------       -------
                                                          162,677        54,673
                                                         --------       -------
Income before minority interest ..................         10,042         5,906
Minority interest ................................          2,256         1,816
                                                         --------       -------
          NET INCOME .............................       $  7,786       $ 4,090
                                                         ========       =======
          NET INCOME PER PAIRED SHARE ............       $   0.18       $  0.20
                                                         ========       =======
Weighted Average Number of Paired Shares .........         44,313        20,697
                                                         ========       =======


                 See accompanying notes to financial statements.

             STARWOOD LODGING TRUST AND STARWOOD LODGING CORPORATION
            UNAUDITED COMBINED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                       Three months ended March 31,
                                                                       ----------------------------
                                                                            1997             1996
                                                                         ---------        ---------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss) ................................................       $   7,786        $   4,090
Adjustments to reconcile net income (loss) to net cash
  provided by operating activities:
  Minority interest ..............................................           2,256            1,816
  Depreciation and amortization ..................................          24,560            7,660
  Accretion of discount ..........................................          (1,418)            (780)
  Warrants and paired shares issued as compensation ..............             569               --
Changes in operating assets and liabilities:
  Increase in accounts receivable, inventories,
    prepaid expenses and other assets ............................         (12,862)          (6,169)
  Increase (decrease) in accounts payable and other liabilities ..          (3,872)           6,948
                                                                         ---------        ---------
            Net cash provided by operating activities ............          17,019           13,565
                                                                         ---------        ---------

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of hotel properties ..................................        (229,979)        (109,412)
Improvements and additions to hotel assets .......................         (20,665)              --
Purchase of investments ..........................................              --               (9)
Sales of investments .............................................             940               --
Net proceeds from sales of hotel assets ..........................              --              634
Purchase of mortgage and other notes receivable ..................              --          (20,113)
Principal received on mortgage and other notes receivable ........           2,816              941
                                                                         ---------        ---------
            Net cash used in investing activities ................        (246,888)        (127,959)
                                                                         ---------        ---------

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings under collateralized notes payable and
  revolving lines of credit ......................................         170,682           60,887
Borrowings under mortgage and other notes payable ................          98,000              467
Principal payments on mortgage and other notes payable ...........         (25,878)              --
Net proceeds from equity offerings ...............................         129,667               --
Contributed capital and adjustments...............................            (253)          76,068
Distributions paid ...............................................         (19,606)          (9,284)
                                                                         ---------        ---------
            Net cash provided by financing activities ............         352,612          128,138
                                                                         ---------        ---------


INCREASE IN CASH  AND CASH EQUIVALENTS ...........................         122,743           13,744
CASH AND CASH EQUIVALENTS  AT THE BEGINNING OF
 THE PERIOD ......................................................          25,426            9,332
                                                                         ---------        ---------
CASH AND CASH EQUIVALENTS AT THE END OF THE
 PERIOD ..........................................................       $ 148,169        $  23,076
                                                                         =========        =========


                 See accompanying notes to financial statements.

                             STARWOOD LODGING TRUST
                      UNAUDITED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                                   March 31,           December 31,
                                                                                      1997               1996
                                                                                   -----------        -----------
                                          ASSETS

Hotel assets held for sale - net ...........................................       $    19,715        $    12,615
Hotel assets - net .........................................................         1,433,350            988,309
                                                                                   -----------        -----------
                                                                                     1,453,065          1,000,924
Mortgage notes receivable - net ............................................            89,580             90,741
Mortgage notes receivable - Corporation ....................................            88,989             88,077
Investments ................................................................                 8                948
                                                                                   -----------        -----------
      Total real estate investments ........................................         1,631,642          1,180,690
Cash and cash equivalents ..................................................           124,272              3,810
Rent and interest  receivable ..............................................            14,509             12,617
Notes receivable - net .....................................................             1,980              2,237
Notes receivable - Corporation .............................................            36,185             17,741
Prepaid expenses and other assets ..........................................            13,987             16,271
                                                                                   ===========        ===========
                                                                                   $ 1,822,575        $ 1,233,366
                                                                                   ===========        ===========

                           LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
Collateralized notes payable and revolving lines of credit .................       $   593,025        $   422,334
Mortgage and other notes payable ...........................................           127,704             55,269
Accounts payable and other liabilities .....................................             9,588              9,200
Distributions payable ......................................................            22,769             19,258
                                                                                   -----------        -----------
                                                                                       753,086            506,061
                                                                                   -----------        -----------

Commitments and contingencies

MINORITY INTEREST ..........................................................           248,389            158,005
                                                                                   -----------        -----------

SHAREHOLDERS' EQUITY
Trust shares of beneficial interest at March 31, 1997 and
   December 31, 1996; $.01 par value; authorized 100,000,000 shares;
   outstanding 46,031,000 and 40,078,000 at March 31, 1997
   and December 31, 1996, respectively .....................................               416                401
Additional paid-in capital .................................................           986,759            729,276
Distributions in excess of earnings ........................................          (166,075)          (160,377)
                                                                                   -----------        -----------
                                                                                       821,100            569,300
                                                                                   ===========        ===========
                                                                                   $ 1,822,575        $ 1,233,366
                                                                                   ===========        ===========


                See accompanying notes to financial statements.

                             STARWOOD LODGING TRUST
                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                            Three months ended March 31,
                                                            ----------------------------
                                                                  1997          1996
                                                               -------       -------
REVENUE
Rents from Corporation .................................       $40,939       $13,520
Interest from Corporation ..............................         2,542         2,188
Interest from mortgage and other notes .................         4,086         2,504
Rents from other leased hotel properties and
   income from joint ventures ..........................           198           183
Other income ...........................................         1,322           406
                                                               -------       -------
                                                                49,087        18,801
                                                               -------       -------

EXPENSES
Interest ...............................................        10,459         3,168
Depreciation and amortization ..........................        20,234         3,386
Administrative and general .............................         2,213         1,188
                                                               -------       -------
                                                                32,906         7,742
                                                               -------       -------
Income before minority interest ........................        16,181        11,059
Minority interest ......................................         3,998         3,917
                                                               -------       -------
          NET INCOME ...................................       $12,183       $ 7,142
                                                               =======       =======
          NET INCOME PER SHARE .........................       $  0.28       $  0.35
                                                               =======       =======
Weighted Average Number of Shares ......................        44,313        20,697
                                                               =======       =======


                 See accompanying notes to financial statements.

                             STARWOOD LODGING TRUST
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                     Three months ended March 31,
                                                                     ----------------------------
                                                                         1997             1996
                                                                       ---------        ---------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income .....................................................       $  12,183        $   7,142
Adjustments to reconcile net income to net cash
  provided by operating activities:
  Minority interest ............................................           3,998            3,917
  Depreciation and amortization ................................          20,234            3,386
  Accretion of discount ........................................          (1,418)            (780)
  Deferred interest - Corporation ..............................            (998)             936
  Warrants and paired shares issued as compensation ............             528               --
Changes in operating assets and liabilities:
  Increase in rent and interest receivable,
      prepaid expenses and other assets ........................            (577)          (2,708)
  Increase (decrease) in accounts payable and other liabilities.             240           (1,356)
                                                                       ---------        ---------
            Net cash provided by operating activities ..........          34,190           10,537
                                                                       ---------        ---------

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of hotel properties ................................        (229,979)         (88,240)
Improvements and additions to hotel assets .....................         (16,716)              --
Purchase of investments ........................................              --               (9)
Sales of investments ...........................................             940               --
Net proceeds from sales of hotel assets ........................              --              634
Purchase of mortgage and other notes receivable ................              --          (20,113)
Principal received on mortgage and other notes receivable ......           2,682              925
Net change in notes receivable - Corporation ...................         (18,358)         (24,614)
                                                                       ---------        ---------
            Net cash used in investing activities ..............        (261,431)        (131,417)
                                                                       ---------        ---------

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings under collateralized notes payable and
  revolving lines of credit ....................................         170,682           60,887
Borrowings under mortgage and other notes payable ..............          98,000               --
Principal payments on mortgage and other notes payable .........         (25,565)              --
Net proceeds from equity offerings .............................         123,215               --
Contributed capital and adjustments ............................             977           76,169
Distributions paid .............................................         (19,606)          (9,284)
                                                                       ---------        ---------
            Net cash provided by financing activities ..........         347,703          127,772
                                                                       ---------        ---------

INCREASE IN CASH AND CASH EQUIVALENTS ..........................         120,462            6,892
CASH AND CASH EQUIVALENTS AT THE BEGINNING
  OF THE PERIOD ................................................           3,810              710
                                                                       ---------        ---------
CASH AND CASH EQUIVALENTS AT THE END OF THE
 PERIOD ........................................................       $ 124,272        $   7,602
                                                                       =========        =========


                See accompanying notes to financial statements.

                          STARWOOD LODGING CORPORATION
                      UNAUDITED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                           March 31,       December 31,
                                                                             1997             1996
                                                                           ---------        ---------
                                               ASSETS

Hotel assets held for sale - net ...................................       $   9,518        $   9,029
Hotel assets - net .................................................         111,196          111,721
                                                                           ---------        ---------
      Total real estate investments ................................         120,714          120,750
Cash and cash equivalents ..........................................          23,897           21,616
Accounts receivable ................................................          42,479           30,661
Notes receivable ...................................................             820              693
Inventories, prepaid expenses and other assets .....................          11,337           11,472
                                                                           ---------        ---------
                                                                           $ 199,247        $ 185,192
                                                                           =========        =========

                                LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
Mortgage and other notes payable ...................................       $   1,650        $   1,963
Mortgage notes payable - Trust .....................................          88,989           88,077
Notes payable - Trust ..............................................          36,185           17,741
Accounts payable and other liabilities .............................          43,984           48,096
Distributions payable ..............................................              99               --
                                                                           ---------        ---------
                                                                             170,907          155,877
                                                                           ---------        ---------

Commitments and contingencies

MINORITY INTEREST ..................................................           6,062            5,954
                                                                           ---------        ---------

SHAREHOLDERS' EQUITY
Corporation common stock at March 31, 1997 and
   December 31, 1996; $.01 par value; authorized 100,000,000
   shares; outstanding 46,031,000 and 40,078,000 at March 31,
   1997 and December 31, 1996, respectively ........................             416              401
Additional paid-in capital .........................................         101,882           98,484
Accumulated deficit ................................................         (80,020)         (75,524)
                                                                           ---------        ---------
                                                                              22,278           23,361
                                                                           ---------        ---------
                                                                           $ 199,247        $ 185,192
                                                                           =========        =========


                 See accompanying notes to financial statements.

                          STARWOOD LODGING CORPORATION
                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                      Three months ended March 31,
                                      ----------------------------
                                          1997            1996
                                        ---------        --------
REVENUE
Rooms ...........................       $ 106,973        $ 37,126
Food and beverage ...............          43,538           9,827
Other ...........................          11,666           3,349
                                        ---------        --------
  Total hotel revenue ...........         162,177          50,302
Gaming ..........................           3,920           6,829
Interest from notes receivable ..              --              21
Management fees and other income            1,016             334
                                        ---------        --------
                                          167,113          57,486
                                        ---------        --------

EXPENSES
Rooms ...........................          26,989           9,153
Food and beverage ...............          33,682           7,839
Other ...........................          57,051          18,590
                                        ---------        --------
  Total hotel expenses ..........         117,722          35,582
Gaming ..........................           4,089           5,835
Rent - Trust ....................          40,939          13,520
Interest - Trust ................           2,542           2,188
Interest - other ................              32              55
Depreciation and amortization ...           4,326           4,274
Administrative and general ......           3,602           1,185
                                        ---------        --------
                                          173,252          62,639
                                        ---------        --------
Loss before minority interest ...          (6,139)         (5,153)
Minority interest ...............          (1,742)         (2,101)
                                        ---------        --------
          NET LOSS ..............       $  (4,397)       $ (3,052)
                                        =========        ========

          NET LOSS PER SHARE ....       $   (0.10)       $  (0.15)
                                        =========        ========

Weighted Average Number of Shares          44,313          20,697
                                        =========        ========


                 See accompanying notes to financial statements.

                          STARWOOD LODGING CORPORATION
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                    Three months ended March 31,
                                                                    ----------------------------
                                                                        1997            1996
                                                                      --------        --------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss .......................................................      $ (4,397)       $ (3,052)
Adjustments to reconcile net loss to net cash provided by
  operating activities:
  Minority interest ............................................        (1,742)         (2,101)
  Depreciation and amortization ................................         4,326           4,274
  Deferred interest - Trust ....................................           998            (936)
  Paired shares issued as compensation .........................            41              --
Changes in operating assets and liabilities:
  Increase in accounts receivable, inventories,
    prepaid expenses and other assets ..........................       (12,285)         (3,461)
  Increase (decrease) in accounts payable and other liabilities.        (4,112)          8,304
                                                                      --------        --------
      Net cash provided by (used in) operating activities.......       (17,171)          3,028
                                                                      --------        --------

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of hotel properties ................................            --         (21,172)
Improvements and additions to hotel assets .....................        (3,949)             --
Principal received on notes receivable .........................           134              16
                                                                      --------        --------
      Net cash used in investing activities ....................        (3,815)        (21,156)
                                                                      --------        --------

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings under mortgage and other notes payable ..............            --             467
Principal payments on mortgage and other notes payable .........          (313)             --
Net proceeds from equity offerings .............................         6,452              --
Contributed capital and adjustments ............................        (1,230)           (101)
Net change in notes payable - Trust ............................        18,358          24,614
                                                                      --------        --------
      Net cash provided by financing activities ................        23,267          24,980
                                                                      --------        --------


INCREASE IN CASH AND CASH EQUIVALENTS ..........................         2,281           6,852
CASH AND CASH EQUIVALENTS AT THE BEGINNING
  OF THE PERIOD ................................................        21,616           8,622
                                                                      --------        --------
CASH AND CASH EQUIVALENTS AT THE END OF THE
  PERIOD .......................................................      $ 23,897        $ 15,474
                                                                      ========        ========


                 See accompanying notes to financial statements.

                           STARWOOD LODGING TRUST AND
                          STARWOOD LODGING CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

NOTE 1.  INTERIM FINANCIAL STATEMENTS

         The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q which mandate adherence to Rule 10-01 of Regulation S-X. Accordingly, these statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management of Starwood Lodging Trust (the "Trust") and Starwood Lodging Corporation (the "Corporation"), all adjustments necessary for a fair presentation, consisting only of normal recurring accruals, have been included. The financial statements presented herein have been prepared in accordance with the accounting policies described in the Registrants' Joint Annual Report on Form 10-K for the year ended December 31, 1996 and should be read in conjunction therewith.


NOTE 2.  BASIS OF PRESENTATION


         The Trust and the Corporation (together, the "Company") have unilateral control of SLT Realty Limited Partnership ("Realty") and SLC Operating Limited Partnership ("Operating"), respectively, and therefore, the historical financial statements of Realty and Operating are consolidated with those of the Trust and the Corporation, respectively. Unless the context otherwise requires, all references herein to the "Company" refer to the Trust and the Corporation, and all references to the "Trust" and to the "Corporation" include the Trust and the Corporation and those entities respectively owned or controlled by the Trust or the Corporation, including Realty and Operating. Information with respect to the shares of beneficial interest of the Trust which are paired with shares of common stock of the Corporation (the "Paired Shares"), has been adjusted to reflect a three-for-two stock split effective January 27, 1997. The total number of units outstanding in Realty and Operating was 58,908,013 at March 31, 1997.

         For the three months ended March 31, 1996, the Company accounted for its 58.2% investment in the joint venture that owns the Boston Park Plaza under the equity method of accounting. Beginning with the Company's Joint Annual Report on Form 10-K for the year ended December 31, 1996, the Company has consolidated the results from the Boston Park Plaza and, accordingly, has recorded a minority interest relating to the 41.8% third party minority interest in such joint venture. In addition, the Company has restated its results for the three months ended March 31, 1996 to reflect the consolidation of this investment.



NOTE 3.  HOTEL ASSETS

         On January 8, 1997, the Company completed the purchase of the 220-room Deerfield Beach Hilton Hotel, located in Deerfield Beach, Florida, for approximately $11.5 million in cash.

         On January 17, 1997, the Company completed the purchase of the 263-room Radisson Hotel Denver South, located in Denver, Colorado, for approximately $21.75 million in cash.

         On February 14, 1997, the Company acquired HEI Hotels, LLC ("HEI"), a Westport, Connecticut-based hotel operating company, which manages 19 hotels, and ten hotel properties (the "HEI Owned Hotels") that HEI owned in a joint venture with PRISA II, an institutional real estate investment fund managed by Prudential Real Estate Investors. Realty and Operating issued to PRISA II and the owners of HEI, limited partnership interests in Realty and Operating which are exchangeable for approximately 6.548 million Paired Shares of the Trust and Corporation (valued for purposes of the transaction at approximately $215 million), and paid $112 million in cash and notes in connection with the transaction.

         The HEI Owned Hotels consist of ten hotel assets (all of which are managed by HEI) with 3,040 hotel rooms, located in Long Beach, California; Norfolk, Virginia; Baltimore, Maryland; Edison, New Jersey; Arlington, Virginia; Charleston, South Carolina; King of Prussia, Pennsylvania; Santa Rosa, California; Novi, Michigan; and Atlanta, Georgia. The nine additional hotels managed by HEI (the "HEI Managed Hotels"), which contain a total of 2,297 rooms, are located in Houston, Texas; Ontario, California; Grand Junction, Colorado; Danbury, Connecticut; Princeton, New Jersey; Smithtown, New York; Wilmington, Delaware; Bethesda, Maryland and Virginia Beach, Virginia.

         On February 21, 1997, the Company completed the purchase of the 578-room Days Inn in Chicago, Illinois for approximately $48 million in cash.

         On March 11, 1997, the Company completed the purchase of the 120-suite Hermitage Suites Hotel in Nashville, Tennessee for approximately $15.8 million, comprised of limited partnership interests in Realty and Operating exchangeable for 233,106 Paired Shares of the Trust and the Corporation (valued for the purposes of this transaction at $9.4 million) and $6.4 million in cash.

         On March 12, 1997, the Company completed the purchase of the 100-room Hotel De La Poste in New Orleans, Louisiana for approximately $16.0 million in cash.

NOTE 4. TAX EXEMPT BONDS

         On February 20, 1997, the Company guaranteed bonds issued by The Philadelphia Authority for Industrial Development in the principal amount of $39.5 million due October, 2013 (the "Tax Exempt Bonds"). The Tax Exempt Bonds bear interest at a rate of 6.5% with no principal amortization, were issued at a discount to yield 6.7% and are secured by two hotels of the Company located at the Philadelphia International Airport. Net proceeds from the Tax Exempt Bonds of approximately $37.6 million were used to partially fund the acquisition of the 578-room Days Inn in Chicago, Illinois.


NOTE 5. OFFERINGS

         On March 26, 1997, the Company completed a public offering of 3,000,000 Paired Shares (the "March 1997 Offering"). Net proceeds from the March 1997 Offering of approximately $130.0 million were used, in part, to fund the acquisition of the hotels referred to in Note 8 below.

NOTE 6.  HOTEL ASSETS HELD FOR SALE

         At March 31, 1997, the Company's portfolio included six hotel properties which were held for sale. The six properties include the 293-room Radisson Marque Hotel in Winston-Salem, North Carolina, the 151-room Bay Valley Resort in Bay City, Michigan, the 155-room Tyee Hotel in Olympia, Washington, the 166-room Best Western in Las Cruces, New Mexico, the 175-room Best Western Airport in El Paso, Texas and the 142-room Best Western in Savannah, Georgia. On April 15, 1997, the Company sold the Radisson Marque Hotel in Winston-Salem for approximately $7.5 million in cash.



NOTE 7.  COMBINED PRO FORMA FINANCIAL INFORMATION


         Due to the impact of the 15 hotels acquired by the Company in the first quarter of 1997, the following combined pro forma statements of operations are presented to supplement the historical statements of operations. These combined pro forma statements reflect the acquisition of the HEI Owned Hotels as if they occurred on January 1, 1996:

                                                       Three months ended
                                                            March 31,
                                                   --------------------------
                                                     1997              1996
                                                   --------------------------
                                                    Combined (in thousands,
                                                    except per share amounts)
   Revenues ............................           $184,792           $82,840
   Net income (loss) ...................              9,341             6,877
   Net income (loss) per share .........           $   0.21           $  0.33


NOTE 8.  SUBSEQUENT EVENTS

         On April 3, 1997, the Company completed the purchase of the 264-suite Marriott Suites hotel in San Diego, California for approximately $32.5 million in cash. On April 4, 1997, the Company completed the purchase of the 129-room Tremont Hotel in Chicago, Illinois for approximately $14.4 million in cash. On May 7, 1997, the Company completed the purchase of the 172-room Raphael Hotel in Chicago, Illinois for approximately $17.8 million in cash.



NOTE 9.  IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

         In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No.128, Earnings Per Share (SFAS
128) which specifies the computation, presentation, and disclosure requirements for earnings per share. SFAS 128 replaces the presentation of primary and fully diluted EPS pursuant to Accounting Principles Board Opinion No. 15 Earnings Per Share (APB 15) with the presentation of basic and diluted EPS. Basic EPS excludes dilution and is computed by dividing net income available to common stockholders by the weighted average number of shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The Company is required to adopt SFAS

128 with its December 31, 1997 financial statements and restate all prior period EPS information. The Company will continue to accounts for EPS under APB 15 until that time.

         A summary of the Company's basic EPS and diluted EPS for the three months ended March 31 follows:

                                            1997                     1996
                              -------------------------------   ---------------
                                                                  Basic and
                                Basic EPS       Diluted EPS       Diluted EPS
                              ---------------  --------------   ---------------
   Trust                         $ 0.29           $ 0.28           $ 0.35
   Corporation                   $(0.10)          $(0.10)          $(0.15)
   Combined                      $ 0.19           $ 0.18           $ 0.20

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following Management's Discussion and Analysis should be read in conjunction with the Management's Discussion and Analysis included in the Company's Joint Annual Report on Form 10-K for the year ended December 31, 1996.


HISTORICAL RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996

THE TRUST

         Rents from the Corporation, which are based largely on hotel revenues, increased $27.4 million for the three months ended March 31, 1997, as compared to the corresponding period of 1996. The increase was primarily the result of rents earned by the Trust on 41 hotels containing approximately 12,500 rooms (the "Acquired Hotels") acquired by the Trust since April 1996. The investment in the Acquired Hotels (the 442-room Clarion Hotel located at the San Francisco Airport, the 308-suite Doubletree Guest Suites in Irving, Texas, the 254-suite Doubletree Guest Suites in Ft. Lauderdale, Florida, and the 260-room Westin in Tampa, Florida acquired in April 1996; the 177-room Days Inn in Philadelphia, Pennsylvania and 251-suite Doubletree Guest Suites in Philadelphia, Pennsylvania acquired in July 1996; the acquisition of a portfolio of 8 hotels owned by an institution (the "Institutional Portfolio"), the acquisition of a portfolio of 9 hotels owned by Hotels of Distinction Ventures, Inc. (the "HOD Portfolio") (excluding the 293-room Radisson Marque in Winston-Salem, North Carolina which was acquired by the Corporation), and the 294-room Marriott Forrestal Village in Princeton, New Jersey acquired in August 1996; the 121-room Doral Tuscany and the 199-room Doral Court in New York, New York acquired in September 1996; the 257-room Westwood Marquis in Los Angeles, California acquired in December 1996; the 220-room Deerfield Beach Hilton in Deerfield Beach, Florida and 263-room Radisson Denver South in Denver, Colorado acquired in January 1997; the HEI Owned Hotels and the 578-room Days Inn Chicago acquired in February 1997 and the 120-suite Hermitage Suites in Nashville, Tennessee and the 100-room Hotel De La Poste in New Orleans, Louisiana acquired in March 1997), accounted for increased rents of $27.9 million for the three months ended March 31, 1997, as compared to the corresponding period in 1996.

         In addition, rents earned by the Trust from continuously owned properties leased to the Corporation decreased by approximately $500,000 for the three months ended March 31, 1997, as compared to the corresponding period in 1996. The decrease was primarily the result of the sale of three hotel assets in 1996 (the Best Western in Columbus Ohio, and the Bourbon Street Hotel and Casino and the King 8 Hotel, Gambling Hall and Truck Plaza (the "King 8") both located in Las Vegas, Nevada).

         Interest from the Corporation increased by approximately $354,000 for the three months ended March 31, 1997, as compared to the corresponding period of 1996. The increase in interest income was primarily a result of interest paid on the first mortgage of the Midland Hotel in Chicago, Illinois which was acquired by the Corporation in March 1996.

         Interest from mortgage and other notes amounted to $4.1 million for the three months ended March 31, 1997, as compared to $2.5 million for the corresponding period in 1996. The increase resulted from the purchase during the third quarter of 1996 of debt, a portion of which is secured by the 305-room Holiday Inn in Milpitas, California and a first mortgage note secured by the King 8 which was sold in the fourth quarter of 1996. The increase was offset in part by principal amortization.

         Other income for the three months ended March 31, 1997 includes a $1.2 million gain (net of related expenses) realized in connection with the sale of securities.

         Interest expense increased by approximately $7.3 million for the three months ended March 31, 1997, as compared to the corresponding period of 1996. The increase was due to borrowings under two loan facilities and a term loan (the "Lehman Facilities") with Lehman Brothers, Inc. and certain of its affiliates ("Lehman Brothers"), and a loan facility with Goldman Sachs (the "Goldman Facility" and together with the Lehman Facilities, the "Lines of Credit"); a mortgage secured by the Doral Court and Doral Tuscany in New York, with the Sumitomo Trust and Banking Co., Ltd. (the "Doral Mortgage"); a mortgage secured by the Boston Park Plaza with the Life Insurance Company of Georgia (the "BPP Mortgage"); a short term loan with The Prudential Insurance Company of America on behalf of Prudential Property Investment Separate Accounts II; and the Tax Exempt Bonds, used to acquire the above mentioned properties offset by the net proceeds from two public offerings in 1996 and the March 1997 Offering.

         Depreciation and amortization expense increased by approximately $16.8 million during the three months ended March 31, 1997 as compared to the corresponding period of 1996, principally due to the acquisition of the Acquired Hotels.

         Administrative and general expenses for the three months ended March 31, 1997 increased by approximately $1.0 million to $2.2 million, as compared to $1.2 million for the corresponding period of 1996. The increase resulted predominantly from expenses incurred as a result of the awards granted under the Trust's Long-Term Incentive Plan, the hiring during the quarter of Gary M. Mendell as the President of the Trust, and the hiring in September 1996 of Steven R. Goldman as an officer the Trust (Mr. Goldman served as an officer of the Corporation until September 1996).

         Minority interest represents primarily the interest of the limited partners in Realty for the three months ended March 31, 1997, approximately $108,000 relating to the 41.8% minority interest of a third-party in the joint venture that owns the Boston Park Plaza hotel and approximately $82,000 relating to the 6.5% minority interest of a third-party in the joint venture that owns the Westwood Marquis.



THE CORPORATION

         Hotel revenues increased by approximately $111.9 million for the three months ended March 31, 1997, as compared to the corresponding period of 1996. The leasing and assumption of management of the Acquired Hotels and the addition of the 293-room Radisson Marque hotel in Winston-Salem, North Carolina and the 257-room Midland Hotel in Chicago, Illinois resulted in increases in hotel revenues of approximately $109.2 million for the three months ended March 31, 1997. The remaining increase of $2.7 million for the three months ended March 31, 1997 is attributable to other continuously owned properties.

         Hotel gross margin for the three months ended March 31, 1997, was $44.5 million, or 27.4% of hotel revenues, as compared to $14.7 million, or 29.3% of hotel revenues, for the same period of 1996. The decrease in gross margin was primarily due to the increase in the food and beverage revenue component of total hotel revenue (26.9% for the three months ended March 31, 1997 as compared to 19.5% for the same period in 1996) resulting from the Company's continued investment in full-service hotels offset, in part, by increases in revenue per available room ("REVPAR") and the termination of third-party management agreements.

         Gaming revenues for the three months ended March 31, 1997, as compared to the corresponding period of 1996, decreased by approximately $2.9 million to $3.9 million. Gaming gross margin for the three months ended March 31, 1997 was a loss of $170,000, as compared to a profit of $994,000 for the corresponding period in 1996.

         The decrease in gaming revenues and the decline in gaming gross margin predominately resulted from the sale of the Bourbon Street Hotel and Casino in September 1996. The real property of the King 8 was also sold in 1996 for approximately $18.8 million. The sale of the personal property of the King 8 for $3 million is scheduled to close following the receipt by the purchaser or his designee of required gaming approval. HICN, a subsidiary of the Corporation, leases the real property from the purchaser and has agreed to continue to operate the hotel and casino while the purchaser obtains required gaming licenses and approvals.

         Management fees and other income for the three months ended March 31, 1997 includes approximately $157,000 of management fee income from the joint venture that owns the Boston Park Plaza hotel and approximately $309,000 of management fee income from the HEI Managed Hotels.

         Administrative and general expenses for the three months ended March 31, 1997 increased to $3.6 million or 2.2% of revenues, as compared to $1.2 million or 2.1% of revenues for the corresponding period of 1996. The increase was primarily a result of increases in payroll costs commensurate with the Company's growth, the assumption of management of hotels previously operated by third-parties, and expenses incurred as a result of awards granted under the Corporation's Long-Term Incentive Plan.

         Depreciation and amortization expense increased by approximately $52,000 for the three months ended March 31, 1997, as compared to the corresponding period of 1996.

         Minority interest represents primarily the interest of the limited partners in Operating, a loss of $454,000 relating to the 41.8% minority interest of a third-party in the joint venture that owns the Boston Park Plaza hotel and approximately $7,000 relating to the 6.5% minority interest of a third party in the joint venture that owns the Westwood Marquis.

         For information with respect to rent and interest paid to the Trust during the three months ended March 31, 1997 and 1996, see, "The Trust" immediately above.


EXTERNAL GROWTH

         During the three months ended March 31, 1997, the Company acquired equity interests in 15 hotels containing more than 4,400 rooms at a combined cost exceeding $425 million, as follows: the 220-room Deerfield Beach Hilton in Deerfield Beach, Florida (January 1997); the 263-room Radisson Denver South in Denver, Colorado (January 1997); the HEI Owned Hotels consisting of 3,040 rooms (February 1997); the 578-room Days Inn in Chicago, Illinois (February 1997); the 120-suite Hermitage Suites Hotel in Nashville, Tennessee (March 1997); and the 100-room Hotel De La Poste in New Orleans, Louisiana (March 1997).

INTERNAL GROWTH

         On a same-store-sales basis, including the results of all hotels acquired prior to March 31, 1997, for the period from their respective dates of acquisition if acquired in 1997 as compared to the same period in 1996 and excluding hotels held for sale and hotels under substantial renovation during the quarter (Dallas Park Central in Dallas, Texas, Meany Tower in Seattle, Washington and the Westin Washington, D.C.), REVPAR for the three months ended March 31, 1997, increased 5.3% from $66.01 to $69.51 over the same period in 1996. The increase in REVPAR resulted from an increase in average daily rate ("ADR") of 8.9%, from $93.84 to $102.19, while the occupancy rate decreased by
2.3 percentage points.

         The overall REVPAR increase for the three months ended March 31, 1997 was largely attributable to the strong increase in REVPAR at the Company's upscale hotels. These hotels experienced an increase in REVPAR of 5.6% for the three months ended March 31, 1997, as compared to the corresponding period of 1996. ADR for the Company's upscale hotels increased 8.3% for the three months ended March 31, 1997, as compared to the corresponding period in 1996 while occupancy rates decreased by 1.7 basis points.

         The following tables summarize average occupancy, ADR and REVPAR on a year-over-year basis for the Company's 74 owned and operated (including owned but third-party managed hotels and including hotels acquired during the first quarter for the period beginning with their respective dates of acquisition and ending at the end of each period), non-gaming hotels for the three months ended March 31, 1997 and 1996:

                                                   THREE MONTHS ENDED MARCH 31,
                                               -----------------------------------
   56 Upscale Hotels                               1997                  1996
                                               -------------        --------------
   Occupancy Rate ................                67.7%                 69.4%
   ADR ...........................              $105.35                $97.27
   REVPAR ........................              $ 71.33                $67.54
   REVPAR % change ...............                 5.6%

                                                   THREE MONTHS ENDED MARCH 31,
                                               -----------------------------------
   18 Midscale/Economy  Hotels                     1997                  1996
                                               -------------        --------------
   Occupancy Rate ................               54.6%                 64.0%
   ADR ...........................              $69.84                $61.87
   REVPAR ........................              $38.12                $39.60
   REVPAR % change ...............               (3.7)%

                                                   THREE MONTHS ENDED MARCH 31,
                                               -----------------------------------
   65 Non-Gaming Hotels(1)                         1997                  1996
                                               -------------        --------------
   Occupancy Rate ................                68.0%                70.3%
   ADR ...........................              $102.19               $93.84
   REVPAR ........................              $ 69.51               $66.01
   REVPAR % change ...............                 5.3%

(1) Excluding six hotels held for sale and three hotels under substantial renovation during the quarter.

         Management believes that increases in REVPAR resulted primarily from increases in demand due to continued favorable economic conditions which have resulted in increased business and leisure travel throughout the United States, while the supply of hotel rooms has not increased as rapidly, particularly in major urban locations. Revenue increases for the quarter were greatest at hotels located in the major urban markets of New York, Philadelphia, San

Francisco, San Diego, and Chicago. REVPAR was negatively impacted by the Easter holiday which fell during the first quarter of 1997 and during the second quarter of 1996. REVPAR for the quarter was also negatively impacted by the Atlanta properties (4.6% decrease in REVPAR) which benefited in 1996 from strong ADR and occupancy relating to pre-Olympic activities.

         Management believes that there are several important factors that have contributed to the improved profitability of hotel properties, including increased ADR and effective cost management. Because a substantial portion of the hotels' operating costs and expenses are generally fixed, the Company derives substantial operating leverage from increases in revenue. However, the Company's continued investment in full-service properties has led to a larger component of food and beverage revenue when compared to the same period last year. Consequently, gross margins for the three months ended March 31, 1997 declined to 27.4% from 29.3% in the corresponding period in 1996.

         During the three months ended March 31, 1997, consistent with its business objective to capture the economic benefits otherwise retained by third-party operators, the Corporation assumed management of the 15 hotels acquired during the period. Management believes that the assumption of direct control over the operations of these hotels will allow the Corporation to effectively use the experience of management to improve operations. In addition, during the three months ended March 31, 1997, the Corporation assumed management of the HEI Managed Hotels.

         During the three months ended March 31, 1997, the Company completed the renovation of the Dallas Park Central, which reopened as the Radisson Hotel, and the $6 million renovation of the Westin in Washington, D.C. Other hotels with renovations in progress at the end of the first quarter included the Sheraton Colony Square in Atlanta, Georgia ($6.5 million total renovation) and the Meany Tower in Seattle, Washington (approximately $5.2 million). Renovations have also begun and are scheduled to be completed in 1997 and 1998 for the Clarion Hotel at the San Francisco Airport, the Radisson Hotel in Gainesville, Florida, the Westin in Tampa, Florida, the Doubletree Philadelphia Airport in Philadelphia, Pennsylvania, the Westwood Marquis in Los Angeles, California, and the Doral Inn, the Doral Tuscany and the Doral Court in New York. In addition, the Boston Park Plaza's renovation is currently scheduled to begin in November 1997, during a seasonally weak period.



SEASONALITY AND DIVERSIFICATION

         Demand is affected by normally recurring seasonal patterns. Generally the Company's portfolio of hotels as a whole has performed better in the second and third quarters due to decreased travel in the winter months. Additional acquisitions may further affect the seasonality of the Company's current portfolio. The Company has continued to implement a business strategy of franchise and geographic diversification.

                    COMBINED LIQUIDITY AND CAPITAL RESOURCES

CASH FLOW PROVIDED BY OPERATING ACTIVITIES

         The principal source of cash to be used to fund the Company's operating expenses, interest expense, recurring capital expenditures and distribution payments by the Trust is cash flow provided by operating activities. The Company anticipates that cash flow provided by operating activities will provide the necessary funds on a short and long term basis to meet operating cash requirements including all distributions to shareholders by the Trust. During the first quarter of 1997, the Trust paid a distribution of $0.39 per share (after giving effect to the three-for-two stock split in January 1997) declared in the fourth quarter of 1996. During the second quarter of 1997, the Trust paid a distribution of $0.39 per share declared in the quarter ending March 31, 1997.


CASH FLOWS FROM INVESTING AND FINANCING ACTIVITIES

         The Company intends to finance the acquisition of additional hotel properties, hotel renovations and capital improvements and provide for general corporate purposes through the Lines of Credit, through additional lines of credit and, when market conditions warrant, through the issuance of additional equity or debt securities.

         In March 1996, Realty entered into a $24 million one year non-recourse secured term loan (the "Term Loan") to fund the acquisition in March 1996 of the 257-room Midland Hotel in Chicago, and in April 1996, the amount of the Term Loan was increased to $94 million. The Term Loan is secured by nine properties of the Company on a cross-collateralized basis but is non-recourse to Realty. As of March 31, 1997, Realty had borrowed $94 million under the Term Loan, which accrues interest at a rate equal to the one, two, or three-month LIBOR, at the Company's option, plus (a) 1.95% for the first $24 million and (b) 1.75% for the balance of the Term Loan. The maturity date of the Term Loan was extended to October 1997 with a right to further extend at the Company's option to April 1998.

         In July 1996, the maturity date of the Mortgage Loan Funding Facility (the "Mortgage Facility") with Lehman Brothers, which is secured by six notes receivable, was extended from January 25, 1997, to July 25, 1997. As of March 31, 1997, Realty had borrowed $70.6 million under the Mortgage Facility.

         In August 1996, the Company entered into the Goldman Facility for a one-year (extendible to 18 months) loan of up to $300 million to fund a portion of the acquisition cost of the HOD Portfolio and for general corporate purposes. The Goldman Facility bears interest at one-month LIBOR plus 1.75% (2.75% during the six month extension period) and is secured by interests in the Institutional Portfolio and the HOD Portfolio. At March 31, 1997, the Company had borrowed $268.0 million under the Goldman Facility.

         On March 26, 1997, the Company completed the March 1997 Offering of 3,000,000 Paired Shares at a net price to the Company of approximately $43.35 per share. The net proceeds of approximately $130.0 million were used, in part, to fund the acquisitions of the 264-suite Marriott Suites hotel in San Diego, California, and the 129-room Tremont Hotel in Chicago, Illinois and for general corporate purposes.

         As previously discussed, during the first quarter ended March 31, 1997, the Company completed the renovation of the Dallas Park Central in Dallas, Texas (now a Radisson) and the Westin in Washington, D.C. Other hotels with significant renovations in progress at the end of the first quarter or planned for 1997 and 1998, included the Sheraton Colony Square in Atlanta, Georgia; the Meany Tower Hotel in Seattle, Washington; the Westin in Tampa, Florida; the Doubletree Philadelphia Airport in Philadelphia, Pennsylvania; the Westwood Marquis in Los Angeles, California; the Clarion Hotel at the San Francisco Airport; the Radisson Hotel in Gainesville, Florida; and the Doral Inn, Doral Tuscany and Doral Court in New York, New York. In addition, the Boston Park Plaza's renovation is currently scheduled to begin in November, 1997, during a seasonally weak period. The Company plans to expend in excess of $100 million for renovations in 1997 including the renovations mentioned above. Major and minor renovations, expansions and upgrades of other hotels are also being contemplated. In addition, the Company intends to develop new hotels on a selective basis. Sources of capital for major renovations, expansions and upgrades of hotels as well as new construction are expected to be excess funds from operations, additional debt financing, and additional equity raised in the public and private markets.

         As of March 31, 1997, since January 1, 1996, the Company has invested over $1.3 billion in acquisitions of hotel assets. As part of its investment strategy, the Company plans to continue to acquire additional hotels. Future acquisitions are expected to be funded through further draws under the Lines of Credit, draws under new lines of credit, issuance of long-term debt on either a secured or unsecured basis, issuance of limited partnership units by Realty and Operating that are exchangeable for Paired Shares and the issuance of additional equity or debt securities by the Company. The Company intends to incur additional indebtedness in a manner consistent with its policy of maintaining a ratio of debt-to-total market capitalization of not more than 50%. On February 14, 1997, the Company issued 6,548,225 limited partnership units (valued for purposes of the transaction at approximately $215 million) exchangeable for Paired Shares and entered into a short term loan with The Prudential Insurance Company of America on behalf of Prudential Property Investment Separate Account II in the principal amount of $97.5 million (the "Prudential Loan") in order to partially fund the acquisition of the HEI Portfolio. As of March 31, 1997, the Company had borrowed $72.0 million under the Prudential Loan, which bears interest at a rate of 7.0% and is due May 30, 1997.

         On February 20, 1997, the Company guaranteed the Tax Exempt Bonds in the principal amount of $39.5 million due October, 2013. The Tax Exempt Bonds bear interest at a rate of 6.5% with no principal amortization, were issued at a discount to yield 6.7% and are secured by two hotels of the Company located at the Philadelphia International Airport. Net proceeds from the Tax Exempt Bonds of approximately $37.6 million were used to partially fund the acquisition of the 578-room Days Inn in Chicago, Illinois.

         On April 3, 1997 the Company announced that it was working with institutional lenders on the development of new credit facilities for up to $700 million which would consolidate and replace current credit facilities and provide capacity for future acquisitions.

         Management of each of the Trust and of the Corporation believes that it will have access to capital resources sufficient to satisfy the cash requirements of each of the Trust and the Corporation and to expand and develop their business in accordance with their strategy for future growth.

FUNDS FROM OPERATIONS

         Management believes that funds from operations ("FFO") is one measure of financial performance of an equity REIT such as the Trust. Combined FFO (as defined by the National Association of Real Estate Investments Trusts) (1) for the three months ended March 31, 1997, grew by 152% to $33.1 million, compared to combined FFO of $13.1 million for the corresponding period in 1996. The following table shows the calculation of historical combined FFO for the indicated periods:

                                                                    Three months ended
                                                                         March 31,
                                                                 ------------------------
                                                                  1997             1996
                                                                 ------------------------
                                                                      (in thousands)
   Income before minority interest .........................     $ 10,042         $ 5,906
   Real estate related depreciation and amortization .......       24,560           7,660
   Amortization of financing costs .........................       (1,121)           (279)
   Minority interest-Boston Park Plaza .....................         (368)           (162)
                                                                 ========         =======
   Funds From Operations ...................................     $ 33,113         $13,125
                                                                 ========         =======

------------

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


         FFO includes $1.4 million and $780,000 of interest income recognized in excess of the interest received on mortgage notes receivable (as a result of the notes having been purchased at a discount) for the three months ended March 31, 1997 and 1996, respectively.

PART II. - OTHER INFORMATION

Item 1.  Legal Proceedings

                  None

Item 2.  Changes in Securities

                  Recent Sales of Unregistered Securities

                  During the quarter ended March 31, 1997, the Trust and the Corporation issued 74,698 Paired Shares in exchange for a like number of limited partnership units of Realty and Operating. In addition, in partial consideration for the acquisition of HEI and the HEI Owned Hotels each of Realty and Operating issued 6,548,225 partnership units. Immediately following the close of this transaction, 2,775,000 limited partnership unit were exchanged for a like number of Paired Shares of the Trust and Corporation. Also, in partial consideration for the acquisition of the Hermitage Suites Hotel in Nashville, Tennessee each of Realty and Operating issued 233,106 limited partnership units. The limited partnership units in Realty and Operating are exchangeable for, at the option of the Trust and the Corporation, either cash, Paired Shares (at the rate of one Paired Share for a limited partnership unit of Realty together with a limited partnership unit of Operating) or a combination of cash and Paired Shares. The issuance of Paired Shares by the Trust and the Corporation and the issuance of limited partnership units by Realty and Operating was each exempt from registration under the Securities Act of 1933, as amended (the "Securities Act"), pursuant to Section 4(2) of the Securities Act.

Item 3.  Defaults Upon Senior Securities

                  None

Item 4.  Submission of Matters to a Vote of Security Holders

                  None

Item 5.  Other Information

                  None

Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits

Exhibit No.

        3.1     Bylaws of Starwood Lodging Corporation as amended.

        3.2     Trustees' Regulations of Starwood Lodging Trust as amended.

        10.1 Employment Agreement between Starwood Lodging Trust and Gary M. Mendell dated as of January 15, 1997.

        10.2 Promissory Note dated, as of February 14, 1997, by SLT Realty Limited Partnership, and Starwood Lodging Trust (together "Makers"), Starwood Lodging Corporation, and SLC Operating Limited Partnership, in favor of the Prudential Insurance Company of America, on behalf of Prudential Property Investment Separate Account II ("Payee").

        10.3 Contribution Agreement, dated as of January 15, 1997, by and among HEI Hotels, L.L.C., Westport Management, L.L.C., Savior Limited Partnership, Judith Rushmore, Orna L. Shulman, Murray Dow, Steve Mendell, Gary Mendell, Zapco Communications, Inc., Westport Hospitality, Inc., Starwood Lodging Corporation, and SLC Operating Limited Partnership.

        10.4 Contribution Agreement, dated as of January 15, 1997, by and among SLT Realty Limited Partnership, SLT Financing Partnership, SLC Operating Limited Partnership, Starwood Lodging Trust, Starwood Lodging Corporation and the individuals and entities set forth on schedules A-1 and A-2 who are signatories to the agreement.

        10.5 Amended and Restated Installment Sale Agreement dated as of February 1, 1997 between Philadelphia Authority for Industrial Development and SLT Realty Limited Partnership.

        10.6    Employment Agreement between Starwood Lodging Trust and Ronald
                C. Brown dated as of February 4, 1997.

        10.7    Employment Agreement between Starwood Lodging Trust and Steven
                R. Goldman dated as of February 4, 1997.

        11.     Combined statement regarding computation of per share earnings.

        27.1    Financial Data Schedule for Starwood Lodging Corporation.

        27.2    Financial Data Schedule for Starwood Lodging Trust.


        (b)     Reports on Form 8-K.

        On February 10, 1997, the Trust and the Corporation filed Joint Current Report on Form 8-K to report, under Item 2 of Form 8-K, the probable acquisition of HEI, and to file under Item 7 of Form 8-K, the following financial statements and pro forma financial information:

             STARWOOD LODGING TRUST AND STARWOOD LODGING CORPORATION-Pro Forma

                Combined and Separate Pro Forma Balance Sheets at September 30,
                   1996.

                Combined and Separate Pro Forma Statements of Operations for the
                   twelve months ended September 30, 1996.

             PRU-HEI HOTEL GROUP

                Combined Balance Sheet as of January 2, 1997.

                Combined Statement of Operations for the Fifty-Three Week Period
                   Ended January 2, 1997.

                Combined Statement of Changes in Owners' Capital.

                Combined Statement of Cash Flows for the Fifty-Three Week Period
                   Ended January 2, 1997.

             WESTPORT HOLDINGS, L.L.C.

                Consolidated Balance Sheet as of January 2, 1997.

                Consolidated Statement of Operations for the Year Ended January
                   2, 1997.

                Consolidated Statement of Changes in Members' Capital.

                Consolidated Statement of Cash Flows for the Year Ended January
                   2, 1997.

On February 14, 1997, the Trust and the Corporation filed a Joint Current Report on Form 8-K, under Item 2 of Form 8-K, to report the completion of the purchase of HEI.

On March 20, 1997, the Trust and the Corporation filed a Joint Current Report on Form 8-K to file, under Item 5 of Form 8-K, a form of underwriting agreement.

On March 21, 1997, the Trust and the Corporation filed a Joint Current Report on Form 8-K to file, as an exhibit under Item 7 of Form 8-K, an Indenture Trustee's statement of eligibility and qualification on Form T-1.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, each Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




STARWOOD LODGING TRUST              STARWOOD LODGING CORPORATION
Registrant                          Registrant





/s/ RONALD C. BROWN                 /s/ ALAN M. SCHNAID
-----------------------------       ---------------------------------------
Ronald C. Brown                     Alan M. Schnaid
Senior Vice President and           Vice President and Corporate Controller
Chief Financial Officer             (Principal Accounting Officer)
(Principal Financial Officer)






Date:    May 8, 1997.
-----