Form 10-Q
period 1997-06-30
STARWOOD LODGING TRUST; STARWOOD LODGING CORP
filed 1997-08-14
CIK 48595, 316206

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

           [x] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                    For the quarterly period ended   June 30, 1997

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

                  45,557,144 Shares of Beneficial Interest, par value $0.01 per share, of Starwood Lodging Trust paired with 45,557,144 Shares of Common Stock, par value $0.01 per share, of Starwood Lodging Corporation, outstanding as of July 29, 1997.

STARWOOD LODGING TRUST AND STARWOOD LODGING CORPORATION


PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

         The following financial statements of Starwood Lodging Trust and Starwood Lodging Corporation are provided pursuant to the requirements of this item.

                          INDEX TO FINANCIAL STATEMENTS

Starwood Lodging Trust and Starwood Lodging Corporation:

Combined Consolidated Balance Sheets - As of June 30, 1997 and December 31, 1996

Combined Consolidated Statements of Operations - For the three and six months ended June 30, 1997 and 1996

Combined Consolidated Statements of Cash Flows - For the six months ended June
         30, 1997 and 1996

Starwood Lodging Trust:

     Consolidated Balance Sheets - As of June 30, 1997 and December 31, 1996

     Consolidated Statements of Operations - For the three and six months ended
         June 30, 1997 and 1996

     Consolidated Statements of Cash Flows - For the six months ended June 30,
         1997 and 1996

Starwood Lodging Corporation:

     Consolidated Balance Sheets - As of June 30, 1997 and December 31, 1996

     Consolidated Statements of Operations - For the three and six months ended
         June 30, 1997 and 1996

     Consolidated Statements of Cash Flows - For the six months ended June 30,
         1997 and 1996

Notes to Financial Statements

             STARWOOD LODGING TRUST AND STARWOOD LODGING CORPORATION
                 UNAUDITED COMBINED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)



                                                                         June 30,         December 31,
                                                                           1997               1996
                                                                       -----------        -----------
                             ASSETS

Hotel assets held for sale - net ...............................       $    21,637        $    21,644
Hotel assets - net .............................................         1,624,340          1,100,030
                                                                       -----------        -----------
                                                                         1,645,977          1,121,674
Mortgage notes receivable - net ................................            80,053             90,741
Investments ....................................................               440                948
                                                                       -----------        -----------
   Total real estate investments ...............................         1,726,470          1,213,363
Cash and cash equivalents ......................................            42,039             25,426
Accounts, interest and rent receivable .........................            61,270             43,278
Notes receivable - net .........................................             2,744              2,930
Inventories, prepaid expenses and other assets .................            42,368             27,743
                                                                       -----------        -----------
                                                                       $ 1,874,891        $ 1,312,740
                                                                       ===========        ===========

              LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
Collateralized notes payable and revolving lines of credit .....       $   568,037        $   422,334
Mortgage and other notes payable ...............................           139,356             57,232
Accounts payable and other liabilities .........................            64,887             57,296
Distributions payable ..........................................            22,745             19,258
                                                                       -----------        -----------
                                                                           795,025            556,120
                                                                       -----------        -----------

Commitments and contingencies

MINORITY INTEREST ..............................................           262,958            163,959
                                                                       -----------        -----------

SHAREHOLDERS' EQUITY
Trust shares of beneficial interest at June 30, 1997 and
   December 31, 1996; $.01 par value; authorized 100,000,000
   shares; outstanding 45,555,188 and 40,078,000 at June 30,
   1997 and December 31, 1996, respectively ....................               456                401
Corporation common stock at June 30, 1997 and
   December 31, 1996; $.01 par value; authorized 100,000,000
   shares; outstanding 45,555,188 and 40,078,000 at June 30,
   1997 and December 31, 1996, respectively ....................               456                401
Additional paid-in capital .....................................         1,091,757            827,760
Distributions in excess of earnings ............................          (275,761)          (235,901)
                                                                       -----------        -----------
                                                                           816,908            592,661
                                                                       -----------        -----------
                                                                       $ 1,874,891        $ 1,312,740
                                                                       ===========        ===========


                 See accompanying notes to financial statements.

             STARWOOD LODGING TRUST AND STARWOOD LODGING CORPORATION
            UNAUDITED COMBINED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



                                                                    Three months ended June 30,
                                                                    ---------------------------
                                                                        1997            1996
                                                                     ---------        --------
REVENUE
Rooms ............................................................       $ 142,258        $ 52,002
Food and beverage ................................................          57,356          13,821
Other ............................................................          15,004           6,844
                                                                         ---------        --------
  Total hotel revenue ............................................         214,618          72,667
Gaming ...........................................................           3,807           6,914
Interest from mortgage and other notes ...........................           3,127           2,236
Rents from leased hotel properties and income from
  investments ....................................................             243             282
Management fees and other income .................................           1,858             913
Gain (loss) on sales of real estate investments ..................            (504)           (347)
                                                                         ---------        --------
                                                                           223,149          82,665
                                                                         ---------        --------
EXPENSES
Rooms ............................................................          33,630          12,874
Food and beverage ................................................          41,799          10,673
Other ............................................................          67,323          25,032
                                                                         ---------        --------
  Total hotel expenses ...........................................         142,752          48,579
Gaming ...........................................................           4,159           6,357
Interest .........................................................          12,820           5,549
Depreciation and amortization ....................................          29,827           6,130
Administrative and general .......................................           7,733           2,992
                                                                         ---------        --------
                                                                           197,291          69,607
                                                                         ---------        --------
Income before minority interest ..................................          25,858          13,058
Minority interest ................................................           7,723           4,537
                                                                         ---------        --------

Income before extraordinary item .................................          18,135           8,521

Extraordinary item due to early extinguishment of debt (net of
  $413,000 minority interest) ....................................              --           1,077
                                                                         ---------        --------

          NET INCOME .............................................       $  18,135        $  9,598
                                                                         =========        ========

EARNINGS PER PAIRED SHARE
Income before extraordinary item .................................       $    0.38        $   0.36
Extraordinary item ...............................................              --            0.05
                                                                         ---------        --------

          NET INCOME PER PAIRED SHARE ............................       $    0.38        $   0.41
                                                                         =========        ========

Weighted Average Number of Paired Shares .........................          47,764          23,335
                                                                         =========        ========


                 See accompanying notes to financial statements.

             STARWOOD LODGING TRUST AND STARWOOD LODGING CORPORATION
            UNAUDITED COMBINED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



                                                                 Six months ended June 30,
                                                                 -------------------------
                                                                    1997           1996
                                                                 ----------     ----------
REVENUE
Rooms..........................................................   $249,231      $ 89,128
Food and beverage..............................................    100,894        23,648
Other..........................................................     26,670        10,193
                                                                  --------      --------
  Total hotel revenue..........................................    376,795       122,969
Gaming.........................................................      7,727        13,743
Interest from mortgage and other notes.........................      7,213         4,761
Rents from leased hotel properties and income from
  investments..................................................        441           465
Management fees and other income...............................      4,196         1,653
Gain (loss) on sales of real estate investments................       (504)         (347)
                                                                  --------      --------
                                                                   395,868       143,244
                                                                  --------      --------
EXPENSES
Rooms..........................................................     60,619        22,027
Food and beverage..............................................     75,481        18,512
Other..........................................................    124,374        43,622
                                                                  --------      --------
  Total hotel expenses.........................................    260,474        84,161
Gaming.........................................................      8,248        12,192
Interest.......................................................     23,311         8,772
Depreciation and amortization..................................     54,387        13,790
Administrative and general.....................................     13,548         5,365
                                                                  --------      --------
                                                                   359,968       124,280
                                                                  --------      --------
Income before minority interest................................     35,900        18,964
Minority interest..............................................      9,891         6,353
                                                                  --------      --------

Income before extraordinary item...............................     26,009        12,611

Extraordinary item due to early extinguishment of debt (net of
 $413,000 minority interest)...................................         --         1,077
                                                                  --------      --------
          NET INCOME...........................................   $ 26,009      $ 13,688
                                                                  ========      ========

EARNINGS PER PAIRED SHARE
Income before extraordinary item...............................   $   0.56      $   0.57
Extraordinary item.............................................         --          0.05
                                                                  --------      --------
          NET INCOME PER PAIRED SHARE..........................   $   0.56      $   0.62
                                                                  ========      ========

Weighted Average Number of Paired Shares.......................     46,063        22,016
                                                                  ========      ========


                 See accompanying notes to financial statements.

             STARWOOD LODGING TRUST AND STARWOOD LODGING CORPORATION
            UNAUDITED COMBINED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                     Six months ended June 30,
                                                                     -------------------------
                                                                        1997           1996
                                                                     ----------     ----------

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)..................................................   $  26,009     $  13,688
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
  Minority interest................................................       9,891         6,353
  Extraordinary items due to early extinguishment of debt..........          --        (1,077)
  Depreciation and amortization....................................      54,387        13,790
  Accretion of discount............................................      (2,890)       (1,560)
  Warrants and paired shares issued as compensation................       1,786            --
  (Gain) loss on sales of real estate investments..................         504           347
Changes in operating assets and liabilities:
  Increase in accounts receivable, inventories, prepaid expenses
    and other assets...............................................     (24,555)      (24,394)
  Increase (decrease) in accounts payable and other liabilities....      (2,172)       11,868
                                                                      ---------     ---------
            Net cash provided by operating activities..............      62,960        19,015
                                                                      ---------     ---------

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of hotel properties....................................    (282,662)     (223,469)
Improvements and additions to hotel assets.........................     (63,608)           --
Purchase of investments............................................        (432)         (509)
Sales of investments...............................................         940           955
Net proceeds from sales of hotel assets............................       7,261         3,684
Purchase of mortgage and other notes receivable....................          --       (20,113)
Principal received on mortgage and other notes receivable..........      13,754         2,570
                                                                      ---------     ---------
            Net cash used in investing activities..................    (324,747)     (236,882)
                                                                      ---------     ---------

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings under collateralized notes payable and revolving lines
  of credit........................................................     180,682       111,062
Borrowings under mortgage and other notes payable..................      98,000           468
Payments on collateralized notes payable and revolving lines of
  credit...........................................................     (35,000)           --
Principal payments on mortgage and other notes payable.............     (26,126)       (4,611)
Net proceeds from equity offerings.................................     129,667        62,363
Contributed capital and adjustments................................        (450)       77,799
Stock repurchase...................................................     (25,724)           --
Distributions paid.................................................     (42,649)      (19,529)
                                                                      ---------     ---------
            Net cash provided by financing activities..............     278,400       227,552
                                                                      ---------     ---------


INCREASE IN CASH  AND CASH EQUIVALENTS.............................      16,613         9,685
CASH AND CASH EQUIVALENTS  AT THE BEGINNING OF
 THE PERIOD........................................................      25,426         9,332
                                                                      ---------     ---------
CASH AND CASH EQUIVALENTS AT THE END OF THE
 PERIOD............................................................   $  42,039     $  19,017
                                                                      =========     =========

                 See accompanying notes to financial statements.

                             STARWOOD LODGING TRUST
                      UNAUDITED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)


                                                                                 June 30,          December 31,
                                                                                   1997               1996
                                                                                -----------        -----------
                                     ASSETS

Hotel assets held for sale - net.............................................   $   19,851         $   12,615
Hotel assets - net...........................................................    1,511,145            988,309
                                                                                ----------         ----------
                                                                                 1,530,996          1,000,924
Mortgage notes receivable - net..............................................       80,053             90,741
Mortgage notes receivable - Corporation......................................       89,930             88,077
Investments..................................................................          440                948
                                                                                ----------         ----------
      Total real estate investments..........................................    1,701,419          1,180,690
Cash and cash equivalents....................................................        4,324              3,810
Rent and interest receivable.................................................       12,805             12,617
Notes receivable - net.......................................................        1,980              2,237
Notes receivable - Corporation...............................................       50,310             17,741
Prepaid expenses and other assets............................................       12,889             16,271
                                                                                ==========         ==========
                                                                                $1,783,727         $1,233,366
                                                                                ==========         ==========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
Collateralized notes payable and revolving lines of credit...................   $  568,037         $  422,334
Mortgage and other notes payable.............................................      137,913             55,269
Accounts payable and other liabilities.......................................       21,760              9,200
Distributions payable........................................................       22,646             19,258
                                                                                ----------         ----------
                                                                                   750,356            506,061
                                                                                ----------         ----------

Commitments and contingencies

MINORITY INTEREST............................................................      251,977            158,005
                                                                                ----------         ----------

SHAREHOLDERS' EQUITY
Trust shares of beneficial interest at June 30, 1997 and
   December 31, 1996; $.01 par value; authorized 100,000,000
   shares; outstanding 45,555,188 and 40,078,000 at June 30,
   1997 and December 31, 1996, respectively..................................          456                401
Additional paid-in capital...................................................      977,212            729,276
Distributions in excess of earnings..........................................     (196,274)          (160,377)
                                                                                ----------         ----------
                                                                                   781,394            569,300
                                                                                ==========         ==========
                                                                                $1,783,727         $1,233,366
                                                                                ==========         ==========

                 See accompanying notes to financial statements.

                             STARWOOD LODGING TRUST
                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



                                                             Three months ended June 30,
                                                               -----------------------
                                                                 1997           1996
                                                               --------       --------
REVENUE
Rents from Corporation......................................   $ 54,566       $ 14,250
Interest from Corporation...................................      2,748          1,915
Interest from mortgage and other notes......................      3,127          2,192
Rents from other leased hotel properties and income from
   joint ventures...........................................        243            282
Other income................................................        229            667
Gain (loss) on sales of real estate investments.............         --           (347)
                                                               --------       --------
                                                                 60,913         18,959
                                                               --------       --------

EXPENSES
Interest....................................................     12,801          5,417
Depreciation and amortization...............................     22,567          3,830
Administrative and general..................................      2,904          1,542
                                                               --------       --------
                                                                 38,272         10,789
                                                               --------       --------
Income before minority interest.............................     22,641          8,170
Minority interest...........................................      5,797          2,570
                                                               --------       --------
          NET INCOME........................................   $ 16,844       $  5,600
                                                               ========       ========

          NET INCOME PER SHARE..............................   $   0.35       $   0.24
                                                               ========       ========

Weighted Average Number of Shares...........................     47,764         23,335
                                                               ========       ========

                 See accompanying notes to financial statements.

                             STARWOOD LODGING TRUST
                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



                                                              Six months ended June 30,
                                                               -----------------------
                                                                 1997           1996
                                                               --------       --------
REVENUE
Rents from Corporation.....................................    $ 95,505       $ 27,770
Interest from Corporation..................................       5,290          4,103
Interest from mortgage and other notes.....................       7,213          4,696
Rents from other leased hotel properties and income from
   joint ventures..........................................         441            465
Other income...............................................       1,551          1,073
Gain (loss) on sales of real estate investments............          --           (347)
                                                               --------       --------
                                                                110,000         37,760
                                                               --------       --------

EXPENSES
Interest...................................................      23,260          8,585
Depreciation and amortization..............................      42,801          7,216
Administrative and general.................................       5,117          2,730
                                                               --------       --------
                                                                 71,178         18,531
                                                               --------       --------
Income before minority interest............................      38,822         19,229
Minority interest..........................................       9,760          6,487
                                                               --------       --------
          NET INCOME.......................................    $ 29,062       $ 12,742
                                                               ========       ========

          NET INCOME PER SHARE.............................    $   0.63       $   0.58
                                                               ========       ========

Weighted Average Number of Shares..........................      46,063         22,016
                                                               ========       ========

                 See accompanying notes to financial statements.

                             STARWOOD LODGING TRUST
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                       Six months ended June 30,
                                                                       --------------------------
                                                                         1997             1996
                                                                       ---------        ---------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income...........................................................  $  29,062        $  12,742
Adjustments to reconcile net income to net cash provided by
  operating activities:
  Minority interest..................................................      9,760            6,487
  Depreciation and amortization......................................     42,801            7,216
  Accretion of discount..............................................     (2,890)          (1,560)
  Deferred interest - Corporation....................................     (2,024)           1,607
  Warrants and paired shares issued as compensation..................        551               --
  (Gain) loss on sales of real estate investments....................         --              347
Changes in operating assets and liabilities:
  Increase in rent and interest receivable, prepaid expenses and
      other assets...................................................      1,151          (14,966)
  Increase (decrease) in accounts payable and other liabilities......      2,797            2,202
                                                                       ---------        ---------
            Net cash provided by operating activities................     81,208           14,075
                                                                       ---------        ---------

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of hotel properties......................................   (282,662)        (199,473)
Improvements and additions to hotel assets...........................    (54,683)              --
Purchase of investments..............................................       (432)              --
Sales of investments.................................................        940              955
Net proceeds from sales of hotel assets..............................         --            3,684
Purchase of mortgage and other notes receivable......................         --          (20,113)
Principal received on mortgage and other notes receivable............     13,564            2,555
Net change in notes receivable - Corporation.........................    (32,398)         (21,878)
                                                                       ---------        ---------
            Net cash used in investing activities....................   (355,671)        (234,270)
                                                                       ---------        ---------

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings under collateralized notes payable and revolving
  lines of credit....................................................    180,682          111,062
Borrowings under mortgage and other notes payable....................     98,000               --
Payments on collateralized notes payable and revolving lines
  of credit..........................................................    (35,000)              --
Principal payments on mortgage and other notes payable...............    (25,606)          (1,587)
Net proceeds from equity offerings...................................    123,215           59,244
Contributed capital and adjustments..................................        512           77,900
Stock repurchase.....................................................    (24,438)              --
Distributions paid...................................................    (42,388)         (19,529)
                                                                       ---------        ---------
            Net cash provided by financing activities................    274,977          227,090
                                                                       ---------        ---------

INCREASE IN CASH AND CASH EQUIVALENTS................................        514            6,895
CASH AND CASH EQUIVALENTS AT THE BEGINNING
  OF THE PERIOD......................................................      3,810              710
                                                                       ---------        ---------
CASH AND CASH EQUIVALENTS AT THE END OF THE
 PERIOD..............................................................  $   4,324        $   7,605
                                                                       =========        =========

                 See accompanying notes to financial statements.

                          STARWOOD LODGING CORPORATION
                      UNAUDITED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)


                                                                    June 30,       December 31,
                                                                     1997             1996
                                                                   ---------        ---------
                             ASSETS

Hotel assets held for sale - net..............................      $  1,786         $  9,029
Hotel assets - net............................................       113,195          111,721
                                                                    --------         --------
      Total real estate investments...........................       114,981          120,750
Cash and cash equivalents.....................................        37,715           21,616
Accounts receivable...........................................        48,465           30,661
Notes receivable..............................................           764              693
Inventories, prepaid expenses and other assets................        29,479           11,472
                                                                    --------         --------
                                                                    $231,404         $185,192
                                                                    ========         ========

               LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
Mortgage and other notes payable..............................      $  1,443         $  1,963
Mortgage notes payable - Trust................................        89,930           88,077
Notes payable - Trust.........................................        50,310           17,741
Accounts payable and other liabilities........................        43,127           48,096
Distributions payable.........................................            99               --
                                                                    --------         --------
                                                                     184,909          155,877
                                                                    --------         --------

Commitments and contingencies

MINORITY INTEREST.............................................        10,981            5,954
                                                                    --------         --------

SHAREHOLDERS' EQUITY
Corporation common stock at June 30, 1997 and
   December 31, 1996; $.01 par value; authorized 100,000,000
   shares; outstanding 45,555,188 and 40,078,000 at June 30,
   1997 and December 31, 1996, respectively...................           456              401
Additional paid-in capital....................................       114,545           98,484
Accumulated deficit...........................................       (79,487)         (75,524)
                                                                    --------         --------
                                                                      35,514           23,361
                                                                    --------         --------
                                                                    $231,404         $185,192
                                                                    ========         ========

                 See accompanying notes to financial statements.

                          STARWOOD LODGING CORPORATION
                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



                                                                     Three months ended June 30,
                                                                     --------------------------
                                                                       1997             1996
                                                                     ---------        ---------
REVENUE
Rooms...........................................................     $142,258        $ 52,002
Food and beverage...............................................       57,356          13,821
Other...........................................................       15,004           6,844
                                                                     --------        --------
  Total hotel revenue...........................................      214,618          72,667
Gaming..........................................................        3,807           6,914
Interest from notes receivable..................................           --              44
Management fees and other income................................        1,629             246
Gain (loss) on sales of hotel assets............................         (504)             --
                                                                     --------        --------
                                                                      219,550          79,871
                                                                     --------        --------

EXPENSES
Rooms...........................................................       33,630          12,874
Food and beverage...............................................       41,799          10,673
Other...........................................................       67,323          25,032
                                                                     --------        --------
  Total hotel expenses..........................................      142,752          48,579
Gaming..........................................................        4,159           6,357
Rent - Trust....................................................       54,566          14,250
Interest - Trust................................................        2,748           1,915
Interest - other................................................           19             132
Depreciation and amortization...................................        7,260           2,300
Administrative and general......................................        4,829           1,450
                                                                     --------        --------
                                                                      216,333          74,983
                                                                     --------        --------
Income before minority interest.................................        3,217           4,888
Minority interest...............................................        1,926           1,967
                                                                     --------        --------

Income before extraordinary item................................        1,291           2,921
Extraordinary item due to early extinguishment of debt (net of
  $413,000 minority interest)...................................           --           1,077
                                                                     --------        --------

          NET INCOME............................................     $  1,291        $  3,998
                                                                     ========        ========

EARNINGS PER SHARE
Income before extraordinary item................................     $   0.03        $   0.12
Extraordinary item..............................................           --            0.05
                                                                     --------        --------

          NET INCOME PER SHARE..................................     $   0.03        $   0.17
                                                                     ========        ========

Weighted Average Number of Shares...............................       47,764          23,335
                                                                     ========        ========

                 See accompanying notes to financial statements.

                          STARWOOD LODGING CORPORATION
                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



                                                                     Six months ended June 30,
                                                                     --------------------------
                                                                       1997             1996
                                                                     ---------        ---------
REVENUE
Rooms...........................................................     $249,231        $ 89,128
Food and beverage...............................................      100,894          23,648
Other...........................................................       26,670          10,193
                                                                     --------        --------
  Total hotel revenue...........................................      376,795         122,969
Gaming..........................................................        7,727          13,743
Interest from notes receivable..................................           --              65
Management fees and other income................................        2,645             580
Gain (loss) on sales of hotel assets............................         (504)             --
                                                                     --------        --------
                                                                      386,663         137,357
                                                                     --------        --------

EXPENSES
Rooms...........................................................       60,619          22,027
Food and beverage...............................................       75,481          18,512
Other...........................................................      124,374          43,622
                                                                     --------        --------
  Total hotel expenses..........................................      260,474          84,161
Gaming..........................................................        8,248          12,192
Rent - Trust....................................................       95,505          27,770
Interest - Trust................................................        5,290           4,103
Interest - other................................................           51             187
Depreciation and amortization...................................       11,586           6,574
Administrative and general......................................        8,431           2,635
                                                                     --------        --------
                                                                      389,585         137,622
                                                                     --------        --------

Loss before minority interest...................................       (2,922)           (265)
Minority interest...............................................          131            (134)
                                                                     --------        --------

Loss before extraordinary item..................................       (3,053)           (131)
Extraordinary item due to early extinguishment of debt (net of
  $413,000 minority interest)...................................           --           1,077
                                                                     --------        --------

          NET INCOME (LOSS).....................................     $ (3,053)       $    946
                                                                     ========        ========

EARNINGS (LOSS) PER SHARE
Loss before extraordinary item..................................     $  (0.07)       $  (0.01)
Extraordinary item                                                         --            0.05
                                                                     --------        --------

          NET INCOME (LOSS) PER SHARE...........................     $  (0.07)       $   0.04
                                                                     ========        ========

Weighted Average Number of Shares...............................       46,063          22,016
                                                                     ========        ========

                 See accompanying notes to financial statements.

                          STARWOOD LODGING CORPORATION
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                        Six months ended June 30,
                                                                        -------------------------
                                                                           1997            1996
                                                                           ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss ...........................................................    $ (3,053)       $    946
Adjustments to reconcile net loss to net cash provided by
  operating activities:
  Minority interest ................................................         131            (134)
  Extraordinary items due to early extinguishment of debt ..........          --          (1,077)
  Depreciation and amortization ....................................      11,586           6,574
  Deferred interest - Trust ........................................       2,024          (1,607)
  Paired shares issued as compensation .............................       1,235              --
  (Gain) loss on sale ..............................................         504              --
Changes in operating assets and liabilities:
  Increase in accounts receivable, inventories, prepaid expenses
    and other assets ...............................................     (25,706)         (9,428)
  Increase (decrease) in accounts payable and other liabilities ....      (4,969)          9,666
                                                                         -------          ------
            Net cash provided by (used in) operating activities ....     (18,248)          4,940
                                                                         -------          ------

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of hotel properties ....................................          --         (23,996)
Improvements and additions to hotel assets .........................      (8,925)             --
Purchase of investments ............................................          --            (509)
Net proceeds from sales of hotel and gaming assets .................       7,261              --
Principal received on notes receivable .............................         190              15
                                                                         -------          ------
            Net cash used in investing activities ..................      (1,474)        (24,490)
                                                                         -------          ------

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings under mortgage and other notes payable ..................          --             468
Principal payments on mortgage and other notes payable .............        (520)         (3,024)
Net proceeds from equity offerings .................................       6,452           3,119
Contributed capital and adjustments ................................        (962)           (101)
Stock repurchase ...................................................      (1,286)             --
Distributions paid .................................................        (261)             --
Net change in notes payable - Trust ................................      32,398          21,878
                                                                         -------          ------
      Net cash provided by financing activities ....................      35,821          22,340
                                                                         -------          ------


INCREASE IN CASH AND CASH EQUIVALENTS ..............................      16,099           2,790
CASH AND CASH EQUIVALENTS AT THE BEGINNING
  OF THE PERIOD ....................................................      21,616           8,622
                                                                         -------          ------
CASH AND CASH EQUIVALENTS AT THE END OF THE
  PERIOD ...........................................................     $37,715        $ 11,412
                                                                         =======         =======



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

NOTE 2.  BASIS OF PRESENTATION

         The Trust and the Corporation (together, the "Company") have unilateral control of SLT Realty Limited Partnership ("Realty") and SLC Operating Limited Partnership ("Operating"), respectively, and therefore, the historical financial statements of Realty and Operating are consolidated with those of the Trust and the Corporation, respectively. Unless the context otherwise requires, all references herein to the "Company" refer to the Trust and the Corporation, and all references to the "Trust" and to the "Corporation" include the Trust and the Corporation and those entities respectively owned or controlled by the Trust or the Corporation, including Realty and Operating. Information with respect to the shares of beneficial interest of the Trust which are paired with shares of common stock of the Corporation (the "Paired Shares"), has been adjusted to reflect a three-for-two stock split effective January 27, 1997. The total number of units outstanding in each of Realty and Operating was 58,394,358 at June 30, 1997.

         For the three and six months ended June 30, 1996, the Company accounted for its 58.2% investment in the joint venture that owns the Boston Park Plaza under the equity method of accounting. Beginning with the Company's Joint Annual Report on Form 10-K for the year ended December 31, 1996, the Company has consolidated the results from the Boston Park Plaza and, accordingly, has recorded a minority interest relating to the 41.8% third party minority interest in such joint venture. In addition, the Company has restated its results for the three and six months ended June 30, 1996 to reflect the consolidation of this investment.

NOTE 3.  1997 ACQUISITIONS

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

         The HEI Owned Hotels consist of ten hotel assets (all of which are managed by the Company) with 3,040 hotel rooms, located in Long Beach, California; Norfolk, Virginia; Baltimore, Maryland; Edison, New Jersey; Arlington, Virginia; Charleston, South Carolina; King of Prussia, Pennsylvania; Santa Rosa, California; Novi, Michigan; and Atlanta, Georgia. The nine additional hotels managed by HEI (the "HEI Managed Hotels"), which contain a total of 2,297 rooms, are located in Houston, Texas; Ontario, California; Grand Junction, Colorado; Danbury, Connecticut; Princeton, New Jersey; Smithtown, New York; Wilmington, Delaware; Bethesda, Maryland and Virginia Beach, Virginia.

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

         On April 4, 1997, the Company completed the purchase of the 129-room Tremont Hotel in Chicago, Illinois for approximately $14.4 million cash.

         On May 7, 1997, the Company completed the purchase of the 172-room Raphael Hotel in Chicago, Illinois for approximately $17.8 million in cash.

         On June 12, 1997, the Company completed a transaction resulting in operating and ownership control of the 480-room Stamford Sheraton Hotel in Stamford, Connecticut. The Company had acquired, in October 1996, first mortgage and other notes secured by the hotel for $10.3 million. The total cost of the acquisition, including the purchase of the mortgage notes, was approximately $14.6 million.

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

NOTE 5. EQUITY

         On March 26, 1997, the Company completed a public offering of 3,000,000 Paired Shares (the "March 1997 Offering"). Net proceeds from the March 1997 Offering of approximately $130.0 million were used, in part, to fund the acquisition of the 264-suite Marriott Suites hotel in San Diego, California and the 129-room Tremont Hotel and the 172-room Raphael Hotel, both located in Chicago, Illinois.

         In April 1997, the Company repurchased 703,500 paired shares with a par value of $0.01 per paired share for an aggregate cost of approximately $25.7 million.

NOTE 6.  HOTEL ASSETS HELD FOR SALE

         At June 30, 1997, the Company's portfolio included five hotel properties which were held for sale. The five properties include the 151-room Bay Valley Resort in Bay City, Michigan, the 155-room Tyee Hotel in Olympia, Washington, the 166-room Best Western in Las Cruces, New Mexico, the 175-room Best Western Airport in El Paso, Texas and the 142-room Best Western in Savannah, Georgia. On April 15, 1997, the Company sold the Radisson Marque Hotel in Winston-Salem, North Carolina for approximately $7.6 million in cash.

NOTE 7.  INTEREST RATE HEDGING AGREEMENTS

         The Company enters into interest rate protection agreements as a means of managing interest rate exposure on anticipated transactions. The agreements are with major financial institutions which are expected to fully perform under the terms of the agreements thereby mitigating the credit risk from the transactions. The differential to be paid or received under these agreements is accrued consistent with the terms of the agreements and market interest rates and is recognized, using the effective interest method, in interest expense over the remaining term of the related debt.

         In order for the amount paid or received to be deferred under such agreements, and therefore be treated as a hedge, the Company must determine that it is probable that the future issuance of debt anticipated by the contract will occur. In order to assess whether this criteria has been met, the Company reviews their current projections to determine if the issuance of such debt is still in line with the Company's plans and whether the Company has the ability to issue such debt.

         If the Company were not to issue the anticipated debt, the Company would still pay or receive the amount determined at settlement and would treat such amount as a loss or gain, accordingly and include it in continuing operations. Further, if prior to settlement, the Company were to determine that an interest rate protection agreement no longer qualified to be treated as a hedge, the Company would record a gain or loss at each reporting date based upon a calculation of what the settlement would have been had it been settled at such reporting date.

         On May 27, 1997, the Company entered into an interest rate protection agreement, which had the effect of fixing the base rate of interest at 6.773% for debt that the Company intends to issue in October 1997 with an aggregate notional principal amount of $100 million and a term to maturity of five years. The actual interest rate will be determined by reference to this base rate.

NOTE 8.  COMBINED PRO FORMA FINANCIAL INFORMATION

         Due to the impact of the 19 hotels acquired by the Company in the six months ending June 30, 1997, the following combined pro forma statements of operations are presented to supplement the historical statements of operations. These combined pro forma statements reflect the acquisition of the HEI Owned Hotels as if they occurred on January 1, 1996:

                                                       Three months ended               Six months ended
                                                             June 30                        June 30
                                                   -------------------------        --------------------
                                                   1997            1996             1997            1996
                                                   -------------------------        --------------------
                                                      Combined (in thousands, except per share amounts)

Revenues .................................        $223,149        $108,641        $407,941        $191,481
Net income ...............................        $ 18,223        $ 15,023        $ 27,564        $ 21,900
Net income per share .....................        $   0.38        $   0.64        $   0.60        $   0.99



NOTE 9.  SUBSEQUENT EVENTS

         On July 10, 1997, the Company acquired the 385-room Radisson Plaza Hotel at Town Center in Southfield, Michigan for approximately $40 million.

         On August 5, 1997 the Company announced that it has entered into an agreement to acquire a portfolio of three full-service, luxury properties located in Mexico. The portfolio includes the 229-room Westin Regina Resort in Los Cabos, Mexico, the 385-room Westina Regina Resort in Cancun, Mexico, and the 280-room Westin Regina Resort in Puerto Vallarta, Mexico. The Company expects to purchase the portfolio from Bancomer, S.A., a subsidiary of Grupo Financiero Bancomer, for approximately $133 million.

         On August 8, 1997 the Company announced that it has entered into an agreement to acquire 15 full-service hotels, with 4,252 rooms for approximately $470 million. The properties are predominantly located in the northeastern United States with a large concentration of the properties located in suburban Boston. The Company expects to purchase the properties from Flatley Co./Tara Hotels, a privately held company.

NOTE 10.  IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

         In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No.128, Earnings Per Share (SFAS
128) which specifies the computation, presentation, and disclosure requirements for earnings per share. SFAS 128 replaces the presentation of primary and fully diluted EPS pursuant to Accounting Principles Board Opinion No. 15 Earnings Per Share (APB 15) with the presentation of basic and diluted EPS. Basic EPS' excludes dilution and is computed by dividing net income available to common stockholders by the weighted average number of shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The Company is required to adopt SFAS 128 with its December 31, 1997 financial statements and restate all prior period EPS information. The Company will continue to account for EPS under APB 15 until that time.

         A summary of the Company's basic EPS and diluted EPS for the three and six months ended June 30, 1997 and 1996 follows:

                                            Three months ended June 30, 1997      Three months ended June 30, 1996
                                          ---------------------------------------------------------------------------
BASIC EARNINGS PER SHARE                     Trust     Corporation  Combined       Trust     Corporation  Combined
                                          ---------------------------------------------------------------------------
  Income before extraordinary item......    $ 0.37        $ 0.03        $ 0.40      $0.24        $ 0.12     $ 0.36

  Extraordinary item....................         -             -             -          -          0.05       0.05
                                          ============ =========== ============ ============ =========== ============
  Net income per share..................
                                            $ 0.37        $ 0.03        $ 0.40      $ 0.24       $ 0.17     $ 0.41
                                          ============ =========== ============ ============ =========== ============

DILUTED EARNINGS PER SHARE
  Income before extraordinary item......    $ 0.35        $ 0.03        $ 0.38      $ 0.24       $ 0.12     $ 0.36
  Extraordinary item....................         -             -             -           -         0.05       0.05
                                          ============ =========== ============ ============ =========== ============
  Net income per share..................    $ 0.35        $ 0.03        $ 0.38      $ 0.24       $ 0.17     $ 0.41
                                          ============ =========== ============ ============ =========== ============

                                             Six months ended June 30, 1997        Six months ended June 30, 1996
                                          ---------------------------------------------------------------------------
BASIC EARNINGS PER SHARE                     Trust     Corporation  Combined       Trust     Corporation  Combined
                                          ---------------------------------------------------------------------------
  Income before extraordinary item......     $ 0.66       $(0.07)        $ 0.59     $ 0.58       $(0.01)     $ 0.57
  Extraordinary item....................          -            -              -          -         0.05        0.05
                                          ============ =========== ============ ============ =========== ============
  Net income per share..................     $ 0.66       $(0.07)        $ 0.59     $ 0.58       $ 0.04      $ 0.62
                                          ============ =========== ============ ============ =========== ============

DILUTED EARNINGS PER SHARE
  Income before extraordinary item......     $ 0.63       $(0.07)        $ 0.56     $ 0.58       $(0.01)      $ 0.57
  Extraordinary item....................          -            -              -          -         0.05         0.05
                                          ============ =========== ============ ============ =========== ============
  Net income per share..................     $ 0.63       $(0.07)        $ 0.56     $ 0.58       $ 0.04       $ 0.62
                                          ============ =========== ============ ============ =========== ============


         In February 1997, the Securities and Exchange Commission issued Financial Reporting Release No. 48, Disclosure of Accounting Policies for Derivative Financial Instruments and Derivative Commodity Instruments and Disclosure of Quantitative and Qualitative Information about Market Risk Inherent in Derivative Financial Instruments, Other Financial Instruments, and Derivative Commodity Instruments, (FRR 48). FFR 48 requires clarification and expansion of existing disclosures for derivative financial instruments, other financial instruments and derivative commodity instruments, as defined therein. The amendments require enhanced disclosure with respect to these derivative instruments in the footnotes to the financial statements. These disclosures are required in filings that include financial statements for periods ending after June 15, 1997, and accordingly have been included herein in the footnotes to the Company's financial statements for the quarter ended June 30, 1997.

         Additionally, the amendments expand existing disclosure requirements to include quantitative and qualitative discussions with respect to market risk inherent in market risk sensitive instruments. These amendments are designed to provide additional information about market risk sensitive instruments which investors can use to better understand and evaluate market risk exposures of registrants, including the Company. These disclosures, subject to certain market capitalization requirements, as defined, are effective for filings that include annual financial statements for years ending after June 15, 1998.

         In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income (SFAS 130), which establishes standards for reporting and display of comprehensive income and its components. This statement requires a separate statement to report the components of comprehensive income for each period reported. The provisions of this statement are effective for fiscal years beginning after December 15, 1997. Management believes that they currently do not have items that would require presentation in a separate statement of comprehensive income.

         In June 1997, the FASB also issued Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information, (SFAS 131), which establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and require that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. This statement is effective for financial statements for periods beginning after December 15, 1997. Management believes this statement may require expanded disclosure in the Company's financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following Management's Discussion and Analysis should be read in conjunction with the Management's Discussion and Analysis included in the Company's Joint Annual Report on Form 10-K for the year ended December 31, 1996.

HISTORICAL RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1997 AND 1996

THE TRUST

         Rents from the Corporation, which are based largely on hotel revenues, increased $40.3 million and $67.7 million for the three and six months ended June 30, 1997, respectively as compared to the corresponding periods of 1996. The increase was primarily the result of rents earned by the Trust on 41 hotels containing approximately 13,200 rooms (the "Acquired Hotels") acquired by the Trust since June 30, 1996. The investment in the Acquired Hotels (the 177-room Days Inn in Philadelphia, Pennsylvania and 251-suite Doubletree Guest Suites at the Philadelphia airport in Philadelphia, Pennsylvania acquired in July 1996; a portfolio of 8 hotels owned by an institution (the "Institutional Portfolio"), a portfolio of 9 hotels owned by Hotels of Distinction Ventures, Inc. (the "HOD Portfolio") (excluding the 293-room Radisson Marque in Winston-Salem, North Carolina which was acquired by the Corporation), and the 294-room Marriott Forrestal Village in Princeton, New Jersey acquired in August 1996; the 121-room Doral Tuscany and the 199-room Doral Court in New York, New York acquired in September 1996; the 257-room Westwood Marquis in Los Angeles, California acquired in December 1996; the 220-room Deerfield Beach Hilton in Deerfield Beach, Florida and 263-room Radisson Denver South in Denver, Colorado acquired in January 1997; the HEI Owned Hotels and the 578-room Days Inn Chicago acquired in February 1997; the 120-suite Hermitage Suites in Nashville, Tennessee and the 100-room Hotel De La Poste in New Orleans, Louisiana acquired in March 1997; the 264-suite Marriott Suites hotel in San Diego, California and the 129-room Tremont Hotel in Chicago, Illinois acquired in April 1997; the 172-room Raphael Hotel in Chicago, Illinois acquired in May 1997; and the 480-room Stamford Sheraton Hotel in Stamford, Connecticut acquired in June 1997), accounted for increased rents of $38.1 million and $63.9 million for the three and six months ended June 30, 1997, respectively as compared to the corresponding periods in 1996. Rents earned on hotels acquired during the six months ended June 30, 1996, and thereby owned for a partial period in 1996 and a full period in 1997 (the 442-room Clarion Hotel located at the San Francisco Airport, the 308-suite Doubletree Guest Suites in Irving, Texas, the 254-suite Doubletree Guest Suites in Ft. Lauderdale, Florida, and the 260-room Westin in Tampa, Florida acquired in April 1996), increased by $2.2 million and $3.4 million for the three and six months ended June 30, 1997, respectively as compared to the same periods in 1996. In addition, rents earned by the Trust from continuously owned properties leased to the Corporation increased by approximately $400,000 for the six months ended June 30, 1997, as compared to the corresponding period in 1996.

         Interest from the Corporation increased by approximately $833,000 and $1.2 million for the three and six months ended June 30, 1997, respectively as compared to the corresponding periods of 1996. The increase in interest income was primarily a result of interest paid on the first mortgage of the Midland Hotel in Chicago, Illinois which was acquired by the Corporation in March 1996.

         Interest from mortgage and other notes amounted to $3.1 million and $7.2 million for the three and six months ended June 30, 1997, respectively as compared to $2.2 million and $4.7 million for the corresponding periods in 1996. The increase resulted from the purchase during the third quarter of 1996 of debt obligations in part secured by the 305-room Holiday Inn in Milpitas, California and a first mortgage note secured by the King 8 Hotel, Gambling Hall and Truck Plaza located in Las Vegas, Nevada which was sold in the fourth quarter of 1996. The increase was offset in part by principal amortization.

         Other income for the six months ended June 30, 1997 includes a $1.2 million gain (net of related expenses) realized in connection with the sale of securities.

         Interest expense increased by approximately $7.4 million and $14.7 million for the three and six months ended June 30, 1997, respectively as compared to the corresponding periods of 1996. The increase was due to borrowings under two loan facilities and a term loan (the "Lehman Facilities") with Lehman Brothers, Inc. and certain of its affiliates ("Lehman Brothers"), and a loan facility with Goldman Sachs (the "Goldman Facility" and together with the Lehman Facilities, the "Credit Facilities"); a mortgage secured by the Doral Court and Doral Tuscany in New York, with the Sumitomo Trust and Banking Co., Ltd. ("Sumitomo") (the "Doral Mortgage"); a mortgage secured by the Boston Park Plaza with the Life Insurance Company of Georgia ("Georgia Life") (the "BPP Mortgage"); a short term loan with The Prudential Insurance Company of America on behalf of Prudential Property Investment Separate Account II ("Prudential") (the "Prudential Loan"); and the Tax Exempt Bonds, used to acquire the above mentioned properties offset by the net proceeds from two public offerings in 1996 and the March 1997 Offering.

         Depreciation and amortization expense increased by approximately $18.7 million and $35.6 million during the three and six months ended June 30, 1997, respectively as compared to the corresponding periods of 1996, principally due to the acquisition of the Acquired Hotels.

         Administrative and general expenses for the three months ended June 30, 1997 increased by approximately $1.4 million to $2.9 million, as compared to $1.5 million for the corresponding period of 1996. Administrative and general expenses for the six months ended June 30, 1997 increased by approximately $2.4 million to $5.1 million as compared to $2.7 million for the corresponding period in 1996. The increases resulted predominantly from expenses incurred as a result of the awards granted under the Trust's Long-Term Incentive Plan and the increase in payroll costs commensurate with the Company's growth.

         Minority interest represents primarily the interest of the limited partners in Realty for the three and six months ended June 30, 1997. Minority interest also represents the interests of third parties in consolidated joint ventures, including approximately $796,000 and $904,000 for three and six months ending June 30, 1997, respectively relating to the 41.8% minority interest of a third-party in the joint venture that owns the Boston Park Plaza hotel and approximately $67,000 and $149,000 for the three and six months ending June 30, 1997, respectively relating to the 6.5% minority interest of a third-party in the joint venture that owns the Westwood Marquis.

THE CORPORATION

         Hotel revenues increased by approximately $142.0 million and $253.8 million for the three and six months ended June 30, 1997, respectively as compared to the corresponding periods of 1996. The leasing and assumption of management of the Acquired Hotels and the addition of the 293-room Radisson Marque hotel in Winston-Salem, North Carolina resulted in increases in hotel revenues of approximately $132.4 million and $227.7 million for the three and six months ended June 30, 1997, respectively. Furthermore, the leasing, assumption of management, and addition of hotels during the six months ended June 30, 1996 (the 442-room Clarion Hotel located at the San Francisco Airport, the 308-suite Doubletree Guest Suites in Irving, Texas, the 254-suite Doubletree Guest Suites in Ft. Lauderdale, Florida, the 260-room Westin in Tampa, Florida and the 257-room Midland Hotel in Chicago, Illinois) resulted in increases in hotel revenues of approximately $3.0 million and $17.1 million for the three and six months ended June 30, 1997, respectively as compared to the same periods in 1996. The remaining increase of $6.6 million and $9.0 million for the three and six months ended June 30, 1997, respectively is attributable to other continuously owned properties.

         Hotel gross margin for the three months ended June 30, 1997 was $71.9 million, or 33.5% of hotel revenues, as compared to $24.1 million, or 33.2% of hotel revenues, for the same period of 1996. Hotel gross margin for the six months ended June 30, 1997 was $116.3 million, or 30.9% of hotel revenues, as compared to $38.8 million, or 31.6% of hotel revenues, for the same period of 1996. The decrease in gross margin percentage for the six months ended June 30, 1997 was primarily due to the increase in the food and beverage revenue component of total hotel revenue (26.8% and 19.2% for the six months ended June 30, 1997 and 1996, respectively) resulting from the Company's continued investment in full-service hotels offset, in part, by increases in room revenue per available room ("REVPAR") and the termination of third-party management agreements.

         Gaming revenues for the three months ended June 30, 1997 as compared to the corresponding period in 1996, decreased by approximately $3.1 million to $3.8 million. Gaming revenues for the six months ended June 30, 1997, as compared to the corresponding period in 1996, decreased by approximately $6.0 million to $7.7 million. Gaming gross margin for the three months ended June 30, 1997 was a loss of $352,000, as compared to a profit of $557,000 for the corresponding period in 1996. Gaming gross margin for the six months ended June 30, 1997 was a loss of $521,000, as compared to a profit of $1.6 million for the corresponding period in 1996.

         The decrease in gaming revenues and the decline in gaming gross margin predominately resulted from the sale of the Bourbon Street Hotel and Casino in September 1996. The real property of the King 8 was also sold in 1996 for approximately $18.8 million. The sale of the personal property of the King 8 for $3 million is scheduled to close following the receipt by the purchaser or his designee of required gaming licenses and approval. A subsidiary of the Corporation leases the real property from the purchaser and has agreed to continue to operate the hotel and casino while the purchaser obtains required gaming licenses and approvals.

         Management fees and other income for the three months ended June 30, 1997 includes approximately $314,000 of management fee income from the joint venture that owns the Boston Park Plaza hotel and approximately $891,000 of management fee income from the HEI Managed

Hotels. Management fees and other income for the six months ended June 30, 1997 includes approximately $471,000 of management fee income from the joint venture that owns the Boston Park Plaza hotel and approximately $1.2 million of management fee income from the HEI Managed Hotels.

         Administrative and general expenses for the three months ended June 30, 1997 increased to $4.8 million or 2.2% of revenues, as compared to $1.5 million or 1.8% of revenues for the corresponding period of 1996. Administrative and general expenses for the six months ended June 30, 1997 increased to $8.4 million or 2.2% of revenues, as compared to $2.6 million or 1.9% of revenues for the corresponding period in 1996. The increase was primarily a result of increases in payroll costs commensurate with the Company's growth, the assumption of management of hotels previously operated by third-parties, and expenses incurred as a result of awards granted under the Corporation's Long-Term Incentive Plan.

         Depreciation and amortization expense increased by approximately $5.0 million for each of the three and six months ended June 30, 1997 as compared to the corresponding periods of 1996.

         Minority interest represents primarily the interest of the limited partners in Operating. Minority interest also represents the interests of third parties in consolidated joint ventures including approximately $1.4 million and $952,000 for the three and six months ended June 30, 1997, respectively relating to the 41.8% minority interest of a third-party in the joint venture that owns the Boston Park Plaza hotel.

         For information with respect to rent and interest paid to the Trust during the three and six months ended June 30, 1997 and 1996, see, "The Trust" immediately above.


EXTERNAL GROWTH

         During the six months ended June 30, 1997 the Company acquired equity interests in 19 hotels containing more than 5,300 rooms at a combined cost exceeding $500 million, as follows: the 220-room Deerfield Beach Hilton in Deerfield Beach, Florida (January 1997); the 263-room Radisson Denver South in Denver, Colorado (January 1997); the HEI Owned Hotels consisting of 3,040 rooms (February 1997); the 578-room Days Inn in Chicago, Illinois (February 1997); the 120-suite Hermitage Suites Hotel in Nashville, Tennessee (March 1997); the 100-room Hotel De La Poste in New Orleans, Louisiana (March 1997); the 264-suite Marriott Suites hotel in San Diego, California (April 1997); the 129-room Tremont Hotel in Chicago, Illinois (April 1997); the 172-room Raphael Hotel in Chicago, Illinois (May 1997); and the 480-room Sheraton in Stamford, Connecticut (June 1997).

INTERNAL GROWTH

         On a same-store-sales basis, including the results of all hotels acquired prior to June 30, 1997 for the period from their respective dates of acquisition if acquired in 1997 as compared to the same period in 1996 and excluding hotels held for sale and hotels under substantial renovation during the second quarter (the Doral Inn in New York, New York, the Doubletree Guest Suites in Philadelphia, Pennsylvania (to be reflagged Westin), and the Westin in Tampa,

Florida), REVPAR for the three months ended June 30, 1997 increased 10.0% from $66.82 to $73.52 over the same period in 1996. The increase in REVPAR resulted from an increase in average daily rate ("ADR") of 9.4%, from $90.89 to $99.46, while the occupancy rate increased by less than one percentage point to 73.9%.

         On a same-store-sales basis, including the results of all hotels acquired prior to June 30, 1997, for the period from their respective dates of acquisition if acquired in 1997 as compared to the same period in 1996 and excluding hotels held for sale and hotels under substantial renovation during the second quarter (the Doral Inn in New York, New York, the Doubletree Guest Suites at the Philadelphia airport in Philadelphia, Pennsylvania, and the Westin in Tampa, Florida), REVPAR for the six months ended June 30, 1997, increased 7.7% from $65.85 to $70.93 over the same period in 1996. The increase in REVPAR resulted from an increase in ADR of 9.4%, from $91.73 to $100.33, while the occupancy rate decreased slightly from 71.8% to 70.7%.

         The overall REVPAR increase for the three and six months ended June 30, 1997 was largely attributable to the strong increase in REVPAR at the Company's upscale hotels. These hotels experienced an increase in REVPAR of 9.7% and 8.1% for the three and six months ended June 30, 1997, respectively as compared to the corresponding periods of 1996. ADR for the Company's upscale hotels increased 9.2% and 8.8% for the three and six months ended June 30, 1997, respectively as compared to the corresponding periods in 1996 while occupancy rates increased by less than one basis point for the three months ended June 30, 1997 and decreased by less than one basis point for the six months ended June 30, 1997.

           The following tables summarize average occupancy, ADR and REVPAR on a year-over-year basis for the Company's 86 owned and operated (including Company owned but third-party managed hotels, third party owned but Company managed hotels, and including hotels acquired during 1997 for the period beginning with their respective dates of acquisition and ending at the end of each period), non-gaming hotels for the three and six months ended June 30, 1997 and 1996:


                                            THREE MONTHS ENDED JUNE 30
                                            --------------------------
66 Upscale Hotels                                1997          1996
                                            --------------------------
Occupancy Rate..................                 75.4%          75.0%
ADR.............................               $103.04         $94.38
REVPAR..........................               $ 77.72         $70.82
REVPAR % change.................                  9.7%

                                            THREE MONTHS ENDED JUNE 30
                                            --------------------------
20 Midscale/Economy  Hotels                      1997          1996
                                            --------------------------
Occupancy Rate..................                 62.7%          68.0%
ADR.............................                $76.95         $68.75
REVPAR..........................                $48.27         $46.74
REVPAR % change.................                  3.3%

                                            THREE MONTHS ENDED JUNE 30
                                            --------------------------
78 Non-Gaming Hotels(1)                         1997           1996
                                            --------------------------
Occupancy Rate..................                 73.9%          73.5%
ADR.............................                $99.46         $90.89
REVPAR..........................                $73.52         $66.82
REVPAR % change.................                 10.0%

                                             SIX MONTHS ENDED JUNE 30
                                             ------------------------
66 Upscale Hotels                               1997           1996
                                             ------------------------
Occupancy Rate..................                 72.4%          72.9%
ADR.............................               $104.10         $95.66
REVPAR..........................               $ 75.38         $69.72
REVPAR % change.................                  8.1%

                                             SIX MONTHS ENDED JUNE 30
                                             ------------------------
20 Midscale/Economy  Hotels                     1997           1996
                                             ------------------------
Occupancy Rate..................                 59.3%          66.3%
ADR.............................                $74.23         $65.97
REVPAR..........................                $44.04         $43.75
REVPAR % change.................                  0.7%

                                             SIX MONTHS ENDED JUNE 30
                                             ------------------------
78 Non-Gaming Hotels(1)                         1997           1996
                                             ------------------------
Occupancy Rate..................                 70.7%          71.8%
ADR.............................               $100.33         $91.73
REVPAR..........................               $ 70.93         $65.85
REVPAR % change.................                  7.7%


(1) Excluding five hotels held for sale and three hotels under substantial renovation during the quarter.

         Management believes that increases in REVPAR resulted primarily from increases in demand due to continued favorable economic conditions which have resulted in increased business and leisure travel throughout the United States, while the supply of hotel rooms has not increased as rapidly, particularly in major urban locations. Revenue increases for the quarter were greatest at hotels located in the major urban markets of New York, Philadelphia, San Francisco, San Diego, and Chicago. REVPAR was positively impacted by the Easter holiday which fell during the first quarter of 1997 and during the second quarter of 1996.

         Management believes that there are several important factors that have contributed to the improved profitability of hotel properties, including increased ADR and effective cost management. Because a substantial portion of the hotels' operating costs and expenses are generally fixed, the Company derives substantial operating leverage from increases in revenue. However, the Company's continued investment in full-service properties has led to a larger component of food and beverage revenue when compared to the same period last year. Consequently, gross margins for the six months ended June 30, 1997 declined to 30.9% from 31.6% in the corresponding period in 1996.

         During the six months ended June 30, 1997, consistent with its business objective to capture the economic benefits otherwise retained by third-party operators, the Corporation assumed management of the 19 hotels acquired during the period. Management believes that the assumption of direct control over the operations of these hotels will allow the Corporation to effectively use the experience of management to improve operations. In addition, during the six months ended June 30, 1997 the Corporation assumed management of the HEI Managed Hotels.

         During the three months ended June 30, 1997, the Company completed the renovation of the Edmond Meany Tower in Seattle, Washington. Renovations have begun and are scheduled to be completed in 1997 and 1998 for the Sheraton Colony Square in Atlanta, Georgia, the Clarion Hotel at the San Francisco Airport, Westin in Tampa, Florida, the Doubletree Guest Suites at the Philadelphia airport in Philadelphia, Pennsylvania, the Westwood Marquis in Los Angeles, California, and the Doral Inn, the Doral Tuscany and the Doral Court in New York. In addition, the Boston Park Plaza's renovation is currently scheduled to begin in November 1997 during a seasonally weak period.

SEASONALITY AND DIVERSIFICATION

         Demand is affected by normally recurring seasonal patterns. Generally the Company's portfolio of hotels as a whole has performed better in the second and third quarters due to decreased travel in the winter months. Acquisitions and renovations have affected this seasonality, however the second quarter continues to represent a better performing period. Additional acquisitions and renovations may further affect the seasonality of the Company's current portfolio. The Company has continued to implement a business strategy of franchise and geographic diversification.

                    COMBINED LIQUIDITY AND CAPITAL RESOURCES

CASH FLOW PROVIDED BY OPERATING ACTIVITIES

         The principal source of cash used to fund the Company's operating expenses, interest expense, recurring capital expenditures and distribution payments by the Trust is cash flow provided by operating activities. The Company anticipates that cash flow provided by operating activities will provide the necessary funds on a short and long term basis to meet operating cash requirements including all distributions to shareholders by the Trust. During the second quarter of 1997, the Trust paid a distribution of $0.39 per share declared in the first quarter of 1997. During the third quarter of 1997, the Trust paid a distribution of $0.39 per share declared in the second quarter of 1997.

CASH FLOWS FROM INVESTING AND FINANCING ACTIVITIES

         The Company intends to finance the acquisition of additional hotel properties, major hotel renovations and capital improvements and provide for general corporate purposes through the Credit Facilities, through additional lines of credit and, when market conditions warrant, through the issuance of additional equity or debt securities.

         During the quarter, the maturity date of a $94 million non-recourse secured term loan (the "Term Loan"), which was originally due April 26, 1997, was extended to October 26, 1997, on the same terms and conditions and with a right to further extend at the Company's option to April 1998.

         Also during the quarter, the maturity date of the Prudential Loan, which was originally due May 30, 1997, was extended to July 14, 1997.

         On June 12, 1997, the Company completed a transaction resulting in operating and ownership control of the 480-room Stamford Sheraton Hotel in Stamford, Connecticut. In connection with this transaction, the Company entered into a $10.25 million mortgage agreement with Lehman Brothers (the "Stamford Note"). The Stamford Note is secured by the Stamford Sheraton, bears interest at LIBOR plus 225 basis points and matures on January 31, 2000.

                   The following is a summary of the Credit Facilities, the Doral Mortgage, the BPP Mortgage, the Prudential Loan, and the Tax Exempt Bonds as of June 30, 1997:

                                                                       AMOUNT
                                                                   OUTSTANDING AT
  FACILITY/LENDER        EXPIRATION DATE     AMOUNT OF FACILITY        6/30/97         INTEREST RATE AT 6/30/97
  ---------------        ---------------     ------------------        -------         ------------------------
Mortgage Facility/       October 27, 1997     $71.0 million         $70.6 million      One Month LIBOR + 1.75%
  Lehman Brothers.....                                                                 (7.44%)

Acquisition Facility/    October 1, 1998      $135.0 million        $96.8 million      One, Two, or Three Month
  Lehman Brothers.....                                                                 LIBOR + 1.625% (7.31%)

Term Loan/               October 26, 1997     $93.96 million        $93.96 million     One, Two, or Three Month
  Lehman Brothers.....                                                                 LIBOR + 1.95% for first
                                                                                       $23.96 million and +1.75%
                                                                                       for $70.0 million (7.64% and
                                                                                       7.19%)

Goldman Facility/        August 16, 1997      $300.0 million        $268.0 million     One Month LIBOR +1.75% to
  Goldman Sachs.......    Extendible to                                                8/16/97 and +2.75% thereafter
                         February 16, 1998                                             (7.44%)

Stamford Note/           January 31, 2000     $10.25 million        $10.25 million     One Month LIBOR +2.25% (7.94%)
  Lehman Brothers.....

Doral Mortgage/          September, 2001      $27.4 million         $27.4 million                  7.64%
  Sumitomo............

BPP Mortgage/              May, 2003          $25.0 million         $25.0 million                  8.42%
  Georgia Life........

Tax Exempt Bonds/.....   October, 2013        $39.5 million         $39.5 million                  6.70%

Prudential Loan/         July 14, 1997        $72.0 million         $72.0 million                  7.00%
  Prudential..........
                                            ---------------------------------------

Totals                                        $774.11 million       $703.51 million
                                            =======================================

         As previously discussed, during the second quarter ended June 30, 1997, the Company completed the renovation of the Edmond Meany Tower Hotel in Seattle, Washington. Hotels with significant renovations in progress at the end of the second quarter and planned for 1997 and 1998, included the Sheraton Colony Square in Atlanta, Georgia; the Westin in Tampa, Florida; the Doubletree Philadelphia Airport in Philadelphia, Pennsylvania; the Westwood Marquis in Los Angeles, California; the Clarion Hotel at the San Francisco Airport; and the Doral Inn, Doral Tuscany and Doral Court in New York, New York. In addition, the Boston Park Plaza's renovation is currently scheduled to begin in November 1997 during a seasonally weak period. The Company plans to expend in excess of $100 million for renovations in 1997 including the renovations mentioned above. Major and minor renovations, expansions and upgrades of other hotels are also being contemplated. In addition, the Company intends to develop new hotels on a selective basis and, as of June 30, 1997, had begun construction of a 426-room hotel in downtown Seattle, Washington and a 423-room hotel in San Francisco, California. Sources of capital for major renovations, expansions and upgrades of hotels as well as new construction are expected to be excess funds from operations, additional debt financing, and additional equity raised in the public and private markets.

         As of June 30, 1997, since January 1, 1996, the Company has invested over $1.3 billion in acquisitions of hotel assets. As part of its investment strategy, the Company plans to continue to acquire additional hotels. Future acquisitions are expected to be funded through further draws under the Credit Facilities, draws under new lines of credit, issuance of long-term debt on either a secured or unsecured basis, issuance of limited partnership units by Realty and Operating that are exchangeable for Paired Shares and the issuance of additional equity or debt securities by the Company. The Company intends to incur additional indebtedness in a manner consistent with its policy of maintaining a ratio of debt-to-total market capitalization of not more than 50%.

         On April 3, 1997, the Company announced that it was working with institutional lenders on the development of new credit facilities for up to $700 million which would consolidate and replace current credit facilities and provide capacity for future acquisitions. In July, 1997, the Company entered into a $200 million three-year unsecured term loan arranged by Bankers Trust Company and co-arranged by affiliates of Goldman Sachs and Lehman Brothers. The term loan bears interest at a rate which will vary depending upon the leverage of the Company starting at LIBOR plus 112.5 basis points. The initial rate is LIBOR plus 162.5 basis points. Proceeds from the term loan were used to finance the repayment of existing indebtedness, including the Prudential Loan and for the acquisition of the 385-room Radisson Plaza Hotel at Town Center in Southfield, Michigan.

         During the quarter ended June 30, 1997, the Trust and the Corporation repurchased 703,500 paired shares at an aggregate cost of approximately $25.7 million.

         Management of each of the Trust and of the Corporation believes that it will have access to capital resources sufficient to satisfy the cash requirements of each of the Trust and the Corporation and to expand and develop their business in accordance with their strategy for future growth.

FUNDS FROM OPERATIONS

         Management believes that funds from operations ("FFO") is one measure of financial performance of an equity REIT such as the Trust. Combined FFO (as defined by the National Association of Real Estate Investments Trusts) (1) for the three months ended June 30, 1997 grew by 184.6% to $51.8 million, compared to combined FFO of $18.2 million for the corresponding period in 1996. Combined FFO for the six months ended June 30, 1997 grew by 171.1% to $85.0 million, compared to combined FFO of $31.3 million for the corresponding period in 1996. The following table shows the calculation of historical combined FFO for the indicated periods:

                                                       Three months ended
                                                             June 30
                                                      -------------------
                                                        1997      1996
                                                      -------------------
                                                         (in thousands)
     Income before extraordinary item
      and minority interest.........................  $25,858   $13,058
     Real estate related depreciation
      and amortization..............................   29,827     6,130
     Amortization of financing costs ...............     (942)     (482)
     Loss on sale of real estate investments .......      504       347
     Minority interest-consolidated joint
      ventures .....................................   (3,407)     (844)
                                                      -------   -------
     Funds From Operations .........................  $51,840   $18,209
                                                      =======   =======

                                                                Six months ended
                                                                     June 30
                                                             ----------------------
                                                              1997           1996
                                                             ----------------------
                                                                 (in thousands)
Income before extraordinary item and minority interest       $35,900        $18,964
Real estate related depreciation and amortization ....        54,387         13,790
Amortization of financing costs ......................        (2,063)          (761)
Loss on sale of real estate investments ..............           504            347
Minority interest-consolidated joint ventures ........        (3,775)        (1,006)
                                                              ------        -------
Funds From Operations ................................       $84,953        $31,334
                                                             =======        =======

-------------

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

         FFO includes $1.5 million and $780,000 of interest income recognized in excess of the interest received on mortgage notes receivable (as a result of the notes having been purchased at a discount) for the three months ended June 30, 1997 and 1996, respectively. FFO includes $2.9 million and $1.6 million of interest income recognized in excess of interest received on mortgage notes receivable for the six months ended June 30, 1997 and 1996, respectively.

PART II. - OTHER INFORMATION

Item 1.  Legal Proceedings

                  None

Item 2.  Changes in Securities

                  Recent Sales of Unregistered Securities

                  During the quarter ended June 30, 1997, the Trust and the Corporation issued 38,215 Paired Shares in exchange for a like number of limited partnership units of Realty and Operating. The issuance of Paired Shares by the Trust and the Corporation was exempt from registration under the Securities Act of 1933, as amended (the "Securities Act"), pursuant to Section 4(2) of the Securities Act.

Item 3.  Defaults Upon Senior Securities

                  None

Item 4.  Submission of Matters to a Vote of Security Holders

                  None

Item 5.  Other Information

                  None

Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits

Exhibit No.

10.1 Form of Amendment No. 2 to Indemnification Agreement dated June 26, 1997 between Starwood Lodging Trust and each of its Trustees and executive officers (Messrs. Ronald C. Brown, Bruce W. Duncan, Steven R. Goldman, Madison F. Grose, Gary M. Mendell, Roger S. Pratt, Stephen R. Quazzo, Daniel H. Stern and Barry S. Sternlicht).

10.2 Form of Amendment No. 2 to Indemnification Agreement dated June 26, 1997 between the Starwood Lodging Corporation and each of its Directors and executive officers (Messrs. Jean-Marc Chapus, Eric A. Danziger, Theodore W. Darnall, Jonathan D. Eilian, Bruce M. Ford, Graeme W. Henderson, Earle F. Jones, Michael A. Leven, Alan M. Schnaid and Barry
         S. Sternlicht).

10.3 Form of Amendment No. 2 to Amended and Restated Loan Agreement dated April 25, 1997 between SLT Realty Limited Partnership, Starwood Lodging Trust, CP Hotel Realty Limited Partnership, Midland Building Corporation and Lehman Brothers Holdings Inc., D/B/A Lehman Capital, a Division of Lehman Brothers Holdings Inc.

10.4 Form of letter dated April 9, 1997 from SLT Realty Limited Partnership and Starwood Lodging Trust (collectively the "Borrowers") to Prudential Property Investment Separate Account II whereby the Borrowers exercised their option to extend the maturity date of the Purchase Money Promissory Note, in the original amount of $97,500,000, dated February 14, 1997, from April 15, 1997 to May 14, 1997.

10.5 Form of Amendment to Purchase Money Promissory Note dated April 26, 1997 between SLT Realty Limited Partnership and Starwood Lodging Trust (together "Makers") in favor of the Prudential Insurance Company of America, on behalf of Prudential Property Investment Separate Account II ("Payee").

10.6 Form of Amendment No. 2 to Purchase Money Promissory Note dated May 28, 1997 between SLT Realty Limited Partnership and Starwood Lodging Trust (together "Makers") in favor of the Prudential Insurance Company of America, on behalf of Prudential Property Investment Separate Account II ("Payee").

10.7     Form of Employment Agreement between Starwood Lodging Trust and Barry
         S. Sternlicht dated as of June 30, 1997.

11.      Combined statement regarding computation of per share earnings.

         (b)      Reports on Form 8-K.

                  None.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, each Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




STARWOOD LODGING TRUST                  STARWOOD LODGING CORPORATION
Registrant                              Registrant





/s/ RONALD C. BROWN                     /s/ ALAN M. SCHNAID
------------------------------          ---------------------------------------
Ronald C. Brown                         Alan M. Schnaid
Senior Vice President and               Vice President and Corporate Controller
Chief Financial Officer                 (Principal Accounting Officer)
(Principal Financial Officer)






Date: August 14, 1997.