Form 10-K/A
period 1996-12-31
STARWOOD LODGING TRUST; STARWOOD LODGING CORP
filed 1997-12-18
CIK 48595, 316206

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  FORM 10-K/A2

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

                               TABLE OF CONTENTS


 ITEM
NUMBER
IN FORM
 10-K                                                                                      PAGE
-------                                                                                    ----
                                            PART I
   1.     Business.......................................................................    1
   2.     Properties.....................................................................   10
   3.     Legal Proceedings..............................................................   18
   4.     Submission of Matters to a Vote of Security Holders............................   18

                                            PART II

   5.     Market for Registrants' Common Equity and Related Stockholder Matters..........   19
   6.     Selected Financial Data........................................................   20
          Management's Discussion and Analysis of Financial Condition and Results of
   7.     Operations.....................................................................   22
   8.     Financial Statements and Supplementary Data....................................   31
   9.     Changes in and Disagreements with Accountants on Accounting and Financial
          Disclosure.....................................................................   31

                                           PART III

  10.     Trustees, Directors and Executive Officers of the Registrants..................   31
  11.     Executive Compensation.........................................................   37
  12.     Security Ownership of Certain Beneficial Owners and Management.................   44
  13.     Certain Relationships and Related Transactions.................................   48

                                            PART IV

          Exhibits, Financial Statements, Financial Statement Schedules and Reports on
  14.     Form 8-K.......................................................................   50


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


RISKS RELATING TO INVESTMENTS IN THE COMPANY AND THE HOTEL INDUSTRY


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

     Regulation of Gaming Operations. The Company's casino gaming facilities located in Las Vegas, Nevada, are subject to extensive licensing and regulatory control by the Nevada Gaming Commission and other Nevada authorities. These regulatory authorities have broad powers with respect to the licensing of gaming operations, and may revoke, suspend, condition or limit the gaming approvals and licenses of the Corporation and its gaming subsidiary, impose substantial fines and take other actions, any of which could have a material adverse effect on the Corporation's business and the going concern value of the Trust's hotel/casinos. Directors, officers and certain key employees of the Corporation and its gaming subsidiary are subject to licensing or suitability determinations by the Nevada Gaming Commission and local gaming authorities. If the Nevada Gaming Commission were to find a person occupying any such position unsuitable, the Corporation would be required to sever its relationship with that person.

REAL ESTATE INVESTMENT RISKS

     General Risks. Real property investments are subject to varying degrees of risk. The investment returns available from equity investments in real estate depend in large part on the amount of income earned and

                                      (ii)
capital appreciation generated by the related properties as well as the expenses incurred. If the properties of the Company do not generate revenue sufficient to meet operating expenses, including debt service and capital expenditures, the income of the Company and its ability to make distributions to its shareholders will be adversely affected. In addition, income from properties and real estate values are also affected by a variety of other factors, such as governmental regulations and applicable laws (including real estate, zoning and tax laws), interest rate levels and the availability of financing. In addition, equity real estate investments, such as the investments held by the Company and any additional properties that may be acquired by the Company, are relatively illiquid.

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

     Consistent with this strategy, Starwood Lodging acquired equity interests in the following 30 hotels during 1996 (the "1996 Properties"):


                                                                           DATE
                                                                            OF      PURCHASE PRICE
                   HOTEL(1)                             LOCATION         PURCHASE      (000'S)          ROOMS
-----------------------------------------------  ----------------------  --------   --------------      ------
Westin Hotel...................................  Washington, DC           1/04/96      $ 33,000           263
Boston Park Plaza..............................  Boston, MA               1/24/96        96,478(2)(3)     960
Midland Hotel..................................  Chicago, IL              3/22/96        21,000           257
Clarion Hotel, San Francisco Airport...........  Milbrae, CA              4/25/96        30,000           442
Doubletree DFW Airport.........................  Irving, TX               4/26/96        28,568           308
Doubletree Cypress Creek.......................  Ft. Lauderdale, FL       4/26/96        23,220           254
Westin Hotel...................................  Tampa, FL                4/26/96        21,462           260
Doubletree Guest Suites........................  Philadelphia, PA         6/03/96        18,230           251
Days Inn.......................................  Philadelphia, PA         7/01/96         3,570           177
The Institutional Portfolio consisting of:
Ritz Carlton...................................  Philadelphia, PA         8/12/96                         290
Ritz Carlton...................................  Kansas City, MO          8/12/96                         373
Westin Hotel...................................  Waltham, MA              8/12/96                         347
Westin LAX.....................................  Los Angeles, CA          8/12/96                         739
Westin Horton Plaza............................  San Diego, CA            8/12/96                         450
Westin Hotel Concourse.........................  Atlanta, GA              8/12/96                         370
Doubletree Grand at Mall of America............  Bloomington, MN          8/12/96                         321
The Wyndham Hotel..............................  Ft. Lauderdale, FL       8/12/96                         251
                                                                                       --------         -----
                                                                                        315,000         3,141
Hotels of Distinction Portfolio consisting of:
The Hotel Park Tucson..........................  Tucson, AZ               8/16/96                         215
Embassy Suites.................................  Palm Desert, CA          8/16/96                         198
The Marque of Atlanta..........................  Atlanta, GA              8/16/96                         275
Arlington Park Hilton..........................  Arlington Heights, IL    8/16/96                         422
Sheraton Needham...............................  Needham, MA              8/16/96                         247
Embassy Suites.................................  St. Louis, MO            8/16/96                         297
Radisson Marque................................  Winston-Salem, NC        8/16/96                         293
Allentown Hilton...............................  Allentown, PA            8/16/96                         224
Sheraton Minneapolis Metrodome.................  Minneapolis, MN          9/05/96                         254
                                                                                       --------         -----
                                                                                        135,000         2,425
Marriott Forrestal Village.....................  Princeton, NJ            8/29/96        19,600           294
Doral Court....................................  New York, NY             9/19/96        21,028           199
Doral Tuscany..................................  New York, NY             9/19/96        12,888           121
Westwood Marquis...............................  Los Angeles, CA         12/31/96        35,000(4)        257
                                                                                       --------         -----
                                                                                       $814,044         9,609
                                                                                       ========         =====


---------------

(1) Starwood Lodging acquired a 100% equity interest in each of these properties except for the Boston Park Plaza and the Westwood Marquis (see footnotes (2) and (4) below).



(2) Represents 100% interest. Starwood Lodging acquired a 58.2% interest in a joint venture that acquired the property.



(3) Includes $14 million allocated to the purchase price of the office building portion of the hotel property.



(4) Represents 100% interest. Starwood Lodging acquired a 93.5% interest in a joint venture that acquired the property.

     In addition, as of March 10, 1997, Starwood Lodging had acquired equity interests in 1997 in the following 13 hotels containing approximately 4,100 rooms (the "1997 Properties"):


                                                                                          FOR THE YEAR ENDED
                                                                                           DECEMBER 31, 1996
                                                  DATE     PURCHASE                   ---------------------------
                                                   OF       PRICE             YEAR     ADR     OCCUPANCY   REVPAR
        HOTEL(1)                LOCATION        PURCHASE   (000'S)    ROOMS   OPENED   ($)        (%)       ($)
------------------------  --------------------  --------   --------   -----   -----   ------   ---------   ------
Deerfield Beach
  Hilton................  Deerfield Beach, FL    1/08/97   $ 11,500    220     1985    82.79      66.6     55.17
Radisson Denver South...  Denver, CO             1/17/97     21,750    263     1986    78.69      74.1     58.31
The HEI Portfolio of owned hotels consisting
  of:
The Sheraton Hotel......  Long Beach, CA         2/14/97               460     1988    85.61      63.0     53.91
Omni Waterside Hotel....  Norfolk, VA            2/14/97               446     1976    81.93      63.5     52.02
BWI Airport Marriott....  Baltimore, MD          2/14/97               310     1988   101.59      77.1     78.35
Crown Plaza Edison......  Edison, NJ             2/14/97               274     1987    77.87      69.9     54.46
Courtyard by Marriott
  Crystal City..........  Arlington, VA          2/14/97               272     1990   102.00      68.6     69.97
Charleston Hilton.......  Charleston, SC         2/14/97               296     1983    78.89      59.6     47.02
Park Ridge Hotel........  King of Prussia, PA    2/14/97               265     1973    94.68      70.0     66.31
Sonoma County Hilton....  Santa Rosa, CA         2/14/97               245     1984    73.96      71.8     53.07
Novi Hilton.............  Novi, MI               2/14/97               239     1985    88.98      70.3     62.56
Embassy Suites..........  Atlanta, GA            2/14/97               233     1989   100.74      70.0     77.50
                                                           --------   -----
                                                            312,000   3,040
Days Inn Chicago........  Chicago, IL            2/21/97     48,000    578     1965    85.60      77.9     66.64
                                                           --------   -----
                                                           $393,250   4,101
                                                           =========  ======


---------------

(1) Starwood Lodging acquired a 100% equity interest in each of these properties.


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


     Competition in the hotel industry is vigorous and is generally based on quality and consistency of service, attractiveness of facilities and locations, availability of a global distribution system, price and other factors. Management believes that the Company competes favorably in these areas. The properties of the Company compete with other hotel properties in their geographic markets. The principle competitors of the Company include other hotel REITs, hotel operating companies and national hotel brands. Many of the Company's competitors may have substantially greater marketing and financial resources than the Company.


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


     As of December 31, 1996 the Company had approximately $479.6 million of debt outstanding. Approximately 93% of the Company's owned hotels were encumbered by debt. The majority of the debt encumbering these assets is subject to cross-collateralization and cross-default provisions. Although the Company's governing documents do not provide any limitations on the incurrence of indebtedness, management currently plans to maintain a Debt-to-Total Market Capitalization Ratio (defined as total debt outstanding divided by the sum of total debt outstanding and the fair market value of the Company's paired common shares on a fully diluted basis, after giving effect to the conversion of the Partnership units) of no more than 50%. During the year ended December 31, 1996, the Company's Debt-to-Total Market Capitalization Ratio did not exceed 50%.


     Management of each of the Trust and of the Corporation believes that it will have access to capital resources sufficient to satisfy the cash requirements of each of the Trust and the Corporation and to expand and develop their business in accordance with their strategy for future growth.

FUNDS FROM OPERATIONS

     Management believes that funds from operations ("FFO") is one measure of financial performance of an equity REIT such as the Trust. Combined FFO (as defined by the National Association of Real Estate

Investment Trusts)(1) for the year ended December 31, 1996, grew by 150% to $82.7 million, compared to combined FFO of $33.1 million for the corresponding period in 1995. The following table shows the calculation of historical combined FFO for the indicated periods:

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

NAME AND AGE                    PRINCIPAL OCCUPATION AND BUSINESS EXPERIENCE   TRUSTEE SINCE
------------------------------  ---------------------------------------------  --------------
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

NAME AND AGE                    PRINCIPAL OCCUPATION AND BUSINESS EXPERIENCE   TRUSTEE SINCE
------------------------------  ---------------------------------------------  --------------
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

NAME AND AGE                    PRINCIPAL OCCUPATION AND BUSINESS EXPERIENCE   DIRECTOR SINCE
------------------------------  ---------------------------------------------  --------------
Bruce M. Ford (57)............  President of FST and Associates and President  September 1983
                                of F.K.B. Management Corporation, hotel and
                                restaurant management companies, since 1988.
                                Member of Gibson 25 Associates, LLC, a hotel
                                developer, since March 1995. President of
                                Ford Management Corporation, a hotel/motel
                                management and development company since June
                                1988. Prior to that time, Mr. Ford was Senior
                                Vice President of Operations of Ramada Inns.

NAME AND AGE                    PRINCIPAL OCCUPATION AND BUSINESS EXPERIENCE   DIRECTOR SINCE
------------------------------  ---------------------------------------------  --------------
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

                                                                                   MEMBER OF
                                        PRINCIPAL OCCUPATION AND BUSINESS          MANAGEMENT
          NAME AND AGE                             EXPERIENCE                   COMMITTEE SINCE
---------------------------------  -------------------------------------------  ----------------
Barry S. Sternlicht (36).........  Chairman and Chief Executive Officer of the  December 1994
                                   Trust. He is founder and General Manager of
                                   Starwood Capital Group, L.L.C., (and
                                   co-founder of its predecessor entities in
                                   1991) and has been the President and CEO of
                                   Starwood Capital Group, L.P. since its
                                   formation. Mr. Sternlicht is currently a
                                   Trustee of the Trust, a Trustee of each of
                                   Equity Residential Properties Trust, a
                                   multi- family REIT, and Angeles
                                   Participating Mortgage Trust, a REIT, and
                                   is a director of each of Westin Hotel
                                   Company and U.S. Franchise Systems. Mr.
                                   Sternlicht is on the Board of Governors of
                                   NAREIT and is a member of the Urban Land
                                   Institute and of the National Multi-Family
                                   Housing Council. Mr. Sternlicht is a member
                                   of the Board of Directors of the Council
                                   for Christian and Jewish Understanding, is
                                   a member of the Young Presidents
                                   Organization and is on the Board of
                                   Directors of Junior Achievement for
                                   Fairfield County, Connecticut.

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

                                                                                   MEMBER OF
                                        PRINCIPAL OCCUPATION AND BUSINESS          MANAGEMENT
          NAME AND AGE                             EXPERIENCE                   COMMITTEE SINCE
---------------------------------  -------------------------------------------  ----------------
Michael A. Leven (59)............  President and Chief Executive Officer of     August 1995
                                   U.S. Franchise Systems, a hotel franchising
                                   and development company, since October
                                   1995. From November 1990 to September 1995,
                                   Mr. Leven was President and Chief Operating
                                   Officer of Holiday Inn Worldwide. Mr. Leven
                                   is a director of U.S. Franchise Systems.
                                   Mr. Leven is also a member of the Board of
                                   Governors of the American Red Cross and a
                                   Trustee of National Realty Trust.

     The following table includes certain information with respect to each of the Corporation's current executive officers other than Mr. Danziger:

              NAME                 AGE              POSITION(S) WITH THE CORPORATION
---------------------------------  ---   ------------------------------------------------------
Theodore W. Darnall..............  39    Executive Vice President and Chief Operating Officer
Alan M. Schnaid..................  30    Vice President and Corporate Controller

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

                           SUMMARY COMPENSATION TABLE

                                                                            LONG-TERM
                                                                          COMPENSATION
                                 ANNUAL COMPENSATION    RESTRICTED    ---------------------
                                 --------------------      STOCK      SECURITIES UNDERLYING
                          YEAR   SALARY($)   BONUS($)   AWARD(S)($)   OPTIONS/SARS(#)(1)(2)   COMPENSATION($)
                          -----  ---------   --------   -----------   ---------------------   ---------------
Barry S. Sternlicht.....   1996   181,252     250,000     956,250(3)        1,554,000
  Chairman and Chief       1995    91,667     150,000                         625,500
  Executive Officer
Jeffrey C. Lapin(4).....   1996   281,250                                       7,500              75,000(5)
  President and Chief      1995   199,167      75,000                         110,500
  Operating Officer        1994   190,000      75,000                           3,000(6)

                                                                            LONG-TERM
                                                                          COMPENSATION
                                 ANNUAL COMPENSATION    RESTRICTED    ---------------------
                                 --------------------      STOCK      SECURITIES UNDERLYING
                          YEAR   SALARY($)   BONUS($)   AWARD(S)($)   OPTIONS/SARS(#)(1)(2)   COMPENSATION($)
                          -----  ---------   --------   -----------   ---------------------   ---------------
Ronald C. Brown.........   1996   175,000     100,000     540,000(7)           85,500             187,513(8)
  Senior Vice President    1995    66,666      65,000                          82,500
  and Chief Financial
  Officer
Steven R. Goldman(9)....   1996    43,750      75,000     900,000(10)          90,000              58,862(11)
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

                           SUMMARY COMPENSATION TABLE

                                                                                              LONG-TERM
                                     ANNUAL COMPENSATION                                     COMPENSATION
                                                                               ----------------------------------------
                                    ---------------------      RESTRICTED      SECURITIES UNDERLYING
                            YEAR    SALARY($)    BONUS($)    STOCK AWARD($)    OPTIONS/SARs(#)(1)(2)    COMPENSATION($)
                            -----   ---------    --------    --------------    ---------------------    ---------------
Eric A. Danziger(3).......   1996    175,711     150,000        2,371,954(4)          300,000               306,212(5)
  President and Chief
  Executive Officer
Theodore W. Darnall(6)....   1996    191,790     137,500        1,033,946(7)          150,000                89,154(8)
  Executive Vice President
  and Chief Operating
  Officer
Steven R. Goldman(9)......   1996    131,250      25,000                                                     24,500(10)
  Senior Vice President      1995    114,583      75,000                               69,000                19,800(11)
Alan M. Schnaid(12).......   1996     85,228      22,500                                9,750                69,918(13)
  Vice President             1995     55,000       8,500                                6,750
                             1994     18,205       2,000

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

                     OPTION/SAR GRANTS IN LAST FISCAL YEAR

                               INDIVIDUAL GRANTS

                                                                                              POTENTIAL REALIZABLE
                                                                                                     VALUE
                                            % OF TOTAL                                      AT ASSUMED ANNUAL RATES
                          NUMBER OF          OPTIONS/                                            OF STOCK PRICE
                          SECURITIES      SARS GRANTED TO                                         APPRECIATION
                          UNDERLYING       EMPLOYEES IN                                         FOR OPTION TERM
                           OPTIONS/         LAST FISCAL    EXERCISE PRICE                   ------------------------
        NAME          SARS GRANTED(#)(1)       YEAR          ($/SH)(2)     EXPIRATION DATE     5%($)       10%($)
--------------------- ------------------  ---------------  --------------  ---------------- -----------  -----------
Barry S.
  Sternlicht.........       120,000(3)          4.25            22.00        April 30, 2006   1,522,843    3,786,484
                              9,000(4)          0.32            24.25         June 30, 2006     128,712      321,561
                            975,000(5)          34.5            23.92       August 12, 2006  13,965,995   35,008,635
                            450,000(6)          15.9            23.92       August 12, 2006   6,445,844   16,157,832

                                                                                              POTENTIAL REALIZABLE
                                                                                                     VALUE
                                            % OF TOTAL                                      AT ASSUMED ANNUAL RATES
                          NUMBER OF          OPTIONS/                                            OF STOCK PRICE
                          SECURITIES      SARS GRANTED TO                                         APPRECIATION
                          UNDERLYING       EMPLOYEES IN                                         FOR OPTION TERM
                           OPTIONS/         LAST FISCAL    EXERCISE PRICE                   ------------------------
        NAME          SARS GRANTED(#)(1)       YEAR          ($/SH)(2)     EXPIRATION DATE     5%($)       10%($)
--------------------- ------------------  ---------------  --------------  ---------------- -----------  -----------
Ronald C. Brown......        48,000(3)          1.70            22.00        April 30, 2006     609,137    1,514,594
                             37,500(6)          1.33            23.92       August 12, 2006     537,154    1,346,486
Steven R. Goldman....        52,500(3)          1.86            22.00        April 30, 2006     666,244    1,656,587
                             37,500(6)          1.33            23.92       August 12, 2006     537,154    1,346,486
Eric A. Danziger.....       187,500(7)          6.64            24.50         June 27, 2006   2,706,211    6,759,347
                            112,500(6)          3.98            23.92       August 12, 2006   1,611,461    4,039,458
Theodore W.
  Darnall............        75,000(8)          2.66            22.08        April 26, 2006     953,972    2,371,272
                             75,000(6)          2.66            23.92       August 12, 2006   1,074,307    2,692,972
Alan M. Schnaid......         9,750(9)          0.35            22.00        April 30, 2006     123,731      307,652
Jeffrey C. Lapin.....         7,500(10)         0.27            25.58         June 14, 2006     112,504      280,719

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

CERTAIN BENEFICIAL OWNERS

     To the knowledge of the Trust and the Corporation, no person owns beneficially 5% or more of the Paired Shares, except as follows:

                         NAME AND ADDRESS                             AMOUNT           PERCENT OF
                       OF BENEFICIAL OWNER                      BENEFICIALLY OWNED      CLASS(1)
    ----------------------------------------------------------  ------------------     ----------

    FMR Corp. ................................................       4,796,483(2)         11.2%(2)
    82 Devonshire Street Boston, MA 02109
    Starwood Capital Group, L.L.C.,
    its affiliated entities and
    Barry S. Sternlicht.......................................       3,736,998(3)          8.0%(3)
    Three Pickwick Plaza, Suite 250 Greenwich, CT 06830

    Prudential Real Estate Investors..........................       3,736,998(4)          8.0%(4)
    8 Campus Drive, 4th Floor Parsippany, NJ 07054

    Ziff Investment Management, L.L.C.,
    Ziff Investors Partnership, L.P. II,
    their affiliated entities and Daniel Stern................       2,302,819(5)          5.4%(5)
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

                                          By: /s/ RONALD C. BROWN
                                            ------------------------------------
                                            Ronald C. Brown, Senior Vice
                                              President


Date: December   , 1997


     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.


               SIGNATURE                                TITLE                       DATE
----------------------------------------  ---------------------------------  ------------------

/s/ BARRY S. STERNLICHT                   Chairman, Chief Executive Officer   December   , 1997
----------------------------------------    and Trustee (Principal
Barry S. Sternlicht                         Executive Officer)

/s/ GARY M. MENDELL                       President and Trustee               December   , 1997
----------------------------------------
Gary M. Mendell

/s/ RONALD C. BROWN                       Senior Vice President and Chief     December   , 1997
----------------------------------------    Financial Officer (Principal
Ronald C. Brown                             Financial and Accounting
                                            Officer)

/s/ STEVEN R. GOLDMAN                     Senior Vice President and Trustee   December   , 1997
----------------------------------------
Steven R. Goldman

/s/ BRUCE W. DUNCAN                       Trustee                             December   , 1997
----------------------------------------
Bruce W. Duncan

/s/ MADISON F. GROSE                      Trustee                             December   , 1997
----------------------------------------
Madison F. Grose
/s/ ROGER S. PRATT                        Trustee                             December   , 1997
----------------------------------------
Roger S. Pratt

/s/ STEPHEN R. QUAZZO                     Trustee                             December   , 1997
----------------------------------------
Stephen R. Quazzo

/s/ WILLIAM E. SIMMS                      Trustee                             December   , 1997
----------------------------------------
William E. Simms

/s/ DANIEL H. STERN                       Trustee                             December   , 1997
----------------------------------------
Daniel H. Stern

                                   SIGNATURE

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          STARWOOD LODGING CORPORATION
                                          (Registrant)

Date: December   , 1997                   By: /s/ ALAN M. SCHNAID
                                            ------------------------------------
                                            Alan M. Schnaid, Vice President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.


               SIGNATURE                                TITLE                       DATE
----------------------------------------  ---------------------------------  ------------------


/s/ EARLE F. JONES                        Chairman of the Board of            December   , 1997
----------------------------------------    Directors and Director
Earle F. Jones

/s/ ERIC A. DANZIGER                      President and Chief Executive       December   , 1997
----------------------------------------    Officer (Principal Executive
Eric A. Danziger                            Officer and Director)

/s/ THEODORE W. DARNALL                   Executive Vice President and        December   , 1997
----------------------------------------    Chief Operating Officer
Theodore W. Darnall

/s/ ALAN M. SCHNAID                       Vice President and Corporate        December   , 1997
----------------------------------------    Controller (Principal
Alan M. Schnaid                             Accounting Officer)

/s/ JEAN-MARC CHAPUS                      Director                            December   , 1997
----------------------------------------
Jean-Marc Chapus

/s/ JONATHAN D. EILIAN                    Director                            December   , 1997
----------------------------------------
Jonathan D. Eilian
/s/ GRAEME W. HENDERSON                   Director                            December   , 1997
----------------------------------------
Graeme W. Henderson

/s/ MICHAEL A. LEVEN                      Director                            December   , 1997
----------------------------------------
Michael A. Leven

/s/ BARRY S. STERNLICHT                   Director                            December   , 1997
----------------------------------------
Barry S. Sternlicht

/s/ DANIEL W. YIH                         Director                            December   , 1997
----------------------------------------
Daniel W. Yih