Form 10-K
period 1997-12-31
STARWOOD HOTELS & RESORTS; STARWOOD HOTEL & RESORTS WORLDWIDE INC
filed 1998-03-31
CIK 48595, 316206

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549
                            ------------------------

                                   FORM 10-K

[X] JOINT ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          FOR THE TRANSITION PERIOD FROM                TO

                            -----------------------------

          COMMISSION FILE NUMBER: 1-6828                      COMMISSION FILE NUMBER: 1-7959
                 STARWOOD HOTELS &                                   STARWOOD HOTELS &
                      RESORTS                                     RESORTS WORLDWIDE, INC.
   (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS       (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS
                     CHARTER)                                            CHARTER)

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
              PHOENIX, ARIZONA 85016                              PHOENIX, ARIZONA 85016
          (ADDRESS OF PRINCIPAL EXECUTIVE                     (ADDRESS OF PRINCIPAL EXECUTIVE
           OFFICES, INCLUDING ZIP CODE)                        OFFICES, INCLUDING ZIP CODE)

                  (602) 852-3900                                      (602) 852-3900
          (REGISTRANT'S TELEPHONE NUMBER,                     (REGISTRANT'S TELEPHONE NUMBER,
               INCLUDING AREA CODE)                                INCLUDING AREA CODE)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                TITLE OF EACH CLASS                      NAME OF EACH EXCHANGE ON WHICH REGISTERED
                -------------------                      -----------------------------------------
  Common shares of beneficial interest, par value                 New York Stock Exchange
                       $.01                                          Pacific Exchange
  per share, of Starwood Hotels & Resorts ("Trust
                     Shares")
paired with shares of Common Stock, par value $.01
per share, of Starwood Hotels & Resorts Worldwide,
                       Inc.
              ("Corporation Shares")

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                                      None

     Indicate by check mark whether the Registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. Yes [X] No [ ].

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of each Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ].

     As of March 27, 1998, the aggregate market value of the Registrants' voting and non-voting common equity held by non-affiliates(1) was $9,845,566,727.

     As of March 27, 1998, the Trust had 184,196,766 outstanding Trust Shares, and the Corporation had outstanding 184,196,766 Corporation Shares.
---------------
(1) For purposes of this Joint Annual Report only, includes all shares other than those held by the Registrants' Trustees, Directors and executive officers.

                               TABLE OF CONTENTS

 ITEM
NUMBER
IN FORM
 10-K                                                                     PAGE
-------                                                                   ----
          PART I
   1.     Business....................................................       8
   2.     Properties..................................................      32
   3.     Legal Proceedings...........................................      47
   4.     Submission of Matters to a Vote of Security Holders.........      48

                                    PART II
   5.     Market for Registrants' Common Equity and Related
          Stockholder Matters.........................................      49
   6.     Selected Financial Data.....................................      51
   7.     Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................      52
   8.     Financial Statements and Supplementary Data.................      65
   9.     Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure....................................      65

                                    PART III
  10.     Trustees, Directors and Executive Officers of the
          Registrants.................................................      65
  11.     Executive Compensation......................................      72
  12.     Security Ownership of Certain Beneficial Owners and
          Management..................................................      80
  13.     Certain Relationships and Related Transactions..............      84

                                    PART IV
  14.     Exhibits, Financial Statements, Financial Statement
          Schedules and Reports on Form 8-K...........................      86

     This Joint Annual Report is filed by Starwood Hotels & Resorts, a Maryland real estate investment trust (the "Trust"), and Starwood Hotels & Resorts Worldwide, Inc., a Maryland corporation (the "Corporation"). Unless the context otherwise requires, (i) all references herein to the Trust include the Trust and those entities owned or controlled by the Trust, including SLT Realty Limited Partnership, a Delaware limited partnership (the "Realty Partnership"); (ii) all references to the Corporation include those entities owned or controlled by the Corporation, including SLC Operating Limited Partnership, a Delaware limited partnership (the "Operating Partnership"); and (iii) and all references to "Starwood Hotels" or the "Company" refer to the Trust, the Corporation and their respective subsidiaries, collectively. The common shares of beneficial interest, par value $.01 per share, of the Trust ("Trust Shares") and the shares of common stock, par value $.01 per share, of the Corporation ("Corporation Shares") are "paired" and may be held or transferred only in units consisting of one Trust Share and one Corporation Share (a "Paired Share"). Unless otherwise stated herein, all information with respect to the Paired Shares has been restated to give effect to the three-for-two stock split effective January 27, 1997.
                            ------------------------

     This Joint Annual Report contains statements that constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements appear in a number of places in this Joint Annual Report, including, without limitation, the sections of Items 1 and 2 captioned "Operating Strategy," "Development Opportunities; Future Acquisitions; Sales" and "Other Information" Structure and Item 5, Management's Discussion and Analysis of Financial Condition and Results of Operations. Such forward-looking statements may include statements regarding the intent, belief or current expectations of Starwood Hotels, its Trustees or Directors or its officers with respect to the matters discussed in this Joint Annual Report. All such forward-looking statements involve risks and uncertainties and that could cause actual results to differ materially from those in projected in the forward-looking statements including, without limitation, the risks and uncertainties set forth below. The Company undertakes no obligation to publicly update or revise any forward-looking statement to reflect current or future events or circumstances.

RECENTLY PROPOSED LEGISLATION

     On March 26, 1998, the Chairman of the Ways and Means Committee of the United States House of Representatives and the Chairman of the Finance Committee of the United States Senate introduced identical bills ("H.R. 3558") that would, if enacted, limit the ability of the Company to manage or operate real property that it acquires after March 26, 1998. If enacted, H.R. 3558 would make it difficult for the Company to acquire and operate hotels after March 26, 1998 in the same manner as the Company has in the past. As a result, enactment of H.R. 3558 could have a material adverse effect on the results of operations, financial condition and prospects of the Company. No assurance can be given that H.R. 3558 will not be enacted in its current form or that other new legislation, regulations or administrative interpretations with respect to the grandfathering of the Company will not be adopted. The Company is evaluating its options in the event that H.R. 3558 (or a similar measure) were to be adopted.

FAILURE TO MANAGE RAPID GROWTH

     The full benefits of the Company's acquisition of Westin Hotels & Resorts Worldwide, Inc. ("Westin Worldwide") and certain of its affiliates (collectively, "Westin"), of ITT Corporation ("ITT") and of the other hotel properties acquired during 1997 and thereafter will require the integration of administrative, finance, sales and marketing organizations; the coordination of sales efforts; and the implementation of appropriate operations, financial and management systems and controls in order to realize the efficiencies, revenue enhancements and cost reductions that are expected from such acquisitions. Although the Company's management team has experience integrating acquisitions, none of the prior acquisitions have been of comparable magnitude to, or included the breadth of operations involved in, the acquisition of Westin or ITT. The diversion of management attention, as well as any other difficulties which may be encountered in the transition and integration process, could have an adverse impact on the revenue and operating results of the Company. There can be no assurance that the Company will be able to integrate successfully the operations of the acquired properties with those of the Company or that anticipated synergies will be realized or, if realized, that such synergies will occur when anticipated.

     The Company's future success and its ability to manage future growth depends in large part upon the efforts of its senior management and its ability to attract and retain key officers and other highly qualified personnel. Competition for such personnel is intense. Since January 1996, the Company has experienced significant changes in its senior management, including executive officers. (See Item 10, Trustees, Directors and Executive Officers of the Registrants, of this Joint Annual Report.) There can be no assurance that the Company will continue to be successful in attracting and retaining qualified personnel. Accordingly, there can be no assurance that the Company's senior management will be able successfully to execute and implement the Company's growth and operating strategies.

TAX RISKS

     Failure to Qualify as a REIT. The Trust believes that it has operated so as to qualify as a "real estate investment trust" (a "REIT") under the Internal Revenue Code of 1986, as amended (the "Code"), commencing with the Trust's taxable year ended December 31, 1995, and the Trust intends to continue to so operate. No assurance, however, can be given that the Trust will remain qualified as a REIT. Qualification as a REIT involves the application of highly technical and complex Code provisions for which there are only limited judicial or administrative interpretations. The complexity of these provisions is greater in the case of a REIT that owns hotels and leases them to a corporation with which its stock is paired. As a result, the Trust is likely to encounter a greater number of interpretive issues under the REIT qualification rules, and more such issues which lack clear guidance, than are other REITs. The determination of various factual matters and circumstances not entirely within the Trust's control may affect its ability to qualify as a REIT. In addition, no assurance can be given that new legislation, new regulations, administrative interpretations or court decisions will not significantly change the tax laws with respect to qualification as a REIT or the federal income tax consequences of such qualification. Furthermore, the qualification of the Trust as a REIT will depend on the Trust's continuing ability to meet various requirements concerning, among other things, the ownership of Paired Shares and other equity securities of the Trust, the nature of the Trust's assets, the sources of its income and the amounts of its distributions to its shareholders. In connection with the acquisition of Westin in January 1998 and ITT in February 1998, the Trust acquired new assets and operations (including the leasing of newly acquired assets, loans to the Corporation and the ownership of certain corporations that own hotels or intangible assets). By increasing the complexity of the Company's operations, these assets and operations may make it more difficult for the Trust to continue to satisfy the REIT qualification requirements.

     The Trust's ability to qualify as a REIT is also dependent on its continued exemption from the anti-pairing rules of Section 269B(a)(3) of the Code. Section 269B(a)(3) would ordinarily prevent a company from qualifying as a REIT if its stock is paired with the stock of another company whose activities are inconsistent with REIT status, such as the Corporation. The "grandfathering rules" governing Section 269B(a)(3) generally provide, however, that Section 269B(a)(3) does not apply to a paired REIT if the shares of the REIT and its paired operating company were paired on or before June 30, 1983 and the REIT was taxable as a REIT on or before June 30, 1983. There are, however, no judicial or administrative authorities interpreting the grandfathering rules governing
Section 269B(a)(3).

     If in any taxable year the Trust were to fail to qualify as a REIT, the Trust would not be allowed a deduction for distributions to shareholders in computing its taxable income and would be subject to federal income tax on its taxable income at regular corporate rates. Unless entitled to relief under certain Code provisions, the Trust would also be disqualified from treatment as a REIT for the four taxable years following the year during which qualification was lost. The failure of the Trust to qualify as a REIT would reduce its net earnings available for distribution to shareholders because of the additional tax liability to the Trust for the year or years involved. In addition, distributions would no longer be required to be made. To the extent that distributions to shareholders would have been made in anticipation of the Trust qualifying as a REIT, the Trust might be required to borrow funds or to liquidate certain of its investments to pay the applicable tax. The failure to qualify as a REIT would also constitute a default under certain debt obligations of the Trust.

     Required Distributions to Shareholders. In order to obtain and retain REIT status, the Trust must distribute to its shareholders at least 95% of its REIT taxable income (excluding any net capital gain). In addition, the Trust will be subject to tax on its undistributed net taxable income and net capital gain, and a 4% nondeductible excise tax on the amount, if any, by which certain distributions paid by the Trust with respect to any calendar year are less than the sum of (i) 85% of the Trust's ordinary income,
(ii) 95% of its capital gain net income for that year and (iii) 100% of its undistributed income from prior years. The Trust intends to make distributions to its shareholders to comply with the distribution requirements of the Code and to avoid federal income taxes and the nondeductible federal excise tax. The Trust (or the Realty Partnership) could be required to borrow funds on a short-term basis to meet the REIT distribution requirements, which borrowing may not otherwise be advisable for the Company.

     Distributions by the Trust and Corporation will be determined by the Trust's Board of Trustees (the "Board of Trustees") or the Corporation's Board of Directors (the "Board of Directors"), as applicable, and will depend on a number of factors, including the amount of cash available for distributions, the Company's financial condition, decisions by either such board to reinvest funds rather than to distribute such funds, the Company's capital expenditures, the annual distribution requirements under the REIT provisions of the Code (in the case of the Trust) and such other factors as either Board deems relevant. For federal income tax purposes, distributions paid to shareholders may consist of ordinary income, capital gains (in the case of the Trust), nontaxable return of capital, or a combination thereof.

DEBT FINANCING

     As a result of incurring debt, the Company is subject to the following risks associated with debt financing: (i) the risk that cash flow from operations will be insufficient to meet required payments of principal and interest; (ii) the risk that (to the extent that the Company maintains floating rate indebtedness) interest rates will fluctuate; and (iii) the agreements governing the Company's loan and credit facilities contain covenants imposing certain limitations on the Company's ability to acquire and dispose of assets. In addition, although the Company anticipates that it will be able to repay or refinance its existing indebtedness and any other indebtedness when it matures, there can be no assurance that the Company will be able to do so or that the terms of such refinancings will be favorable.

     In connection with the acquisitions of Westin and ITT, the Company incurred a substantial amount of additional debt, thereby increasing its exposure to the risks associated with debt financing. The Company's increased leverage may have important consequences, including the following: (i) the ability of the Company to obtain additional financing for acquisitions, working capital, capital expenditures or other purposes, if necessary, may be impaired or such financing may not be available on terms favorable to the Company; (ii) a substantial decrease in operating cash flow or an increase in expenses of the Company could make it difficult for the Company to meet its debt service requirements and force it to modify its operations; (iii) the Company's higher level of debt and resulting interest expense may place it at a competitive disadvantage with respect to certain competitors with lower amounts of indebtedness and/or higher credit ratings; and (iv) the Company's greater leverage may make it more vulnerable to a downturn in its business or in the economy generally.

LIMITS ON CHANGE OF CONTROL AND OWNERSHIP LIMITATION

     Ownership Limitation. In order for the Trust to maintain its qualification as a REIT, not more than 50% in value of its outstanding shares may be owned, directly or indirectly, by five or fewer individuals (which term is defined in the Code to include certain entities) at any time during the last half of the Trust's taxable year. Furthermore, actual or constructive ownership of a sufficient number of the Paired Shares could cause the Operating Partnership or the Corporation to become a "related party tenant" of the Trust, which would result in the loss of the Trust's REIT status. In order to help preserve the Trust's REIT status, the Declaration of Trust and the Articles of Incorporation prohibit actual or constructive ownership by any one person or group of related persons of more than 8.0% of the shares of the Trust or the Corporation, whether measured by vote, value or number of shares (the "Ownership Limit"). Generally, the Paired Shares owned by related or affiliated persons will be aggregated and certain options and warrants will be treated as exercised for purposes of the Ownership Limit.

     The constructive ownership rules of the Code are extensive and complex and may cause Paired Shares owned, directly or indirectly, by certain direct or indirect partners in any partnership, including the direct and indirect owners of interests in the Realty Partnership and the Operating Partnership, and other classes of related individuals and/or entities, to be deemed to be constructively owned by one individual or entity. As a result, the acquisition of less than 8.0% of the Paired Shares (or the acquisition of an interest in an entity which owns Paired Shares) by an individual or entity could cause that individual or entity (or another individual or entity) to own constructively in excess of 8.0% of the Paired Shares, and thus subject such Paired Shares to the Ownership Limit. Direct or constructive ownership in excess of the Ownership Limit would cause the violative transfer or ownership to be void, or cause such shares to be converted into "Excess Shares," which have limited economic rights, to the extent necessary to ensure that the purported transfer or other event does not result in a violation of the Ownership Limit. Notwithstanding the Ownership Limit, given the breadth of the Code's constructive ownership rules and that it is not possible for the Trust and the Corporation continuously to monitor direct and constructive ownership of Paired Shares, it is possible that an individual or entity could at some time constructively own sufficient Paired Shares to cause termination of the Trust's REIT status.

     Limits on Change of Control. Certain provisions of the Trust's declaration of trust, as amended (the "Declaration of Trust"), and the Corporation's articles of incorporation, as amended (the "Articles of Incorporation"), including, without limitation, those providing for the ability to issue preferred shares and the maintenance of staggered terms for Trustees and Directors, may have the effect of discouraging a third party from making an acquisition proposal for the Trust and the Corporation and may thereby delay, defer or prevent a change in control under circumstances that could otherwise give the holders of Paired Shares or other equity securities of the Company the opportunity to realize a premium over then-prevailing market prices.

INFLUENCE BY STARWOOD CAPITAL

     Individuals employed by or otherwise affiliated with Starwood Capital Group, L.L.C. ("Starwood Capital") hold two positions on the Board of Trustees and two positions on the Board of Directors. Although the Company has a policy requiring a majority of its Trustees and Directors to be "independent," Starwood Capital may have the ability to exercise certain influence over the affairs of the Company. Barry S. Sternlicht is the President and Chief Executive Officer of, and controls, Starwood Capital. Mr. Sternlicht also is a Trustee of the Trust and the Chairman and Chief Executive Officer of the Trust. In addition, Mr. Sternlicht is Chairman of the Board of Directors of the Corporation. As a consequence, Mr. Sternlicht has the ability to exercise certain influence over the affairs of the Company. Starwood Capital and certain of its affiliates own limited partnership interests in the Realty Partnership and the Operating Partnership ("Units") that are exchangeable for Paired Shares. As a result, and due to its different tax situation, prior to the exchange of its Units into Paired Shares, Starwood Capital's objectives regarding the pricing, structure and timing of any sale of certain properties or the restructuring or sale of certain mortgage loans may differ from the objectives of the shareholders of the Company or current management of the Company.

RISKS RELATING TO HOTEL OPERATIONS

     Operating Risks. The properties of the Company are subject to all operating risks common to the hotel industry. These risks include changes in general economic conditions (as described below); decreases in the level of demand for rooms and related services; cyclical over-building in the hotel industry; restrictive changes in zoning and similar land use laws and regulations or in health, safety and environmental laws, rules and regulations; the inability to obtain property and liability insurance fully to protect against all losses or to obtain such insurance at reasonable rates; and changes in travel patterns. In addition, the hotel industry is highly competitive. The properties of the Company compete with other hotel properties in their geographic markets, and some of the Company's competitors may have substantially greater marketing and financial resources than the Company.

     Acquisition Risks. The Company competes for acquisition opportunities with other owners of hotel properties, some of which may have substantially greater financial resources than the Company. These competitors may generally be able to accept more risk than the Company can prudently manage. Competition may generally reduce the number of suitable investment opportunities offered to the Company and increase the bargaining power of property owners seeking to sell. Further, management believes that the Company will face competition for acquisition opportunities from entities organized for purposes substantially similar to the objectives of the Company.

     Seasonality of Hotel Business. The hotel industry is seasonal in nature. This seasonality may cause quarterly fluctuations in the operating results of the Company and the market prices of the Paired Shares.

     Capital Intensive Business. The Company's properties are capital intensive and, in order to remain attractive and competitive, must be well maintained as well as periodically modernized and refurbished. This creates an on-going need for capital and, to the extent such capital expenditures may not be funded from cash generated by the Company, financial results may be sensitive to the cost and availability of funds.

REAL ESTATE INVESTMENT RISKS

     General Risks. Real property investments are subject to varying degrees of risk. The investment returns available from equity investments in real estate depend in large part on the amount of income earned and capital appreciation generated by the related properties as well as the expenses incurred.

     In addition, income from properties and real estate values are also affected by a variety of other factors, such as governmental regulations and applicable laws (including real estate, zoning, tax and eminent domain laws), interest rate levels and the availability of financing. For example, existing or new real estate, zoning or tax laws can make it more expensive and/or time consuming to develop real property or expand, modify or renovate hotels.

     Governments can, under eminent domain laws, take real property, sometimes for less compensation than the owner believes the property is worth. When prevailing interest rates increase, the expense of acquiring, developing, expanding or renovating real property increases, and values decrease as it becomes more difficult to sell property because the number of potential buyers decreases. Similarly, as financing becomes less available, it becomes more difficult both to acquire real property and, because of the diminished number of potential buyers, to sell real property. Any of these factors could have a material adverse impact on the Company's results of operations or financial condition, as well as on the Trust's ability to make distributions to its shareholders.

     In addition, equity real estate investments, such as the investments held by the Company and any additional properties that may be acquired by the Company, are relatively illiquid. If the properties of the Company do not generate revenue sufficient to meet operating expenses, including debt service and capital expenditures, the income of the Company and the Trust's ability to make distributions to shareholders will be adversely affected.

     Hotel Development. The Company intends to develop hotel properties as suitable opportunities arise and is currently developing several upscale hotels. New project development is subject to a number of risks, including risks of construction delays or cost overruns that may increase project costs; receipt of zoning, occupancy and other required governmental permits and authorization; and the incurring of development costs that are not pursued to completion. There can be no assurance that any development project will be completed in a timely manner or within budget.

     Possible Liability Relating to Environmental Matters. Under various federal, state, local and foreign environmental laws, ordinances and regulations, a current or previous owner or operator of real property may become liable for the costs of removal or remediation of hazardous or toxic substances on, under or in such property. Such laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances. The presence of hazardous or toxic substances, or the failure properly to remediate such substances when present, may adversely affect the owner's ability to sell or rent such real property or to borrow using such real property as collateral. Persons who arrange for the disposal or treatment of hazardous or toxic wastes may be liable for the costs of removal or remediation of such wastes at the disposal or treatment facility, regardless of whether such facility is owned or operated by such person. Other federal, state, local and foreign laws, ordinances and regulations require abatement or removal of certain asbestos-containing materials in the event of demolition or certain renovations or remodeling and govern emissions of and exposure to asbestos fibers in the air. The operation and subsequent removal of certain underground storage tanks also are regulated by federal, state, local and foreign laws.

RISKS RELATING TO GAMING OPERATIONS

     Regulation of Gaming Operations. The Company owns and operates a number of casino gaming facilities, including Caesars Palace and The Desert Inn Resort & Casino in Las Vegas, Nevada; Caesars Atlantic City in Atlantic City, New Jersey; and Caesars Tahoe in Stateline, Nevada. Other gaming facilities are located in Nevada, New Jersey, Delaware, Indiana and Mississippi; in four foreign countries; and on cruise ships operating in international waters. Each of these gaming operations is subject to extensive licensing, permitting and regulatory requirements administered by various governmental entities. Typically, gaming regulatory authorities have broad powers with respect to the licensing of gaming operations, and may revoke, suspend, condition or limit the gaming approvals and licenses of the Company and its gaming subsidiaries, impose substantial fines and take other actions, any of which could have a material adverse effect on the business and the value of the Company's hotel/casinos. Directors, officers and certain key employees of the Company and its gaming subsidiaries are subject to licensing or suitability determinations by various gaming authorities. If any of such gaming authorities were to find a person occupying any such position unsuitable, the Company would be required to sever its relationship with that person.

     Increased Gaming Competition. The Company faces significant domestic and international competition from both established casinos and newly emerging gaming operations. Proposals have been made for a significant number of casinos, both land-based and those involving vessels on navigable waters, in a number of jurisdictions and large metropolitan areas. Legalization of gaming in additional jurisdictions may also provide opportunities for expansion by the Company's competitors that could adversely affect the Company's existing gaming operations. The Company believes that the adoption of legalized gaming in any jurisdiction near Nevada (particularly California or other states in the southwestern United States) or near New Jersey (particularly New York or Pennsylvania) or the advent of gaming on nearby Native American lands could have a material adverse effect on the Company's operations in Las Vegas and Atlantic City.

     Risks Associated with High-End Gaming. There are risks associated with the high end gaming business that currently comprises a portion of the Company's Caesars Palace and Desert Inn operations. High-end gaming is more volatile than other forms of gaming, and variances attributable to high-end gaming could, under certain circumstances, have a positive or negative impact on cash flow, earnings and other financial measures in a particular quarter. In addition, a substantial portion of the Company's table gaming revenues from its Caesars Palace and Desert Inn operations is attributable to the play of a relatively small number of international customers. The loss of, or a reduction in play of, the most significant of such customers could have an adverse effect on the Company's future operating results.

FOREIGN OPERATIONS AND CURRENCY FLUCTUATIONS

     The Company has significant international operations, including, as of March 1, 1998, 31 owned properties in Europe, two properties owned in Africa/the Middle East, 15 properties owned in Latin America and three properties owned in Asia/Pacific. International operations generally are subject to various political and other risks that are not present in U.S. operations, including, among other things, the risk of war or civil unrest, expropriation and nationalization. In addition, certain international jurisdictions restrict the repatriation of non-U.S. earnings. Various international jurisdictions also have laws limiting the right and ability of non-U.S. entities to pay dividends and remit earnings to affiliated companies unless specified conditions have been met. In addition, sales in international jurisdictions typically are made in local currencies, which subjects the Company to risks associated with currency fluctuations. Currency devaluations and unfavorable changes in international monetary and tax policies and other changes in the international regulatory climate and international economic conditions could materially adversely affect the Company's profitability and financing plans. Other than Italy, where the Company is subject to certain risks due to currency fluctuations, the Company's properties are geographically diversified and not concentrated in any particular region.

POSSIBLE LIABILITY OF TRUST SHAREHOLDERS

     Both the Maryland statute governing real estate investment trusts formed under the laws of that state (the "Maryland REIT Law") and the Declaration of Trust provide that no shareholder of the Trust will be personally liable for any obligation of the Trust solely as a result of such shareholder's status as a shareholder of the Trust. The Declaration of Trust further provides that the Trust shall indemnify each shareholder against any claim or liability to which the shareholder may become subject by reason of being or having been a shareholder. In addition, it is the Trust's policy to include a clause in its contracts which provides that shareholders assume no personal liability for obligations entered into on behalf of the Trust. However, with respect to tort claims, contractual claims where shareholder liability is not so negated, claims for taxes and certain statutory liabilities, the shareholders may, in some jurisdictions, be personally liable to the extent that such claims are not satisfied by the Trust. Inasmuch as the Trust does and will carry public liability insurance which it considers adequate, any risk of personal liability to shareholders is limited to situations in which the Trust's assets plus its insurance coverage would be insufficient to satisfy the claims against the Trust and its shareholders.

RISKS RELATING TO GENERAL ECONOMIC CONDITIONS

     The Company's hotel and gaming operations may be adversely affected by moderate or severe economic downturns, including conditions which may be isolated to one or more geographic regions. As a result, the Company's ability to achieve or sustain substantial improvements in funds from operations and other important financial tests may be adversely affected by general economic conditions.

     Further, an economic downturn in the countries from which the Company's gaming operations draw high-end international customers could cause a reduction in the frequency of visits and the revenues generated by such customers. Similarly, the collectibility of receivables from international gaming customers could be adversely affected by future business or economic trends, or by significant events, in the countries in which such customers reside.

RISKS RELATING TO ACTS OF GOD AND WAR

     The Company's financial and operating performance may be adversely affected by acts of God, such as natural disasters, in both the locations in which the Company owns and/or operates significant properties and areas of the world from which the Company draws a large number of customers. Similarly, wars, political unrest and other forms of civil strife may cause the Company's results to differ materially from predicted results.

                                     PART I

ITEM 1.  BUSINESS.

     Starwood Hotels & Resorts Worldwide, Inc. and Starwood Hotels & Resorts are, together with their subsidiaries, one of world's leading hotel operating companies and the largest real estate investment trust in the United States, respectively. The Corporation conducts its hotel business both directly and through its subsidiaries ITT Sheraton Corporation ("Sheraton") and Ciga, S.P.A. ("Ciga"), and engages in the gaming business principally through its subsidiary Caesars World, Inc. ("Caesars"). Through the Sheraton, Westin, The Luxury Collection, St. Regis, Ciga, Four Points Hotels and Caesars brand names, Starwood Hotels is represented in most major markets of the world. At December 31, 1997, the Trust owned fee, ground leasehold and mortgage loan interests in hotel properties located throughout the United States and in Mexico and Scotland. At December 31, 1997, the Corporation leased properties from the Trust and operated them directly or through third-party management companies. As of March 30, 1998, Starwood Hotels owned equity interests in approximately 220 hotel properties, held mortgage interests in eight hotel properties, operated approximately 180 hotel properties on behalf of third-party owners and earned franchise fees by licensing one of its brand names to approximately 240 hotel properties. Gaming operations generally are marketed under either the Caesars or Sheraton brand name and service mark and are currently represented in, among other areas, Las Vegas, Atlantic City and Tunica County, Mississippi, in five foreign countries and on two cruise ships that operate in international waters.

     At December 31, 1997, Starwood Hotels owned fee or ground leasehold interests in 102 hotel properties and mortgage interests in another eight hotel properties. Of the 102 hotels in which Starwood Hotels owned an equity interest, 12 hotels were being managed by third-party operators, including four hotels leased to third parties. In addition, the Corporation managed nine hotels for third-party owners. In furtherance of the Company's strategy to enhance, expand and diversify its hotel portfolio and to develop or acquire global brands, on January 2, 1998, the Company acquired Westin and on February 23, 1998, the Company acquired ITT.

                                      ITT

     Prior to its acquisition by the Company, ITT was one of the world's largest hotel and gaming companies. ITT conducts its hotel and gaming business through its subsidiaries Sheraton, Ciga and Caesars. Through the Sheraton, The Luxury Collection, Ciga, Four Points Hotels and Caesars brand names, ITT is represented in most major markets of the world. In 1997, ITT hosted over 4.5 million customer nights at ITT's properties in 63 countries. Gaming operations are marketed under either the Caesars or Sheraton brand name and service mark, and are currently represented in Las Vegas (Nevada), Atlantic City (New Jersey), Halifax and Sydney (Nova Scotia), Lake Tahoe (Nevada), Tunica County (Mississippi), Lima (Peru), Cairo (Egypt), Windsor (Ontario) and Townsville (Australia).

                               BUSINESS SEGMENTS

     Business segment information for ITT is as follows:

                                                 REVENUES                   NET INCOME
                                        --------------------------    -----------------------
                                         1997      1996      1995     1997     1996     1995
                                        ------    ------    ------    -----    -----    -----
                                                            (IN MILLIONS)
Hotels................................  $4,687    $4,433    $4,164    $ 400    $ 371    $ 197
Gaming................................   1,123     1,159     1,045      151      219      191
                                        ------    ------    ------    -----    -----    -----
  Ongoing Segments....................   5,810     5,592     5,209      551      590      388
Dispositions..........................      89       126       187      (47)      (8)      11
                                        ------    ------    ------    -----    -----    -----
  Total Segments......................   5,899     5,718     5,396      504      582      399
Other.................................                                 (739)     (83)      (5)
                                                                      -----    -----    -----
                                                                       (235)     499      394
Interest expense, net.................                                  (94)     (96)    (152)
Miscellaneous income (expense), net...                                  227        3        5
Income tax expense....................                                 (159)    (173)     (87)
Minority equity.......................                                   (9)      (7)       1
                                                                      -----    -----    -----
Income (loss) from continuing
  operations..........................                                 (270)     226      161
Discontinued operations (after tax)...                                   25       23      (14)
Extraordinary item....................                                  (42)      --       --
Cumulative effect of accounting
  change..............................                                  (11)      --       --
                                        ------    ------    ------    -----    -----    -----
                                        $5,899    $5,718    $5,396    $(298)   $ 249    $ 147
                                        ======    ======    ======    =====    =====    =====

                                HOTEL OPERATIONS

     ITT's revenues from hotel operations are derived worldwide from Sheraton's owned, leased and managed hotels and ITT's 70.3% ownership interest in Ciga, a group of luxury hotels in Europe. ITT also earns franchise fees by licensing the "Sheraton" and "Four Points Hotels" brands to owners of independent hotels. Revenues in the hotel business (excluding franchised hotels) are essentially a function of number of rooms, average daily rate charged for rooms and number of rooms occupied.

     ITT's gaming operations in hotels in the Sheraton network and the gaming operations of Caesars are discussed below under "Gaming Operations." The tables contained in this "Hotel Operations" section of Item 1 of this Joint Annual Report do not include information relating to hotel/casinos owned by Sheraton or Caesars.

     The following table illustrates the sources of revenues of ITT's hotel operations for the years ended December 31, 1997 and December 31, 1996, respectively.

                                                               YEAR ENDED      YEAR ENDED
                                                              DECEMBER 31,    DECEMBER 31,
                                                                  1997            1996
                                                              ------------    ------------
Owned and Leased Hotels.....................................       33%             33%
Managed and Joint Venture Hotels(1).........................       64%             64%
Franchised Hotels(2)........................................        1%              1%
Other(3)....................................................        2%              2%
                                                                  ----            ----
                                                                  100%            100%
                                                                  ====            ====

---------------
(1) Includes 100% of the revenues of managed and joint venture hotels.

(2) Includes franchise fees paid to Sheraton, not revenues of franchised hotels.

(3) Other revenues primarily include revenues from reservation services and Sheraton Club International operations.

     Sheraton's hotel operations are conducted worldwide. As of December 31, 1997, Sheraton owned or leased 17 properties in North America. Generally, outside of North America, Sheraton manages hotels and, to a limited extent, invests equity in hotels. As of December 31, 1997, Sheraton had an equity interest of 50% or less in eight properties in Europe, five properties in the Asia/Pacific region, one property in Latin America and one property in the Africa/Middle East region.

  Owned and Leased Hotels

     The following table illustrates, for owned and leased properties classified by geographic region and hotel type, the average number of years since purchase or major renovation, total revenue (in millions), average daily occupancy rate, average daily rate and revenue per available room ("REVPAR") for the years ended December 31, 1997 and 1996 and the number of rooms and the number of properties at December 31, 1997 and 1996. The amounts shown in the table reflect the U.S. dollar equivalent of all local currencies; in some cases, currency fluctuations may have an adverse effect on the comparison of any region or individual property for the periods presented.

                                                               YEAR ENDED      YEAR ENDED
                                                              DECEMBER 31,    DECEMBER 31,
                                                                  1997            1996
                                                              ------------    ------------
NORTH AMERICA -- LUXURY
Average number of years since purchase or major
  renovation................................................          9               8
Total revenues..............................................     $216.3         $ 193.3
Average daily occupancy rate(1).............................         78%             75%
Average daily rate(2).......................................     $  335         $   309
REVPAR(3)...................................................     $  258         $   231
Number of rooms.............................................      1,152           1,145
Number of properties........................................          3               3
NORTH AMERICA -- UPSCALE:
Average number of years since purchase or major
  renovation................................................          6               4
Total revenues..............................................     $521.5         $ 520.7
Average daily occupancy rate(1).............................         75%             72%
Average daily rate(2).......................................     $  155         $   137
REVPAR(3)...................................................     $  115         $    99
Number of rooms.............................................      7,668           9,797
Number of properties........................................         14              18
NORTH AMERICA -- TOTAL:
Average number of years since purchase or major
  renovation................................................          8               5
Total revenues..............................................     $737.8         $ 714.0
Average daily occupancy rate(1).............................         75%             72%
Average daily rate(2).......................................     $  177         $   155
REVPAR(3)...................................................     $  131         $   112
Number of rooms.............................................      8,820          10,942
Number of properties........................................         17              21
EUROPE/CIGA -- LUXURY:
Average number of years since purchase or major
  renovation................................................          3               2
Total revenues..............................................     $253.6         $ 263.3
Average daily occupancy rate(1).............................         72%             66%
Average daily rate(2).......................................     $  228         $   225
REVPAR(3)...................................................     $  161         $   149
Number of rooms.............................................      3,350           3,188
Number of properties........................................         18              17

                                                               YEAR ENDED      YEAR ENDED
                                                              DECEMBER 31,    DECEMBER 31,
                                                                  1997            1996
                                                              ------------    ------------
EUROPE/CIGA -- UPSCALE:
Average number of years since purchase or major
  renovation................................................          5               4
Total revenues..............................................     $248.0         $ 218.5
Average daily occupancy rate(1).............................         74%             72%
Average daily rate(2).......................................     $  125         $   129
REVPAR(3)...................................................     $   92         $    93
Number of rooms.............................................      3,829           3,537
Number of properties........................................         15              15
EUROPE/CIGA -- TOTAL
Average number of years since purchase or major
  renovation................................................          4               3
Total revenues..............................................     $501.6         $ 481.8
Average daily occupancy rate(1).............................         73%             69%
Average daily rate(2).......................................     $  168         $   171
REVPAR(3)...................................................     $  122         $   119
Number of rooms.............................................      7,179           7,622
Number of properties........................................         33              32
AFRICA/MIDDLE EAST -- UPSCALE AND TOTAL:
Average number of years since purchase or major
  renovation................................................        N/A(4)           16
Total revenues..............................................                    $   2.5
Average daily occupancy rate(1).............................                         67%
Average daily rate(2).......................................                    $    11
REVPAR(3)...................................................                    $     7
Number of rooms.............................................                        164
Number of properties........................................                          2
LATIN AMERICA -- LUXURY:
Average number of years since purchase or major
  renovation................................................          4               6
Total revenues..............................................     $ 36.3         $  25.9
Average daily occupancy rate(1).............................         65%             63%
Average daily rate(2).......................................     $  258         $   238
REVPAR(3)...................................................     $  162         $   150
Number of rooms.............................................        470             425
Number of properties........................................          3               2
LATIN AMERICA -- UPSCALE:
Average number of years since purchase or major
  renovation................................................         12              14
Total revenues..............................................     $191.5         $ 172.3
Average daily occupancy rate(1).............................         74%             69%
Average daily rate(2).......................................     $  105         $    98
REVPAR(3)...................................................     $   77         $    67
Number of rooms.............................................      4,256           4,008
Number of properties........................................          9               8

                                                               YEAR ENDED      YEAR ENDED
                                                              DECEMBER 31,    DECEMBER 31,
                                                                  1997            1996
                                                              ------------    ------------
LATIN AMERICA -- TOTAL
Average number of years since purchase or major
  renovation................................................         10              13
Total revenues..............................................     $227.8         $ 198.2
Average daily occupancy rate(1).............................         73%             68%
Average daily rate(2).......................................     $  118         $   106
REVPAR(3)...................................................     $   85         $    73
Number of rooms.............................................      4,726           4,433
Number of properties........................................         12              10
ASIA/PACIFIC -- LUXURY:
Average number of years since purchase or major
  renovation................................................          2               1
Total revenues..............................................     $ 50.9         $  14.5
Average daily occupancy rate(1).............................         83%             84%
Average daily rate(2).......................................     $  167         $   173
REVPAR(3)...................................................     $  135         $   145
Number of rooms.............................................        559             559
Number of properties........................................          1               1
ASIA/PACIFIC -- UPSCALE:
Average number of years since purchase or major
  renovation................................................          2               2
Total revenues..............................................     $ 32.8         $  16.1
Average daily occupancy rate(1).............................         72%             76%
Average daily rate(2).......................................     $  144         $   142
REVPAR(3)...................................................     $   99         $   108
Number of rooms.............................................        563             567
Number of properties........................................          2               2
ASIA/PACIFIC -- TOTAL:
Average number of years since purchase or major
  renovation................................................          2               1
Total revenues..............................................     $ 83.7         $  30.6
Average daily occupancy rate(1).............................         77%             79%
Average daily rate(2).......................................     $  156         $   154
REVPAR(3)...................................................     $  117         $   122
Number of rooms.............................................      1,112           1,112
Number properties...........................................          3               3

---------------
(1) Occupied rooms in the period divided by rooms available for sale in the same period.

(2) Room revenues for the period divided by rooms occupied for the same period.

(3) REVPAR was computed as room revenue divided by rooms available for sale.

(4) There were no properties in this geographic region for the period presented. During 1996, subsidiaries of Sheraton leased two properties; these leases were terminated in 1997 and Sheraton entered into new management agreements for these properties.

     The hotel properties that are owned and leased by Sheraton are, in many cases, subject to mortgage and lease indebtedness. As of December 31, 1997, the aggregate mortgage and lease indebtedness relating to these hotels was approximately $252 million. For ITT's leased properties, a subsidiary of Sheraton generally leases the land upon which the hotel has been built and the hotel building. At the end of the lease, the buildings and other leasehold improvements revert to the landlord. Usually, a Sheraton subsidiary is responsible for repairs, maintenance, operating expenses and lease rentals and retains managerial discretion over operations. Generally, Sheraton pays a percentage rental based on total revenues or gross operating profit for the facility, but sometimes with a minimum fixed annual rent or a preferential rent. During 1997 and 1996, Sheraton paid aggregate rentals, including rentals attributable to the leased properties, of $28 million and $22 million, respectively.

     In June 1997, Sheraton sold to FelCor Suite Hotels, Inc. five hotel properties (the Park Central (Dallas), the O'Hare Gateway (Chicago), the Crescent (Phoenix), the Atlanta Galleria and the Atlanta Gateway) for $200 million in cash and retained a 20-year contract to manage these hotels.

  Managed and Joint Venture Hotels

     Through its subsidiaries, ITT manages, usually under a long-term agreement with the owner, a number of hotels throughout the world. The following table illustrates, for managed and joint venture properties, classified by geographic region, total revenue (in millions), average daily occupancy rate, average daily rate, REVPAR for the years ended December 31, 1997 and 1996 and the number of rooms and number of properties at December 31, 1997 and 1996. The amounts shown in the table reflect the U.S. dollar equivalent of all local currencies; in some cases, currency fluctuations may have an adverse effect on the comparison of any region or individual property for the periods presented.

                                                               YEAR ENDED      YEAR ENDED
                                                              DECEMBER 31,    DECEMBER 31,
                                                                  1997            1996
                                                              ------------    ------------
NORTH AMERICA:
Total revenues..............................................    $1,375.2        $1,231.0
Average daily occupancy rate(1).............................          75%             72%
Average daily rate(2).......................................    $    148        $    139
REVPAR(3)...................................................    $    109        $    101
Number of rooms.............................................      25,987          22,091
Number of properties........................................          49              37
EUROPE/CIGA:
Total revenues..............................................    $  464.8        $  444.9
Average daily occupancy rate(1).............................          69%             69%
Average daily rate(2).......................................    $    141        $    140
REVPAR(3)...................................................    $     96        $     97
Number of rooms.............................................       8,743           7,339
Number of properties........................................          31              26
AFRICA/MIDDLE EAST:
Total revenues..............................................    $  415.8        $  382.8
Average daily occupancy rate(1).............................          65%             61%
Average daily rate(2).......................................    $     90        $     91
REVPAR(3)...................................................    $     57        $     55
Number of rooms.............................................       9,933           9,244
Number of properties........................................          37              34

                                                               YEAR ENDED      YEAR ENDED
                                                              DECEMBER 31,    DECEMBER 31,
                                                                  1997            1996
                                                              ------------    ------------
LATIN AMERICA:
Total revenues..............................................    $   35.1        $   21.0
Average daily occupancy rate(1).............................          54%             59%
Average daily rate(2).......................................    $     91        $     66
REVPAR(3)...................................................    $     48        $     39
Number of rooms.............................................       1,464           1,084
Number of properties........................................           6               4
ASIA/PACIFIC:
Total revenues..............................................    $  713.4        $  790.9
Average daily occupancy rate(1).............................          69%             68%
Average daily rate(2).......................................    $    133        $    138
REVPAR(3)...................................................    $     89        $     93
Number of rooms.............................................      12,658          11,790
Number of properties........................................          39              34

---------------

(1) Occupied rooms in the period divided by rooms available for sale in the same period.

(2) Room revenues for the period divided by rooms occupied for the same period.

(3) REVPAR was computed as room revenue divided by rooms available for sale.

     Under its standard management agreement, Sheraton operates lodging facilities under long-term arrangements with property owners. Sheraton's responsibilities include hiring, training and supervising the managers and employees required to operate these facilities. For additional fees, Sheraton provides reservation services. Sheraton also coordinates national advertising and certain marketing and promotional services. Sheraton prepares and implements annual budgets for lodging facilities under its management and is responsible for allocating property-owner funds for periodic maintenance and repair of buildings and furnishings. Sheraton's management fee is generally based on a percentage of the hotel's total revenues plus, in certain instances, an incentive fee based on the hotel's operating performance.

     During 1997, Sheraton invested approximately $18 million, in hotel joint ventures, including investments in Key West-Florida, Schiphol Airport-Amsterdam, The Netherlands and Beijing International Club-Beijing, China. In each of these projects, Sheraton owns an equity interest and is, or will be, the manager of the hotel.

     During 1997, Sheraton signed agreements to manage 45 additional hotels, of which 14 had opened as of December 31, 1997. Sheraton did not invest in the ownership of any of these hotels. Of these 45 hotels, seven are in North America, 16 in Asia/Pacific, four in Europe, 10 in Africa or the Middle East and eight in Latin America.

  Franchised Hotels

     Sheraton franchises properties located primarily in North America. Of Sheraton's over 200 franchised hotels and inns, as of December 31, 1997, only 23 were located outside of North America.

     For Sheraton's franchise business (which includes properties operated under the "Four Points Hotels" name), the following table illustrates the number of properties, number of room nights available, average daily occupancy rate and average daily rate for the years ended December 31, 1997 and December 31, 1996, respectively.

                                                               YEAR ENDED      YEAR ENDED
                                                              DECEMBER 31,    DECEMBER 31,
                                                                  1997            1996
                                                              ------------    ------------
Number of properties........................................          216             208
Number of room nights available.............................   19,180,437      18,867,329
Average daily occupancy rate(1).............................          68%             67%
Average daily rate(2).......................................          $87             $81

---------------
(1) Occupied rooms in the period divided by rooms available for sale in the same period.

(2) Room revenues for the period divided by rooms occupied for the same period.

     Hotels that are franchised by Sheraton are permitted to operate under the "Sheraton" trade name and to use the stylized "S" and wreath service mark. Sheraton franchised hotels are generally smaller than the hotels owned, leased or managed by Sheraton. Sheraton approves certain plans for, and the location of, franchised hotels and reviews their design.

     In general, each franchisee pays Sheraton an initial minimum fee plus an additional fee for every room over 100. There is a continuing monthly license fee based on a percentage of the facility's room revenues. Although Sheraton does not directly participate in the day-to-day management or operation of its franchised hotels, Sheraton or an agent of Sheraton periodically inspects the hotels to ensure that Sheraton's standards are maintained.

     In 1995, Sheraton began offering its franchised hotel owners the opportunity to convert inns that are franchised by Sheraton to the "Four Points Hotels" name, a new mid-priced hotel brand. As of December 31, 1997, Sheraton had 68 franchised properties operating under the Four Points Hotels brand name. Of these properties, 37 were properties converted from Sheraton franchises, 28 properties were converted from competing brands and three were newly constructed. Sheraton expects that each Four Points Hotel will be operated and marketed by its owners with a view toward providing hospitality services to the business-oriented traveler.

     During 1997, Sheraton executed 37 new franchise agreements, of which 10 had been opened as of December 31, 1997. Of these, 15 are or will be operated under the Sheraton name and 22 are or will be operated under the Four Points Hotels name. At December 31, 1997, there were 216 franchised hotels in operation under the Sheraton and Four Points Hotels names.

                               GAMING OPERATIONS

     Currently, ITT's gaming operations consist of 15 casinos or other gaming facilities, including Caesars Palace in Las Vegas, Nevada; Caesars Atlantic City in Atlantic City, New Jersey; Caesars Tahoe in Stateline, Nevada; The Desert Inn Resort & Casino in Las Vegas, Nevada; The Sheraton Casino & Hotel in Tunica County, Mississippi; and various other casino/hotel operations under Sheraton and Caesars outside the United States. In April 1997, ITT announced its intention to sell The Desert Inn Resort & Casino.

     Beginning in June 1996, ITT undertook a capital expenditure program to upgrade and expand ITT's existing gaming operations. Upon completion of this program, approximately $500 million will have been invested at Caesars Palace, approximately $272 million will have been invested at Caesars Atlantic City, and approximately $193 million has been invested at The Desert Inn Resort & Casino, excluding in each case capitalized interest and pre-opening expenses. ITT is also in the process of constructing a riverboat casino and a hotel in Harrison County, Indiana.

  Caesars World

     Caesars operates three destination gaming resorts: Caesars Palace in Las Vegas, Nevada; Caesars Tahoe in Stateline, Nevada; and Caesars Atlantic City in Atlantic City, New Jersey. Caesars also owns one-half of a management company that operates Casino Windsor, a casino in Windsor, Canada that is owned by the Government of the Province of Ontario. Caesars subsidiaries also operate small casinos on two cruise ships and operate a 1,000 machine slot operation at Dover Downs in Dover, Delaware.

     Caesars Palace. Caesars Palace, which opened in 1966 as the first themed casino on the "Strip" in Las Vegas, Nevada, is a casino/hotel complex located on approximately 80 acres. At December 31, 1997, Caesars Palace had approximately 2,469 hotel rooms and suites in service, 10 restaurants, a 1,126-seat showroom, a convention complex with approximately 171,000 square feet of meeting and banquet space, numerous bars and lounges, The Forum Shops (a retail shopping arcade), health spas and an "Omnimax" theater. Currently, the Caesars Palace casino is approximately 125,000 square feet, and offers wagering limits that are among the highest in Nevada.

     As part of its capital expenditure program, Caesars has invested approximately $406 million at Caesars Palace during the two years ended February 28, 1998. The project is intended to create a more attractive, exciting gaming environment, while satisfying previously unmet room demand. The project has resulted in the addition of approximately 1,130 rooms, which have increased the total number of rooms at Caesars Palace to approximately 2,470. Construction of the room tower was completed during the fourth quarter of 1997. Enhancements to the casino include the addition of gaming space for slot machines and table games. Other improvements include the development of the second phase of The Forum Shops (which was developed by a third party and opened in the third quarter of 1997) with 250,000 square feet of retail space, and the addition of 112,000 square feet of meeting and convention facilities. Construction of a new health club and spa is underway and the facility is expected to open in April 1998.

     The average occupancy rate at Caesars Palace was 93% and 92.3% for 1997 and 1996, including occupancy of 43% and 42%, respectively, of the occupied rooms and suites by guests receiving complimentary rooms.

     Caesars Atlantic City. Caesars Atlantic City is a casino/hotel on the Boardwalk in Atlantic City, New Jersey. At December 31, 1997, Caesars Atlantic City had approximately 1,144 rooms in service, a 78,000-square foot casino, including table games and slots, and approximately 6,000 square feet of gaming space for keno, poker and race simulcasting. It also had 13 restaurants and bars, 40,000 square feet of meeting and banquet space, a 1,100-seat showroom, a shopping arcade, a Roman-themed transportation center that accommodates 2,500 cars and 11 buses, a health club and two tennis courts. The property on which Caesars Atlantic City stands consists of approximately 8.1 acres, including contiguous parcels totaling approximately 5.4 acres bounded on three sides by Missouri, Arkansas and Pacific Avenues, with an entire block of Boardwalk frontage.

     Improvements at Caesars Atlantic City are expected to cost approximately $272 million during the 1997-1998 period. These improvements will bring the total number of rooms to approximately 1,125 and will increase casino space by approximately 30,000 square feet. As part of this project, Caesars Atlantic City is constructing a new entrance and central four-story atrium, a grand multi-function ballroom and expanded dining facilities. The design incorporates an elaborate Roman theme with Corinthian columns, large statues and extensive fountains. These improvements are expected to enable Caesars Atlantic City to increase its convention business and to satisfy substantial unmet room demand. The exterior renovations are designed to further enhance Caesar's visibility on the center of the Boardwalk to attract more "walk-in" patrons.

     Caesars also owns the Ocean One retail mall. The Ocean One mall is constructed on a pier that extends out 900 feet over the Atlantic Ocean and is located directly in front of the Boardwalk entrance to Caesars Atlantic City. Ocean One contains approximately 400,000 square feet of restaurant and retail space on three floors. Under current applicable local and state laws, and subject to certain restrictions, Ocean One may be used for gaming or lodging activities. The average occupancy rate at Caesars Atlantic City was 93.5% and

95.6% for 1997 and 1996, including occupancy of 88.5% and 88.7%, respectively, of the available rooms and suites by guests receiving complimentary rooms.

     Caesars Tahoe. Caesars Tahoe casino/hotel opened in 1979 and is located in Stateline, Nevada, adjacent to Lake Tahoe. At that time, Caesars entered into a long-term lease of the 24-acre property on which the casino/hotel stands. At December 31, 1997, Caesars Tahoe had 440 rooms and suites in service, five restaurants, a 1,500-seat showroom, 16,000 square feet of convention space, a Roman-themed nightclub, a 40,000-square foot casino including a race and sports book, bars, shops, four outdoor tennis courts and an indoor health spa containing a swimming pool and a racquetball court. The average occupancy rate at Caesars Tahoe was 80.5% and 82.7% for 1997 and 1996, including occupancy of 22.1% and 24.8%, respectively, of the available rooms and suites by guests receiving complimentary rooms.

     Casino Windsor. Caesars owns a one-half interest in Windsor Casino Limited ("Windsor"). Windsor is the operator of Casino Windsor, a 50,000-square foot interim casino in Windsor, Ontario, which is owned by the Ontario provincial government. Caesars anticipates that the interim casino will be replaced by a permanent facility in the second quarter of 1998, which is expected to include a hotel of approximately 400 rooms, a 100,000-square foot casino and entertainment and meeting facilities.

     Harrison County Riverboat Development. In May 1996, Caesars was granted a certificate of suitability by the Indiana Gaming Commission to construct and operate a riverboat casino. The land-based and marine facilities will be located on the Indiana side of the Ohio River across the river from Louisville, Kentucky. Construction of the riverboat casino and related improvements is subject to receipt of various consents, permits and approvals, all of which have been secured.

  The Desert Inn Resort & Casino

     The Desert Inn Resort & Casino, which ITT purchased in November 1993, is a casino/hotel complex located on approximately 200 acres on the "Strip" in Las Vegas, Nevada. The Desert Inn underwent extensive renovations in 1996 and 1997 at a total cost of approximately $193 million. At December 31, 1997, The Desert Inn had 715 rooms and suites, six restaurants, a 636-seat showroom, a convention complex with approximately 27,000 square feet of meeting and banquet space, numerous bars and lounges, swimming pools, tennis facilities, an 18-hole championship golf course, a spa and other facilities. Its casino is approximately 30,000 square feet. The average occupancy rate at The Desert Inn was 70.2% and 75.4% for 1997 and 1996, including occupancy of 22.3% and 22.7%, respectively, of the available rooms and suites by guests receiving complimentary rooms.

  The Sheraton Casino & Hotel

     The Sheraton Casino opened in Tunica County, Mississippi, in August 1994; in November 1997, the hotel opened a 150-room tower and was renamed "Sheraton Casino & Hotel." The Sheraton Casino & Hotel has three restaurants, three bars and lounges and other facilities. Its casino has approximately 31,000 square feet of gaming space.

  Other Sheraton Gaming Operations

     Sheraton also operates casinos in Lima, Peru at the Sheraton Lima Hotel & Casino, which has 438 rooms and suites; in Halifax, Nova Scotia at the Sheraton Halifax Hotel & Casino, which has 351 rooms and suites; in Sydney, Cape Breton, Nova Scotia at the Sheraton Casino Sydney, which is a stand-alone casino; in Townsville, Australia at the Sheraton Breakwater, which has 192 rooms and 16 suites; and in Cairo, Egypt at the Cairo Sheraton and the El Gezirah Sheraton, which have 433 rooms and 86 suites and 477 rooms and 68 suites, respectively.

  Termination of Planet Hollywood Development

     In June 1996, ITT entered into an agreement in principle to form a joint venture with Planet Hollywood International, Inc. ("Planet Hollywood") to develop, own and operate "Planet Hollywood" themed hotel/ casinos. The Company does not expect that the definitive agreement with Planet Hollywood will be executed or that the Company will develop "Planet Hollywood" themed hotel/casinos.

            OTHER ASSETS AND OPERATIONS; CERTAIN RECENT DEVELOPMENTS

  Potential Disposition of ITT Educational

     In addition to its hotel and gaming businesses, ITT owns 83.3% of the outstanding shares of ITT Educational Services, Inc. ("ITT Educational"). The shares of common stock of ITT Educational are traded on the New York Stock Exchange under the symbol "ESI". The term "ITT Technical Institutes" (in singular or plural form) refers to educational institutions owned and operated by ITT Educational.

     Starwood Hotels is currently exploring a range of disposition strategies for ITT's equity interest in ITT Educational. As part of this disposition strategy, on February 13, 1998, ITT Educational filed a registration statement with the Securities and Exchange Commission for the sale by ITT in an underwritten public offering of up to 12,650,000 shares (assuming the underwriters' overallotment option is exercised in full) of ITT Educational common stock.

     ITT Educational is a leading proprietary provider of technology-oriented post-secondary degree programs in the United States. ITT Educational offers associate, bachelor and master degree programs and non-degree diploma programs to over 24,000 students through a system of 63 ITT Technical Institutes located in 27 states. The education programs are designed, after consultation with employers, to help graduates prepare for careers in a variety of fields involving technology. As of December 31, 1997, approximately 97% were enrolled in a degree program, with approximately 74% of ITT Technical Institute students enrolled in programs related to electronics engineering technology and approximately 23% enrolled in programs related to computer-aided drafting technology. While most graduates of ITT Technical Institutes are initially employed by numerous small, technology-oriented companies, employers have also included well recognized corporations, such as AT&T, Boeing, Intel, NCI, Microsoft, Motorola, IBM and General Electric. Additionally, the institutes' graduates have been hired by some federal and local government agencies, including the Federal Bureau of Investigation and the Central Intelligence Agency.

     ITT Educational has experienced significant growth, acquiring three and establishing 50 new technical institutes since 1981. Of the 63 institutes currently operating, 20 have been established since January 1, 1993. The number of students attending ITT Technical Institutes has increased 32.1% from 18,539 students at December 31, 1992 to 24,498 at December 31, 1997. Total revenues from ITT Technical Institutes have increased 74% from $150.4 million (excluding discontinued operations) in 1992 to $261.7 million in 1997. ITT Educational opened three new institutes in 1997. ITT Educational intends to continue expanding by opening new institutes (including six new institutes in 1998) and offering a broader range of programs at its institutes.

  Madison Square Garden

     In August 1994, Madison Square Garden, L.P. ("MSG"), a partnership among subsidiaries of ITT and Cablevision Systems Corporation ("Cablevision"), was formed to acquire the business previously operated by Madison Square Garden Corporation. MSG is the owner of the New York Knickerbockers basketball franchise (the "Knicks"), and New York Rangers hockey franchise (the "Rangers"), the Madison Square Garden Arena and the MSG cable television network.

     At the time MSG was formed, MSG Eden Corporation ("MSGE") was the general partner and owner of a 1% general partnership interest in MSG, and was owned by ITT Eden Corporation ("ITTE") and Rainbow Garden Corp. ("RGC"), a subsidiary of Cablevision; ITT MSG Inc. ("ITT MSG") and Garden L.P. Holding Corp. ("GHC"), another subsidiary of Cablevision, each owned a 49.5% limited partnership interest in MSG.

     On April 15, 1997, ITT, ITTE and ITT MSG entered into a Partnership Interest Transfer Agreement (the "Transfer Agreement") with MSG and Cablevision that provides for the sale of ITT MSG's interest in MSG to Cablevision for $650 million plus the assumption of approximately $115 million of indebtedness.

Pursuant to the Transfer Agreement, on July 17, 1997, MSG redeemed, for $493.5 million, a portion of ITT MSG's limited partnership interest in MSG, MSGE redeemed all of ITTE's ownership interest in MSGE for $6.5 million and Cablevision caused Sports Channel Associates to be contributed to MSG. After such redemptions and contribution, ITT (through ITT MSG) owned a 10.2% limited partnership interest in MSG.

     In March 1998, ITT MSG was notified that, as permitted by MSG's partnership agreement, affiliates of Cablevision had contributed approximately $450 million of additional capital to MSG, thereby reducing ITT MSG's limited partnership interest in MSG to approximately 7.81%.

     The Transfer Agreement provides that ITT MSG (i) had an initial "put" option to require Cablevision to purchase (or cause MSG to redeem) one half of ITT's continuing interest in MSG for $94 million on June 17, 1998 and (ii) has a second "put" option to require Cablevision to purchase (or cause MSG to redeem) ITT MSG's then remaining interest on June 17, 1999 for $94 million. In addition, on June 17, 2000, Cablevision has the right to purchase (or cause MSG to redeem) ITT MSG's then remaining interest in MSG at a price determined by an investment banking firm to be the fair market value, subject to a "floor" price equal to the proportionate "put" price. ITT MSG exercised the initial "put" option in March 1998.

     Pursuant to an Aircraft Contribution Agreement dated as of April 15, 1997, among GHC, MSGE, ITT MSG, ITT Flight Operations, Inc. ("ITTF") and MSG, on December 31, 1997, ITTF contributed to MSG an ITT-owned aircraft that MSG had used for the Knicks and the Rangers, which was valued at $38 million. In the event the remaining put and call rights are not exercised, ITT's percentage interest in MSG will be increased to reflect the contribution to MSG of the aircraft described above.

  WBIS+

     In July 1996, ITT purchased, in partnership with Dow Jones & Co. ("Dow Jones"), television station WNYC-TV, Channel 31 in New York City, from The City of New York. The purchase price of $207 million was paid one-half by ITT and one-half by Dow Jones, and the partnership is managed on a 50/50 basis. The station was renamed WBIS+ and, in January 1997, introduced a new format of business and sports programming.

     In March 1998, ITT and Dow Jones sold WBIS+ to Paxson Communications Corporation for a cash purchase price of approximately $257.5 million. ITT's proceeds from the sale of approximately $128.8 million were used to pay down existing indebtedness of the Corporation .

  Disposition of ITT World Directories

     In February 1998, ITT disposed of ITT World Directories, Inc., the subsidiary through which ITT conducted its telephone directories publishing business, to VNU International B.V., a leading international publishing and information company based in The Netherlands, for a total gross consideration valued at $2.1 billion. Proceeds from the disposition were used, in part, to acquire certain outstanding debt of Starwood Hotels.

                                     WESTIN

     As of December 31, 1997, Westin owned, managed, franchised or represented 97 luxury or upscale hotel and resort properties worldwide, excluding 15 Westin hotels owned by the Company. Westin's primary strategy is to provide, for its own hotels and to the other owners of Westin's hotel and resort properties, focused, responsive, high quality marketing, reservations, management and, as appropriate, franchise services that are designed to increase the operating revenues and profitability of the properties and to increase hotel and resort customer satisfaction.

     Westin Hotel Company, originally founded as Western Hotels in 1930, became Western International Hotels in 1963 and adopted the Westin name and logo in the late 1970s. It grew from its initial 17 hotels located in the Pacific Northwest to 82 properties when it was acquired by W&S Hotel L.L.C. in May 1995, and grew to its 97 luxury or upscale hotel and resort properties (excluding 15 Westin hotels owned by the

Company) throughout the world at December 31, 1997 through a combination of Westin's own development efforts and management, franchise and representation agreements with other hotel owners. Westin hotel and resort properties are located throughout the United States and in Argentina, Brazil, Canada, China, England, France, Germany, Guatemala, Indonesia, Japan, Korea, Malaysia, Mexico, the Netherlands, Panama, the Philippines, Portugal, Singapore, Switzerland and Thailand.

     As of December 31, 1997, the Westin portfolio (excluding 15 Westin hotels owned by the Company) consisted of 12 owned hotels with approximately 5,900 rooms, five joint ventures with approximately 3,200 rooms, 37 managed hotels with approximately 20,500 rooms, 28 franchised hotels with approximately 8,400 rooms and 15 represented hotels with approximately 5,300 rooms.

Owned Hotels

     The following table illustrates, for each hotel owned by Westin at December 31, 1997, the total number of guest rooms at that date, the year the hotel was first operated, and for 1997, the average daily occupancy rate, average daily room rate and REVPAR:

                                                                                           1997
                                                                              -------------------------------
                                                                               AVERAGE     AVERAGE
                                                                    FIRST       DAILY       DAILY
                                                                     YEAR     ROOM RATE   OCCUPANCY   REVPAR
HOTEL(1)                               LOCATION            ROOMS   OPERATED      ($)      RATE (%)      ($)
--------                               --------            -----   --------   ---------   ---------   -------
Westin South Coast Plaza....  Costa Mesa, CA                390      1975       113.31      75.4        85.44
Westin San Francisco
  Airport...................  Millbrae, CA                  391      1987       128.52      83.3       107.06
Cherry Creek Inn............  Denver, CO                    320      1979        61.16      85.5        52.29
Westin Tabor Center.........  Denver, CO                    420      1985       141.82      77.1       109.34
Westin Fort Lauderdale......  Fort Lauderdale, FL           293      1986        68.50      78.6        53.84
Westin Peachtree Plaza......  Atlanta, GA                  1,068     1976       120.64      69.9        84.33
Westin Indianapolis.........  Indianapolis, IN              573      1989       103.84      73.1        75.91
Westin Cincinnati...........  Cincinnati, OH                448      1981       111.85      69.1        77.29
Westin Galleria Houston.....  Houston, TX                   485      1977       109.35      75.3        82.34
Westin Oaks.................  Houston, TX                   406      1971       109.35      75.3        82.34
Westin Resort...............  St. John, US Virgin Islands   285      1997(2)       N/A       N/A          N/A
Westin Seattle..............  Seattle, WA                   865       (3)       133.43      75.0       100.07
                                                           -----
                                                           5,994

---------------
(1) The Trust (or, as to the properties in Atlanta, Georgia and St. John, US Virgin Islands, the Operating Partnership) acquired a 100% equity interest in each of these hotels on January 2, 1998. See "Structure -- Acquisition of Westin" below.

(2) Substantially destroyed by a hurricane in September 1995 and reopened in December 1997 following significant renovations and reconstruction.

(3) South Tower, 1969; North Tower, 1982.

Joint Venture Hotels

     At December 31, 1997, Westin also had an equity interest in five joint ventures that owned the following hotels:

HOTEL                                        LOCATION         ROOMS    WESTIN'S EQUITY INTEREST(%)(1)
-----                                    -----------------    -----    ------------------------------
Westin London, Ontario.................  London, Canada         322                 10.0
Westin O'Hare..........................  Chicago, IL            525                 48.6
Westin Michigan Avenue.................  Chicago, IL            740                  8.3
Westin Galleria Dallas.................  Dallas, TX             431                 20.0
Westin St. Francis.....................  San Francisco, CA    1,200                  8.3
                                                              -----
                                                              3,218

---------------
(1) Acquired by the Corporation on January 2, 1998. See
    "Structure -- Acquisition of Westin" below.

Managed, Franchised and Represented Hotels

     The following table lists the hotels managed, franchised or represented by Westin at December 31, 1997, and the number of guest rooms per property at that date. Each of these hotels is now managed, franchised or represented by the Corporation; see "Structure -- Acquisition of Westin" below.

HOTEL                                                        LOCATION                  ROOMS
-----                                              ----------------------------        ------
MANAGED:
Westin Calgary...................................  Calgary, Canada                        525
Westin Edmonton..................................  Edmonton, Canada                       413
Westin Ottawa....................................  Ottawa, Canada                         478
Westin Harbour Castle............................  Toronto, Canada                        980
Westin Bayshore..................................  Vancouver, Canada                      517
Le Hameau du Trianon, a Westin Hotel.............  Versailles, France                     190
Westin Grand, Berlin.............................  Berlin, Germany                        358
Westin Bellevue, Dresden.........................  Dresden, Germany                       339
Westin Resort....................................  Tumon Bay, Guam                        420
Westin Surabaya..................................  Surabaya, Indonesia                    418
Westin Tokyo.....................................  Tokyo, Japan                           445
Westin Resort....................................  Coloane Ihla, Macau                    208
Westin Dragonara Resort..........................  St. Julians, Malta                     311
Las Brisas.......................................  Acapulco, Mexico                       265
Westin Brisas Resort.............................  Ixtapa, Mexico                         428
Westin Galleria Plaza............................  Mexico City, Mexico                    439
Westin Philippine Plaza..........................  Manila, Philippines                    609
Westin Plaza.....................................  Singapore                              796
Westin Stamford..................................  Singapore                            1,253
Westin Chosun Beach..............................  Pusan, South Korea                     290
Westin Chosun....................................  Seoul, South Korea                     479
Westin Banyan Tree...............................  Bangkok, Thailand                      216
Westin Chiangmai.................................  Chiang Mai, Thailand                   528
Westin Copley Place..............................  Boston, MA                             800
Westin Charlotte.................................  Charlotte, NC                          410
Westin River North...............................  Chicago, IL                            422
Westin Innisbrook Resort.........................  Tarpon Springs, FL                     850
Westin Renaissance Center........................  Detroit, MI                          1,392
Westin Resort....................................  Hilton Head Island, SC                 412

HOTEL                                                        LOCATION                  ROOMS
-----                                              ----------------------------        ------
Westin Maui......................................  Kaanapali Beach, HI                    742
Westin Crown Center..............................  Kansas City, MO                        725
Westin Century Plaza Hotel and Tower.............  Los Angeles, CA                      1,072
Westin Canal Place...............................  New Orleans, LA                        438
Westin Santa Clara...............................  Santa Clara, CA                        500
Walt Disney World Swan...........................  Orlando, FL                            758
Westin William Penn..............................  Pittsburgh, PA                         595
Westin La Paloma.................................  Tucson, AZ                             487
                                                                                       ------
                                                                                       20,508
                                                                                       ------
FRANCHISED:
Westin Nova Scotian..............................  Halifax, Canada                        307
Le Westin Mont-Royal.............................  Montreal, Canada                       300
Westin Prince Toronto............................  Toronto, Canada                        381
Westin Shanghai..................................  Shanghai, China                        495
Westin Demeure Hotels (Astor)....................  Paris, France                          125
Westin Demeure Hotels (Baltimore)................  Paris, France                          105
Westin Demeure Hotels (Castille).................  Paris, France                          111
Westin Demeure Hotels (Le Parc)..................  Paris, France                          120
Westin Demeure Hotels (Marignan-Elysees).........  Paris, France                           73
Westin Casuarina Resort..........................  Grand Cayman Islands                   343
Westin Osaka.....................................  Osaka, Japan                           304
Westin San Luis Potosi...........................  San Luis Potosi, Mexico                123
Westin Demeure Hotels (The Grand)................  Amsterdam, Netherlands                 182
Westin Rio Mar Beach Resort & Casino.............  Rio Mar Beach, Puerto Rico             600
Westin Demeure Hotels (Hotel D'Angleterre).......  Geneva, Switzerland                     45
Westin Demeure Hotels (47 Park Street)...........  London, England                         52
Westin Carambola Beach Resort....................  St. Croix, US Virgin Islands           150
Westin Alyeska Prince............................  Girdwood, AK                           307
Westin Atlanta Airport...........................  Atlanta, GA                            496
Westin Columbus..................................  Columbus, OH                           196
Westin Beach Resort..............................  Key Largo, FL                          200
Hapuna Beach Prince Hotel........................  Kohala Coast, HI                       350
Mauna Kea Beach Hotel............................  Kohala Coast, HI                       310
Westin Bonaventure Hotel and Suites..............  Los Angeles, CA                      1,369
Biltmore Hotel...................................  Coral Gables, FL                       275
Westin Resort....................................  Miami Beach, FL                        423
Westin Providence................................  Providence, RI                         350
Westin Washington DC, City Center................  Washington, DC                         400
                                                                                       ------
                                                                                        8,492
                                                                                       ------
REPRESENTED:(*)
Caesar Park Buenos Aires.........................  Buenos Aires, Argentina                173
Caesar Park Hotel................................  Fortaleza, Brazil                      230
Caesar Park Hotel Ipanema........................  Rio de Janeiro, Brazil                 221
Caesar Park Sao Paulo............................  Sao Paulo, Brazil                      177
Camino Real Tikal................................  El Remate, Peten, Guatemala             72
Camino Real......................................  Guatemala City, Guatemala              404
Westin Kyoto Takara-ga-ike Prince Hotel..........  Kyoto, Japan                           322

HOTEL                                                        LOCATION                  ROOMS
-----                                              ----------------------------        ------
Hotel Grand Palace...............................  Tokyo, Japan                           464
Palace Hotel.....................................  Tokyo, Japan                           391
Caesar Park Cancun Beach & Golf Resort...........  Cancun, Mexico                         426
Caesar Park Hotel................................  Panama City, Panama                    491
Caesar Park Penha Longa Golf Resort..............  Sintra, Portugal                       176
Hawaii Prince Hotel Waikiki......................  Honolulu, HI                           521
Maui Prince Hotel................................  Makena, HI                             310
New York Palace..................................  New York, NY                           985
                                                                                       ------
                                                                                        5,363
                                                                                       ------
                                                                                       43,525
                                                                                       ======

---------------
* Westin provides reservation and marketing services for these hotels, but does not allow hotels to use the Westin name.

                               OTHER ACQUISITIONS

1997 Acquisitions

     During the year ended December 31, 1997, Starwood Hotels acquired equity interests in the following 44 hotels (the "1997 Properties"):

                                                                          PURCHASE       NUMBER OF
                                                             DATE OF       PRICE           GUEST
HOTEL(1)                                    LOCATION         PURCHASE     (000'S)          ROOMS
--------                             ----------------------  --------   ------------     ---------
Deerfield Beach Hilton.............  Deerfield Beach, FL     01/08/97    $   11,500          220
Radisson Denver South..............  Denver, CO              01/20/97        21,750          263
The HEI Owned Hotels, consisting
  of:
  Sheraton Hotel...................  Long Beach, CA          02/14/97                        460
  Omni Waterside Hotel.............  Norfolk, VA             02/14/97                        446
  BWI Airport Marriott.............  Baltimore, MD           02/14/97                        310
  Crowne Plaza Edison..............  Edison, NJ              02/14/97                        274
  Courtyard by Marriott Crystal
     City..........................  Arlington, VA           02/14/97                        272
  Charleston Hilton................  Charleston, SC          02/14/97                        296
  Park Ridge Hotel.................  King of Prussia, PA     02/14/97                        265
  Sonoma County Hilton.............  Santa Rosa, CA          02/14/97                        245
  Novi Hilton......................  Novi, MI                02/14/97                        239
  Embassy Suites...................  Atlanta, GA             02/14/97                        233
                                                                         ----------       ------
                                                                            312,000        3,040
Days Inn Lake Shore Drive..........  Chicago, IL             02/21/97        48,000          578
Westin Hermitage...................  Nashville, TN           03/11/97        15,800          120
Hotel De La Poste..................  New Orleans, LA         03/12/97        16,000          100
San Diego Marriott Suites..........  San Diego, CA           04/03/97        32,500          264
Tremont Hotel......................  Chicago, IL             04/04/97        14,400          130
Raphael Hotel......................  Chicago, IL             05/07/97        17,750          172
Sheraton Stamford..................  Stamford, CT            06/12/97        14,600          480
Westin Southfield -- Detroit.......  Southfield, MI          07/10/97        40,000          385
Westin Regina Portfolio, consisting
  of:
  Westin Regina Resort.............  Cabo San Lucas, Mexico  08/21/97                        229
  Westin Regina Resort.............  Cancun, Mexico          08/21/97                        385
                                     Puerto Vallarta,
  Westin Regina Resort.............  Mexico                  08/21/97                        280
                                                                         ----------       ------
                                                                            133,000          894
The Flatley Portfolio, consisting
  of:
  Wayfarer Inn.....................  Bedford, NH             09/11/97                        194
  Sheraton Tara Hotel..............  Braintree, MA           09/11/97                        376
  Tara's Ferncroft Conference
     Resort........................  Danvers, MA             09/11/97                        367
  Sheraton Tara Hotel..............  Framingham, MA          09/11/97                        375
  Tara's Cape Codder Hotel.........  Hyannis, MA             09/11/97                        261
  Tara Hyannis Hotel & Resort......  Hyannis, MA             09/11/97                        224
  Sheraton Tara Lexington Inn......  Lexington, MA           09/11/97                        119
  Colonial Hilton and Resort.......  Lynnfield, MA           09/11/97                        280
  Merrimack Hotel & Conference
     Center........................  Merrimack, NH           09/11/97                        200
  Sheraton Tara Hotel..............  Nashua, NH              09/11/97                        337
  Sheraton Tara Hotel(3)...........  Newton, MA              09/11/97                        272
  Sheraton Tara Hotel..............  Parsippany, NJ          09/11/97                        383

                                                                          PURCHASE       NUMBER OF
                                                             DATE OF       PRICE           GUEST
HOTEL(1)                                    LOCATION         PURCHASE     (000'S)          ROOMS
--------                             ----------------------  --------   ------------     ---------
  Sheraton Tara Hotel..............  South Portland, ME      09/11/97                        220
  Tara Stamford Hotel..............  Stamford, CT            09/11/97                        328
  Sheraton Tara Airport Hotel......  Warwick, RI             09/11/97                        207
                                                                         ----------       ------
                                                                            469,970        4,143
Crowne Plaza.......................  New Orleans, LA         09/23/97        58,750          439
One Washington Circle..............  Washington, DC          09/30/97        19,000          151
Radisson Plaza & Suite Hotel.......  Indianapolis, IN        10/30/97        54,000          552
Westin Aquila......................  Omaha, NE               12/08/97        14,000          145
Westin Mission Hills Resort........  Rancho Mirage, CA       12/15/97       118,000(2)       512
Turnberry Hotel and Golf Resort....  Ayreshire, Scotland     12/23/97        51,500          132
                                                                         ----------       ------
                                                                         $1,462,520       12,720
                                                                         ==========       ======

---------------
(1) Starwood Hotels acquired a 100% fee or ground leasehold interest in each of these hotel properties except for the Westin Mission Hills Resort and the Sheraton Tara Hotel in Newton, Massachusetts. See footnotes (2) and (3) below.

(2) Amount shown represents a 100% interest; Starwood Hotels acquired a 95% interest in a joint venture that acquired the property.

(3) Starwood Hotels acquired an operating leasehold in this property.

     Of the 44 hotel properties acquired in 1997, all but four were acquired by the Realty Partnership. The Turnberry Hotel and Golf Resort and the Westin Regina Portfolio are owned by the Operating Partnership.

  HEI Acquisition

     On February 14, 1997, in addition to the 10 hotels referred to above as the HEI Owned Hotels that were acquired from Prudential Property Investment Separate Account II, an institutional real estate investment fund ("PRISA II") managed by Prudential Real Estate Investors, and HEI Hotels LLC ("HEI"), a Westport, Connecticut based hotel operating company, the Company also acquired HEI and contracts to manage the following nine hotels (the "HEI Managed Hotels"):

                       HOTEL                               LOCATION             ROOMS
                       -----                          ------------------        -----
Sheraton Gateway Houston Airport....................  Houston, TX                 418
Ontario Airport Hilton..............................  Ontario, CA                 309
Grand Junction Hilton...............................  Grand Junction, CO          264
Danbury Hilton & Towers.............................  Danbury, CT                 242
Residence Inn By Marriott...........................  Princeton, NJ               208
Long Island Sheraton Hotel..........................  Smithtown, NY               211
Wilmington Hilton Hotel.............................  Wilmington, DE              193
Ramada Hotel Bethesda...............................  Bethesda, MD                160
The Pavilion Towers Hotel...........................  Virginia Beach, VA          292
                                                                                -----
                                                                                2,297

     As consideration for the HEI Owned Hotels, HEI and the nine management contracts (collectively the "HEI Portfolio"), the Company paid an aggregate of $112 million in cash and notes and issued Units exchangeable for a total of 6,548,000 Paired Shares (which Units were valued for purposes of the transaction at approximately $215 million).

  Al-Anwa Portfolio

     On January 15, 1998, Starwood Hotels acquired the following four hotels (the "Al-Anwa Portfolio") for a combination of approximately $150 million in cash and approximately 3.7 million Paired Shares (which shares were valued for purposes of the acquisition at approximately $184 million):

                                                                              1997
                                                               ----------------------------------
                                                      YEAR      AVERAGE      OCCUPANCY
         HOTEL               LOCATION       ROOMS    OPENED    DAILY RATE      RATE       REVPAR
         -----            --------------    -----    ------    ----------    ---------    -------
The Al-Anwa Portfolio:
ITT Sheraton Luxury
  Collection Hotel
  Aspen(1)..............  Aspen, CO          257      1992      $255.12        67.6%      $172.35
ITT Sheraton Luxury
  Collection Hotel
  Houston...............  Houston, TX        232      1981       153.29        70.7%       108.32
ITT Sheraton Luxury
  Collection Hotel
  Washington, DC........  Washington, DC     213      1929       199.03        55.7%       110.77
ITT Sheraton Luxury
  Collection Hotel New
  York(2)...............  New York, NY       214      1929       312.09        71.5%       223.24
                                             ---
                                             916

---------------
(1) Re-flagged as a St. Regis following the acquisition.

(2) Re-flagged as a Westin following the acquisition.

             DEVELOPMENT OPPORTUNITIES; FUTURE ACQUISITIONS; SALES

Development Opportunities

     Starwood Hotels also intends to develop, on a limited basis, new hotels, either through new construction or conversion of office buildings, in certain under-served markets. In this respect, in November 1996, the Trust paid approximately $7.0 million to acquire a site in downtown Seattle, Washington, which has full entitlements for construction of a 426-room hotel. The Trust began construction on this hotel in August 1997. This hotel is estimated to cost approximately $73 million and is expected to open in early 1999.

     In May 1997, Starwood Hotels paid $11.9 million to acquire the site and development rights to construct, and began to build, a 30-story, 423-room hotel in downtown San Francisco, California. The hotel is estimated to cost approximately $73 million and is expected to open in May 1999.

     In October 1997, Starwood Hotels formed a joint venture to convert a 474,000-square-foot, 31-story office building located in downtown Denver into a 540-room, four-star hotel that is expected to open in 1999. Conversion of the building is expected to begin in early 1998. The Company paid approximately $9 million to acquire a 50% interest in the leasehold of the office building. The estimated cost of the project is $68.6 million.

Future Acquisitions

     Starwood Hotels intends to continue to expand and diversify its hotel portfolio through the acquisition of primarily upscale hotels in major metropolitan areas. Starwood Hotels believes that hotels in this segment can be purchased at prices below replacement cost and offer better potential for cash flow growth than hotels in other market segments. Starwood Hotels generally seeks investments in hotels where management believes that profits can be increased by the introduction of more professional and efficient management techniques, a change of franchise affiliation or the injection of capital for renovating, repositioning or expanding a property. Properties are targeted throughout the world, but Starwood Hotels generally focuses on properties with favorable demographic trends, significant barriers to entry or with major room demand generators such as office or retail complexes, airports, tourist attractions or universities. The Company intends to finance future acquisitions of hotel properties through cash flow from operations, through borrowings under new or existing credit facilities and, when market conditions warrant, through the issuance of debt or equity securities.

Sales

     As part of its continuous evaluation of its portfolio and efforts to redeploy capital in high growth assets, the Company has identified certain properties for sale. These properties include hotels primarily in market segments that the Company believes have limited growth potential. In 1997, the Company sold the Radisson Marque in Winston-Salem, North Carolina for approximately $7.6 million and three Best Western hotels in Savannah, Georgia; El Paso, Texas; and Las Cruces, New Mexico for approximately $12 million, recognizing losses of approximately $614,000 and $314,000, respectively. The Corporation has entered into an agreement to sell the personal property relating to the King 8 Hotel & Casino in Las Vegas, Nevada (the "King 8") for $3 million and expects the closing to occur in June 1998 following receipt by the purchaser of required gaming approvals. The Trust sold the real property of the King 8 in 1996 for approximately $18.8 million, recognizing a gain of approximately $5.6 million. The Company is currently engaged in efforts to sell the Milwaukee Sheraton in Brookfield, Wisconsin; the Tyee Hotel in Olympia, Washington; and the Bay Valley Hotel & Resort in Bay City, Michigan. In February 1998, the Company sold three Vagabond hotels in Rosemead, California; Woodland Hills, California; and Sacramento, California, respectively, for approximately $7.7 million, recognizing a loss of approximately $105,000.

                        STRUCTURE AND OPERATING STRATEGY

Current Structure

     As of the date of this Joint Annual Report, the structure of Starwood Hotels is as follows:

[PAIRED SHARES CHART]

     The limited partnership interests of the Realty Partnership and the Operating Partnership held by the limited partners are (subject to the ownership limitation provisions of the Trust and the Corporation) exchangeable for, at the option of the Trust and the Corporation, either cash, Paired Shares representing up to 5.9% of the Paired Shares after such exchange (based on the number of Paired Shares outstanding on March 30, 1998), or a combination of cash and such Paired Shares. The ownership limitation provisions of the Declaration of Trust are designed to preserve the status of the Trust as a REIT for tax purposes by providing in general that no shareholder may own, directly or indirectly, more than 8% of the outstanding Paired Shares. The Trust controls the Realty Partnership as its sole general partner; the Corporation controls the Operating Partnership as its sole general partner.

     As of December 31, 1997, the Realty Partnership held fee interests, ground leaseholds and mortgage loan interests in 120 hotel properties containing over 32,800 rooms located in 34 states throughout the United States and the District of Columbia, and in Mexico and Scotland. The Operating Partnership leased from the Realty Partnership all but four of the 96 hotel properties owned in fee or held pursuant to long-term leases by the Realty Partnership. In addition, the Operating Partnership owned, as of December 31, 1997, the Milwaukee Sheraton, the Midland Hotel in Chicago, Illinois, the Westin Regina Portfolio and the Turnberry Hotel and Golf Resort, all subject to mortgages to the Trust, and managed nine hotels for third-party owners.

Tax Status of the Trust

     The Trust elected to be taxed as a REIT, commencing with its taxable year ended December 31, 1995. The Trust expects to also make this election for the year ended December 31, 1997, when it files its tax return for such period, which is due no later than September 15, 1998. The Trust was taxed as a REIT beginning in 1969 through and including its taxable year ended December 31, 1990. During 1994, the Trust discovered that it may not have qualified as a REIT in 1991 through 1994, due to its failure to comply with certain procedural requirements of the Code. The Trust requested and received a letter from the Internal Revenue Service providing that the Trust's election to be taxed as a REIT terminated beginning with the Trust's taxable year ended December 31, 1991, and permitting the Trust to re-elect to be taxed as a REIT commencing with its taxable year ended December 31, 1995. Because the Trust had net losses for tax purposes for its 1991 through 1994 taxable years, the Trust does not owe any Federal income tax for such years.

  Acquisition of Westin

     On January 2, 1998, pursuant to a Transaction Agreement dated as of September 8, 1997 (the "Westin Transaction Agreement") among WHWE L.L.C. ("WHWE"), Woodstar Investor Partnership ("Woodstar"), Nomura Asset Capital Corporation ("Nomura"), Juergen Bartels (Mr. Bartels together with WHWE, Woodstar and Nomura, the "Members"), Westin Worldwide, W&S Lauderdale Corp. ("Lauderdale"), W&S Seattle Corp. ("Seattle"), Westin St. John Hotel Company, Inc. ("St. John"), W&S Denver Corp. ("Denver"), W&S Atlanta Corp. ("Atlanta"), W&S Hotel L.L.C. ("W&S LLC" and, together with Westin, the "Westin Companies"), the Trust, the Realty Partnership, the Corporation and the Operating Partnership, the Company acquired Westin.

     Pursuant to the terms of the Westin Transaction Agreement:

          (i) Westin Worldwide merged into the Trust (the "Westin Merger"). In connection with the Westin Merger, all of the issued and outstanding shares of capital stock of Westin Worldwide (other than shares held by Westin and its subsidiaries or by the Company) were converted into an aggregate of 6,285,783 Class A Exchangeable Preferred Shares, par value $.01 per share (the "Class A EPS"), of the Trust and 5,294,783 Class B Exchangeable Preferred Shares, liquidation value $38.50 per share (the "Class B EPS" and together with the Class A EPS, the "EPS"), of the Trust and $177.9 million in cash;

          (ii) The stockholders of Lauderdale, Seattle and Denver contributed all of the outstanding shares of such companies to the Realty Partnership. In exchange for such contribution and after giving effect to the deemed exchange of certain units, the Realty Partnership issued to such stockholders an aggregate of 470,309 limited partnership units of the Realty Partnership and the Trust issued to such stockholders an aggregate of 127,534 shares of Class B EPS. In addition, in connection with the foregoing share contribution, the Realty Partnership assumed, repaid or refinanced the indebtedness of Lauderdale,

     Seattle and Denver and assumed $84.2 million of indebtedness incurred by the Members prior to such contributions; and

          (iii) The stockholders of Atlanta and St. John contributed all of the outstanding shares of such companies to the Operating Partnership. In exchange for such contribution and after giving effect to the deemed exchange of certain units, the Operating Partnership issued to such stockholders an aggregate of 312,741 limited partnership units of the Operating Partnership and the Trust issued to such stockholders an aggregate of 80,415 shares of Class B EPS. In addition, in connection with the foregoing share contributions, the Operating Partnership assumed, repaid or refinanced indebtedness of Atlanta and St. John and assumed $3.4 million of indebtedness incurred by the Members prior to such contributions.

     The contributions of shares of stock of each of Seattle, Lauderdale, Denver, Atlanta and St. John (collectively, the "Westin Subsidiaries") are referred to in this Joint Annual Report as the "Subsidiary Contributions." The aggregate principal amount of debt assumed by the Company pursuant to the Westin Transaction Agreement was approximately $1.0 billion.

     The shares of Class A EPS, the shares of Class B EPS and the limited partnership interests issued in connection with the Westin Merger and the contribution of Seattle, Lauderdale, Denver, St. John and Atlanta to the Partnerships are directly or indirectly exchangeable on a one-to-one basis (subject to certain adjustments) for Paired Shares (subject to the right of the Company to elect to pay cash in lieu of issuing such shares). The limited partnership interests also are exchangeable on a one-to-one basis for shares of Class B EPS. The shares of Class B EPS have a liquidation preference of $38.50 per share and provide the holders with the right, from and after the fifth anniversary of the closing date of the Westin acquisition, to require the Trust to redeem such shares at a price of $38.50.

  Acquisition of ITT

     On February 23, 1998, pursuant to an Amended and Restated Agreement and Plan of Merger dated as of November 12, 1997 (the "ITT Merger Agreement") among the Corporation, Chess Acquisition Corp., a newly formed Nevada corporation and a subsidiary of the Company ("Merger Sub"), the Trust and ITT, the Company acquired ITT.

     Pursuant to the terms of the ITT Merger Agreement, Merger Sub was merged with and into ITT (the "ITT Merger"), whereupon the separate corporate existence of Merger Sub ceased and ITT continued as the surviving corporation. As a result of the ITT Merger, ITT was owned jointly by the Trust and the Corporation. Immediately after the effective time of the ITT Merger, the Corporation purchased all of the common stock, no par value, of ITT ("ITT Common Stock") owned by the Trust for a combination of cash and notes. Upon such purchase, ITT became a wholly owned subsidiary of the Corporation.

     Under the terms of the ITT Merger Agreement, each outstanding share of ITT Common Stock, together with the associated right to purchase shares of Series A Participating Cumulative Preferred Stock of ITT (the "Rights" and, together with the ITT Common Stock, "ITT Shares"), other than those that were converted into cash pursuant to a cash election by the holder (and other than ITT Shares owned directly or indirectly by ITT or Starwood Hotels, which shares were canceled), was converted into 1.543 Paired Shares. Pursuant to cash election procedures, 35,195,664 ITT Shares, representing approximately 30% of the outstanding ITT Shares, were converted into $85 in cash per share. In addition, each ITT Share was converted into additional cash consideration in the amount of $.37493151, which amount represents the interest that would have accrued (without compounding) on $85 at an annual rate of 7% during the period from and including January 31, 1998 to but excluding the date of the closing (February 23, 1998). The aggregate value of the ITT acquisition in cash, Paired Shares and assumed debt was approximately $14.6 billion.

Reorganization

     Effective January 1, 1995 (the "Reorganization Date"), the Trust and the Corporation consummated a reorganization (the "Reorganization") with Starwood Capital and certain affiliates of Starwood Capital (collectively, the "Starwood Partners").

     The Reorganization involved a number of related transactions that occurred simultaneously on the Reorganization Date. Such transactions included (i) the formation of the Realty Partnership, and the contribution by the Trust to the Realty Partnership of substantially all of the properties and assets of the Trust, subject to substantially all of the liabilities of the Trust, in exchange for an approximately 28.3% interest as a general partner in the Realty Partnership; (ii) the contribution by the Starwood Partners to the Realty Partnership of approximately $12.6 million in cash and certain hotel properties and first mortgage notes, in exchange for Units representing the remaining approximately 71.7% interest in the Realty Partnership; (iii) the formation of the Operating Partnership, and the contribution by the Corporation and its subsidiaries to the Operating Partnership of substantially all of their properties and operating assets (except for their gaming assets), subject to substantially all of their liabilities, in exchange for an approximately 28.3% interest as a general partner in the Operating Partnership; and (iv) the contribution by the Starwood Partners to the Operating Partnership of approximately $1.4 million in cash and fixtures, furnishings and equipment of certain hotel properties, in exchange for Units representing the remaining approximately 71.7% interest in the Operating Partnership. On March 24, 1995, a Starwood Partner exchanged $12 million of debt of the Realty Partnership for additional Units, resulting in the Starwood Partners owning approximately 74.6% of each of the Partnerships on such date.

Operating Strategy

     The Trust and the Corporation intend that the Corporation lease and operate hotels owned or acquired by the Trust or the Realty Partnership, thereby retaining for shareholders the economic benefits otherwise captured by third-party operators. During 1997, the Corporation assumed management of 48 hotels, including 38 hotels acquired by the Company.

     The Corporation intends to continue to reposition hotels in order to increase cash flows and asset values by changing or initiating franchise affiliations to one of the brands acquired in 1998 and implementing renovations, expansions and upgrades of hotel facilities. In 1997, the Corporation entered into new franchise affiliations with respect to three hotels, of which two were acquired and converted to the Westin brand in 1997. The other was acquired in 1996 and converted to the Westin brand in 1997.

     The Corporation also intends to manage hotels on behalf of third-party owners, thereby capitalizing on the enhanced operational management infrastructure of the Corporation. The Company believes that third-party management contracts could provide the Company with an additional source of earnings as well as a source of potential acquisitions, including minority equity investments in hotel properties.

     Additionally, the Company intends to continue to acquire debt interests in hotels at discounts to their face amounts with the intention of acquiring the hotel.

                               OTHER INFORMATION

Seasonality and Competition

     The hotel and gaming industries are seasonal in nature; however, the periods during which the Company's properties experience higher hotel revenues or gaming activities vary from property to property and depend principally upon location. Although the Company's revenues historically have been lower in the first than in the second, third or fourth quarters, the acquisitions of Westin and ITT are expected to affect, and future acquisitions may further affect, seasonal fluctuations in revenues and cash flows.

     Competition in the hotel and gaming industries is vigorous and is generally based on quality and consistency of room, restaurant, casino, entertainment and convention facilities and services, attractiveness of locations, availability of a global distribution system, price and other factors. Management believes that the Company competes favorably in these areas. The properties of the Company compete with other hotel and casino properties in their geographic markets. The principal competitors of the Company include other hotel REITs, hotel operating and gaming companies and national hotel brands. Some of the Company's competitors may have greater marketing and financial resources than the Company.

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

Environmental Matters

     The Company is subject to certain requirements and potential liabilities under various federal, state and local environmental laws, ordinances and regulations ("Environmental Laws"). For example, a current or previous owner or operator of real property may become liable for the costs of removal or remediation of hazardous or toxic substances on, under or in such property. Such laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances. The presence of hazardous or toxic substances may adversely affect the owner's ability to sell or rent such real property or to borrow using such real property as collateral. Persons who arrange for the disposal or treatment of hazardous or toxic wastes may be liable for the costs of removal or remediation of such wastes at the treatment, storage or disposal facility, regardless of whether such facility is owned or operated by such person. The Company uses certain substances and generates certain wastes that may be deemed hazardous or toxic under applicable Environmental Laws, and the Company from time to time has incurred, and in the future may incur, costs related to cleaning up contamination resulting from historic uses of certain of the Company's current or former properties or the Company's treatment, storage or disposal of wastes at facilities owned by others. Other Environmental Laws require abatement or removal of certain asbestos-containing materials ("ACMs") (limited quantities of which are present in various building materials such as spray-on insulation, floor coverings, ceiling coverings, tiles, decorative treatments and piping located at certain of the Company's hotels) in the event of damage or demolition, or certain renovations or remodeling. These laws also govern emissions of and exposure to asbestos fibers in the air. Environmental Laws also regulate polychlorinated biphenyls ("PCBs"), which may be present in electrical equipment. A number of the Company's hotels have underground storage tanks ("USTs") and equipment containing chlorofluorocarbons ("CFCs"); the operation and subsequent removal or upgrading of certain USTs and the use of equipment containing CFCs also are regulated by Environmental Laws. In connection with the Company's ownership, operation and management of its properties, the Company could be held liable for the costs of remedial or other action with respect to PCBs, USTs or CFCs.

     Environmental Laws are not the only source of environmental liability. Under the common law, owners and operators of real property may face liability for personal injury or property damage because of various environmental conditions such as alleged exposure to hazardous or toxic substances (including, but not limited to, ACMs, PCBs and CFCs), poor indoor air quality, radon and poor drinking water quality.

     Although the Company has incurred and expects to incur remediation and other environmental costs during the ordinary course of operations, management anticipates that such costs will not have a material adverse effect on the operations or financial condition of the Company.

Regulation and Licensing

     The ownership and operation of the casino gaming facilities of the Company are subject to extensive licensing, permitting and regulatory requirements administered by various governmental entities. See "Regulation and Licensing" included in Item 2 of this Joint Annual Report.

Employees

     As of December 31, 1997, the Trust had four employees and the Corporation had approximately 15,000 employees. As a result of the acquisitions of ITT and Westin, the Corporation has, as of March 1, 1998, approximately 100,000 employees.

Executive Offices

     The Trust's executive offices are located at 2231 East Camelback Road, Suite 410, Phoenix, Arizona 85016 (telephone (602) 852-3900) and the Corporation's executive offices are located at 2231 East Camelback Road, Suite 400, Phoenix, Arizona 85016 (telephone (602) 852-3900).

Industry Segments

     Financial information with respect to the two segments of the hospitality industry (hotels and gaming) and the domestic and foreign segments in which the Corporation operated during the year ended December 31, 1997 is included in Note 22 of the Notes to Financial Statements included in Item 8 of this Joint Annual Report.

ITEM 2.  PROPERTIES.

     For information with respect to the properties owned, managed, franchised or represented by ITT and Westin, see Item 1 of this Joint Annual Report.

     At December 31, 1997, the Company owned, operated and managed a geographically diversified portfolio of hotel assets, including fee, ground lease and first mortgage interests in 120 hotel properties containing approximately 32,800 guest rooms located in 34 states and the District of Columbia, Mexico and Scotland. At that time, 92 of such hotels were operated under licensing, membership, franchise or management agreements or leases with national hotel organizations, including Ritz Carlton(R), Westin(R), Marriott(R), Hilton(R), Sheraton(R), Omni(R), Doubletree(R), Embassy Suites(R), Crowne Plaza(R), Courtyard By Marriott(R), Wyndham(R), Ramada(R), Radisson(R), Clarion(R), Holiday Inn(R), Residence Inn(R), Days Inn(R), Best Western(R) and Vagabond Inn(R).

                               EQUITY INVESTMENTS

     As of December 31, 1997, the Company had equity investments in 102 properties containing a total of over 27,500 guest rooms. All but six of the properties are owned by the Trust. Those six properties -- the Milwaukee Sheraton, the Midland Hotel, the Turnberry Hotel and Golf Resort and the Westin Regina Resorts in Cancun, Cabo San Lucas and Puerto Vallarta, Mexico -- are owned by the Operating Partnership; all are subject to mortgages held by the Trust. Of the 96 hotels owned by the Trust at December 31, 1997, all but four are leased to the Corporation or its subsidiaries pursuant to leases between the Trust and the Corporation (the "Intercompany Leases").

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

     Of the four Trust hotels not subject to Intercompany Leases, the three Vagabond Inns (the "Vagabond Inns") as of December 31, 1997 were leased by the Trust to a third party pursuant to ground leases that expire in 2001, 2007 and 2008, respectively. In February 1998, the Trust sold its leasehold interests in the Vagabond Inns for approximately $7.7 million. The remaining property, the Doral Inn, is leased by the Trust to a third party; such lease expires in 2005. The Trust owns the land underlying the Doral Inn and holds a leasehold mortgage on the building and personal property; the Operating Partnership operates the hotel pursuant to a sublease. Lastly, the Marriott Forrestal Village is leased by the Trust to the Corporation, which, in turn, leases the property to a third party. Both such leases expire in 2007.

     The following table sets forth the average occupancy rate, average daily rate ("ADR"), REVPAR and certain other information concerning the Company's non-gaming hotels (excluding the Vagabond Inns) for the year ended December 31, 1997. Each hotel in the following table is owned by the Trust and leased to the Corporation, except as noted.

                                                                                            YEAR ENDED DECEMBER 31, 1997
                                                                      YEAR       YEAR       -----------------------------
                HOTEL                       LOCATION         ROOMS   OPENED   ACQUIRED(1)   ADR($)   OCCUP(%)   REVPAR($)
                -----                  -------------------   -----   ------   -----------   ------   --------   ---------
Embassy Suites Phoenix Airport.......  Phoenix, AZ            227     1981       1983       101.54     71.9       72.99
Tempe Embassy Suites.................  Tempe, AZ              224     1984       1995       115.55     78.3       90.43
Hotel Park Tucson....................  Tucson, AZ             215     1986       1996       78.32      67.8       53.08
Plaza Hotel & Conference
  Center(15).........................  Tucson, AZ             149     1971       1983       58.21      60.2       35.05
Sheraton Hotel.......................  Long Beach, CA         460     1988       1997       87.12      70.4       61.33
Westin Los Angeles Airport(19).......  Los Angeles, CA        723     1986       1996       68.75      72.3       49.68
Clarion at San Francisco Airport.....  Millbrae, CA           442     1962       1996       94.29      74.4       70.17
Palm Desert Embassy Suites...........  Palm Desert, CA        198     1985       1996       112.54     72.7       81.86
Doubletree Club Hotel Rancho
  Bernardo...........................  Rancho Bernardo, CA    209     1988       1995       81.07      70.3       56.96
Westin Mission Hills Resort(13)......  Rancho Mirage, CA      512     1987       1997       155.00     68.5      106.19
San Diego Marriott Suites............  San Diego, CA          264     1989       1997       125.09     72.8       91.10
Westin Horton Plaza San Diego........  San Diego, CA          450     1987       1996       125.46     73.4       92.10
Sonoma County Hilton.................  Santa Rosa, CA         245     1984       1997       82.13      67.2       55.18
Westwood Marquis Hotel & Gardens(7)..  Westwood, CA           257     1969       1996       185.51     59.1      109.58
Radisson Denver South................  Englewood, CO          263     1986       1997       90.33      68.5       61.84
Sheraton Stamford(9).................  Stamford, CT           480     1985       1997       101.92     60.6       61.74
Tara Stamford Hotel..................  Stamford, CT           445     1984       1997       103.25     57.6       59.45
Capitol Hill Suites..................  Washington, DC         152     1955       1995       104.55     70.0       73.17
One Washington Circle................  Washington, DC         151     1964       1997       113.35     82.5       93.56
Westin Washington, DC................  Washington, DC         263     1984       1995       133.59     65.2       87.06
Wyndham Hotel at Ft. Lauderdale
  Airport............................  Dania, FL              251     1986       1996       82.61      79.4       65.58
Deerfield Beach Hilton...............  Deerfield Beach, FL    220     1985       1997       82.16      74.2       61.00
Doubletree Guest Suites Cypress
  Creek..............................  Fort Lauderdale, FL    254     1985       1996       85.19      76.5       65.18
Gainesville Radisson Hotel...........  Gainesville, FL        195     1974       1986       69.13      52.7       36.40
Westin Tampa Airport.................  Tampa, FL              260     1987       1996       93.71      64.5       60.48
Holiday Inn -- Albany................  Albany, GA             151     1989       1989       64.43      60.5       38.98
Lenox Inn............................  Atlanta, GA            180     1965       1995       79.62      65.8       52.37
Marque of Atlanta....................  Atlanta, GA            275     1980       1996       95.89      63.1       60.49
Sheraton Colony Square...............  Atlanta, GA            462     1973       1995       111.49     66.6       74.26
Terrace Garden Hotel.................  Atlanta, GA            364     1975       1995       93.82      63.8       59.86
Westin Atlanta North at Perimeter....  Atlanta, GA            370     1986       1996       111.10     65.7       72.99
Embassy Suites Hotel.................  College Park, GA       233     1989       1997       102.12     68.9       70.31
Arlington Park Hilton................  Arlington Heights,     422     1968       1996       92.54      73.5       68.06
                                       IL
Days Inn Lake Shore Drive............  Chicago, IL            578     1965       1997       104.07     70.2       73.04
Midland Hotel(2).....................  Chicago, IL            257     1934       1996       139.87     73.4      102.66
Raphael Hotel........................  Chicago, IL            172     1978       1997       135.59     67.5       91.50
Tremont Hotel........................  Chicago, IL            129     1974       1997       157.35     62.0       97.61
Radisson Plaza & Suite Hotel(18).....  Indianapolis, IN       552     1983       1997       92.29      75.0       69.19
Harvey Hotel.........................  Wichita, KS            259     1974       1995       58.71      59.8       35.10
Doubletree Guest Suites..............  Lexington, KY          155     1989       1995       91.89      70.3       64.62
Crowne Plaza(10).....................  New Orleans, LA        439     1984       1997       116.23     72.4       84.17
Hotel De La Poste....................  New Orleans, LA        100     1973       1997       124.31     72.7       90.39
Park Plaza Hotel(5)..................  Boston, MA             960     1927       1996       131.61     77.1      101.45
Sheraton Tara Hotel..................  Braintree, MA          376     1971       1997       114.86     76.1       87.36
Tara's Ferncroft Conference Resort...  Danvers, MA            367     1978       1997       101.03     55.7       56.25
Sheraton Tara Hotel..................  Framingham, MA         375     1973       1997       105.52     64.0       67.55
Tara Hyannis Hotel & Resort..........  Hyannis, MA            224     1967       1997       105.79     56.4       59.66
Tara's Cape Codder Hotel.............  Hyannis, MA            261     1975       1997       87.85      48.1       42.26
Sheraton Tara Lexington Inn..........  Lexington, MA          119     1958       1997       114.34     76.1       87.02
Colonial Hilton and Resort...........  Lynnfield, MA          280     1966       1997       107.71     63.3       68.21
Sheraton Needham.....................  Needham, MA            247     1986       1996       112.80     76.7       86.46
Sheraton Tara Hotel(20)..............  Newton, MA             272     1968       1997       114.29     72.8       83.21
Westin Waltham Hotel.................  Waltham, MA            347     1990       1996       126.88     73.3       93.03
BWI Airport Marriott.................  Baltimore, MD          310     1988       1997       112.12     75.6       84.71
Holiday Inn -- Calverton.............  Beltsville, MD         206     1987       1995       73.15      63.7       46.62

                                                                                            YEAR ENDED DECEMBER 31, 1997
                                                                      YEAR       YEAR       -----------------------------
                HOTEL                       LOCATION         ROOMS   OPENED   ACQUIRED(1)   ADR($)   OCCUP(%)   REVPAR($)
                -----                  -------------------   -----   ------   -----------   ------   --------   ---------
Sheraton Tara Hotel..................  South Portland, ME     220     1973       1997       90.51      66.2       59.93
Bay Valley Hotel & Resort(4).........  Bay City, MI           151     1973       1984       65.26      51.9       33.90
Novi Hilton..........................  Novi, MI               239     1985       1997       94.68      70.4       66.63
Westin Southfield -- Detroit.........  Southfield, MI         385     1987       1997       102.43     66.0       67.57
Doubletree Hotel Minneapolis Airport
  at the Mall........................  Bloomington, MN        321     1975       1996       98.63      74.7       73.72
Sheraton Metrodome...................  Minneapolis, MN        254     1980       1996       83.65      72.3       60.45
Ritz Carlton -- Kansas City..........  Kansas City, MO        373     1973       1996       138.66     78.4      108.65
St. Louis Embassy Suites.............  St. Louis, MO          297     1985       1996       101.24     68.5       69.38
Omni Hotel...........................  Chapel Hill, NC        168     1981       1995       93.27      71.2       66.37
Westin Aquila........................  Omaha, NE              145     1995       1997       102.94     63.8       65.70
Wayfarer Inn.........................  Bedford, NH            194     1966       1997       77.07      63.5       48.98
Merrimack Hotel & Conference
  Center.............................  Merrimack, NH          200     1979       1997       60.51      37.9       22.91
Sheraton Tara Hotel..................  Nashua, NH             337     1980       1997       80.51      59.0       47.46
Crowne Plaza Edison..................  Edison, NJ             274     1987       1997       85.58      72.4       61.99
Sheraton Tara Hotel..................  Parsippany, NJ         389     1987       1997       115.60     73.6       85.07
Marriott Forrestal Village
  Hotel(3)...........................  Princeton, NJ          294     1987       1996       117.38     84.4       99.07
Best Western Airport Inn (16)........  Albuquerque, NM        123     1980       1984       59.40      68.0       40.39
Doral Court(6)(14)...................  New York, NY           199     1927       1996       165.28     75.5      124.78
Doral Inn(8).........................  New York, NY           652     1927       1996       126.60     63.0       79.82
Doral Tuscany(6)(14).................  New York, NY           121     1935       1996       188.98     73.6      139.02
Days Inn City Center.................  Portland, OR           173     1962       1984       77.55      68.3       52.96
Riverside Inn........................  Portland, OR           137     1964       1984       96.27      65.9       63.47
Allentown Hilton.....................  Allentown, PA          224     1981       1996       70.94      69.6       49.37
Park Ridge Hotel.....................  King of Prussia, PA    265     1973       1997       100.38     76.1       76.40
Days Inn Airport(12).................  Philadelphia, PA       177     1984       1996       70.14      74.6       52.34
Ritz Carlton -- Philadelphia.........  Philadelphia, PA       290     1990       1996       166.53     82.5      137.31
Westin Philadelphia International
  Airport(12)........................  Philadelphia, PA       251     1985       1996       101.58     64.2       65.17
Sheraton Tara Airport Hotel..........  Warwick, RI            207     1979       1997       87.48      71.1       62.18
Charleston Hilton North..............  Charleston, SC         296     1983       1997       78.01      70.5       55.00
Westin Hermitage.....................  Nashville, TN          120     1910       1997       129.18     65.7       84.92
Radisson Dallas Park Central.........  Dallas, TX             438     1972       1972       78.55      45.9       36.04
Doubletree Guest Suites DFW
  Airport............................  Irving, TX             308     1985       1996       107.70     73.7       79.40
Courtyard by Marriott Crystal City...  Arlington, VA          272     1990       1997       106.40     68.8       73.22
Omni Waterside Hotel.................  Norfolk, VA            446     1976       1997       90.16      60.4       54.44
Residence Inn Tyson's Corner.........  Vienna, VA              96     1984       1984       119.47     83.0       99.14
Tyee Hotel(4)........................  Olympia, WA            145     1961       1987       65.27      49.3       32.20
Days Inn -- Town Center(17)..........  Seattle, WA             90     1957       1984       78.28      71.4       55.86
Edmond Meany Hotel...................  Seattle, WA            155     1932       1984       95.06      57.8       54.93
Sixth Avenue Inn(17).................  Seattle, WA            166     1959       1984       91.00      65.2       59.34
Milwaukee Sheraton(2)(4).............  Brookfield, WI         393     1972       1990       81.67      72.8       59.45
Turnberry Hotel and Golf Resort(2)...  Ayreshire, Scotland    132     1905       1997       156.12     49.5       77.31
Westin Regina Resort(2)(11)..........  Cancun, Mexico         385     1991       1997       111.25     72.0       80.10
Westin Regina Resort(2)(11)..........  Puerto Vallarta,       280     1992       1997       98.99      67.5       66.82
                                       Mexico
Westin Regina Resort(2) (11).........  Cabo San Lucas,        229     1994       1997       204.36     74.7      152.75
                                       Mexico
TOTAL OWNED (99 HOTELS)..............
                                                                                            109.41     68.6       75.08
MANAGED:
Ontario Airport Hilton...............  Ontario, CA            309                1997       78.85      71.6       56.47
Grand Junction Hilton................  Grand Junction, CO     264                1997       69.57      68.7       47.81
Danbury Hilton & Towers..............  Danbury, CT            242                1997       93.49      80.3       75.09
Wilmington Hilton Hotel..............  Wilmington , DE        193                1997       83.73      68.8       57.42
Atlanta Hilton Northeast.............  Atlanta, GA            272                1997       93.40      63.0       58.86
Ramada Hotel.........................  Bethesda, MD           160                1997       84.35      70.8       59.70

                                                                                            YEAR ENDED DECEMBER 31, 1997
                                                                      YEAR       YEAR       -----------------------------
                HOTEL                       LOCATION         ROOMS   OPENED   ACQUIRED(1)   ADR($)   OCCUP(%)   REVPAR($)
                -----                  -------------------   -----   ------   -----------   ------   --------   ---------
Long Island Sheraton Hotel...........  Smithtown, NY          211                1997       93.05      80.7       75.06
Sheraton Gateway Houston Airport.....  Houston, TX            418                1997       72.06      65.8       47.40
Pavillion Towers Hotel...............  Virginia Beach, VA     292                1997       65.55      38.4       25.17
TOTAL MANAGED (9 HOTELS).............
                                                                                            82.07      66.6       54.64

---------------

 (1) "Year acquired" represents the calendar year in which the Trust or Corporation (or a predecessor) made its initial investment in the property.

 (2) Property is owned by the Corporation subject to a first mortgage to the Trust.

 (3) Property is subject to a ground lease expiring in December 2055, which is terminable by the ground lessor after September 1999 and prior to that time, upon six months' notice under certain circumstances.

 (4) Property is an asset held for sale at December 31, 1997.

 (5) The Trust owns a 58.2% general partnership interest in the partnership that owns this hotel. The property is subject to the BPP Mortgage (as defined in "Liquidity and Capital Resources -- Cash Flows from Investing and Financing Activities -- Credit Facilities and Recent Stock Sales" included in Item 7 of this Joint Annual Report).

 (6) Property is subject to a mortgage under the Doral Mortgage(as defined in "Liquidity and Capital Resources -- Cash Flows from Investing and Financing Activities -- Loan and Credit Facilities" included in Item 7 of this Joint Annual Report).

 (7) The Trust owns a 93.5% general partnership interest in the partnership that owns this hotel.

 (8) The Trust owns the land and holds a leasehold mortgage on the hotel building and personal property; the Operating Partnership operates the hotel pursuant to a sublease.

 (9) Property is subject to a mortgage under the Stamford Note (as defined in "Liquidity and Capital Resources -- Cash Flows from Investing and Financing Activities -- Loan and Credit Facilities" included in Item 7 of this Joint Annual Report).

(10) Property is subject to the Crowne Plaza Mortgage (as defined in "Liquidity and Capital Resources -- Cash Flows from Investing and Financing
     Activities -- Loans and Credit Facilities" included in Item 7 of this Joint Annual Report).

(11) Property is subject to a mortgage under the Bancomer Note (as defined in"Liquidity and Capital Resources -- Cash Flows from Investing and Financing Activities -- Loans and Credit Facilities" included in Item 7 of this Joint Annual Report).

(12) Property is subject to a mortgage under the Tax Exempt Bonds (as defined in "Liquidity and Capital Resources -- Cash Flows from Investing and Financing Activities -- Loans and Credit Facilities" included in Item 7 of this Joint Annual Report).

(13) The Trust owns a 95% interest in this property.

(14) The Trust owns a 49% interest in this property.

(15) Property is subject to ground leases that expire between 1999 to 2007, depending on the parcel.

(16) Property is subject to a ground lease expiring in 2029.

(17) Property is subject to a ground lease expiring in 1999.

(18) Property is subject to a ground lease expiring in 2067.

(19) Property is subject to a ground lease expiring in 2054.

(20) Property is subject to a ground lease expiring in 2010.

                              FRANCHISE AGREEMENTS

     Seventy-three of the 102 hotel properties in which Starwood Hotels had an equity interest at December 31, 1997 were operated at such time pursuant to franchise or license agreements ("Franchise Agreements"), including 14 Franchise Agreements with Westin and 13 Franchise Agreements with Sheraton. The Franchise Agreements generally require the payment of a monthly royalty fee based on gross room revenue and various other fees associated with certain marketing or advertising and centralized reservation services, which fees also are generally based on gross room revenues.

     The Franchise Agreements have various durations but generally may be terminated upon not more than three years' prior notice or upon payment of certain specified fees.

     The Franchise Agreements generally contain specific standards for, and restrictions and limitations on, the operation and maintenance of the hotels, which standards are established by the franchisors to maintain uniformity in the system created by each such franchisor. Such standards generally regulate the appearance of the hotel, the quality and type of goods and services offered, signage and usage of trade and service marks.

     The Franchise Agreements also typically contain financial reporting requirements relating to the calculation of royalty and other fees and insurance requirements with respect to coverage for specified liabilities, approved coverage limits and minimum insurance company ratings.

     The Franchise Agreements generally require the consent of the franchisor to a transfer of an interest in the applicable franchise, and both the consent of the franchisor and the execution of a new franchise agreement in the event of a transfer of all or a controlling portion of the franchisee under the relevant Franchise Agreement. In addition, some Franchise Agreements may require payment of an initial fee upon establishment of a franchise relationship.

     The Company intends to convert many of its hotels to a Westin or Sheraton brand.

                             MANAGEMENT AGREEMENTS

     As of December 31, 1997, nine of the Company-owned hotels were managed by third-party operators. The Marriott Forrestal Village is operated by Marriott International, Inc. ("Marriott") pursuant to a lease expiring in 2007, and the Ritz Carlton Hotels in Philadelphia, Pennsylvania, and Kansas City, Missouri are operated by an affiliate of Marriott pursuant to operating agreements that terminate in 1999 but are subject to earlier termination if certain annual financial performance standards are not met. The Westin Regina Resorts in Cabo San Lucas, Cancun and Puerto Vallarta, Mexico, the Westin Mission Hills Resort in Rancho Mirage, California; the Westin Aquila in Omaha, Nebraska; and the Turnberry Hotel and Golf Resort in Ayreshire, Scotland have been operated by Westin Worldwide since their respective acquisition dates by the Company.

     Each of the management agreements described above provides that the operator has the exclusive right to direct the operations of the hotel subject to that agreement. The operator is responsible for maintaining and making all necessary repairs to the managed hotel, hiring, training and supervising all hotel employees, and performing all hotel bookkeeping and other administrative duties. Each operator is required to submit to the Company for its approval an annual budget that includes proposed capital expenditures, and the operator makes only those capital expenditures that are approved by the Company. The Company is required to make available to each operator sufficient working capital to operate the hotel.

     For their services in managing the hotels, each operator receives a fee equal to a specified percentage (generally 2%-4%) of the gross revenues of the managed hotel, plus additional incentive fees based upon the hotel's operating profits.

     As of December 31 1997, the Company managed nine hotels owned by third parties. Certain of these management agreements are currently month-to-month; others have expiration dates ranging from 1999 to 2016. Management fees ranging from 2.5% of hotel revenues to 4% of hotel revenues.

                      MORTGAGE AND OTHER NOTES RECEIVABLES

     At December 31, 1997, the Trust held nine promissory notes issued by the Operating Partnership. Three of those notes ($31.8 million in aggregate principal amount at December 31, 1997) are secured by the Sheraton Hotel in Milwaukee, Wisconsin; one note ($40.3 million in principal amount at December 31, 1997) is secured by the Doral Inn in New York, New York; one note ($20.0 million in principal amount at December 31, 1997) is secured by the Midland Hotel in Chicago, Illinois; one note ($42.3 million in principal amount at December 31, 1997) is secured by the Westin Regina in Cancun, Mexico; one note ($54.7 million in principal amount at December 31, 1997) is secured by the Westin Regina in Cabo San Lucas, Mexico; one note ($25.3 million in principal amount at December 31, 1997) is secured by the Westin Regina in Puerto Vallarta, Mexico; and one note ($27.0 million in principal amount at December 31, 1997) is secured by the Turnberry Hotel and Golf Resort in Ayreshire, Scotland.

     At December 31, 1997, the Trust held 11 promissory notes that were either contributed by the Starwood Partners to the Realty Partnership as part of the Reorganization, executed by third-party purchasers of the Trust's hotels, or purchased by the Trust, all of which are secured by mortgages (including deeds of trust) on eight hotels in the aggregate. Of these 11 promissory notes, eight notes ($63.0 million in aggregate principal amount at December 31, 1997) are secured by first mortgages and three notes ($0.2 million in aggregate principal amount as of December 31, 1997) are secured by second mortgages. Seven of these 11 notes have fixed interest rates that currently range from 8% to 10% per annum; one note has a variable interest rate that was the three-month London Interbank Offered Rate ("LIBOR") plus 1.25% per annum at December 31, 1997; one note also provides for contingent interest based on a percentage of the gross revenue of the property securing such note and three notes are non-interest bearing. The maturity dates of the 11 notes range from current to December 2006.

     For additional information with respect to the mortgage notes receivable held by the Trust, see Notes 14 and 15 and Schedule IV of Notes to Financial Statements included in Item 8 of this Joint Annual Report.

     In December 1987, in connection with the acquisition by the Company of an interest in two Atlanta, Georgia area hotels (which have been subsequently sold), a former officer of the Trust assumed certain obligations of the seller, which obligations are evidenced by an unsecured promissory note to the Trust in the principal amount of $800,000. Interest on the outstanding principal amount of this note accrues interest at an annual rate of 10% and is payable annually; the entire principal amount of the note is due in December 1999. During 1995, the Trust loaned another former officer of the Trust, on an unsecured basis, $250,000, of which $100,000 was outstanding as of December 31, 1997. The remaining principal amount is due in July 2005 and bears interest at an annual rate equal to the lowest applicable rate prescribed by Section 1274(d) of the Code.

     During 1996, the Corporation made a $150,000 non-interest bearing bridge loan to a former officer of the Corporation, Eric A. Danziger, which loan was repaid in February 1998; and a $250,000 non-interest bearing loan to Theodore W. Darnall, an officer of the Corporation, of which $150,000 remained outstanding as of December 31, 1997. This loan is secured by a second mortgage on Mr. Darnall's residence in Phoenix, Arizona, and will mature as to $150,000 upon termination of Mr. Darnall's employment with the Corporation. (See Note 21 of Notes to Financial Statements included in Item 8 of this Joint Annual Report and "Employment and Compensation Agreements with Executive Officers" included in
Item 11 hereof.)

                            REGULATION AND LICENSING

     Casino Gaming Regulation -- General. As a result of the ITT Merger, Starwood Hotels' gaming operations include Caesars Palace and the Desert Inn Resort & Casino ("Desert Inn"), both in Las Vegas, Nevada; Caesars Atlantic City in Atlantic City, New Jersey; Caesars Tahoe in Stateline, Nevada; the Sheraton Casino in Tunica County, Mississippi; the Sheraton Lima Hotel and Casino in Lima, Peru; the Sheraton Halifax Hotel and Casino in Halifax, Nova Scotia; the Sheraton Casino Sydney in Sydney, Cape Breton, Nova Scotia. Caesars also owns one-half of a management company that operates Casino Windsor, a casino in Windsor, Canada, which is owned by Government of the Province of Ontario. A Caesars subsidiary operates small casinos on two cruise ships as well. Sheraton also operates casinos in Australia and Egypt. In

May 1996, Caesars was granted a certificate of suitability by the Indiana Gaming Commission to construct and operate a riverboat casino on the Ohio River in Harrison County, Indiana, across the river from Louisville, Kentucky. Construction of the facility is subject to receipt of various consents, permits and approvals. Another subsidiary of the Corporation, Hotel Investors Corporation of Nevada ("HICN"), leases and operates the King 8 Hotel in Las Vegas, Nevada. The Trust sold the King 8 in 1996 pursuant to an arrangement in which HICN agreed to continue to operate the hotel and casino to the earlier of when the purchaser or his designee obtains required gaming licenses and approvals or June 30, 1998.

     The Desert Inn is owned and operated by Sheraton Desert Inn Corporation ("SDI"), which is a wholly owned subsidiary of Sheraton Gaming Corporation ("SGC"), which is a wholly owned subsidiary of Sheraton (Sheraton, SGC and SDI are collectively referred to as the "Sheraton Desert Inn Companies"). The Sheraton Casino in Tunica County, Mississippi, is owned and operated by Sheraton Tunica Corporation ("STC"), which is a wholly owned subsidiary of SDI.

     Caesars' casino gaming operations in Las Vegas, Nevada and Stateline, Nevada are conducted by Desert Palace, Inc. ("DPI"), which is a wholly owned subsidiary of Caesars Palace Corporation ("CPC"), which is a wholly owned subsidiary of Caesars (Caesars, CPC and DPI are hereinafter collectively referred to as the "Caesars Nevada Companies"). Caesars is a wholly owned subsidiary of Sheraton. Caesars' casino gaming operations in Atlantic City are conducted by Boardwalk Regency Corporation ("BRC"), which is a wholly owned subsidiary of Caesars New Jersey, Inc. ("CNJ"), which is a wholly owned subsidiary of Caesars (as required by the context, Caesars, CNJ and BRC are collectively referred to as the "Caesars New Jersey Companies"). In addition, DPI owns all of the issued and outstanding capital stock of Tele/Info, Inc. ("Tele/Info"), which is a Nevada licensed disseminator of horse race simulcasts for the purpose of receiving and disseminating live telecasts of horse racing information.

     The ownership and/or operation of casino gaming facilities in the United States are subject to extensive Federal, state and local regulations. Under Federal Law, Starwood Hotels' casino gaming operations are specifically subject to the compliance with the Gambling Devices Act of 1962, as amended, and the Bank Secrecy Act, as amended. These statutes govern the ownership, possession, manufacture, distribution and transportation in interstate commerce of gaming devices, and the recording and reporting of currency transactions, respectively. Starwood Hotels' Nevada casino gaming operations are subject to the Nevada Gaming Control Act and the regulations promulgated thereunder (the "Nevada Act"), and the licensing and regulatory control of the Nevada Gaming Commission (the "Nevada Commission") and the Nevada State Gaming Control Board (the "Nevada Board"), as well as, certain county government agencies (collectively referred to as the "Nevada Gaming Authorities"). Due to the development of a riverboat gaming facility located on the Ohio River in Harrison County, Indiana, Starwood Hotels' casino gaming operations in Indiana are subject to the Indiana Gaming Control Act (the "Indiana Act"), and the licensing and regulatory control of the Indiana Gaming Commission, as well as various local, county and state regulatory agencies. Starwood Hotels' New Jersey casino gaming operations are subject to the New Jersey Casino Control Act (the "New Jersey Act"), and the licensing and regulatory control of the New Jersey Casino Control Commission (the "New Jersey Commission"), and the New Jersey Department of Law & Public Safety, Divisions of Gaming Enforcement (the "New Jersey DGE"), as well as various local, county and state regulatory agencies (collectively referred to as the "New Jersey Gaming Authorities"). Starwood Hotels' Mississippi casino gaming operations are subject to the Mississippi Gaming Control Act (the "Mississippi Act"), and the licensing and regulatory control of the Mississippi Gaming Commission (the "Mississippi Commission"), as well as various local, county and state regulatory agencies (collectively referred to as the "Mississippi Gaming Authorities"). Starwood Hotels' Ontario casino gaming operations are subject to the Ontario Gaming Control Act (the "Ontario Act"), and the licensing and regulatory control of the Ontario Gaming Control Commission (the "Ontario Commission"), as well as various local, provincial and federal regulatory agencies (collectively referred to as the "Ontario Gaming Authorities"). Starwood Hotels' Nova Scotia casino gaming operations are subject to the Nova Scotia Gaming Control Act (the "Nova Scotia Act"), and the licensing and regulatory control of the Nova Scotia Gaming Control Commission (the "Nova Scotia Commission"), as well as various local, provincial and federal regulatory agencies (collectively referred to as the "Nova Scotia Gaming Authorities").

     The casino gaming laws, regulations and supervisory procedures of Nevada, New Jersey, Indiana, Mississippi, Ontario and Nova Scotia are extensive and reflect certain public policy considerations as to (i) the integrity of casino gaming operations and their participants; (ii) the need for strict governmental and regulatory control of casino gaming operations; (iii) the creation of economic development, taxes and employment; and, (iv) the maintenance and development of public confidence and trust in casino gaming regulation and control. Changes to these laws, regulations and supervisory procedures could have an adverse effect on Starwood Hotels' casino gaming operations.

     Nevada Gaming Regulation. The gaming laws, regulations and supervisory procedures of Nevada seek to (i) prevent unsavory or unsuitable persons from having any direct or indirect involvement with gaming at any time or in any capacity; (ii) establish and maintain responsible accounting practices and procedures; (iii) maintain effective control over the financial practices of licensees, including establishing minimum procedures for internal fiscal affairs and the safeguarding of assets and revenues, providing reliable record-keeping, and making periodic reports to the applicable casino gaming authority; (iv) prevent cheating and fraudulent practices; and, (v) provide a source of state and local revenues through taxation and licensing fees.

     Starwood Hotels, ITT and Caesars are registered with the Nevada Commission as publicly traded corporations and Starwood Hotels has been found suitable by the Nevada Gaming Authorities to own all of the outstanding capital stock of ITT and HICN. The Nevada Gaming Authorities have found suitable ITT as the sole shareholder of Sheraton. Sheraton is registered with the Nevada Commission as an intermediary company and been found suitable by the Nevada Gaming Authorities to own all the outstanding capital stock of Caesars and SGC. Similarly, SGC is registered with the Nevada Commission as an intermediary company and been found suitable by the Nevada Gaming Authorities to own all the outstanding capital stock of SDI.

     SDI operates the Desert Inn, DPI operates both Caesars Palace and Caesars Tahoe, and HICN operates the King 8 pursuant to licenses granted by the Nevada Gaming Authorities. These casino gaming licenses are not transferrable and must be renewed periodically by the payment of various gaming license fees and taxes. No person may become a stockholder of, or receive any percentage of profits from SDI, DPI or HICN without first obtaining certain required licenses and approvals from the Nevada Gaming Authorities.

     The Nevada Gaming Authorities may investigate any individual who has a material relationship to, or material involvement with, a corporation which is involved in gaming activities. Officers, directors and key employees of each of SDI, DPI and HICN must be individually licensed by, and changes in corporate positions must be reported to the Nevada Gaming Authorities, which changes may be disapproved by the Nevada Gaming Authorities. Certain of Starwood Hotels' officers, directors and key employees and those of Starwood Hotels' subsidiaries who are actively and directly involved in Starwood Hotels' gaming activities have been, and others may be, required to be licensed or found suitable by the Nevada Gaming Authorities. The Nevada Gaming Authorities may deny an application for licensing for any cause which they deem reasonable. A finding of suitability is comparable to licensing, and both require submission of detailed personal and financial information followed by a thorough investigation.

     If the Nevada Gaming Authorities find an officer, director or key employee unsuitable for licensing or unsuitable to continue having a relationship with Starwood Hotels, ITT, the Sheraton Desert Inn Companies, the Caesars Nevada Companies or HICN, the companies involved would be required to sever all relationships with such person. In addition, the Nevada Gaming Authorities may require a registered company or licensee to terminate the employment of any person who refuses to file appropriate applications or disclosures.

     Starwood Hotels, ITT, the Sheraton Desert Inn Companies, the Caesars Nevada Companies and HICN are required to submit detailed financial and operating reports to the Nevada Commission. Substantially all loans, leases, sales of securities and similar financing transactions by either SDI, DPI or HICN must be reported to or approved by the Nevada Commission. Nevada law prohibits a corporation registered by the Nevada Commission from making a public offering of its securities without the prior approval of the Nevada Commission if any part of the proceeds of the offering of the securities is, or the securities themselves are, to be used either to (i) finance the construction, acquisition or operation of gaming facilities in Nevada; or (ii) retire or extend obligations incurred for one or more such purposes.

     If it were determined that the Nevada Act was violated by SDI, DPI or HICN, the gaming license each holds could be limited, conditioned, suspended or revoked. In addition, at the discretion of the Nevada Commission, Starwood Hotels, ITT, the Sheraton Desert Inn Companies and the persons involved could be subject to substantial fines for each separate violation of the Nevada Act by the Desert Inn. Similarly, and also at the discretion of the Nevada Commission, Starwood Hotels, ITT, the Caesars Nevada Companies and the persons involved could be subject to substantial fines for each separate violation of the Nevada Act by either Caesars Palace or Caesars Tahoe. Likewise, the Nevada Commission may exercise its discretion to impose substantial fines on Starwood Hotels, HICN and the persons involved for each separate violation of the Nevada Act by the King 8. Furthermore, a supervisor could be appointed by the Nevada Commission to operate the gaming property of SDI, DPI or HICN and, under certain circumstances, earnings generated during the supervisor's appointment (except for the reasonable rental value of the affected gaming property) could be forfeited to the State of Nevada. Any suspension or revocation of the licenses or approvals, or the appointment of a supervisor, would have a material adverse effect on SDI, DPI or HICN, as the case may be.

     The Nevada Gaming Authorities may investigate and require a finding of suitability of any holder of any class of Starwood Hotels' voting securities at any time. Nevada law requires any person who acquires more than 5% of any class of Starwood Hotels' voting securities to report the acquisition to the Nevada Commission and such person may be investigated and found suitable or not suitable. Any person who becomes a beneficial owner of more than 10% of any class of Starwood Hotels' voting securities must apply for a finding of suitability by the Nevada Commission within 30 days after the Nevada Board Chairman mails a written notice requiring such filing, and must pay the costs and fees incurred by the Nevada Board in connection with the investigation. Under certain circumstances, an "institutional investor," as defined by the Nevada Act, that acquires more than 10% but not more than 15% of Starwood Hotels' voting securities may apply to the Nevada Commission for a waiver of such finding of suitability requirements if such institutional investor holds the voting securities for investment purposes only. An institutional investor will not be deemed to hold voting securities for investment purposes unless the voting securities were acquired and are held in the ordinary course of business as an institutional investor and not for the purpose of causing, directly or indirectly, the election of a majority of the members of either the Board of Directors or the Board of Trustees, any change in Starwood Hotels' corporate charter, bylaws, management, policies or operations or any of Starwood Hotels' casino gaming operations, or any other action which the Nevada Commission finds to be inconsistent with holding Starwood Hotels' voting securities for investment purposes only. Activities which are not deemed to be inconsistent with holding voting securities for investment purposes only include (i) voting on all matters voted on by stockholders; (ii) making financial and other inquiries of management of the type normally made by securities analysts for informational purposes and not to cause a change in its management, policies or operations; and, (iii) such other activities as the Nevada Commission may determine to be consistent with such investment intent. If the stockholder who must be found suitable is a corporation, partnership or trust, it must submit detailed business and financial information, including a list of beneficial holders of its ownership interests.

     Any person who fails or refuses to apply for a finding of suitability or a license within 30 days after being ordered to do so by the Nevada Commission or by the Chairman of the Nevada Board may be found unsuitable. Any person found unsuitable who holds, directly or indirectly, any beneficial ownership of Starwood Hotels' debt or equity voting securities beyond such period or periods of time as may be prescribed by the Nevada Commission may be guilty of a gross misdemeanor. Starwood Hotels, ITT, the Desert Inn Companies or the Caesars Nevada Companies could be subject to disciplinary action if, without the prior approval of the Nevada Commission and after receipt of notice that a person is unsuitable to be an equity or debt security holder or to have any other relationship with Starwood Hotels, ITT, the Sheraton Desert Inn Companies or the Caesars Nevada Companies, any of such entities either (i) pays to the unsuitable person any dividend, interest or any distribution whatsoever; (ii) recognizes any voting right by such unsuitable person in connection with such securities;
(iii) pays the unsuitable person remuneration in any form; (iv) makes any payment to the unsuitable person by way of principal, redemption, conversion, exchange, liquidation or similar transaction; or, (v) fails to pursue all lawful efforts to require such unsuitable person to relinquish his securities including, if necessary, the immediate purchase of such securities for cash at fair market value.

     Regulations of the Nevada Commission provide that control of a registered publicly traded corporation cannot be changed through merger, consolidation, acquisition of assets, management or consulting agreements, or any form of takeover without the prior approval of the Nevada Commission. Persons seeking approval to control a registered publicly traded corporation must satisfy the Nevada Commission as to a variety of stringent standards prior to assuming control of such corporation. The failure of a person to obtain such approval prior to assuming control over the registered publicly traded corporation may constitute grounds for finding such person unsuitable.

     Regulations of the Nevada Commission also prohibit certain repurchases of securities by registered publicly traded corporations without the prior approval of the Nevada Commission. Transactions covered by these regulations are generally aimed at discouraging repurchases of securities at a premium over market price from certain holders of more that 3% of the outstanding securities of the registered publicly traded corporation. The regulations of the Nevada Commission also require prior approval for a "plan of recapitalization." Generally, a plan of recapitalization is a plan proposed by the management of a registered publicly traded corporation that contains recommended action in response to a proposed corporate acquisition opposed by management of the corporation if such acquisition would require the prior approval of the Nevada Commission.

     Any person who is licensed, required to be licensed, registered, required to be registered, or is under common control with such persons (collectively "Licensees"), and who proposes to become involved in a gaming operation outside the State of Nevada is required to deposit with the Nevada Control Board, and thereafter maintain, a revolving fund in the amount of $10,000 to pay the expenses of investigation by the Nevada Board of the Licensees' participation in such foreign gaming; the revolving fund is subject to increase or decrease in the discretion of the Nevada Commission. Once such revolving fund is established, the Licensees may engage in gaming activities outside the State of Nevada without seeking the approval of the Nevada Commission provided (i) such activities are lawful in the jurisdiction where they are to be conducted; and,
(ii) the Licensees comply with certain reporting requirements imposed by the Nevada Act. Licensees are subject to disciplinary action by the Nevada Commission if they (i) knowingly violate any laws of the foreign jurisdiction pertaining to the foreign gaming operation; (ii) fail to conduct the foreign gaming operation in accordance with the standards of honesty and integrity required of Nevada gaming operations; (iii) engage in activities that are harmful to the State of Nevada or its ability to collect gaming taxes and fees; or, (iv) employ a person in the foreign operation who has been denied a license or finding of suitability in Nevada on the ground of personal unsuitability.

     New Jersey Gaming Regulation. The New Jersey gaming laws and regulations primarily concern (a) the financial stability and character of casino operators, their employees, their security holders and others financially interested in casino operations; and, (b) the operating methods and the financial and accounting procedures used in connection with casino operations. The New Jersey gaming laws and regulations include, among other requirements, detailed provisions concerning (i) the type, manner and number of applications and licenses required to conduct casino gaming and ancillary activities; (ii) the licensing, regulation and curricula of gaming schools; (iii) the establishment of minimum standards of accounting and internal control, including the issuance and enforceability of casino credit; (iv) the manufacture, sale, distribution and possession of gaming equipment; (v) the rules of the games; (vi) the exclusion of undesirable persons; (vii) the use, regulation and reporting of junket activities; (viii) the possession, sale and distribution of alcoholic beverages; (ix) the regulation and licensing of suppliers to licensed casino operators; (x) the conduct of entertainment within licensed casino facilities;
(xi) equal employment opportunity for employees of licensed casino operators, contractors for casino facilities and other entities; (xii) the payment of gross revenue taxes and similar fees and expenses; (xiii) the conduct of casino simulcasting; and, (xiv) the imposition and discharge of casino reinvestment development obligations. A number of these regulations require practices which are different from those in many casinos elsewhere and some of them result in casino operating costs greater than those in comparable facilities elsewhere. As a prerequisite to being licensed, a New Jersey hotel/ casino facility must meet certain facilities requirements concerning, among other things, the size and number of guest rooms.

     BRC is licensed to operate Caesars Atlantic City by the New Jersey Commission, which has broad discretion with regard to the issuance, renewal, revocation or suspension of licenses. A New Jersey casino license is not transferable and must be renewed at designated periods of up to four years. Renewal is not automatic and involves an extensive review by the New Jersey DGE, a report by the New Jersey DGE to the New Jersey Commission, an independent review by the New Jersey Commission, and the affirmative vote of at least four of the five sitting Commissioners of the New Jersey Commission. The casino license to operate Caesars Atlantic City was renewed on November 30, 1996, and expires on November 30, 2000. As a prerequisite to BRC holding a license, ITT, Caesars and CNJ have been and are approved by the New Jersey Commission due to their corporate relationship to BRC. Starwood Hotels also is required to be approved by the New Jersey Commission, and has received interim casino authorization.

     Except for certain banking and lending institutions exempted under the New Jersey Act, all financial backers, investors, mortgagees, debt holders, landlords under leases relating to Starwood Hotels' New Jersey hotel/casino facilities, all lenders to BRC, all officers and directors of BRC and all employees who work at Caesars Atlantic City have to be qualified, licensed, approved or registered by or with the New Jersey Commission. In addition, all contracts and leases entered into by BRC are subject to approval by the New Jersey Commission.

     Any holder of the debt or equity securities of Starwood Hotels, Caesars or CNJ must be found qualified; the qualification requirement may be waived based on an express finding by the New Jersey Commission, with the consent of the Director of the New Jersey DGE, that the security holder either (a)(i) is not significantly involved in the activities of BRC; (ii) does not have the ability to control Starwood Hotels, ITT, Caesars, CNJ or BRC; and (iii) does not have the ability to elect one or more members of the Board of Directors, the Board of Trustees, or the respective boards of directors of ITT, Caesars, CNJ or BRC; or
(b) is an "institutional investor." The New Jersey Act presumes that any security holder that is not an "institutional investor" who owns or beneficially holds 5% or more of Starwood Hotels' equity securities has the ability to control Starwood Hotels, ITT, Caesars, CNJ or BRC, unless such presumption is rebutted by clear and convincing evidence.

     The New Jersey Act and regulations define an "institutional investor" as
(i) any retirement fund administered by a public agency for the exclusive benefit of Federal, state or local public employees; (ii) an investment company registered under the Investment Company Act of 1940; (iii) a collective investment trust organized by banks under Part Nine of the Rules of the Comptroller of the Currency; (iv) a closed end investment trust; (v) a chartered or licensed life insurance company or property and casualty insurance company;
(vi) banking or other licensed or chartered lending institutions; (vii) an investment advisor registered under the Investment Advisors Act of 1940; or,
(viii) such other persons as the New Jersey Commission may determine for reasons consistent with the policies of the New Jersey Act. In the absence of a prima facie showing by the Director of the DGE that there is any cause to believe that such institutional investor may be found unqualified, upon application and for good cause shown, an institutional investor holding either (a) less than 10% of Starwood Hotels' equity securities; or, (b) debt securities constituting less than 20% of Starwood Hotels' outstanding debt and less than 50% of the issue involved may be granted a waiver of qualification as to such holdings if (i) such securities are those of a publicly traded corporation; (ii) the institutional investor's holdings of such securities were purchased for investment purposes only; and, (iii) upon request by the New Jersey Commission, the institutional investor files with the New Jersey Commission a certified statement to the effect that the institutional investor has no intention of influencing or affecting the affairs of Starwood Hotels, ITT, Caesars, CNJ or BRC; notwithstanding the foregoing, the institutional investor is permitted to vote on matters put to the vote of the outstanding security holders of Starwood Hotels.

     If an institutional investor who has been granted a waiver subsequently determines to influence or affect Starwood Hotels' affairs, the institutional investor must provide to the New Jersey Commission not less than 30 days' prior notice of such intent and the institutional investor must file with the New Jersey Commission an application for qualification before taking any action that may influence or affect Starwood Hotels' affairs; notwithstanding the foregoing, the institutional investor is permitted to vote on matters put to the vote of Starwood Hotels' outstanding security holders. If an institutional investor changes its investment intent, or if the New Jersey Commission finds reasonable cause to believe that the institutional investor may be found unqualified, no action other than divestiture shall be taken by that institutional investor until there has been compliance with the interim casino authorization provisions of the New Jersey Act, including the execution of a trust agreement. Starwood Hotels, ITT, Caesars, CNJ and BRC are required to immediately notify the New Jersey Commission and the New Jersey DGE of any information about, or action of an institutional investor holding Starwood Hotels' equity or debt securities where such information or action may impact on the eligibility of such institutional investor for a waiver. If the New Jersey Commission finds an institutional investor unqualified or if the New Jersey Commission finds that, by reason of the extent or nature of its holdings, an institutional investor is in the position to exercise a substantial impact on the controlling interests of BRC so that qualification of the institutional investor is necessary to protect the public interest, the New Jersey Act vests in the New Jersey Commission the power to take all necessary action to protect the public interest, including the power to require that the institutional investor submit to qualification and become qualified under the New Jersey Act.

     Any holder of Starwood Hotels' debt or equity securities, including an institutional investor, who is required to be found qualified by the New Jersey Commission must submit an application for qualification within 30 days after being ordered to do so or divest all security holdings within 120 days after the New Jersey Commission determines such qualification is required. The application for qualification must include a trust agreement by which the security holder places its interest in Starwood Hotels' securities in trust with a trustee qualified by the New Jersey Commission. If the security holder is ultimately found qualified, the trust agreement is terminated. In connection with the ITT Merger, Starwood Hotels petitioned for and, on January 28, 1998 received, interim casino authorization under the provisions of the New Jersey Act, including the execution of a trust agreement. Starwood Hotels has filed an application for plenary qualification, which, pursuant to the New Jersey Act, the New Jersey Commission will act upon within nine months from the date interim casino authorization was granted.

     If the security holder is not found qualified or withdraws its application for qualification, the trustee will be empowered with all rights of ownership pertaining to such security holder's securities, including all voting rights and the power to sell the securities; in any event, the unqualified security holder will not be entitled to receive in exchange for its securities an amount in excess of the lower of (i) the actual cost the security holder incurred in acquiring the securities; or, (ii) the value of such securities, calculated as if the investment had been made on the date the trust became operative. If the security holder is not found qualified, it is unlawful for the security holder to (i) receive any dividends or interest on such securities; (ii) exercise, directly or through any trustee or nominee, any right conferred by such securities; or, (iii) receive any remuneration in any form from Starwood Hotels, ITT, Caesars, CNJ or BRC for services rendered or otherwise.

     Each officer, director, lender and certain other persons of Starwood Hotels, ITT, Caesars and CNJ must be found qualified unless the New Jersey Commission, with the consent of the Director of the New Jersey Commission, with the consent of the Director of the New Jersey DGE, finds that such officer, director, lender or other person is not significantly involved in the affairs of BRC and is thus waived from qualification. New Jersey law requires that an officer or director of Starwood Hotels, ITT, Caesars or CNJ must apply for temporary qualification at least 30 days before assuming any duties.

     The New Jersey Act requires that each of Starwood Hotels, ITT, Caesars, CNJ and BRC maintain financial stability and capability. For purposes of these requirements, the New Jersey Commission has adopted regulations defining "financial stability" and has set forth certain standards for determining compliance with the financial stability regulations. Under the regulations of the New Jersey Commission, "financial stability" has been defined as (i) the ability to assure the financial integrity of casino operations by the maintenance of a casino bankroll or equivalent provisions adequate to pay winning wagers to casino patrons when due; (ii) the ability to meet ongoing operating expenses which are essential to the maintenance of continuous and stable casino operations; (iii) the ability to pay, as and when due, all local, state and Federal taxes and any and all fees imposed by the New Jersey Act; (iv) the ability to make necessary capital and maintenance expenditures in a timely manner which are adequate to insure maintenance of a superior first class facility of exceptional quality as required by the New Jersey Act; and, (v) the ability to pay, exchange, refinance or extend debts, including long-term and short-term principal and interest and capital lease obligations, which will mature or otherwise come due and payable during either the license term or within 12 months after the end of the license term or to otherwise manage such debts and any default with respect to the debts. The New Jersey Commission regulations provide that the financial stability standards concerning casino bankroll, operating expenses and capital and maintenance expenditures are met if the following is shown by clear and convincing evidence: (i) casino bankroll -- the maintenance, on a daily basis, of a casino bankroll at least equal to the average daily casino bankroll, calculated on a monthly basis, for the corresponding month in the previous year; (ii) operating expenses -- the demonstration of the ability to achieve positive gross operating profit measured on an annual basis; and, (iii) capital and maintenance expenditures -- the demonstration that its capital and maintenance expenditures over the five-year period, which includes the previous 36 calendar months and the upcoming license period, average at least 5% of net revenue per annum. Starwood Hotels believes that, at current operating levels, BRC will have no difficulty in complying with these requirements. The New Jersey Commission has the authority to restrict or prohibit the transfer of cash or the assumption of liabilities by BRC if such action will adversely impact the financial stability of BRC and the prior approval of the New Jersey Commission is required to incur indebtedness and guarantees of affiliated indebtedness by BRC involving amounts greater than $25 million.

     If it were determined that New Jersey gaming laws were violated by BRC, BRC could be subject to fines or its casino license could be limited, conditioned, suspended or revoked. In addition, if a security holder of Starwood Hotels, ITT, Caesars, CNJ or BRC is found disqualified but does not dispose of the securities, the New Jersey Commission is authorized to take any necessary action to protect the public interest, including the suspension or revocation of the casino license. The New Jersey Commission, however, will not take any action against Starwood Hotels, ITT, Caesars, CNJ or BRC in connection with a disqualified holder if the New Jersey Commission finds that (i) Starwood Hotels has provided in its corporate and trust charters that Starwood Hotels' securities are held subject to the condition that, if a holder is found to be disqualified by the New Jersey Commission pursuant to the provisions of the New Jersey Act, such holder shall dispose of its interest in Starwood Hotels; (ii) Starwood Hotels has made a good faith effort, including the prosecution of all legal remedies, to comply with any order of the New Jersey Commission requiring the divestiture of the interest held by the disqualified holder; and, (iii) such disqualified holder does not have the ability to control Starwood Hotels, ITT, Caesars, CNJ or BRC or to elect one or more members of the Board of Directors, the Board of Trustees or the respective boards of directors of ITT, Caesars, CNJ or BRC. If BRC's license is revoked, not renewed or suspended for a period in excess of 120 days, the New Jersey Commission is empowered to appoint a conservator to operate, and to dispose of, BRC's casino/hotel facilities. If a conservator operates the casino/hotel facilities, payments to shareholders would be limited to a "fair return" on their investment, with any excess going to the State of New Jersey. If a conservator is appointed, the conservator's charges and expenses become a lien against the property which has priority over all prior and subsequent liens. Any suspension or revocation of the licenses or approvals, or the appointment of a conservator would have a material adverse effect on BRC.

     Mississippi Gaming Regulation. Gaming in Mississippi can be legally conducted only on vessels of a certain minimum size either in navigable waters of counties bordering the Mississippi River or in the waters of the State of Mississippi which lie adjacent to the coastline of the three counties bordering the Gulf of Mexico. STC possesses a license for the ownership and operation of The Sheraton Casino & Hotel in Robinsonville, Tunica County, Mississippi issued by the Mississippi Commission pursuant to the Mississippi Act. The Mississippi Act does not restrict the amount or percentage of space on a vessel that may be utilized for casino gaming; the Mississippi Act also does not limit the number of licenses that the Mississippi Commission can grant for a particular area.

     Starwood Hotels, ITT and STC are required to submit detailed financial, operating and other reports to the Mississippi Commission. Substantially all loans, leases, sales of securities and similar financing transactions entered into by Starwood Hotels, ITT or by STC must be reported to or approved by the Mississippi Commission. Starwood Hotels, ITT and STC are also required periodically to submit detailed financial and operating reports to the Mississippi Commission and to furnish any other information which the Mississippi Commission may require.

     Each of the directors, officers and certain key employees of Starwood Hotels, ITT and STC who are actively and directly engaged in the administration or supervision of casino gaming in Mississippi, or who have any other significant involvement with the activities of STC, must be found suitable therefor and may be required to be licensed by the Mississippi Commission. A finding of suitability is comparable to licensing, and both require the submission of detailed personal and financial information followed by a thorough investigation. An application for licensing may be denied for any cause deemed reasonable by the Mississippi Commission. Changes in licensed positions must be reported to the Mississippi Commission. In addition to its authority to deny an application for a license, the Mississippi Commission has the authority to disapprove a change in corporate position. If the Mississippi Commission finds a director, officer or key employee of Starwood Hotels, ITT or STC unsuitable for licensing or unsuitable to continue having a relationship with Starwood Hotels, ITT or STC, such entity is required to suspend, dismiss and sever all relationships with such person. Starwood Hotels, ITT and STC have similar obligations with regard to any person who fails or refuses to file appropriate applications. Each gaming employee must obtain a work permit; the Mississippi Commission may refuse to issue a work permit to a gaming employee (i) if the employee has committed larceny, embezzlement or any other crime of moral turpitude or knowingly violated the Mississippi Act or the regulations of the Mississippi Commission; or (ii) for any other reasonable cause.

     Mississippi gaming licenses are not transferable and must be renewed periodically. The Mississippi Commission is empowered to deny, limit, condition, revoke and/or suspend any license, finding of suitability or registration, and to fine any person as it deems reasonable and in the public interest, subject to the due process considerations of notice and an opportunity for a hearing. The Mississippi Commission may fine any licensee or other person that is subject to the Mississippi Act up to $100,000 for each violation of the Mississippi Act that is the subject of an initial complaint and up to $250,000 for each violation of the Mississippi Act that is the subject of any subsequent complaint.

     License fees and taxes, computed in various ways depending on the type of casino gaming involved, are payable to the State of Mississippi and to the counties and cities in which gaming operations are located. Generally, these fees and taxes are based on a percentage of the gross gaming revenues received by the casino operation, the number of slot machines operated by such casino, or the number of table games operated by such casino. Moreover, several local governments have been authorized to impose either additional gross fees on adjusted gross gaming revenues or, alternatively, per person boarding fees and annual license fees based on the number of gaming devices aboard the vessel. License fees paid to the State of Mississippi are allowed as a credit against Mississippi state income taxes.

     In all other material respects, casino gaming regulation in Mississippi is similar to the regulation of casino gaming in Nevada and New Jersey.

     Ontario Gaming Regulation. Windsor Casino Limited ("WCL"), which is half-owned by Caesars and which operates the casino in Windsor, Ontario, Canada, is required to comply with licensing requirements similar to Nevada and New Jersey and is also subject to operational regulation by the Province of Ontario.

     Pursuant to the Ontario Act, the Registrar of the Ontario Commission must approve any change in the directors or officers of WCL. The Ontario Act also provides that the Ontario Commission may require the submission of certain disclosures and informational material from any person who has an interest in WCL. Starwood Hotels will submit in a timely manner to the Registrar the required disclosures and informational material.

     Under the Ontario Act, no person may provide goods or services for a casino or other business operated by, on behalf of or under contract with the Ontario Casino Corporation unless, among other things, that person is registered as a supplier under the Ontario Act. The Registrar has the power, subject to the Ontario Act, to grant, renew, suspend or revoke registrations. The Registrar is entitled to make such inquiries and conduct such investigations as are necessary to determine that applicants for registration meet the requirements of the Ontario Act and to require information or material from any person who has an interest in an applicant for registration as a registrant. The criteria to be considered in connection with registration under the Ontario Act include financial responsibility, integrity, honesty and the public interest. The Registrar may, at any time, subject to the provisions of the Ontario Act, revoke, suspend or refuse to renew WCL's registration under the Ontario Act.

     Nova Scotia Gaming Regulation. Sheraton Casino Nova Scotia ("SCNS"), the subsidiary of ITT that owns and operates the casino in the City of Halifax, Nova Scotia, and operates the casino in the City of Sydney, Nova Scotia, is required to comply with licensing requirements similar to the Province of Ontario and is also subject to operational regulation by the Province of Nova Scotia.

     Under the Nova Scotia Act, the Director of Registration of the Nova Scotia Commission must be notified, within 15 days, of any change in the officers or directors of SCNS. SCNS is also required to file a disclosure form with the Director of Registration within 15 days of (i) a person acquiring a beneficial interest in the business of SCNS; (ii) a person exercising control, either directly or indirectly, over the business of SCNS; or (iii) a person providing financing, either directly or indirectly, to the business of SCNS. The Nova Scotia Act also provides that the Director of Registration may require information or material from SCNS or any person who has an interest in SCNS. Starwood Hotels has or will submit on a timely basis all required disclosure forms and informational materials as applicable.

     Indiana Gaming Regulation. As a result of Caesars' planned riverboat casino development in Harrison County, Indiana, Starwood Hotels and ITT are subject to the gaming regulations in force in that state. Indiana currently imposes regulations on gaming companies similar to, and in Starwood Hotels' opinion, no more restrictive than, the gaming regulations in force in Nevada and New Jersey.

     The riverboat also must comply with U.S. Coast Guard requirements as to boat design, on-board facilities, equipment, personnel and safety and must hold a Certificate of Seaworthiness or must be approved by the American Bureau of Shipping for stabilization and flotation. The U.S. Coast Guard requirements establish design standards, set limits on the operation of the vessel and require individual licensing of all personnel involved with the operation of the vessel. Loss of the vessel's Certificate of Seaworthiness or the American Bureau of Shipping approval would preclude its use as a floating casino. The land-based facilities developed and used in connection with the riverboat are subject to local zoning and building codes.

     Under the Indiana Act and regulations prior approval of the ITT Merger was not required and Starwood Hotels must file for approval of the ITT Merger within 45 days of the closing of the ITT Merger. Starwood Hotels will file all required applications in a timely manner.

     Provisions of the Corporation's Articles of Incorporation Related to Casino Gaming. The Articles of Incorporation provide that (i) all Starwood Hotels' securities are subject to redemption to the extent necessary to prevent the loss, or to secure the reinstatement, of any casino gaming license held by any of Starwood Hotels' subsidiaries in any jurisdiction within or without the United States; (ii) all Starwood Hotels' securities are held subject to the condition that if a holder is found by a gaming authority in any jurisdiction to be disqualified or unsuitable pursuant to any gaming law, such holder will be required to dispose of all such securities; failing such disposition, the Corporation may redeem the securities at the lesser of their market price or the disqualified holder's original purchase price; and (iii) it is unlawful for any such disqualified person to (a) receive payments of interest or dividends on any such securities; (b) exercise, directly or indirectly, any rights conferred by any such securities; or (c) receive any remuneration in any form, for services rendered or otherwise, from the subsidiary that holds the gaming license in the applicable jurisdiction.

ITEM 3.  LEGAL PROCEEDINGS.

     There are various legal actions pending against the Company, some of which involve claims for substantial amounts. Although there can be no assurance as to the ultimate outcome of any litigation involving the Company, managements of the Trust and the Corporation do not believe that any pending legal proceeding will have, after taking into account the Company's existing insurance coverage, indemnification rights and provisions for such liabilities, a material adverse effect on the consolidated financial condition of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

THE TRUST

     On December 12, 1997, the Trust held its 1997 annual meeting of shareholders (the "Trust Meeting"). At the Trust Meeting, the shareholders of the Trust (i) approved the Company's acquisition of Westin by the Company pursuant to the Westin Transaction Agreement; (ii) approved an amendment to the Declaration of Trust changing the name of the Trust and increasing the number of authorized shares of beneficial ownership of the Trust; (iii) elected to the Board of Trustees Jean-Marc Chapus, Bruce W. Duncan and Barry S. Sternlicht, each to serve for a three-year term; and (iv) approved the amendment and restatement of the Starwood Hotels & Resorts 1995 Long-Term Incentive Plan (the "Trust's LTIP"). Messrs. Stuart M. Rothenberg, Barry S. Sternlicht, Steven R. Goldman, Roger S. Pratt, Stephen R. Quazzo, Madison F. Grose, and George J. Mitchell continued to serve as Trustees following the Trust Meeting.

     The following table sets forth, with respect to each matter voted upon at the Trust Meeting, the number of votes cast for, the number of votes cast against, and the number of votes abstaining (or, with respect to the election of Trustees, the number of votes withheld) with respect to such matter:

                                                  VOTES         VOTES                      VOTES
                                                   FOR         AGAINST     ABSTENTIONS    WITHHELD
                                                ----------    ---------    -----------    --------
Acquisition of Westin.........................  40,620,168       31,988      42,251
Amendment of the Declaration of Trust.........  40,610,170       36,130      48,083
Election of Trustees:
  Jean-Marc Chapus............................  44,832,723                                 51,063
  Bruce W. Duncan.............................  44,840,223                                 43,563
  Barry S. Sternlicht.........................  44,830,743                                 53,043
Amendment and Restatement of the Starwood
  Hotels & Resorts 1995 Long-Term Incentive
  Plan........................................  36,442,273    4,171,142      80,991

THE CORPORATION

     On December 12, 1997, the Corporation held its 1997 annual meeting of stockholders (the "Corporation Meeting"). At the Corporation Meeting, the stockholders of the Corporation (i) approved the Company's acquisition of Westin pursuant to the Westin Transaction Agreement; (ii) approved an amendment to the Articles of Incorporation changing the name of the Corporation and increasing the number of authorized Corporation Shares; (iii) elected as Directors Jonathan
D. Eilian and Barry S. Sternlicht, each to serve for a three-year term; and (iv) approved the amendment and restatement of the Starwood Hotels & Resorts Worldwide, Inc. 1995 Long-Term Incentive Plan (the "Corporation's LTIP"). Messrs. Juergen Bartels, Barry S. Volpert, Michael A. Leven, Daniel H. Stern, Bruce M. Ford, Graeme W. Henderson, Earle F. Jones and Daniel W. Yih continued to serve as Directors following the Corporation Meeting.

     The following table sets forth, with respect to each matter voted upon at the Corporation Meeting, the number of votes cast for, the number of votes cast against, and the number of votes abstaining (or, with respect to the election of Directors, the number of votes withheld) with respect to such matter:

                                                  VOTES         VOTES                      VOTES
                                                   FOR         AGAINST     ABSTENTIONS    WITHHELD
                                                ----------    ---------    -----------    --------
Acquisition of Westin.........................  40,613,653       30,271      51,000
Amendment of the Articles of Incorporation....  40,600,579       37,075      57,269
Election of Directors:
  Jonathan D. Eilian..........................  44,839,367                                 44,419
  Barry S. Sternlicht.........................  44,827,160                                 56,626
Amendment and Restatement of the Starwood
  Hotels & Resorts Worldwide, Inc. 1995 Long-
  Term Incentive Plan.........................  35,110,792    5,487,347      83,478

                                    PART II

ITEM 5. MARKET FOR REGISTRANTS' COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

MARKET INFORMATION

     The Paired Shares are traded principally on the New York Stock Exchange (the "NYSE") under the symbol "HOT."

     The following table sets forth, for the fiscal periods indicated, the high and low sales prices per Paired Share on the NYSE Composite Tape.

                                                              HIGH      LOW
                                                             ------    ------
1997
Fourth quarter.............................................  $60.38    $52.13
Third quarter..............................................  $57.44    $41.56
Second quarter.............................................  $42.81    $34.25
First quarter..............................................  $45.88    $34.50

1996
Fourth quarter.............................................  $36.75    $27.42
Third quarter..............................................  $27.92    $22.08
Second quarter.............................................  $25.75    $21.17
First quarter..............................................  $23.25    $19.67

HOLDERS

     As of March 27, 1998, there were approximately 47,936 holders of record of Paired Shares, including approximately 25,883 holders of record of ITT Shares converted into Paired Shares in connection with the ITT Merger who have not yet surrendered their certificates.

DISTRIBUTIONS MADE/DECLARED

     The following table sets forth certain information with respect to distributions made by the Trust during the years ended December 31, 1997 and 1996:

                                                              DISTRIBUTIONS      RETURN OF CAPITAL
                                                                  MADE            GAAP Basis (a)
                                                              -------------      -----------------
1997
Fourth quarter..............................................      $0.48(b)             $0.23
Third quarter...............................................      $0.48                $0.48
Second quarter..............................................      $0.39                $0.01
First quarter...............................................      $0.39                $0.21
1996
Fourth quarter..............................................      $0.39(c)(d)          $0.22
Third quarter...............................................      $0.33                $0.14
Second quarter..............................................      $0.33                   --
First quarter...............................................      $0.31                $0.11

---------------
(a) Represents distributions per Paired Share in excess of net income per Paired Share on a generally accepted accounting principles ("GAAP") basis, and is not the same as return of capital on a tax basis.

(b) The Trust declared a distribution for the fourth quarter of 1997 to shareholders of record on December 31, 1997. The distribution was paid in January 1998.

(c) The Trust declared a distribution for the fourth quarter of 1996 to shareholders of record on December 30, 1996. The distribution was paid in January 1997.

(d) During the fourth quarter of 1996, the Trust and the Corporation each declared a three-for-two stock split in the form of a 50% stock dividend payable to shareholders of record on December 30, 1996. The stock dividend was paid in January 1997.

     The Corporation has not paid any cash dividends since its organization and does not anticipate that it will make any such distributions in the foreseeable future. Under the terms of the Company's current credit facilities, the Trust is generally permitted to distribute to its shareholders on an annual basis cash in an amount equal to the greater of (i) 55% of adjusted funds from operations (as defined) for any four consecutive calendar quarters and (ii) the minimum amount necessary to maintain the Trust's tax status as a REIT.

ITEM 6.  SELECTED FINANCIAL DATA.

     The following data sets forth certain financial information for each of the Trust and the Corporation, and the Trust and the Corporation on a combined basis. This information is based on and should be read in conjunction with the financial statements and the notes thereto appearing elsewhere in this Joint Annual Report.

                                               AS OF AND FOR THE YEAR ENDED DECEMBER 31,
                                          ----------------------------------------------------
                                            1997       1996       1995       1994       1993
                                          --------   --------   --------   --------   --------
                                                (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
OPERATING DATA
Revenue:
  Trust.................................  $270,768   $115,059   $ 44,023   $ 21,671   $ 20,342
  Corporation...........................   913,688    410,156    149,184    110,962    114,828
  Combined(1)...........................   933,583    428,538    161,716    113,997    117,155
Income (Loss) before Extraordinary
  Items:
  Trust(2)..............................  $ 50,747   $ 33,589   $ 12,864   $ (3,465)  $ (3,889)
  Corporation(2)........................    (9,223)    (7,715)    (1,739)    (1,198)    (3,143)
                                          --------   --------   --------   --------   --------
  Combined..............................  $ 41,524   $ 25,874   $ 11,125   $ (4,663)  $ (7,032)
Income (Loss) from Continuing
  Operations:
  Trust(2)..............................  $ 47,295   $ 33,589   $ 10,709   $ (3,465)  $ (3,889)
  Corporation(2)........................    (9,223)    (6,638)    (1,739)    (1,198)    (3,143)
                                          --------   --------   --------   --------   --------
  Combined..............................  $ 38,072   $ 26,951   $  8,970   $ (4,663)  $ (7,032)
Income (Loss) before Extraordinary Items
  Per Share/Paired Share(3):
  Trust.................................  $   1.10   $   1.15   $   1.10   $  (1.14)  $  (1.28)
  Corporation(4)........................     (0.20)     (0.26)     (0.15)     (0.39)     (1.04)
  Combined(4)...........................      0.90       0.88       0.95      (1.53)     (2.32)
Income (Loss) from Continuing Operations
  Per Share/Paired Share(3):
  Trust.................................  $   1.03   $   1.14   $   0.92   $  (1.14)  $  (1.28)
  Corporation(4)........................     (0.20)     (0.22)     (0.15)     (0.39)     (1.04)
  Combined(4)...........................      0.83       0.92       0.77      (1.53)     (2.32)
Income (Loss) from Continuing Operations
  Per Share/Paired Share Assuming
  Dilution(3):
  Trust.................................  $   0.97   $   1.12   $   0.92   $  (1.14)  $  (1.28)
  Corporation(4)........................     (0.20)     (0.22)     (0.15)     (0.39)     (1.04)
  Combined(4)...........................      0.78       0.90       0.77      (1.53)     (2.32)

                                                           AT DECEMBER 31,
                                       --------------------------------------------------------
                                          1997         1996        1995       1994       1993
                                       ----------   ----------   --------   --------   --------
                                                            (IN THOUSANDS)
BALANCE SHEET DATA
Total Assets:
  Trust..............................  $2,772,423   $1,233,366   $425,737   $162,245   $232,845
  Corporation........................     558,651      185,192    120,721     48,626     49,993
  Combined(1)........................   3,009,464    1,312,740    459,994    183,955    195,352
Total Debt:
  Trust..............................  $1,439,294   $  477,603   $119,200   $146,734   $156,526
  Corporation........................     448,330      107,781     90,749     40,664    101,846
  Combined(1)........................   1,566,014      479,566    123,485    160,482    170,886
Shareholders' Equity (Deficit):
  Trust..............................  $  982,626   $  569,300   $204,728   $ 10,450   $ 72,205
  Corporation........................      38,997       23,361     10,740     (1,742)   (58,879)
                                       ----------   ----------   --------   --------   --------
  Combined...........................   1,021,623      592,661    215,468      8,708     13,326
Paired Shares outstanding at end of
  period(3)..........................      51,346       40,078     20,697      3,033      3,033

                                              AS OF AND FOR THE YEAR ENDED DECEMBER 31,
                                       --------------------------------------------------------
                                          1997         1996        1995        1994      1993
                                       -----------   ---------   ---------   --------   -------
                                               (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
CASH FLOW AND DIVIDEND DATA
Net cash provided by (used in)
  operating activities:
  Trust..............................  $   176,671   $  61,589   $  11,267   $  4,455   $ 3,136
  Corporation........................      (19,738)     12,578       5,144      4,438     2,396
  Combined...........................      156,933      74,167      16,411      8,893     5,532
Net cash provided by (used in)
  investing activities:
  Trust..............................  $(1,217,133)  $(726,427)  $(175,506)  $  8,239   $ 2,474
  Corporation........................      (93,230)    (33,774)    (44,003)       215    (4,426)
  Combined(1)........................   (1,220,138)   (746,800)   (181,995)     4,489    (3,645)
Net cash provided by (used in)
  financing activities:
  Trust..............................  $ 1,046,470   $ 667,938   $ 164,694   $(13,357)  $(7,307)
  Corporation........................      104,996      34,190      42,671     (4,577)   (1,138)
  Combined(1)........................    1,061,241     688,727     169,851    (13,969)   (6,752)
Cash distributions to shareholders --
  Trust..............................  $    98,554   $  46,218   $   9,265         --        --
  Corporation........................        1,054          --          --         --        --
Cash distributions per share --
  Trust(3)...........................  $      1.74   $    1.36   $    0.62         --        --
  Corporation........................           --          --          --         --        --

---------------
(1) The individual amounts with respect to the Trust and Corporation do not add to Combined amounts due to accounting elimination entries.

(2) For the Trust, includes gains (losses) on sales in the amount of $3,171,000, $4,290,000, ($125,000), $432,000 and ($53,000) for the years ended December
    31, 1997, 1996, 1995, 1994 and 1993, respectively; a charge for the settlement of Treasury locks of $25,000,000 for the year ended December 31, 1997; and provisions for investment losses of $759,000 and $2,369,000 in the years ended December 31, 1994 and 1993, respectively. For the Corporation, includes gains on sales of $3,864,000, $24,000 and $74,000 for the years ended December 31, 1997, 1994 and 1993, respectively.

(3) As adjusted for a one-for-six reverse stock split in June 1995 and a three-for-two stock split in January 1997.

(4) Options to purchase approximately 2.3 million Paired Shares and 557,000 Paired Shares and restricted stock grants of approximately 329,000 Paired Shares and 85,000 Paired Shares were outstanding during 1997 and 1996, respectively,but were not included in the computation of earnings per share assuming dilution for the Corporation because the effect would have been antidilutive. Accordingly, the individual amounts with respect to the Trust and Corporation may not add to the Combined amounts for 1997 and 1996.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

                        HISTORICAL RESULTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996

THE TRUST

     Rents from the Corporation, which are based largely on hotel revenues, increased $146.9 million for the year ended December 31, 1997, as compared to the corresponding period of 1996. The increase was primarily the result of rents earned by the Trust on the 40 hotels acquired by the Trust during 1997. (See "Other Acquisitions -- 1997 Acquisitions" included in Item 1 of this Joint Annual Report.) The increase was also the result of earning a full year of rents by the Trust on hotels acquired by the Trust during 1996 (the "1996 Acquired Hotels"). The investment in the 1997 Acquired Hotels and the 1996 Acquired Hotels accounted for increased rents for the year ended December 31, 1997 of $87.4 million and $61.0 million, respectively, as compared to the corresponding period in 1996. In addition, rents earned by the Trust from continuously owned properties leased to the Corporation decreased by $1.5 million for the year ended December 31, 1997, as compared to the corresponding period in 1996, due to 1997 and 1996 sales of hotel assets.

     Interest from the Corporation increased by $7.3 million for the year ended December 31, 1997, as compared to the corresponding period of 1996. The increase in interest income was primarily a result of interest relating to first mortgages on the Westin Regina Portfolio, which was acquired by the Corporation in August 1997 and interest on the first mortgage on the Midland Hotel, which hotel was acquired by the Corporation in March 1996.

     Interest from mortgage and other notes amounted to $13.7 million for the year ended December 31, 1997, as compared to $11.3 million for the corresponding period in 1996. The increase resulted from the purchase during 1996 of debt, a portion of which was secured by the 305-room Holiday Inn in Milpitas, California and which was repaid in December 1997, and a first mortgage note secured by the King 8 which was received as partial consideration for the sale of the Trust's interest in the King 8 in the fourth quarter of 1996. The increase was offset in part by principal amortization.

     Other income for the year ended December 31, 1997 includes a $1.2 million gain (net of related expenses) realized in conjunction with the sale of securities.

     Interest expense increased by $41.8 million for the year ended December 31, 1997, as compared to the corresponding period of 1996. The increase was due to borrowings under the Doral Mortgage Note, the BPP Mortgage, the Tax Exempt Bonds, the Stamford Note, and the Crowne Plaza Note used to acquire the 1996 Acquired Hotels and the 1997 Acquired Hotels. The increase was offset by the net proceeds from the offerings of Paired Shares made in 1997 used to partially fund the acquisition of the above-mentioned properties.

     Depreciation and amortization expense increased by $57.6 million during the year ended December 31, 1997, as compared to the corresponding period of 1996, principally due to the acquisition of the 1997 Acquired Hotels and a full year of depreciation expense relating to the 1996 Acquired Hotels.

     Administrative and general expenses for the year ended December 31, 1997, increased by $8.1 million to $12.2 million, as compared to $4.1 million for the corresponding period of 1996. The increase resulted predominantly from expenses related to the Trust's LTIP and the increase in payroll costs commensurate with the Company's growth.

     Net income for the year ended December 31, 1997 includes a $25 million charge relating to an accrual for a settlement of three interest rate protection agreements which expired on January 30, 1998 and were settled in January 1998. The Company did not issue the debt anticipated by such agreements due to various factors including its financing of the ITT Merger. Net income also includes an extraordinary loss of $4.4 million before minority interest resulting from early extinguishment of debt. The extraordinary loss represents financing costs associated with the Company's existing indebtedness which was retired upon entering into the $1.2 Billion Facility (as defined below).

     Minority interest represents primarily the interest of the Starwood Partners and other limited partners in the Realty Partnership for the year ended December 31, 1997, $2.7 million relating to the 41.8% minority interest of a third party in the joint venture that owns the Boston Park Plaza hotel and $1.4 million relating to the minority interest of a third party in the joint venture that owns the Doral Court and Doral Tuscany hotels.

THE CORPORATION

     Hotel revenues increased by $503.8 million for the year ended December 31, 1997, as compared to the corresponding period of 1996. The assumption of management of the 1997 Acquired Hotels and the addition of the Westin Regina Portfolio and the Turnberry Hotel and Golf Resort resulted in an increase in hotel revenues of $270.3 million for the year ended December 31, 1997. The remaining increase of $233.5 million for the year ended December 31, 1997, is attributable to the full year impact of revenues from the 1996 Acquired Hotels and other continuously owned properties.

     Hotel gross margin for the year ended December 31, 1997, was $274.8 million, or 30.9% of hotel revenues, as compared to $110.1 million, or 28.6% of hotel revenues, for the same period of 1996.

     Gaming revenues for the year ended December 31, 1997 as compared to the corresponding period of 1996 decreased by $8.6 million to $15.0 million. Gaming gross margin for the year ended December 31, 1997 was a loss of $1.5 million, as compared to a profit of $1.8 million for the corresponding period in 1996. The decrease in gaming revenues and the decline in gaming gross margin predominately resulted from operations at Bourbon Street, which was sold on September 12, 1996. The real property of the King 8 was also sold in 1996 for approximately $18.8 million. The sale of the personal property of the King 8, for $3 million, is scheduled to close following the receipt by the purchaser or his designee of required gaming approval. HICN, a subsidiary of the Corporation, leases the real property from the purchaser and has agreed to continue to operate the hotel and casino while the purchaser obtains required gaming licenses and approvals.

     Management fees and other income for the year ended December 31, 1997, includes $1.1 million of management fee income from the joint venture that owns the Boston Park Plaza hotel and $2.5 million of management fee income from the HEI Managed Hotels.

     Administrative and general expenses for the year ended December 31, 1997, increased to $15.0 million or 1.6% of revenues as compared to $12.4 million or 3.0% of revenues for the corresponding period of 1996. The increase was primarily a result of increases in payroll costs commensurate with the Company's growth, the assumption of management of hotels and expenses incurred as a result of the Corporation's LTIP. Administrative and general expenses for the year ended December 31, 1996, included a $1.9 million charge for costs relating to the relocation of the corporate office from Los Angeles, California to Phoenix, Arizona.

     Depreciation and amortization expense increased by $12.1 million for the year ended December 31, 1997, as compared to the corresponding period of 1996. The increase was primarily a result of depreciation relating to hotels acquired by the Corporation.

     Minority interest represents primarily the interest of the Starwood Partners and other limited partners in the Operating Partnership and approximately $2.9 million related to the 41.8% minority interest of a third party in the joint venture that owns the Boston Park Plaza hotel.

     For more information with respect to rent and interest paid to the Trust during the years ended December 31, 1997 and 1996, see "The Trust" immediately above.

EXTERNAL GROWTH

     During the year ended December 31, 1997, the Company acquired equity interests in 44 hotels containing more than 12,800 rooms at a combined cost exceeding $1.4 billion. For a list of the hotels acquired during 1997, see "Other Acquisitions -- 1997 Acquisitions" included in Item 1 of this Joint Annual Report.

INTERNAL GROWTH

     On a same-store-sales basis, including the results of all hotels acquired prior to December 31, 1997 except the Doral Inn in New York City, New York, which underwent a substantial renovation during 1997, and three hotels held for sale (the Milwaukee Sheraton in Milwaukee, Wisconsin; the Bay Valley Hotel & Resort in Bay City, Michigan; and the Tyee Hotel in Olympia, Washington), for the period from their respective dates of acquisition (if acquired in 1997) as compared to the same period in 1996, REVPAR for the year ended December 31, 1997, increased 8.0% from $67.33 to $72.69 over the same period in 1996. The increase in REVPAR resulted from an increase in ADR of 8.6%, from $96.16 to $104.41, while the occupancy rate decreased slightly to 69.6% from 70.0%. Excluding the Doral Inn and the three hotels held for sale as well as six hotels in Atlanta, Georgia whose results are not comparable to 1996 due to the nonrecurrence of the Olympic games, REVPAR increased 9.4% to $73.31 from $67.00 in the corresponding period in 1996.

     The overall increase in REVPAR for the year ended December 31, 1997, was largely attributable to the strong increase in REVPAR at the Company's upscale hotels. These hotels experienced an increase in REVPAR of 8.5% for the year ended December 31, 1997, as compared to the corresponding period of 1996. ADR for the Company's upscale hotels increased 8.1% for the year ended December 31, 1997, as compared to the corresponding period in 1996.

     The following tables summarize average occupancy, ADR and REVPAR for the Company's 99 owned and operated (including owned but third-party managed hotels and including the Acquired Properties and properties acquired by the Corporation for the period beginning with their respective dates of acquisition and ending at the end of each period; and excluding the Doral Inn and the three hotels held for sale), non-gaming hotels for the years ended December 31, 1997 and 1996:

                                                                 YEAR ENDED
                                                                DECEMBER 31,
                                                              -----------------
                                                               1997       1996
                                                              -------    ------
95 NON-GAMING HOTELS:
Occupancy rate..............................................     69.6%     70.0%
ADR.........................................................  $104.41    $96.16
REVPAR......................................................  $ 72.69    $67.33
REVPAR % change.............................................      8.0%

                                                                 YEAR ENDED
                                                                DECEMBER 31,
                                                              -----------------
                                                               1997       1996
                                                              -------    ------
78 UPSCALE/LUXURY HOTELS:
Occupancy rate..............................................     69.5%     69.3%
ADR.........................................................  $108.07    $99.99
REVPAR......................................................  $ 75.14    $69.26
REVPAR % change.............................................      8.5%

                                                                 YEAR ENDED
                                                                DECEMBER 31,
                                                              ----------------
                                                               1997      1996
                                                              ------    ------
17 MIDSCALE/ECONOMY HOTELS:
Occupancy rate..............................................    70.1%     73.9%
ADR.........................................................  $85.62    $77.63
REVPAR......................................................  $60.03    $57.39
REVPAR % change.............................................     4.6%

     Management believes that increases in REVPAR resulted primarily from increases in demand due to continued favorable economic conditions which have resulted in increased business and leisure travel throughout the United States, while the supply of hotel rooms has not increased as rapidly, particularly in major urban locations. Revenue increases for the year were greatest at the recently renovated Radisson Park Central in Dallas, Texas; the recently acquired properties in the Southern California and New England regions; and the three resort properties in Mexico. REVPAR declined significantly at the Doral Inn in New York, New York, which was partially closed for renovation during the year.

     Management believes that there are several important factors that have contributed to the improved profitability of hotel properties, including increased ADR and effective cost management. Because a substantial portion of the hotels' operating costs and expenses are generally fixed, the Company derives substantial operating leverage from increases in revenue. However, the Company's continued investment in full-service properties has led to a larger component of food and beverage revenue when compared to the same period last year. Despite the larger food and beverage component, the Company's continued focus on increasing gross margins through cost containment and cost reductions resulted in increases in gross margins of 340 basis points from 33.6% to 37.0% for the year ended December 31, 1997.

     During the year ended December 31, 1997, consistent with its business objective to capture the economic benefits otherwise retained by a third-party operator, the Company assumed management of a total of 48 hotels including 38 hotels acquired during the period. Management believes that the assumption of direct control over the operations of these hotels will allow the Company to effectively use the experience of management to improve operations.

     During the year ended December 31, 1997, the Company completed an approximately $12.0 million renovation of the Radisson Park Central hotel in Dallas, Texas; an approximately $6.0 million renovation of the Westin in Washington, DC; an approximately $5.0 million renovation of the Edmond Meany Tower hotel in Seattle, Washington; an approximately $4.0 million renovation of the Westin Tampa Airport in Tampa, Florida; an approximately $7.0 million renovation of the Sheraton Colony Square hotel in Atlanta, Georgia; and an approximately $5.7 million renovation of the Westin Guest Suites at the Philadelphia International Airport in Philadelphia, Pennsylvania. Renovations have also been scheduled and should be completed in 1998 and 1999 for the Terrace Garden in Atlanta, Georgia (approximately $8.5 million); the Atlanta Marque in Atlanta, Georgia (approximately $6.8 million); the Days Inn at the Philadelphia Airport (approximately $3.4 million); the Midland Hotel in Chicago, Illinois (approximately $13.0 million); and the Park Plaza hotel in Boston, Massachusetts (approximately $49.2 million).

                             RESULTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995

THE TRUST

     Rents from the Corporation, which are based largely on hotel revenues, increased $60.9 million for the year ended December 31, 1996, as compared to the corresponding period of 1995. The increase was primarily the result of rents earned by the Trust on the 1996 Acquired Hotels. The investment in the 1996 Acquired Hotels accounted for increased rents of $59.7 million for the year ended December 31, 1996, as compared to the corresponding period in 1995. In addition, rents earned by the Trust from continuously owned properties leased to the Corporation increased by $1.2 million for the year ended December 31, 1996, as compared to the corresponding period in 1995.

     Interest from the Corporation increased by $4.3 million for the year ended December 31, 1996, as compared to the corresponding period of 1995. The increase in interest income was primarily a result of interest on the mortgage interests relating to the Milwaukee Sheraton Hotel, which mortgage interests were purchased by the Trust in July 1995, and interest on the first mortgage of the Midland Hotel, which hotel was acquired by the Corporation in March 1996.

     Interest from mortgage and other notes amounted to $11.2 million for the year ended December 31, 1996, as compared to $10.8 million for the corresponding period in 1995. The increase resulted from the purchase during the year of debt, a portion of which is secured by the 305-room Holiday Inn in Milpitas, California, offset in part by principal amortization.

     Other income for the year ended December 31, 1996 included a $290,000 gain (net of related expenses) realized in conjunction with the sale of securities which were purchased in contemplation of acquiring a portfolio of hotel properties and a $750,000 gain (net of related expenses) realized in connection with the sale of other securities. Also included in other income is $314,500 recorded as a result of a litigation settlement.

     Interest expense increased by $10.7 million for the year ended December 31, 1996, as compared to the corresponding period of 1995. The increase was due to borrowings under loan and credit facilities, the Doral Mortgage and the BPP Mortgage, used to acquire the above mentioned properties offset by the net proceeds from offerings of Paired Shares made in 1996 used to partially fund the acquisition of the above mentioned properties.

     Depreciation and amortization expense increased by $33.5 million during the year ended December 31, 1996, as compared to the corresponding period of 1995, principally due to the acquisition of the 1996 Acquired Hotels.

     Administrative and general expenses for the year ended December 31, 1996 increased by $1.7 million to $4.1 million, as compared to $2.4 million for the corresponding period of 1995. The increase resulted predominantly from expenses related to the Trust's LTIP as well as costs incurred relating to the investigation of hotels which ultimately were not acquired. Administrative and general expenses includes payments of approximately $242,000 to a former officer of the Trust pursuant to his separation agreement with the Trust.

     Minority interest represents primarily the interest of the Starwood Partners in the Realty Partnership for the year ended December 31, 1996, and the 41.8% minority interest of a third party in the joint venture that owns the Boston Park Plaza hotel.

THE CORPORATION

     Hotel revenues increased by $263.9 million for the year ended December 31, 1996, as compared to the corresponding period of 1995. The assumption of management of the 1996 Acquired Hotels and the addition of the 652-room Doral Inn in New York, New York; the 293-room Radisson Marque hotel in Winston-Salem, North Carolina and the 257-room Midland Hotel in Chicago, Illinois resulted in increases in hotel revenues of $249.1 million for the year ended December 31, 1996. The remaining increase of $14.8 million for the year ended December 31, 1996 is attributable to other continuously owned properties.

     Hotel gross margin for the year ended December 31, 1996 was $110.1 million, or 28.6% of hotel revenues, as compared to $36.2 million, or 29.9% of hotel revenues, for the same period of 1995. The decrease in gross margin was primarily due to the increase in the food and beverage revenue component of total hotel revenue resulting from the Company's continued investment in full-service hotels offset, in part, by increases in REVPAR and the termination of third-party management agreements.

     Gaming revenues for the year ended December 31, 1996 as compared to the corresponding period of 1995 decreased by $3.3 million to $23.6 million. Gaming gross margin for the year ended December 31, 1996 was $1.8 million or 8% of gaming revenues, as compared to $2.7 million or 10% of gaming revenues, for the corresponding period in 1995. The decrease in gaming revenues and the decline in gaming gross margin predominately resulted from the sale of the Bourbon Street hotel/casino and the real property of the other gaming asset, the King 8 in 1996.

     Management fees and other income for the year ended December 31, 1996 includes a $314,500 litigation settlement and $953,500 of management fee income from the joint venture that owns the Boston Park Plaza hotel.

     Administrative and general expenses for the year ended December 31, 1996 increased to $12.4 million or 3.0% of revenues as compared to $3.3 million or 2.2% of revenues for the corresponding period of 1995. The increase was primarily a result of increases in payroll costs commensurate with the Company's growth, the assumption of management of hotels previously operated by third parties, and expenses related to the Corporation's LTIP. Administrative and general expenses for the year ended December 31, 1996 included a $1.9 million charge relating to costs incurred in relocating the corporate office from Los Angeles, California to Phoenix, Arizona.

     Depreciation and amortization expense increased by $6.7 million for the year ended December 31, 1996, as compared to the corresponding period of 1995. The increase was primarily a result of depreciation relating to hotels acquired by the Corporation.

     Minority interest represents primarily the interest of the Starwood Partners in the Operating Partnership and the 41.8% minority interest of a third party in the joint venture that owns the Boston Park Plaza hotel.

     Net income for the year ended December 31, 1996, includes an extraordinary gain of $1.5 million before minority interest resulting from early extinguishment of debt. The extraordinary gain resulted from the early payoff, at a discount, of a note secured by the Milwaukee Sheraton. In addition, the Corporation purchased the remaining equity interest for $240,000 and became the 100% owner of the hotel.

     For more information with respect to rent and interest paid to the Trust during the years ended December 31, 1996 and 1995, see "The Trust" immediately above.

                        LIQUIDITY AND CAPITAL RESOURCES

CASH FLOW PROVIDED BY OPERATING ACTIVITIES

     The principal source of cash to be used to fund the Company's operating expenses, interest expense, recurring capital expenditures and distribution payments by the Trust will be cash flow provided by operating activities. The Company anticipates that cash flow provided by operating activities will provide the necessary funds on a short and long-term basis to meet operating cash requirements including all distributions to shareholders by the Trust. During the first quarter of 1997, the Trust paid a distribution of $0.39 per share for the fourth quarter of 1996. During the second quarter of 1997, the Trust paid a distribution of $0.39 per share for the quarter ending March 31, 1997. During the third quarter of 1997, the Trust paid a distribution of $0.39 per share for the quarter ended June 30, 1997. During the fourth quarter of 1997, the Trust paid a distribution of $0.48 per share for the quarter ended September 30, 1997 and declared a distribution of $0.48 per share for the quarter ended December 31, 1997. This distribution was paid on January 26, 1998.

CASH FLOWS FROM INVESTING AND FINANCING ACTIVITIES

     The Company intends to finance the acquisition of additional hotel properties, hotel renovations and capital improvements and provide for general corporate purposes through its credit facilities described below, through additional lines of credit, and when market conditions warrant, to issue additional equity or debt securities.

     Loans and Credit Facilities. In March 1996, the Realty Partnership entered into a $24 million, one-year, non-recourse secured term loan (the "Term Loan") to fund the acquisition of the 257-room Midland Hotel in Chicago, Illinois; in April 1996, the amount of the Term Loan was increased to $94 million. The Term Loan was secured by nine properties of the Company, but was non-recourse to the Realty Partnership. The Term Loan accrued interest at a rate equal to one-, two- or three-month LIBOR, at the Company's option, plus (a) 1.95% for the first $24 million of borrowings and (b) 1.75% for the balance of amounts borrowed under the Term Loan. The maturity date of the Term Loan was extended to October 1997 with a right to further extend at the Company's option to April 1998. In September 1997, the Company retired the Term Loan with a portion of the proceeds from the $1.2 Billion Facility (defined below).

     In March 1996, the joint venture that owns the Boston Park Plaza ( in which the Company holds a 58.2% interest) refinanced a mortgage secured by the Boston Park Plaza with a new non-recourse mortgage due July 2003 (the "BPP Mortgage") in the amount of $25 million with the Life Insurance Company of Georgia. The BPP Mortgage bears interests at an annual interest rate of 8.4%; as of December 31, 1997, the balance outstanding under the BPP Mortgage was $24.8 million.

     In July 1996, the maturity date of the Company's mortgage loan funding facility with Lehman Brothers, Inc. ("Lehman Brothers" and such facility the "Mortgage Facility"), which was secured by six notes receivable, was extended from January 25, 1997 to July 25, 1997 and, in July 1997, was further extended to October 1997. In September 1997, the Company retired the Mortgage Facility with a portion of the proceeds from the $1.2 Billion Facility.

     In August 1996, the Company entered into a facility with an affiliate of Goldman, Sachs & Co. ("Goldman, Sachs" and such facility the "Goldman Facility") for a one-year (extendible to 18 months) loan of up to $300 million to fund a portion of the acquisition cost of a portfolio of nine hotels acquired from Hotels of Distinction Ventures, Inc. (the "HOD Portfolio") and for general corporate purposes. The Goldman Facility bore interest at one-month LIBOR plus 1.75% (2.75% during the six-month extension period), and was secured by a portfolio of eight hotels acquired from a financial institution and the HOD Portfolio. In September 1997, the Company retired the Goldman Facility with a portion of the proceeds from the $1.2 Billion Facility.

     In September 1996, upon the acquisition of the Doral Court and Doral Tuscany in New York, the Company assumed liability under and amended the terms of a mortgage note with The Sumitomo Trust and Banking Co., Ltd. (the "Doral Mortgage Note"). As amended, the Doral Mortgage Note is recourse to the Realty Partnership, bears interest at an annual rate of 7.64% and is due September 2001. As of December 31, 1997, the balance outstanding under the Doral Mortgage Note was $27.4 million.

     In February 1997, the Corporation issued (and the Trust guaranteed) tax-exempt bonds (the "Tax Exempt Bonds") due October 2013 in the aggregate principal amount of $39.5 million. The Tax Exempt Bonds, which bear interest at a rate of 6.5%, were issued at a discount to yield 6.7% per year and are secured by two hotels of the Company located at the Philadelphia International Airport. Net proceeds from the Tax Exempt Bonds of approximately $37.6 million were used to partially fund the acquisition of the 578-room Days Inn in Chicago, Illinois. As of December 31, 1997, the balance outstanding under the Tax Exempt Bonds was $39.5 million.

     In February 1997, in connection with the acquisition of the HEI Portfolio, the Company obtained a short-term loan from the Prudential Insurance Company of America on behalf of Prudential Property Investment Separate Account II in the principal amount of $97.5 million (the "Prudential Loan"). The Prudential Loan bore interest at a rate of 7.0% per annum and was originally due May 30, 1997. During the second quarter of 1997, the Company extended the maturity date of the Prudential Loan to July 14, 1997. In July 1997, the

Company refinanced the Prudential Loan with a portion of the proceeds from the $200 Million Facility (as defined below).

     On June 12, 1997, the Company acquired ownership and operational control of the 480-room Stamford Sheraton Hotel in Stamford, Connecticut. In connection with this transaction, the Company executed a $10.25 million mortgage note (the "Stamford Note") in favor of Lehman Brothers and certain of its affiliates. The Stamford Note is secured by the Stamford Sheraton Hotel, bears interest at LIBOR plus 225 basis points and matures on January 31, 2000. As of December 31, 1997, the balance outstanding under the Stamford Note was $10.25 million.

     In July 1997, the Company entered into a $200 million three-year unsecured term loan facility arranged by Bankers Trust Company (the "$200 Million Facility"). Proceeds from the $200 Million Facility, which bore interest at one-, two- or three-month LIBOR plus 1.75% per annum, were used to repay the Prudential Loan and for other acquisitions. In September 1997, the Company retired the $200 Million Facility with a portion of the proceeds from the $1.2 Billion Facility.

     On August 5, 1997, in connection with the acquisition of the Westin Regina Portfolio, the Company obtained a $118.75 million loan from Bancomer, SA (the "Bancomer Loan"). The Bancomer Loan is secured by mortgages on the Westin Regina Portfolio, bears interest at one-month LIBOR plus 169 basis points and matures on May 14, 1998. As of December 31, 1997, the balance outstanding under the Bancomer Loan was $118.75 million.

     On September 10, 1997, the Company obtained a $1.2 billion three-year unsecured revolving credit and term loan facility (the "$1.2 Billion Facility"). The $1.2 Billion Facility was arranged and structured by Bankers Trust Company and co-arranged by affiliates of Lehman Brothers with Bank Boston and Bank of Montreal. The $1.2 Billion Facility was structured as a $600 million unsecured revolving credit facility and a $600 million term loan. At closing, the Company used proceeds from the $1.2 Billion Facility to retire approximately $650 million of its existing indebtedness and to fund the acquisition of the Flatley Portfolio for approximately $470 million. As of December 31, 1997, the balance outstanding under the $1.2 Billion Facility was $1.183 billion.

     On September 24, 1997, in connection with the acquisition of the 439-room Crowne Plaza Hotel in New Orleans, Louisiana, the Company entered into a $29.0 million mortgage loan agreement with Hibernia National Bank (the "Crowne Plaza Mortgage"). The Crowne Plaza Mortgage is secured by the Crowne Plaza Hotel in New Orleans, bears interest at one-month LIBOR plus 200 basis points and matures on September 1, 2002. As of December 31, 1997, the balance outstanding under the Crowne Plaza Mortgage was $29.0 million.

     On December 31, 1997, in connection with the Westin Merger, certain assets of the Westin Companies were transferred to the Corporation. As consideration for such asset transfers, the Corporation has executed and delivered to the Westin Companies certain promissory notes in an aggregate principal amount of approximately $125.7 million. The notes bear interest at 6% per annum, were acquired by the Trust as part of the Westin Merger on January 2, 1998 and are currently payable on demand.

     On January 2, 1998, the Company obtained a $2.265 billion credit facility (the "$2.2 Billion Facility") from a group of lenders led by Bankers Trust Company and The Chase Manhattan Bank to fund the cash portion of the purchase of Westin for approximately $178 million and to repay an aggregate of approximately $1.0 billion of outstanding debt of Westin and of the Company under the $1.2 Billion Facility.

     On February 23, 1998, the Company obtained two additional credit facilities ($5.6 billion in total) with Lehman Brothers, Bankers Trust Company and The Chase Manhattan Bank to fund the cash portion of the ITT Merger consideration, to refinance a portion of the Company's existing indebtedness (including indebtedness outstanding under the $2.2 Billion Facility) and to provide funds for general corporate purposes. These facilities are comprised of a $3.1 billion senior secured credit facility (the "$3.1 Billion Facility") and a $2.5 billion, five-year increasing rates notes facility (the "IRN Facility").

     The $3.1 Billion Facility has three tranches: a $1.0 billion, one year term loan, a $1.0 billion, a five year term loan, and a $1.1 billion, five-year revolving credit facility. The Corporation, the Trust and certain of their respective direct and indirect subsidiaries may be designated as borrowers or co-borrowers under all or a portion of the $3.1 Billion Facility. The interest rate for the $3.1 Billion Facility is one-, two- or three-month LIBOR, at the Company's option, plus 187.5 basis points for the four months ending June 24, 1998, one-, two-or three-month LIBOR plus 162.5 basis points for the two months ending August 24, 1998, and thereafter is determined pursuant to a pricing "grid" with rates based on the Company's leverage and/or senior unsecured debt rating. Quarterly amortization of the five-year term loan begins in the third year, with total amortization of 10%, 20% and 70% of the principal amount over the third, forth and fifth year, respectively. Repayment of amounts borrowed under the $3.1 Billion Facility is guaranteed by the Trust and the Corporation and substantially all of their respective significant subsidiaries (including the Partnerships) other than gaming subsidiaries, and is secured by a pledge of all the capital stock, partnership interests and other equity interests of the guarantor subsidiaries.

     The IRN facility consists of a single drawdown senior increasing rate, non-amortizing five-year term loan for $2.5 billion. The Corporation is the borrower under the IRN Facility; the Trust and all subsidiaries of the Corporation and the Trust that are borrowers or guarantors of the $3.1 Billion Facility are guarantors of the IRN Facility. The IRN Facility is secured equally and ratably by all the collateral securing the $3.1 Billion Facility and is pari passu in right of payment with all other senior indebtedness of the borrower and the guarantors, including the $3.1 Billion Credit Facility. Amounts borrowed under the IRN Facility bear interest at one-, two- or three-month LIBOR plus 175 basis points for the three months ending May 24, 1998, with the interest rate increasing by 50 basis points every three months thereafter, up to a maximum rate of one-, two-or three-month LIBOR plus 375 basis points.

     Recent Stock Sales. On March 26, 1997, the Company sold 3,000,000 Paired Shares at a net price to the Company of approximately $43.35 per share in a public offering. The net proceeds of approximately $130.0 million were used, in part, to fund the acquisitions of the 264-suite Marriott Suites Hotel in San Diego, California, the 172-room Raphael Hotel in Chicago, Illinois and the 130-room Tremont Hotel in Chicago, Illinois, and for general corporate purposes.

     On October 2, 1997, the Company completed the sale of approximately 2.5 million Paired Shares at the net price of $53.00 per Paired Share to a group of institutional buyers in a direct placement. Net proceeds from this sale of approximately $131.6 million were used to repay existing indebtedness.

     On October 15, 1997, the Company sold to Union Bank of Switzerland ("UBS") 2,185,000 Paired Common Shares (the "UBS Shares"), in a private placement, at a net price of $57.25 per share. Net proceeds of this offering (after payment of a customary placement fee to UBS) were used to repay existing indebtedness.

     Separately, the Company entered into a Forward Stock Agreement with UBS (the "UBS Price Adjustment Agreement"). The UBS Price Adjustment Agreement provides for a settlement payment to be made, in the form of Paired Shares, by the Company to UBS, or by UBS to the Company, based on the market price of the UBS Shares over a specified unwind period, as compared to a "Forward Price" (as defined, but essentially equal to $57.25 per Paired Share, plus an implicit interest factor less dividends declared on the UBS Shares, in each case during the term of the UBS Price Adjustment Agreement).

     The Company has the right at any time during a preliminary term of one year to elect to deliver or receive Paired Shares in settlement of the UBS Price Adjustment Agreement. The Company has the further right, but not the obligation, to settle by repurchasing for cash all of the UBS Shares at the Forward Price. The Company has the obligation to settle the UBS Price Adjustment Agreement at the end of one year unless UBS agrees to extend its term. UBS has the right to cause an earlier settlement upon the occurrence of certain events of default or a substantial decline in the market price of the Paired Shares. The Company has the right under the UBS Price Adjustment Agreement to settle the Company's obligation (if any) by making a cash payment, but cannot compel UBS to settle UBS's obligation through the payment of cash to the Company.

     In the event that at various quarterly dates during the term of the UBS Price Adjustment Agreement the Forward Price is higher than the then current market price of the Paired Common Stock, the Company is obligated to deliver additional Paired Shares (or at the Company's election, cash) to UBS to be held as security for the Company's settlement obligation. In February 1998 the Company paid $7,835,000 to UBS as such security. The Company may, prior to April 15, 1998, deliver Paired Shares to UBS and receive the return of the Company's cash deposit. Any and all Paired Shares delivered as security will be issued and outstanding when delivered and will adjust the Forward Price in accordance with the formula contained in the UBS Price Adjustment Agreement.

     Upon final settlement of the UBS Price Adjustment Agreement, the Company is obligated to pay a placement fee based on the amount of the net stock settlement, if any, as well as an unwind accretion fee equal to one-half of the settlement amount multiplied by an interest factor calculated for the number of actual days the UBS Price Adjustment Agreement was in effect prior to final settlement.

     The Company is required to cause to be registered under the Securities Act of 1933, for resale by UBS, the Paired Shares sold to UBS on October 15, 1997 and the Paired Shares issued or issuable to UBS under the UBS Price Adjustment Agreement.

     On February 24, 1998, the Company sold an aggregate of 4,641,000 Paired Shares to Merrill Lynch International, NMS Services, Inc. and Lehman Brothers Inc. (collectively, the "February Purchasers"), in a private placement, for $245.0 million. The Company paid the February Purchasers a customary placement fee.

     Separately, the Company entered into agreements (the "February Price Adjustment Agreements") with the February Purchasers (and with Merrill Lynch, Pierce, Fenner & Smith Incorporated, NationsBanc Montgomery Securities LLC and Lehman Brothers Finance S.A., each of which is an affiliate of a February Purchaser) with terms that are essentially the same as the terms of the UBS Price Adjustment Agreement, except that (i) under the February Price Adjustment Agreements, the Company does not have any right to deliver cash in settlement of its obligation to deliver Paired Shares or any right to repurchase the shares sold to the February Purchasers, and (ii) the Forward Price under the February Price Adjustment Agreements is based on a price of $53.875 per share.

     The Company is required to cause to be registered under the Securities Act of 1933, for resale by the February Purchasers, the Paired Shares sold to the February Purchasers on February 24, 1998 and the Paired Shares issued or issuable to the February Purchasers under the February Price Adjustment Agreements.

     Treasury Locks. The Company from time to time has entered into interest rate protection agreements ("Treasury Locks") as a means of managing interest rate exposure on anticipated transactions. The Treasury Locks have the effect of fixing the base rate of interest for long-term debt that the Company intends to issue. The Treasury Locks provide that, on their settlement date, the Company will receive or pay an amount that will depend upon whether the interest rate for ten-year Treasury Notes in effect on that date (the "Treasury Rate") has increased or declined since the dates the Company entered into the Treasury Locks. If by the settlement date the related debt has been issued by the Company, these amounts will be capitalized and amortized over the term of such debt as an increase or decrease in interest expense. To the extent that the Company has not issued the related debt by the settlement date, the Company will be required to recognize the amount so paid or received as, respectively, gain or loss from continuing operations. In addition, if any time prior to the settlement date the Company changes its intention with respect to the issuance of the related debt, the Company will be required to recognize gain or loss as if the settlement had occurred at that time. The amount of such unrecognized gain or loss fluctuates with the Treasury Rate.

     In order for the amount paid or received to be deferred under such agreements, and therefore treated as a hedge, the Company must determine that it is probable that the future issuance of debt anticipated by the contract will occur. In order to assess whether this criterion has been met, the Company reviews current projections to determine if the issuance of such debt is still in line with the Company's plans and whether the Company has the ability to issue such debt.

     On May 27, 1997, the Company entered into an interest rate protection agreement which had the effect of fixing the base rate of interest at 6.773% for debt with an aggregate notional principal amount of $100 million and a term to maturity of five years. On October 10, 1997, the Company extended the settlement date to January 30, 1998, which had the effect of fixing the base rate of interest at 6.9105% for debt that the Company intended to issue in the first quarter of 1998.

     On July 29, 1997, the Company extended the settlement date of a previously transacted interest rate protection agreement to January 30, 1998, which had the effect of fixing the base rate of interest at 6.09725% for debt that the Company intended to issue in the first quarter of 1998 with an aggregate notional principal amount of $100 million and a term to maturity of seven years.

     On July 29, 1997, the Company extended the settlement date of a previously transacted interest rate protection agreement to January 30, 1998, which had the effect of fixing the base rate of interest at 6.95% for debt that the Company intended to issue in the first quarter of 1998 with an aggregate notional principal amount of $150 million and a term to maturity of 10 years.

     During the fourth quarter of 1997, the Company determined that, due to various factors including its financing plans related to the ITT Merger, the Company no longer intended to issue the debt anticipated by the interest rate hedging agreements described above. Accordingly, the Company recorded a charge in the amount of $25 million for the year ended December 31, 1997 and in January 1998 settled the three Treasury Locks for approximately $22.4 million.

CAPITAL IMPROVEMENTS

     As previously discussed, during the year ended December 31, 1997, the Company completed an approximately $16 million renovation of the Radisson Park Central hotel in Dallas, Texas; an approximately $7 million renovation of the Westin in Washington, DC; an approximately $6 million renovation of the Edmond Meany Tower hotel in Seattle, Washington; an approximately $4 million renovation of the Westin Tampa Airport in Tampa, Florida; an approximately $8 million renovation of the Sheraton Colony Square hotel in Atlanta, Georgia; and an approximately $6 million renovation of the Westin Guest Suites at the Philadelphia International Airport in Philadelphia, Pennsylvania. Renovations have also been scheduled and should be completed in 1998 and 1999 for the Terrace Garden in Atlanta, Georgia (approximately $9 million); the Atlanta Marque in Atlanta, Georgia (approximately $7 million); the Days Inn at the Philadelphia Airport (approximately $4 million); the Midland Hotel in Chicago, Illinois (approximately $13.0 million); and the Park Plaza Hotel in Boston, Massachusetts (approximately $49.2 million). Major and minor renovations, expansions and upgrades of other hotels are also being contemplated. In addition, the Company intends to develop new hotels on a selective basis. Sources of capital for major renovations, expansions and upgrades of hotels as well as new construction are expected to be: (i) excess funds from operations,
(ii) additional debt financing, and (iii) additional equity raised in the public and private markets.

     Between January 1, 1995 and December 31, 1997, the Company invested over $2.5 billion in hotel assets (including approximately $157 million in capital expenditures for the year ended December 31, 1997); an additional $16.4 billion was invested in connection with the acquisitions of Westin and ITT. As part of its investment strategy, the Company plans to acquire additional hotels. Future acquisitions are expected to be funded through further draws under the Company's current credit facilities, draws under new lines of credit, issuance of long-term debt on either a secured or unsecured basis, issuance of limited partnership interests in the Realty Partnership and the Operating Partnership exchangeable for Paired Shares and the issuance of additional equity or debt securities. The Company intends to incur additional indebtedness in a manner consistent with its policy of maintaining a Debt-to-Total Market Capitalization Ratio (defined as total debt outstanding divided by the sum of total debt outstanding and the fair market value of the Paired Shares on a fully diluted basis, after giving effect to the conversion of outstanding Units) of not more than 50%.

     As of December 31, 1997, the Company had approximately $1.57 billion aggregate principal amount of debt outstanding and approximately 10% of the Company's owned hotels were encumbered by debt. Substantially all of this debt is subject to cross-default provisions (subject to certain limitations). As of March 30, 1998, the Company had approximately $8.1 billion aggregate principal amount of debt outstanding; see "Cash Flows from Investing and Financing Activities" immediately above. Although the Company's governing documents do not provide any limitations on the incurring of indebtedness, as discussed above, management currently plans to maintain a Debt-to-Total Market Capitalization Ratio of no more than 50%. During the year ended December 31, 1997, the Company's Debt-to-Total Market Capitalization Ratio did not exceed 50%.

     Management believes that the Company will have access to capital resources sufficient to satisfy the cash requirements of each of the Trust and the Corporation and to expand and develop their business in accordance with their strategy for future growth.

FUNDS FROM OPERATIONS

     Management believes that funds from operations ("FFO") is one measure of financial performance of an equity REIT such as the Trust. Combined FFO (as defined by the National Association of Real Estate Investment Trusts)(1) for the year ended December 31, 1997, grew by 130% to $190.1 million, compared to combined FFO of $82.7 million for the corresponding period in 1996. The following table shows the calculation of historical combined FFO for the indicated periods:

                                                              YEAR ENDED DECEMBER 31,
                                                              -----------------------
                                                                 1997         1996
                                                              ----------    ---------
                                                                  (IN THOUSANDS)
Income before extraordinary item and minority interest......   $ 60,208      $36,112
Depreciation and amortization...............................    125,446       55,745
Amortization of financing costs.............................     (4,079)      (4,548)
Minority interest -- consolidated joint ventures............     (9,483)      (2,121)
Gain on sales of hotel assets...............................     (7,035)      (4,290)
Corporate relocation costs..................................         --        1,850
Treasury lock settlement....................................     25,000           --
                                                               --------      -------
Funds From Operations.......................................   $190,057      $82,748
                                                               ========      =======

     FFO includes $5.5 million and $3.1 million of interest income recognized in excess of the interest received on mortgage notes receivable (as a result of the notes having been purchased at a discount) for the years ended December 31, 1997 and 1996, respectively.

YEAR 2000

     Many computer systems were originally designed to recognize calendar years by their last two digits. Calculations performed using these shortened fields may not work properly with dates from the year 2000 and beyond. The Company is undertaking a review and an evaluation of its existing computerized systems as part of a program to bring all such systems into Year 2000 compliance. As a part of this evaluation, the Company expects that its central reservation system will be Year 2000 compliant by the end of the third quarter of 1998. The Company is also communicating with vendors of the Company's third-party software to obtain Year 2000 compliance certification. The Company expects, to the extent necessary, to either modify or upgrade third-party software to ensure Year 2000 compliance.

     The Company has not yet determined the total cost of modifications to its computerized systems; however, based upon the review and evaluations conducted to date, the Company believes the costs associated with this process will not have a material adverse effect on the Company's results of operations or liquidity.

---------------

(1) Management and industry analysts generally consider funds from operations to be one measure of the financial performance of an equity REIT that provides a relevant basis for comparison among REITs and FFO is presented to assist investors in analyzing the performance of the Company. FFO is defined as income before minority interest (computed in accordance with generally accepted accounting principles), excluding gains (losses) from debt restructuring and sales of property, and real estate related depreciation and amortization (excluding amortization of financing costs). FFO does not represent cash generated from operating activities in accordance with generally accepted accounting principles and is not necessarily indicative of cash available to fund cash needs. FFO should not be considered an alternative to net income as an indication of the Company's financial performance or as an alternative to cash flows from operating activities as a measure of liquidity.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The financial statements and supplementary data required by this Item are included in Item 14 of this Joint Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not applicable.

                                    PART III

ITEM 10.  TRUSTEES, DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANTS.

TRUSTEES AND EXECUTIVE OFFICERS OF THE TRUST

     The Board of Trustees currently has nine members, each of whom serves a three-year term. The following table sets forth, for each of the members of the Board of Trustees as of the date of this Joint Annual Report, the class of Trustees to which such Trustee has been elected and certain other information regarding the Trustees and executive officers of the Trust.

TRUSTEES WHOSE TERMS EXPIRE AT THE 2000 ANNUAL MEETING

         NAME AND AGE           PRINCIPAL OCCUPATION AND BUSINESS EXPERIENCE    TRUSTEE SINCE
         ------------           --------------------------------------------    --------------
Jean-Marc Chapus (38).........  Managing Director and Portfolio Manager of      November 1997
                                Trust Company of the West and President of
                                TCW/Crescent Mezzanine L.L.C., a private
                                investment fund, since March 1995. Prior to
                                that time, Mr. Chapus was a Managing
                                Director and Principal of Crescent Capital
                                Corporation with primary responsibility for
                                the firm's private lending and private
                                placement activities. Mr. Chapus was a
                                Director of the Corporation from August 1995
                                to November 1997, and is currently a member
                                of the Board of Directors of Home Asset
                                Management Company and Firstamerica
                                Automotive, Inc.
Bruce W. Duncan (46)..........  President and Chief Executive Officer of The    August 1995
                                Cadillac Fairview Corporation Limited since
                                December 1995. From October 1994 to December
                                1995, President of Blakely Capital, Inc., a
                                private firm focusing on investments in real
                                estate and telecommunications. From 1992 to
                                April 1994, Mr. Duncan was President and
                                Co-Chief Executive Officer of JMB
                                Institutional Realty Corporation and from
                                1984 to 1991 Executive Vice President of JMB
                                Realty Corporation. Mr. Duncan is a member
                                of the Board of Directors of the Canadian
                                Institute of Public Real Estate Companies,
                                the Urban Land Institute and the Board of
                                Trustees of Kenyon College.

         NAME AND AGE           PRINCIPAL OCCUPATION AND BUSINESS EXPERIENCE    TRUSTEE SINCE
         ------------           --------------------------------------------    --------------
Stuart M. Rothenberg (34).....  Managing Director in the Real Estate            January 1998
                                Principal Investment Area of Goldman, Sachs
                                and the head of acquisitions for that
                                company's Whitehall Real Estate Funds. Over
                                the past 10 years, Mr. Rothenberg has held
                                various management and other positions with
                                Goldman, Sachs. Mr. Rothenberg is a director
                                of The Archon Group, Gestion d'Actifs
                                Haussmann and The Wellsford Whitehall,
                                L.L.C.
                                Pursuant to the Westin Transaction
                                Agreement, the Trust has agreed to include
                                Mr. Rothenberg (and such successors to Mr.
                                Rothenberg as shall be designated by The
                                Goldman Sachs Group, L.P. ("GS Group") or an
                                affiliate thereof designated by GS Group) on
                                each management slate of nominees to the
                                Board of Trustees. This right to designate a
                                Trustee will expire if affiliates of the GS
                                Group sell (to unaffiliated persons) more
                                than 75% of the securities of the Company
                                received by affiliates of the GS Group in
                                the transactions provided for in the Westin
                                Transaction Agreement (or securities of the
                                Company issued in exchange for such
                                securities).
Barry S. Sternlicht (37)......  Chairman and Chief Executive Officer of the     December 1994
                                Trust. Mr. Sternlicht is the founder and
                                General Manager of Starwood Capital Group,
                                L.L.C., and was a co-founder in 1991 of its
                                predecessor Starwood Capital Group, L.P. Mr.
                                Sternlicht also has been the President and
                                Chief Executive Officer of Starwood Capital
                                Group, L.P. since its formation. Mr.
                                Sternlicht is currently the Chairman of the
                                Board of Directors of the Corporation, a
                                Trustee of each of Equity Residential
                                Properties Trust (a multi-family REIT) and
                                Starwood Financial Trust (a REIT), and a
                                Director of each of U.S. Franchise Systems
                                and ITT Educational. Mr. Sternlicht is on
                                the Board of Governors of National
                                Association of Real Estate Investment Trusts
                                ("NAREIT") and is a member of the Urban Land
                                Institute and of the National Multi-Family
                                Housing Council. Mr. Sternlicht is a member
                                of the Board of Directors of the Council for
                                Christian and Jewish Understanding, is a
                                member of the Young Presidents Organization
                                and is on the Board of Directors of Junior
                                Achievement for Fairfield County,
                                Connecticut.

           TRUSTEES WHOSE TERMS EXPIRE AT THE 1999 ANNUAL MEETING
         NAME AND AGE           PRINCIPAL OCCUPATION AND BUSINESS EXPERIENCE    TRUSTEE SINCE
         ------------           --------------------------------------------    --------------
Steven R. Goldman (36)........  Executive Vice President of Acquisition and     September 1996
                                Development of the Trust since March 1998.
                                Mr. Goldman was Senior Vice President of the
                                Trust from September 1996 through March 1998
                                and Senior Vice President of the Corporation
                                from March 1995 to September 1996. Mr.
                                Goldman was a Vice President of Starwood
                                Capital Group, L.P. specializing in hotel
                                acquisitions and hotel asset management from
                                August 1993 to February 1995. From 1990 to
                                1993, he was Senior Development Manager of
                                Disney Development Company, the real estate
                                investment development and management
                                division of The Walt Disney Company.
Roger S. Pratt (45)...........  Managing Director and Senior Portfolio          February 1997
                                Manager of Prudential Real Estate Investors.
                                Since January 1992, Mr. Pratt has been the
                                portfolio manager for Prudential Property
                                Investment Separate Account II, a real
                                estate fund managed by Prudential Real
                                Estate Investors for pension fund clients.
                                Mr. Pratt has been with The Prudential
                                Insurance Company of America ("Prudential")
                                for more than 15 years, serving in a variety
                                of roles in development, asset management,
                                hotel management and administration. Mr.
                                Pratt is a member of the American Institute
                                of Certified Planners and serves on the
                                Multi-Family Council of the Urban Land
                                Institute. He is also a trustee of the
                                George Street Playhouse. Mr. Pratt is the
                                designee of Prudential on the Board of
                                Trustees pursuant to a Contribution
                                Agreement dated as of January 15, 1997,
                                which entitles Prudential to be represented
                                on the Board of Trustees for so long as
                                Prudential meets certain share ownership
                                criteria.
Stephen R. Quazzo (38)........  Managing Director, Chief Executive Officer      August 1995
                                and co-founder of Transwestern Investment
                                Company, L.L.C., a real estate principal
                                investment firm, since March 1996. From
                                April 1991 to March 1996, Mr. Quazzo was
                                President of Equity Institutional Investors,
                                Inc., a subsidiary of Equity Group
                                Investments, Inc., a Chicago-based holding
                                company controlled by Samuel Zell. Mr.
                                Quazzo is an advisory board member of City
                                Year Chicago.
TRUSTEES WHOSE TERMS EXPIRE AT THE 1998 ANNUAL MEETING
Madison F. Grose (44).........  Managing Director and General Counsel of        December 1994
                                Starwood Capital Group, L.L.C. (and its
                                predecessor entities) since July 1992. From
                                November 1983 through June 1992, he was a
                                Partner in the law firm of Pircher, Nichols
                                & Meeks. Mr. Grose is currently a Trustee of
                                Starwood Financial Trust.

 TRUSTEES WHOSE TERMS EXPIRE
  AT THE 1999 ANNUAL MEETING
         NAME AND AGE           PRINCIPAL OCCUPATION AND BUSINESS EXPERIENCE    TRUSTEE SINCE
 ---------------------------    --------------------------------------------    --------------
George J. Mitchell (64).......  Special Counsel to the law firm of Verner,      November 1997
                                Liipfert, Bernhard, McPherson and Hand since
                                January 1995. Senator Mitchell served as a
                                United States Senator from January 1980 to
                                January 1995. While in the Senate, Senator
                                Mitchell served on the Finance, Veterans
                                Affairs and Environment and Public Works
                                Committees, and was the Majority Leader from
                                1989 to 1995. Senator Mitchell serves as a
                                director of The Walt Disney Company, Federal
                                Express Corporation, Xerox Corporation and
                                UNUM Corporation. In addition, Senator
                                Mitchell serves as Chairman of the
                                International Crisis Group, a non-profit
                                organization dedicated to the prevention of
                                crises in international affairs. From 1995
                                to 1997, Senator Mitchell served as the
                                Special Advisor to the President of the
                                United States on economic initiatives in
                                Ireland. At the request of the British and
                                Irish Governments, he served as Chairman of
                                the International Commission on Disarmament
                                in Northern Ireland, and now serves as
                                Chairman of the peace negotiations in
                                Northern Ireland. Senator Mitchell serves as
                                Chairman of the Ethics Committee of the U.S.
                                Olympic Committee and as Chairman of the
                                National Health Care Commission created by
                                the Pew Charitable Foundation.

     The executive officers of the Trust serve at the pleasure of the Board of Trustees. There is no family relationship among any of the Trustees or executive officers of the Trust.

DIRECTORS AND EXECUTIVE OFFICERS OF THE CORPORATION

     The Board of Directors of the Corporation consists of 10 members, each of whom serves for a three-year term. The following table sets forth, for each of the members of the Corporation's Board of Directors as of the date of this Joint Annual Report, the class of Directors to which such Director has been elected and certain other information regarding such Director.

DIRECTORS WHOSE TERMS EXPIRE AT THE 2000 ANNUAL MEETING

         NAME AND AGE           PRINCIPAL OCCUPATION AND BUSINESS EXPERIENCE    DIRECTOR SINCE
         ------------           --------------------------------------------    --------------
Juergen Bartels (57)..........  Chief Executive of the Company's Hotel Group    January 1998
                                since March 1998. From May 1995 to March
                                1998, Chairman and Chief Executive Officer
                                of Westin Hotels & Resorts. Prior to joining
                                Westin, Mr. Bartels was the President and
                                Chief Executive Officer of Carlson
                                Hospitality Group, Inc. ("Carlson"), which
                                controls Radisson Hotels International,
                                T.G.I. Friday's restaurants and Country Inns
                                and Suites. Prior to joining Carlson in
                                1983, Mr. Bartels was the President of
                                Ramada's worldwide holding company and
                                founder of Ramada Renaissance Hotels.

         NAME AND AGE           PRINCIPAL OCCUPATION AND BUSINESS EXPERIENCE    DIRECTOR SINCE
         ------------           --------------------------------------------    --------------
Jonathan D. Eilian (30).......  Managing Director of Starwood Capital Group,    August 1995
                                L.L.C. (and a senior executive of its
                                predecessor entities) since its formation in
                                September 1991. Prior to being a founding
                                member of Starwood Capital, Mr. Eilian
                                served as an Associate for JMB Realty
                                Corporation, a real estate investment firm,
                                and for The Palmer Group, L.P., a private
                                investment firm specializing in corporate
                                acquisitions. Mr. Eilian is currently a
                                Trustee of Starwood Financial Trust.
Barry S. Sternlicht (37)......  Chairman and Chief Executive Officer of the     December 1994
                                Trust. Mr. Sternlicht is the founder and
                                General Manager of Starwood Capital Group,
                                L.L.C., and was a co-founder in 1991 of its
                                predecessor Starwood Capital Group, L.P. Mr.
                                Sternlicht also has been the President and
                                Chief Executive Officer of Starwood Capital
                                Group, L.P. since its formation. Mr.
                                Sternlicht is currently the Chairman of the
                                Board of Directors of the Corporation, a
                                Trustee of each of ITT Educational Services,
                                Inc., Equity Residential Properties Trust
                                and Starwood Financial Trust, and a director
                                of U.S. Franchise Systems. Mr. Sternlicht is
                                on the Board of Governors of NAREIT and is a
                                member of the Urban Land Institute and of
                                the National Multi-Family Housing Council.
                                Mr. Sternlicht is a member of the Board of
                                Directors of the Council for Christian and
                                Jewish Understanding, is a member of the
                                Young Presidents Organization and is on the
                                Board of Directors of Junior Achievement for
                                Fairfield County, Connecticut.
Barry S. Volpert (38).........  Managing Director in the Principal              January 1998
                                Investment Area of Goldman, Sachs. Over the
                                past 11 years, Mr. Volpert has held various
                                other management positions with that
                                company. Mr. Volpert is a director of Elifin
                                S.A. (Luxembourg), Insilco Corp. and
                                Rockefeller Center Properties, Inc.
DIRECTORS WHOSE TERMS EXPIRE AT THE 1999 ANNUAL MEETING
Michael A. Leven (60).........  Chairman of the Board, President and Chief      August 1995
                                Executive Officer of U.S. Franchise Systems,
                                a hotel franchising and development company,
                                since September 1995. From October 1990 to
                                September 1995, Mr. Leven was President and
                                Chief Operating Officer of Holiday Inn
                                Worldwide. Mr. Leven is a director of U.S.
                                Franchise Systems and Servico, Inc. Mr.
                                Leven is also a member of the Board of
                                Governors, the Chairman of the BioMedical
                                Services Board and a member of the Executive
                                Committee, of the American Red Cross.
Daniel H. Stern (37)..........  President of Reservoir Capital Group,           November 1997
                                L.L.C., a New York based investment
                                management firm, since July 1997. Mr. Stern
                                was a Trustee of the Trust from August 1995
                                to November 1997. From December 1992 to July
                                1997, Mr. Stern was President of Ziff
                                Brothers Investments, L.L.C., a diversified
                                investment management firm.

         NAME AND AGE           PRINCIPAL OCCUPATION AND BUSINESS EXPERIENCE    DIRECTOR SINCE
         ------------           --------------------------------------------    --------------
DIRECTORS WHOSE TERMS EXPIRE AT THE 1998 ANNUAL MEETING
Bruce M. Ford (58)............  President of F.K.B. Management Corporation,     September 1983
                                a hotel and restaurant management company,
                                since 1988. Member of Gibson 25 Associates,
                                LLC, a hotel developer, since March 1995.
                                President of Ford Management Corporation, a
                                hotel/motel management and development
                                company, since June 1988. President of FST
                                and Associates from 1988 until August 1997.
                                Prior to that time, Mr. Ford was Senior Vice
                                President of Operations of Ramada Inns.
Graeme W. Henderson (64)......  Chairman of the Trust from July 1989 to         September 1986
                                December 1994 and Trustee of the Trust from
                                September 1986 to December 1994. He has been
                                a private investor since January 1990. Prior
                                to January 1990, Mr. Henderson was President
                                of Henderson Consulting, Inc., a private
                                financial consulting firm. Mr. Henderson has
                                been President of Capstan, Inc. (formerly
                                Seymour, Inc.), a manufacturer of machine
                                tool controls, since 1982. Mr. Henderson is
                                currently a director of Capital Southwest
                                Corporation.
Earle F. Jones (71)...........  Mr. Jones was the Chairman of the Board of      September 1985
                                Directors of the Corporation from February
                                1989 to September 1997. He has been
                                Co-Chairman since 1988 of MMI Hotel Group, a
                                hotel company. From 1967 to 1968, Mr. Jones
                                was President of the International
                                Association of Holiday Inns and served two
                                terms as a director. Mr. Jones is a Trustee
                                and Chairman of Communications Improvement
                                Trust, whose beneficiaries are public
                                broadcasting and Tougaloo College Trust, a
                                member of the Board of Trustees for each of
                                Millsap College and the Catholic Foundation
                                and Co-Chairman of the Mississippi Olympic
                                Committee. Mr. Jones is a general partner of
                                Orlando Plaza Suite Hotel, Ltd-A, which
                                filed a petition under Chapter 11 of the
                                U.S. Bankruptcy Code in May 1996. An order
                                confirming the debtor's plan of
                                reorganization was issued by the court on
                                January 27, 1997.
Daniel W. Yih (39)............  A general partner of Chilmark Partners, L.P.    August 1995
                                since June 1995. Mr. Yih served as interim
                                Chief Financial Officer of Midway Airlines
                                (from September 1995 to December 1995),
                                President of Merco-Savory, Inc., a
                                manufacturer of food preparation equipment
                                (from March 1995 to June 1995) and as a
                                senior executive of Welbilt Corporation
                                (from September 1993 to March 1995).

     Pursuant to the Westin Transaction Agreement, the Corporation has agreed to include Barry S. Volpert (and such successors to Mr. Volpert as shall be designated by the GS Group or an affiliate thereof) and Juergen Bartels (to the extent he continues as Chief Executive Officer) on each management slate of nominees to the Board of Directors. This right to designate Directors of the Corporation will expire if affiliates of the GS Group sell (to unaffiliated persons) more than 50% of the securities of the Company received by affiliates of the GS Group in the transactions provided for in the Westin Transaction Agreement (or securities of the Company issued in exchange therefor).

     The following table includes certain information with respect to each of the Corporation's current executive officers other than Mr. Bartels:

                NAME                   AGE           POSITION(S) WITH THE CORPORATION
                ----                   ---           --------------------------------
Susan R. Bolger......................  44    Executive Vice President of Human Resources
Ronald C. Brown......................  43    Executive Vice President and Chief Financial
                                             Officer
Theodore W. Darnall..................  40    Executive Vice President, Hotel Operations,
                                             North America

     Susan R. Bolger. Ms. Bolger has been Executive Vice President of Human Resources of the Corporation since March 1998 and was Senior Vice President of Human Resources of the Corporation from September 1996 to March 1998. From November 1994 to September 1996, she was Corporate Vice President of Human Resources for Wyndham Hotels and Resorts; prior to that time, she was Vice President for Human Resources for Arrow Industries, a division of Conagra.

     Ronald C. Brown. Mr. Brown has been Executive Vice President and Chief Financial Officer of the Corporation since March 1998 and was Senior Vice President and Chief Financial Officer of the Trust from July 1995 through March 1998. Prior to joining the Trust, Mr. Brown was President of Sonoran Hotel Advisors, L.L.C., a hotel REIT advisory firm, from August 1994 to July 1995. From December 1993 to August 1994, Mr. Brown was President of Doubletree Corporation, a public hotel operating company. From December 1990 to December 1993, Mr. Brown was Executive Vice President and Chief Financial Officer, and from April 1992, Chairman and Chief Executive Officer, of Doubletree Hotels Corporation. From March 1988 to April 1992, Mr. Brown was Vice
President -- Finance & Accounting and Chief Financial Officer, and then Executive Vice President and Chief Financial Officer, for Canadian Pacific Hotels Corporation, a hotel operating company. Mr. Brown is also the Vice Chairman and a Director of Phoenix Children's Hospital.

     Theodore W. Darnall. Mr. Darnall was named the Corporation's Executive Vice President, Hotel Operations, North America in March 1998. From April 1996 to March 1998 he served as the Executive Vice President and Chief Operating Officer of the Corporation. Prior to joining the Corporation, Mr. Darnall served as the Senior Vice President -- Operations of Interstate Hotel Company from August 1995 to April 1996. Prior to that time, he served as the Regional Vice President -- Operations of Interstate Hotel Company.

     The executive officers of the Corporation serve at the pleasure of the Board of Directors. There is no family relationship among any of the Directors or executive officers of the Corporation.

ITEM 11.  EXECUTIVE COMPENSATION

                 SUMMARY OF CASH AND CERTAIN OTHER COMPENSATION

THE TRUST

     The following table provides certain summary information concerning the compensation paid for the fiscal years ended December 31, 1997, 1996 and 1995 to the Trust's Chief Executive Officer and each person serving as an executive officer of the Trust during the year ended December 31, 1997.

                           SUMMARY COMPENSATION TABLE

                                                                LONG-TERM COMPENSATION
                                                              ---------------------------
                                                              RESTRICTED
                                                                STOCK
                                       ANNUAL COMPENSATION     AWARD(S)      SECURITIES
                                      ---------------------   ----------     UNDERLYING        ALL OTHER
 NAME AND PRINCIPAL POSITION    YEAR  SALARY($)   BONUS($)      ($)(1)      OPTIONS(#)(2)   COMPENSATION($)
 ---------------------------    ----  ---------   ---------   ----------    -------------   ---------------
Barry S. Sternlicht...........  1997   307,500     2,650,00                     400,000
  Chairman and Chief            1996   181,252      250,000    956,250(3)     1,554,000
  Executive Officer             1995    91,667      150,000                     625,500
Gary M. Mendell(4)............  1997   319,368                                  300,000
  President
Ronald C. Brown(5)............  1997   200,000      250,000                      40,000
  Senior Vice President and     1996   175,000      100,000    540,000(6)        85,500         163,963(7)
  Chief Financial Officer       1995    66,666       65,000                      82,500
Steven R. Goldman(8)..........  1997   200,000      250,000                      50,000
  Senior Vice President         1996    43,750       75,000    900,000(9)        90,000          44,112(7)

---------------
(1) Value is calculated by multiplying the number of shares by the closing market price of the Paired Shares on the date of grant.

(2) For additional information with respect to these options, see "Option Exercises and Holdings" below.

(3) In February 1996, Mr. Sternlicht received restricted stock awards in the form of two warrants to purchase an aggregate of 45,000 Paired Shares at an exercise price of $0.67 per Paired Share. One warrant was exercisable in full on the grant date; the second warrant became exercisable in full in January 1997; and the exercisability of both warrants generally was conditioned upon Mr. Sternlicht's continued employment by the Trust. Mr. Sternlicht exercised both of these warrants in full in 1997, and the restricted stock issued upon these exercises has fully vested. Dividends were paid to Mr. Sternlicht with respect to this restricted stock award. The value of such Paired Shares at December 31, 1997 was $2,604,375, based on the closing price of the Paired Shares on the NYSE on such date ($57.875).

(4) Mr. Mendell became an officer of the Trust in January 1997 and resigned such position in March 1998.

(5) Mr. Brown became an officer of the Trust in July 1995; in March 1998 he resigned this position to become an executive officer of the Corporation.

(6) Mr. Brown was granted a restricted stock award of 22,500 Paired Shares in August 1996. Such restricted stock award was originally scheduled to vest in annual installments during the three years ended August 12, 1999. In accordance with the change of control provisions of the Trust's LTIP, upon the consummation of the ITT Merger, such restricted stock award vested in full. Dividends were paid to Mr. Brown with respect to such restricted stock award. As of December 31, 1997, the value of such 22,500 Shares was $1,302,188, based on the closing price of the Paired Shares on the NYSE on such date ($57.875).

(7) Amount shown reflects taxable reimbursement of relocation expenses.

(8) Mr. Goldman became an executive officer of the Trust in September 1996. Prior to September 1996, Mr. Goldman was an officer of the Corporation. For services rendered during 1996, the Corporation paid Mr. Goldman $131,250 in salary and a bonus of $25,000.

(9) Mr. Goldman was granted a restricted stock award of 37,500 Paired Shares in August 1996. Such restricted stock award was originally scheduled to vest in annual installments during the three years ended August 12, 1999. In accordance with the change of control provisions of the Trust's LTIP, upon the consummation of the ITT Merger, such restricted stock award vested in full. Dividends were paid to Mr. Goldman with respect to such restricted stock award. As of December 31, 1997, the value of such 37,500 Paired Shares was $2,170,313 based on the closing price of the Paired Shares on the NYSE on such date ($57.875).

THE CORPORATION

     The following table provides certain summary information concerning the compensation paid for the fiscal years ended December 31, 1997, 1996 and 1995 to the Corporation's Chief Executive Officer and each person serving as an executive officer of the Corporation during the year ended December 31, 1997.

                           SUMMARY COMPENSATION TABLE

                                                                 LONG-TERM COMPENSATION
                                                               ---------------------------
                                                               RESTRICTED
                                                                 STOCK
                                        ANNUAL COMPENSATION     AWARD(S)      SECURITIES
                                        --------------------   ----------     UNDERLYING        ALL OTHER
  NAME AND PRINCIPAL POSITION    YEAR   SALARY($)   BONUS($)     ($)(1)      OPTIONS(#)(2)   COMPENSATION($)
  ---------------------------    ----   ---------   --------   ----------    -------------   ---------------
Eric A. Danziger(3)............  1997    365,000    375,000
  President and Chief            1996    175,711    150,000    2,455,451(4)     300,000          201,312(5)
  Executive Officer
Theodore W. Darnall(6).........  1997    269,000    250,000                      40,000
  Executive Vice-President       1996    191,790    137,500    1,000,011(7)     150,000           41,758(5)
  and Chief Operating Officer
Steven R. Goldman(8)...........  1996    131,250     25,000
  Senior Vice President          1995    114,583     75,000                      69,000           19,800(9)
Alan M. Schnaid................  1997    110,000    120,000                      25,000
  Vice President and Corporate   1996     85,228     22,500                       9,750           69,918(10)
  Controller                     1995     55,000      8,500                       6,750

---------------
 (1) Value is calculated by multiplying the number of shares by the closing market price of the Paired Shares on the date of grant.

 (2) For information with respect to these options, see "Options Exercises and Holdings" below.

 (3) Mr. Danziger became an officer of the Corporation in July 1996 and resigned in February 1998.

 (4) Mr. Danziger was granted a restricted stock award of 100,222 Paired Shares in August 1996. Such restricted stock award was originally scheduled to vest in annual installments over the three years ended June 27, 1999. In accordance with the provisions of Mr. Danziger's employment contract, upon the termination of Mr. Danziger's employment with the Corporation, such restricted stock award vested in full. Dividends were paid to Mr. Danziger with respect to such restricted stock award. As of December 31, 1997, the value of such 101,222 Paired Shares was $5,800,348.25, based on the closing price of the Paired Shares on the NYSE on such date ($57.875).

 (5) Amount shown reflects taxable reimbursement of relocation expenses.

 (6) Mr. Darnall became an officer of the Corporation in April 1996.

 (7) Mr. Darnall was granted a restricted stock award of 45,283 Paired Shares in August 1996. Such restricted stock award was originally scheduled to vest in annual installments over the three years ended April 26, 1999. In accordance with the change of control provisions of the Corporation's LTIP, upon the consummation of the ITT Merger, such restricted stock award vested in full. Dividends were paid to Mr. Darnall with respect to such restricted stock award. As of December 31, 1997, the value of such 45,283 Paired Shares was $2,620,753.63, based on the closing price of the Paired Shares on the NYSE on such date ($57.875).

 (8) Mr. Goldman resigned as an officer of the Corporation in September 1996, at which time he became an executive officer of the Trust. During 1996, the Trust paid Mr. Goldman $43,750 in salary and a bonus of $75,000, and reimbursed Mr. Goldman on a taxable basis for $44,112 of relocation expenses.

 (9) Amount shown reflects cash paid by the Corporation for housing allowance.

(10) Amount shown reflects $46,635 for relocation allowance and $23,303 for taxable reimbursement of relocation expenses.

OPTION GRANTS

     The following table shows, as to each executive officer of the Trust and each executive officer of the Corporation named in the Summary Compensation Tables above, certain information concerning the options granted to that officer during the year ended December 31, 1997.

                     OPTION/SAR GRANTS IN LAST FISCAL YEAR

                                             INDIVIDUAL GRANTS
                         ---------------------------------------------------------
                         NUMBER OF     % OF TOTAL                                   POTENTIAL REALIZABLE VALUE
                         SECURITIES     OPTIONS/                                    AT ASSUMED ANNUAL RATES OF
                         UNDERLYING   SARS GRANTED                                   STOCK PRICE APPRECIATION
                          OPTIONS/    TO EMPLOYEES   EXERCISE                            FOR OPTION TERM*
                            SARS        IN LAST       PRICE                         ---------------------------
         NAME             GRANTED     FISCAL YEAR    ($/SH.)     EXPIRATION DATE       5%($)          10%($)
         ----            ----------   ------------   --------   ------------------  ------------   ------------
Barry S. Sternlicht....   400,000        23.15         53.00    September 25, 2007   13,332,566     33,787,340
Ronald C. Brown........    40,000         2.32         53.00    September 25, 2007    1,333,257      3,378,734
Steven R. Goldman......    50,000         2.89         53.00    September 25, 2007    1,666,571      4,223,418
Theodore W. Darnall....    40,000         2.32         53.00    September 25, 2007    1,333,257      3,378,734
Alan M. Schnaid........    10,000         0.58         38.50    March 3, 2007           242,124        613,591
                           15,000         0.87         53.00    September 25, 2007      499,971      1,267,025
Gary M. Mendell........   300,000        17.36        37.417    February 14, 2007     7,059,405     17,889,918

---------------
* The dollar gains under these columns result from calculations assuming 5% and 10% growth rates as set by the Securities and Exchange Commission and are not intended to forecast future price appreciation of the Paired Shares. The gains reflect a future value based upon growth at these prescribed rates. The Company did not use an alternative formula for a grant date valuation, an approach that would state gains at present, and therefore lower, value. The Company is not aware of any formula that will determine with reasonable accuracy a present value based on future unknown or volatile factors.

  It is important to note that options have value to recipients, including the listed executives, only if the price of the Paired Shares advances beyond the grant date price shown in the table during the effective option period.

     The per Paired Share exercise price of each option listed in the table above is equal to the fair market value of a Paired Share on the day that option was granted. Each of the options listed in the table above (other than the option granted to Mr. Mendell) originally was to become exercisable in three equal annual installments commencing on the first anniversary of the option grant date. In accordance with the change of control provisions of the LTIPs, upon consummation of the ITT Merger, all of these options became immediately exercisable for the full amount of Paired Shares subject thereto. The option granted to Mr. Mendell originally became exercisable as to one-fifth of the shares subject thereto on each of the second, third and fourth anniversaries of the option grant date, and as to the balance of these shares on the fifth anniversary of the grant date. Upon the termination of Mr. Mendell's employment with the Corporation, the option became exercisable in full.

OPTION EXERCISES AND HOLDINGS

     The following table provides certain information with respect to the options held as of December 31, 1997 by the executive officers of the Trust and the executive officers of the Corporation named in the Summary Compensation Tables above.

                    AGGREGATED OPTION/SAR EXERCISES IN 1997
                      AND DECEMBER 31, 1997 OPTION VALUES

                                                              NUMBER OF SHARES            VALUE OF UNEXERCISED
                                                           UNDERLYING UNEXERCISED             IN-THE-MONEY
                                                           OPTIONS/SARS AT FISCAL             OPTIONS/SARS
                                               VALUE             YEAR-END(#)            AT FISCAL YEAR-END($)(*)
                           SHARES ACQUIRED    REALIZED   ---------------------------   ---------------------------
          NAME            ON EXERCISE(#)(1)    ($)(*)    EXERCISABLE   UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
          ----            -----------------   --------   -----------   -------------   -----------   -------------
Barry S. Sternlicht.....                                   794,001       1,785,499     30,613,742     50,853,584
Gary M. Mendell.........                                         0         300,000              0      6,126,900
Ronald C. Brown.........        6,153         139,981       64,847         137,000      2,604,987      3,756,318
Steven R. Goldman.......                                    66,500         142,500      2,710,028      3,618,647
Eric A. Danziger........                                    62,500         237,500      2,083,750      7,983,838
Theodore W. Darnall.....                                    25,000         165,000        893,918      4,525,660
Alan M. Schnaid.........                                     5,500          33,750        212,121        594,601

---------------
(*) Value is calculated by subtracting the exercise price from the assumed fair market value of the Paired Shares underlying the option at December 31, 1997 and multiplying the result by the number of shares for which the option is "in the money." Fair market value was calculated based upon the average of the high and low sales prices of the Paired Shares as reported by the NYSE at December 31, 1997 ($57.84). There is no assurance that if and when any such option is exercised, the option will have this value.

COMPENSATION OF TRUSTEES AND DIRECTORS

     On the last day of March, July, September and December of each calendar year, each Trustee and each Director then in office who is not an employee of the Trust or the Corporation is awarded, under the Trust's LTIP or the Corporation's LTIP, as applicable, and on a current or deferred basis at the election of such Trustee or Director, that number of Paired Shares (rounded to the nearest whole share) equal to one-quarter of the "Annual Fee" (as defined below) divided by the fair market value of a Paired Share on the immediately preceding December 31 (a "Fee Award"); provided, however, that the number of Paired Shares issued in payment of such Annual Fee may be reduced, at the option of the recipient, by up to one-half to the extent that such Trustee or Director indicates in advance his or her election to receive cash (a "Cash Election") in such amount in lieu of Paired Shares prior to such immediately preceding December 31 or, with respect to any person who becomes a non-employee Trustee or Director subsequent to that date, within 10 days of becoming such a Trustee or Director. In addition, on or before each December 31 (or in the case of a person who first becomes a Trustee or Director subsequent to December 31, within 10 days of becoming a Trustee or Director), a Trustee or Director may, by written notice to the Trust or Corporation, elect to defer receipt of any or all of the Paired Shares to be received as a Fee Award or the cash to be received pursuant to a Cash Election. Effective January 1, 1998, the Annual Fee was increased from $25,000 to $50,000; to the extent that any award to be made to a Trustee or Director exceeds the maximum amount constituting a Fee Award under the applicable LTIP, such award will take the form of a discretionary grant.

     On June 30, 1997, each non-employee Trustee and Director received options to purchase 4,500 Paired Shares at an exercise price of $42.8125 per Paired Share, the fair market value of a Paired Share on that date. On June 30, 1998 and on June 30 of each subsequent year, each non-employee Trustee or Director will also receive options to purchase 4,500 Paired Shares at an exercise price per share equal to the fair market value of a Paired Share on the first business day prior to the date of grant.

     In addition to the compensation described above, each non-employee Trustee or Director receives a fee of $750 (or, in the case of telephonic meetings, $500) for each meeting in which he participates and a fee of $500 ($1,000 per meeting for committee chairmen) for each committee meeting in which he participates. Mr. Jones also received an additional fee of $2,500 per year (prorated) for his services as Chairman of the Board of Directors. All Trustees and Directors are reimbursed for out-of-pocket expenses incurred in attending meetings of the Board of Trustees or the Board of Directors.

EMPLOYMENT AND COMPENSATION AGREEMENTS WITH EXECUTIVE OFFICERS

The Trust

     In February 1998, Barry S. Sternlicht and the Trust entered into an amended and restated employment agreement pursuant to which Mr. Sternlicht has agreed to continue to serve as the Chairman and Chief Executive Officer of the Trust until at least December 31, 1999. The amended and restated employment agreement provides that Mr. Sternlicht will receive a minimum annual base salary of $1,000,000 and a guaranteed minimum bonus for 1998 of $1,325,000. In addition, the Trust will purchase for Mr. Sternlicht a $10,000,000 life insurance policy on his life, and will pay to Mr. Sternlicht cash in an amount equal to the amount of any excise tax imposed on him as a result of the accelerated vesting of certain outstanding stock options. Mr. Sternlicht also will receive a cash payment in respect of taxes payable by Mr. Sternlicht as a result of the vesting of the restricted stock award granted in August 1996 to Starwood Capital under the Trust's LTIP. In connection with such modifications, Mr. Sternlicht waived the accelerated vesting (as a result of the ITT Merger or the Westin Merger) of all awards to him under the Trust's LTIP that otherwise would have vested in 1998; such awards accordingly will vest in accordance with their terms, as modified.

     Mr. Sternlicht's employment is terminable by the Trust with or without cause. In the event Mr. Sternlicht's employment by the Trust is terminated by the Trust other than for "cause" or by Mr. Sternlicht for "good reason" (each as defined), the Trust has agreed to pay to Mr. Sternlicht as a severance benefit an amount equal to two times the sum of his annual base salary then in effect plus the average of his bonus for the preceding two years. In addition, all then unvested awards made to Mr. Sternlicht under the Trust's LTIP will vest in full, subject to certain exceptions.

     In connection with the execution and delivery of the amended and restated employment agreement, the Trust granted to Mr. Sternlicht an option under the Trust's LTIP to purchase 2,500,000 Paired Shares, exercisable at $54.69 per Paired Share (the market value of a Paired Share on the date of grant); this option vests in three equal annual installments, subject generally to Mr. Sternlicht's continued employment by the Trust. Until June 30, 1998, and subject to certain limitations, Mr. Sternlicht may transfer the right to purchase an aggregate of up to 500,000 of the Paired Shares subject to this option.

     In connection with the HEI Acquisition, Gary M. Mendell and the Trust entered into an employment agreement dated as of January 15, 1997, pursuant to which Mr. Mendell was employed as the President of the Trust and elected as a member of the Board of Trustees. Pursuant to the employment agreement, Mr. Mendell received a minimum base salary of $365,000 and annual incentive compensation; in addition, he was granted (i) an option to purchase 300,000 Paired Shares exercisable at $37.417 per Paired Share (the market value of a Paired Share on the date of grant), which option vests in five equal annual increments beginning on the second anniversary of the grant date, and (ii) a performance award under the Trust's LTIP entitling him to receive all distributions paid on the Paired Shares if certain performance criteria are satisfied over the five-year period ended December 5, 2001. Mr. Mendell's employment by the Trust was terminable by either party with or without cause, and was terminated by Mr. Mendell in March 1998. As a result of such termination, Mr. Mendell is entitled to a payment equal to the sum of his most recent annual base salary plus $255,500 and the immediate vesting of the option and the related performance award.

     As of March 25, 1998, Steven R. Goldman and the Trust entered into a new employment agreement in connection with Mr. Goldman's assuming the new position of Executive Vice President, Acquisitions and Development, for the Trust. Under the new agreement, Mr. Goldman's annual salary will be $325,000, with a bonus to be determined in accordance with a new plan that is expected to be considered by the Board of Trustees, and an additional retention bonus of one year's salary (at the current base salary level) conditioned upon Mr. Goldman's staying with the Trust at least one year after the closing of the ITT Merger.

Mr. Goldman will also receive, conditioned upon Mr. Goldman's staying with the Trust for the same one-year period, a cash payment in respect of taxes payable by Mr. Goldman as a result of the vesting of the restricted stock award granted to Mr. Goldman in August 1996. The Trust also undertakes to recommend to the Option Committee of the Board of Trustees that Mr. Goldman be granted an option under the Trust's LTIP at an exercise price equal to the fair market value of Paired Shares on the date of grant; the option will be for such number of Paired Shares as is determined by the Option Committee and will vest over a three-year period. In addition, the new agreement calls for the Trust to pay (i) Mr. Goldman's reasonable out-of-pocket expenses in connection with his relocation to the Fairfield/Westchester county area, (ii) relocation costs relating to a third-party purchase of Mr. Goldman's home in Phoenix to facilitate an expedient relocation and (iii) mortgage duplication expenses for a period not to exceed six months. The Trust also has agreed to make a five-year, non-interest-bearing loan to Mr. Goldman in the amount of $400,000, to be secured by a second mortgage on Mr. Goldman's new home in the Fairfield/Westchester county area. Mr. Goldman's employment is terminable by the Trust or Mr. Goldman with or without cause. In the event his employment is terminated by the Trust without cause or by Mr. Goldman due to breach by the Trust, Mr. Goldman will be entitled to severance benefits of one year's base salary and the accelerated vesting of all outstanding options.

The Corporation

     As of March 19, 1998, Juergen Bartels and the Corporation entered into an employment agreement in connection with Mr. Bartels's assuming the new position of Chief Executive Officer of the Hotel Group for the Corporation. Under the agreement, Mr. Bartels's annual salary will be $525,000, with a bonus to be determined in accordance with a new bonus plan expected to be considered by the Board of Directors. The Corporation also undertakes to recommend to the Option Committee of the Board of Directors that Mr. Bartels be granted an option under the Corporation's LTIP at an exercise price equal to the fair market value of a Paired Share on the date of grant; the option will be for such number of Paired Shares as is determined by the Option Committee and will vest over a three-year period. In addition, the employment agreement calls for the Corporation to pay
(i) Mr. Bartels's reasonable out-of-pocket expenses in connection with his relocation to the Fairfield/Westchester county area and (ii) relocation costs relating to a third-party purchase of Mr. Bartels's home in Seattle to facilitate an expedient relocation. Mr. Bartels's employment is terminable by the Corporation or Mr. Bartels with or without cause. In the event his employment is terminated by the Corporation without cause or by Mr. Bartels due to breach by the Corporation, Mr. Bartels will be entitled to severance benefits of one year's base salary and the accelerated vesting of all outstanding options.

     Eric A. Danziger and the Corporation entered into an employment agreement dated as of June 27, 1996, pursuant to which Mr. Danziger was employed as President and Chief Executive Officer of the Corporation at an annual salary of $365,000 and was guaranteed a minimum bonus of $150,000 for 1996. Mr. Danziger also received an option to purchase up to 187,500 Paired Shares at a price of $24.50 per Paired Share (the fair market value of the Paired Shares on the date of grant) and a restricted stock award of 100,222 Paired Shares. (See "The Corporation -- Summary Compensation Table" above.) The Corporation also reimbursed Mr. Danziger for expenses incurred in connection with moving his residence from Dallas, Texas to Phoenix, Arizona, and provided Mr. Danziger with a one-year non-interest bearing loan for $150,000 secured by a second mortgage on his new residence in Phoenix. This loan was paid in full by Mr. Danziger in February 1998. As a result of the termination of Mr. Danziger's employment in February 1998, Mr. Danziger is entitled to severance benefits of one year's base salary and the immediate vesting of all outstanding options and restricted stock awards.

     As of March 25, 1998, Theodore W. Darnall and the Corporation entered into a new employment agreement in connection with Mr. Darnall's assuming the new position of Executive Vice President of Hotel Operations for the Corporation. Under the new agreement, Mr. Darnall's annual salary will be $350,000, with a bonus to be determined in accordance with the anticipated new bonus plan, and an additional retention bonus of one year's salary (at the current base salary level) conditioned upon Mr. Darnall's staying with the Corporation at least one year after the closing of the ITT Merger. Mr. Darnall will also receive, conditioned upon Mr. Darnall's staying with the Corporation for the same one-year period, a cash payment in respect of taxes payable by Mr. Darnall as a result of the vesting of the restricted stock award originally granted to

Mr. Darnall in August 1996. The Corporation also undertakes to recommend to the Option Committee of the Board of Directors that Mr. Darnall be granted an option under the Corporation's LTIP at an exercise price equal to the fair market value of a Paired Share on the date of grant; the option will be for such number of Paired Shares as is determined by the Option Committee and will vest over a three-year period. In addition, the new agreement calls for the Corporation to pay (i) Mr. Darnall's reasonable out-of-pocket expenses in connection with his relocation to the Fairfield/Westchester county area and (ii) relocation costs in connection with a third-party purchase of Mr. Darnall's home in Phoenix to facilitate an expedient relocation. The Corporation also has agreed to make a five-year, non-interest-bearing loan to Mr. Darnall in the amount of $600,000, to be secured by a second mortgage on Mr. Darnall's new home in the Fairfield/Westchester county area. Mr. Darnall's employment is terminable by the Corporation or Mr. Darnall with or without cause. In the event his employment is terminated by the Corporation without cause or by Mr. Darnall due to breach by the Corporation, Mr. Darnall will be entitled to severance benefits of one year's base salary and the accelerated vesting of all outstanding options.

     In March 1998, Ronald C. Brown resigned as an officer of the Trust and became an executive officer of the Corporation; see "Directors and Executive Officers of the Corporation" included in Item 10 of this Joint Annual Report. As of March 10, 1998, Ronald C. Brown and the Corporation entered into a new employment agreement in connection with Mr. Brown's assuming the new position of Executive Vice President and Chief Financial Officer for the Corporation. Under the new agreement, Mr. Brown's annual salary will be $325,000, with a bonus to be determined in accordance with the anticipated new bonus plan. Mr. Brown also will receive, conditioned upon Mr. Brown's staying with the Corporation at least one year after the closing of the ITT Merger, a cash payment in respect of taxes payable by Mr. Brown as a result of the vesting of the restricted stock award originally granted to Mr. Brown in August 1996. The Corporation also undertakes to recommend to the Options Committee of the Board of Directors that Mr. Brown be granted an option under the Corporation's LTIP at an exercise price equal to the fair market value of a Paired Share on the date of grant; the option will be for such number of Paired Shares as is determined by the Option Committee and will vest over a three-year period. Mr. Brown's employment is terminable by the Corporation or Mr. Brown with or without cause. In the event his employment is terminated by the Corporation without cause or by Mr. Brown due to breach by the Corporation, Mr. Brown will be entitled to severance benefits of one year's base salary and the accelerated vesting of all outstanding options.

     As of March 2, 1998, Susan R. Bolger and the Corporation entered into a new employment agreement in connection with Ms. Bolger's assuming the new position of Executive Vice President of Human Resources for the Corporation. Under the new agreement, Ms. Bolger's annual salary will be $300,000, with a bonus to be determined in accordance with the anticipated new bonus plan. For 1998 Ms. Bolger is guaranteed a minimum bonus equal to 50% of her base salary prorated for the calendar year, an additional bonus of $75,000 in respect of calendar year 1997, and an additional retention bonus of one year's salary (at the current base salary level) conditioned upon Ms. Bolger's staying with the Corporation at least one year after the closing of the ITT Merger. Ms. Bolger will also receive, conditioned upon Ms. Bolger's staying with the Corporation for the same one-year period, a cash payment in respect of taxes payable by Ms. Bolger as a result of the vesting of the restricted stock award granted to Ms. Bolger in August 1996. The Corporation also undertakes to recommend to the Option Committee of the Board of Directors that Ms. Bolger be granted an option under the Corporation's LTIP at an exercise price equal to the fair market value of a Paired Share on the date of grant; the option will be for such number of Paired Shares as is determined by the Option Committee and will vest over a three-year period. In addition, the new agreement calls for the Corporation to pay (i) Ms. Bolger's reasonable out-of-pocket expenses in connection with his relocation to the Fairfield/Westchester county area, (ii) relocation costs in connection with a third-party purchase of Ms. Bolger's home in Phoenix to facilitate an expedient relocation and (iii) mortgage duplication expenses for a period not to exceed six months. The Corporation also has agreed to make a five-year, non-interest-bearing loan to Ms. Bolger in the amount of $400,000, to be secured by a second mortgage on Ms. Bolger's new home in the Fairfield/Westchester county area. Ms. Bolger's employment is terminable by the Corporation or Ms. Bolger with or without cause. In the event her employment is terminated by the Corporation without cause or by Ms. Bolger due to breach by the Corporation, Ms. Bolger will be entitled to severance benefits of one year's base salary and the accelerated vesting of all outstanding options.

                             COMPENSATION COMMITTEE
                      INTERLOCKS AND INSIDER PARTICIPATION

     During early 1997, the Compensation Committee of the Board of Trustees (the "Trust Compensation Committee") was comprised of Messrs. Sternlicht, Grose and William E. Simms. Mr. Simms resigned from the Board of Trustees in June 1997. Based on informal discussions, the Trust Compensation Committee made recommendations to the Board of Trustees regarding the compensation of the Trust's executive officers other than Mr. Sternlicht. The Option Committee of the Board of Trustees (whose members during 1997 were Messrs. Duncan, Quazzo and (from November 1997) Chapus) made recommendations during 1997 to such Board regarding Mr. Sternlicht's compensation. Based in part on the recommendations of the Trust Compensation Committee and, as to Mr. Sternlicht, the Trust Option Committee, the Board of Trustees made decisions with respect to the compensation of the Trust's executive officers. Messrs. Sternlicht and Goldman, who are executive officers of the Trust and members of the Board of Trustees, did not participate at meeting of the Trustees in discussions or votes with respect to their own compensation.

     During most of 1997, the Compensation Committee of the Board of Directors (the "Corporation Compensation Committee") was made up of Messrs. Sternlicht, Jones and Chapus. Mr. Chapus resigned from the Board of Directors and became a Trustee of the Trust in November 1997. The Corporation Compensation Committee met informally during 1997 to discuss the compensation of the Corporation's executive officers. Based in part on the recommendations of the Corporation Compensation Committee, the Board of Directors made decisions with respect to the compensation of the Corporation's executive officers. Mr. Danziger did not participate at meetings of the Directors in discussions or votes with respect to his own compensation.

     Mr. Sternlicht, the Chairman and Chief Executive Officer and a Trustee of the Trust and the Chairman of the Board of Directors of the Corporation, serves as a director of U.S. Franchise Systems, Inc. Michael A. Leven, a Director of the Corporation, serves as Chairman of the Board and Chief Executive Officer of U.S. Franchise Systems, Inc.

     Mr. Sternlicht controls and has been the President and Chief Executive Officer of Starwood Capital since its formation. Mr. Stern is an affiliate of a limited partner of Starwood Capital. For information with respect to certain transactions involving the Company and Starwood Capital, see "Starwood Capital" included in Item 13 of this Joint Annual Report, which information is incorporated in this item by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

CERTAIN BENEFICIAL OWNERS

     To the knowledge of the Trust and the Corporation, as of March 27, 1998, no person owned beneficially 5% or more of the Paired Shares, except as follows:

                                                                    AMOUNT          PERCENT OF
            NAME AND ADDRESS OF BENEFICIAL OWNER              BENEFICIALLY OWNED     CLASS(1)
            ------------------------------------              ------------------    ----------
Starwood Capital Group, L.L.C.,
  its affiliated entities and Barry S. Sternlicht...........      10,223,750(2)        5.3%(2)
Three Pickwick Plaza, Suite 250
Greenwich, CT 06830

FMR Corp....................................................       6,589,082(3)        3.6%(3)
82 Devonshire Street
Boston, MA 02109

---------------
(1) Based on the number of Paired Shares outstanding on March 27, 1998.

(2) Based on information in Amendment No. 2 to Schedule 13D dated December 31, 1996 filed by Starwood Capital Group, L.L.C., Barry S. Sternlicht, BSS Capital Partners, L.P., Sternlicht Holdings II, Inc., Harveywood Hotel Investors, L.P., Starwood Hotel Investors II-L.P., Starwood Opportunity Fund II, L.P. and Firebird Consolidated Partners, L.P. (collectively, the "Starwood Partners"), and additional information provided to the Company, Mr. Sternlicht may be deemed to beneficially own, directly or through entities controlled by him, 467,069 Paired Shares and may be deemed to have either sole or shared power to vote and dispose of such Paired Shares. Mr. Sternlicht may also be deemed to beneficially own 1,763,167 Paired Shares subject to presently exercisable options. Mr. Sternlicht holds, directly or through trusts created by him for the benefit of members of his family, Units that are exchangeable for an aggregate of 508,120 Paired Shares. Starwood Partners may be deemed to hold shares of Class A EPS and shares of Class B EPS that are exchangeable for an aggregate of 4,014,809 Paired Shares, and Units that are exchangeable for an aggregate of 3,470,585 Paired Shares. The amount beneficially owned and the percent of class calculated assumes that Starwood Capital Group, its affiliated entities and Mr. Sternlicht exchange Units for Paired Shares to the maximum extent permitted within the Ownership Limit Provision.

(3) Based on information contained in Amendment No. 2 to Schedule 13G dated February 14, 1998, filed by FMR Corp. and certain affiliates, 5,962,833 Paired Shares are held by Fidelity Management & Research Company, a wholly owned subsidiary of FMR Corp. ("FMRC") and 626,249 Paired Shares are held by Fidelity Management Trust Company, a wholly owned subsidiary of FMR Corp. ("FMTC"). FMR Corp. has sole voting power with respect to 626,249 Paired Shares and dispositive power with respect to 6,589,082 Paired Shares.

    The amount beneficially owned and the percent of class shown do not include 11,159,400 ITT Shares held by FMRC and 363,622 ITT Shares held by FMTC (as reported in Amendment No. 3 to Schedule 13G dated February 14, 1998, filed with respect to ITT Corporation), constituting approximately 9.8% of the ITT Shares outstanding on February 23, 1998. Such Amendment No. 3 also reported that FMR Corp. had sole voting power with respect to 287,922 ITT Shares and dispositive power with respect to 11,523,022 ITT Shares. The Company believes, based upon the foregoing report, that not less than 10,673,476 Paired Shares were issued to FMR Corp. in connection with the ITT Merger. Based on additional information provided to the Company, all Paired Shares reported as held by, or believed by the Company to have been issued to, FMR and its affiliates are held by various separate entities no one of which, directly or by attribution, holds in excess of 8.0% of the outstanding Paired Shares.

TRUSTEES AND EXECUTIVE OFFICERS OF THE TRUST

     The following table sets forth the beneficial ownership of Paired Shares as of March 27, 1998, by each Trustee and each executive officer of the Trust named in the Summary Compensation Table included in Item 11 hereof who owns Paired Shares and by all Trustees and executive officers of the Trust as a group. Except as otherwise provided below, each beneficial owner has sole voting and investment power with respect to all Paired Shares beneficially owned.

                                                                    AMOUNT          PERCENT OF
                  NAME OF BENEFICIAL OWNER                    BENEFICIALLY OWNED     CLASS(1)
                  ------------------------                    ------------------    ----------
Ronald C. Brown.............................................         121,806(2)         (3)
Jean-Marc Chapus............................................          24,680(4)         (3)
Bruce W. Duncan.............................................          37,999(5)         (3)
Steven R. Goldman...........................................         222,116(6)         (3)
Madison F. Grose............................................         214,174(7)         (3)
Gary M. Mendell.............................................         935,612(8)         (3)
George J. Mitchell..........................................           2,910(9)         (3)
Roger S. Pratt..............................................       4,534,187(10)        2.4%
Stephen R. Quazzo...........................................          29,627(11)        (3)
Stuart M. Rothenberg........................................       4,394,371(12)        2.3%
Barry S. Sternlicht.........................................      10,223,750(13)        5.3%
All Trustees and officers as a group........................      20,741,232(14)       10.3%

---------------
 (1) Based on the number of Paired Shares outstanding on March 27, 1998, including any exercise of options to purchase Paired Shares or any exchange of Units for Paired Shares.

 (2) Includes 85,500 Paired Shares subject to presently exercisable options.

 (3) Less than 1%.

 (4) Includes 22,500 Paired Shares subject to presently exercisable options.

 (5) Includes 22,500 Paired Shares subject to presently exercisable options.

 (6) Includes 159,000 Paired Shares subject to presently exercisable options and Units that are exchangeable for 22,616 Paired Shares.

 (7) Includes 120,000 Paired Shares subject to presently exercisable options, EPS that are exchangeable for an aggregate of 3,223 Paired Shares, and Units that are exchangeable for an aggregate of 43,299 Paired Shares. Also includes shares of EPS that are exchangeable for an aggregate of 25,990 Paired Shares and Units that are exchangeable for an aggregate of 2,382 Paired Shares, all owned by Mr. Grose's wife.

 (8) Includes 300,000 Paired Shares subject to presently exercisable options and Units that are exchangeable for an aggregate of 599,112 Paired Shares. Also includes Units owned by a limited partnership of which Mr. Mendell is general partner and exchangeable for 36,500 Paired Shares.

 (9) Includes 2,910 Paired Shares subject to presently exercisable options.

(10) Includes 4,500 Paired Shares subject to presently exercisable options. Also includes 2,775,680 Paired Shares and Units that are exchangeable for an aggregate of 1,754,007 Paired Shares, all of which are owned by Prudential on behalf of Prudential Property Investment Separate Account II ("PRISA II"); by virtue of his investment control over PRISA II, Mr. Pratt may be deemed to have an indirect pecuniary interest in these Units and Paired Shares. Does not include 508,720 Paired Shares held by Prudential on behalf of other accounts.

(11) Includes 22,500 Paired Shares subject to presently exercisable options, 6,430 Paired Shares owned by a trust of which Mr. Quazzo is settlor and over which he shares investment control, and 397 Paired Shares owned by a trust of which Mr. Quazzo's wife is settlor and over which she exercises some investment control.

(12) Includes 2,219 Paired Shares subject to presently exercisable options. Also includes shares of EPS that are exchangeable for an aggregate of 4,188,035 Paired Shares and Units that are exchangeable for an aggregate of 194,861 Paired Shares, all of which may be deemed to be owned by Goldman, Sachs and The Goldman Sachs Group, L.P. through certain investment partnerships; Mr. Rothenberg is a managing director of Goldman, Sachs & Co. and may be deemed to have an indirect pecuniary interest in such securities. Mr. Rothenberg has disclaimed beneficial ownership of these securities except to the extent of his pecuniary interest therein.

(13) See Note (2) under "Certain Beneficial Owners" above. Includes (i) 467,069 Paired Shares that may be deemed to be beneficially owned by Mr. Sternlicht, either directly or through entities controlled by him; (ii) 1,763,167 Paired Shares subject to presently exercisable options; (iii) shares of EPS that may be deemed to be beneficially owned by Mr. Sternlicht, either directly or through entities controlled by him, that are exchangeable for an aggregate of 4,014,809 Paired Shares; and (iv) Units that may be deemed to be beneficially owned by Mr. Sternlicht, either directly or through entities controlled by him, that are exchangeable for an aggregate of 3,978,705 Paired Shares. Mr. Sternlicht has disclaimed beneficial ownership of all such Paired Shares, shares of EPS and Units except to the extent of his actual pecuniary interest therein. By virtue of his service as both a Trustee of the Trust and a Director of the Corporation, Mr. Sternlicht's options, Paired Shares, shares of EPS and Units are listed and totaled both here and in the chart below.

(14) Includes 2,529,796 Paired Shares that may be acquired upon the exercise of presently exercisable options, 8,232,057 Paired Shares issuable upon the exchange of shares of EPS and 6,631,482 Paired Shares issuable upon the exchange of Units.

DIRECTORS AND EXECUTIVE OFFICERS OF THE CORPORATION

     The following table sets forth the beneficial ownership of Paired Shares as of March 27, 1998, by each Director and each executive officer of the Corporation named in the Summary Compensation Table included in Item 11 hereof who owns Paired Shares and by all Directors and executive officers of the Corporation as a group. Except as otherwise provided below, each beneficial owner has sole voting and investment power with respect to all Paired Shares beneficially owned.

                                                               NUMBER OF SHARES     PERCENT OF
                  NAME OF BENEFICIAL OWNER                    BENEFICIALLY OWNED     CLASS(1)
                  ------------------------                    ------------------    ----------
Juergen Bartels.............................................         815,269(2)        (3)
Eric A. Danziger............................................         400,222(4)        (3)
Theodore W. Darnall.........................................         196,783(5)        (3)
Jonathan D. Eilian..........................................         123,680(6)        (3)
Bruce M. Ford...............................................          24,332(7)        (3)
Graeme W. Henderson.........................................          25,072(8)        (3)
Earle F. Jones..............................................          32,178(9)        (3)
Michael A. Leven............................................          23,180(10)       (3)
Alan M. Schnaid.............................................          24,250(11)       (3)
Daniel H. Stern.............................................          23,180(12)       (3)
Barry S. Sternlicht.........................................      10,223,750(13)       5.3%
Barry S. Volpert............................................       4,394,371(14)       2.3%
Daniel W. Yih...............................................          25,611(15)       (3)
All Directors and officers as a group.......................      15,931,656(16)       8.0%

---------------
 (1) Based on the number of Paired Shares outstanding on March 27, 1998, including any exercise of options to purchase Paired Shares or any exchange of Units for Paired Shares.

 (2) Includes shares of EPS that are exchangeable for an aggregate of 815,269 Paired Shares.

 (3) Less than 1%.

 (4) Includes 300,000 Paired Shares subject to presently exercisable options.

 (5) Includes 150,000 Paired Shares subject to presently exercisable options.

 (6) Includes 120,000 Paired Shares subject to presently exercisable options.

 (7) Includes 22,500 Paired Shares subject to presently exercisable options and 85 Paired Shares owned by Mr. Ford's wife.

 (8) Includes 22,500 Paired Shares subject to presently exercisable options.

 (9) Includes 13,500 Paired Shares subject to presently exercisable options.

(10) Includes 22,500 Paired Shares subject to presently exercisable options.

(11) Includes 24,250 Paired Shares subject to presently exercisable options.

(12) Includes 22,500 Paired Shares subject to presently exercisable options.

(13) See Note (2) under "Certain Beneficial Owners" above. Includes (i) 467,069 Paired Shares that may be deemed to be beneficially owned by Mr. Sternlicht, either directly or through entities controlled by him; (ii) 1,763,167 Paired Shares subject to presently exercisable options; (iii) shares of EPS that may be deemed to be beneficially owned by Mr. Sternlicht, either directly or through entities controlled by him, that are exchangeable for an aggregate of 4,014,809 Paired Shares; and (iv) Units that may be deemed to be beneficially owned by Mr. Sternlicht, either directly or through entities controlled by him, that are exchangeable for an aggregate of 3,978,705 Paired Shares. Mr. Sternlicht has disclaimed beneficial ownership of all such Paired Shares, shares of EPS and Units except to the extent of his actual pecuniary interest therein. By virtue of his service as both a Director of the Corporation and a Trustee of the Trust, Mr. Sternlicht's options, Paired Shares, shares of EPS and Units are listed and totaled both here and above.

(14) Includes 2,219 Paired Shares subject to presently exercisable options. Also includes shares of EPS that are exchangeable for an aggregate of 4,188,035 Paired Shares and Units that are exchangeable for an aggregate of 194,861 Paired Shares, all of which may be deemed to be owned by Goldman, Sachs & Co. and The Goldman Sachs Group, L.P. through certain investment partnerships; Mr. Volpert is a managing director of Goldman, Sachs & Co. and may be deemed to have an indirect pecuniary interest in such securities. Mr. Volpert has disclaimed beneficial ownership of these securities except to the extent of his pecuniary interest therein.

(15) Includes 22,500 Paired Shares subject to presently exercisable options.

(16) Includes 2,185,636 Paired Shares that may be acquired upon the exercise of presently exercisable options, 9,018,113 Paired Shares issuable upon the exchange of shares of EPS and 4,173,566 Paired Shares issuable upon the exchange of Units.

COMPLIANCE WITH THE REPORTING REQUIREMENTS OF SECTION 16(A)

     Section 16(a) of the Exchange Act requires the Trustees, Directors and executive officers of the Company, and persons who own more than 10 percent of a registered class of the Company's equity securities, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of Paired Shares and other equity securities of the Company. Trustees, Directors, officers and greater than 10 percent shareholders are required to furnish the Company with copies of all Section 16(a) forms they file.

     To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the fiscal year ended December 31, 1997, all
Section 16(a) filing requirements applicable to its Trustees, Directors, officers and greater than 10 percent beneficial owners were complied with for the most recent fiscal year and prior fiscal years, with the exception that through inadvertence, Mr. Sternlicht in 1994 did not include in his Form 3 an indirect pecuniary interest in Paired Shares held by a partnership that he may be deemed to indirectly control, and omitted in 1995 to file two Forms 4 reporting the indirect pecuniary interest in Units exchangeable for Paired Shares acquired in exchange for assets contributed to the Partnerships in the Reorganization by limited partnerships that Mr. Sternlicht may be deemed to indirectly control. A Form 5 reporting these holdings and transactions was promptly filed by Mr. Sternlicht after the oversight was discovered. The Company believes that all such holdings and transactions were properly and timely reported by Mr. Sternlicht on Schedule 13D and amendments thereto, and that all such holdings and transactions have been properly and timely disclosed in the Company's proxy statements and annual reports.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

  Starwood Capital

     Barry Sternlicht, the Chairman and Chief Executive Officer and a Trustee of the Trust and the Chairman of the Board of Directors of the Corporation, controls and has been the President and Chief Executive Officer of Starwood Capital since its formation. In addition, Madison Grose, a Trustee of the Trust, is the General Counsel of Starwood Capital, and Messrs. Grose and Jonathan Eilian, a Director of the Corporation, are Managing Directors of, and hold indirect interests in, Starwood Capital. As of March 27, 1998, Starwood Capital and its affiliates and Mr. Sternlicht beneficially owned 5.2% of the Paired Shares then outstanding on a fully diluted basis. See "Security Ownership of Certain Beneficial Owners and Management -- Certain Beneficial Owners" in Item 12 of this Joint Annual Report. Daniel Stern, a Director of the Corporation, also is an affiliate of a limited partner of Starwood Capital.

     Starwood Capital Reimbursement Agreement. Starwood Capital and the Company have agreed that subject to approval by the independent Trustees or Directors, as appropriate, the Company will reimburse Starwood Capital for its out-of-pocket expenses and internal costs (including allocation of overhead) for services provided to the Company, other than internal costs of Starwood Capital for services of senior management of Starwood Capital or (effective August 12, 1997) services of any employee of Starwood

Capital. Starwood Capital's engagement to act as financial advisor to the Company in connection with the ITT Merger was not subject to this reimbursement limitation.

     Starwood Capital Noncompete. In connection with the Reorganization, Starwood Capital agreed (the "Starwood Capital Noncompete") that it would not compete within the United States directly or indirectly with the Realty Partnership or the Operating Partnership and would present to the Partnerships all acquisitions of (i) fee or ground interests or other equity interests in hotels in the United States and (ii) debt interests in hotels in the United States where it is anticipated that the equity will be acquired by the debt holder within one year from the acquisition of such debt. During the term of the Starwood Noncompete, Starwood Capital is not to acquire any such interest. The term of the Starwood Noncompete is until the later of July 1998 or the time at which no officer, director, general partner or employee of Starwood Capital is on either the Board of Trustees or the Board of Directors (subject to exception for certain reorganizations, mergers or other combination transactions with unaffiliated parties). During 1997, the Company granted a limited number of waivers of the Starwood Noncompete. On February 20, 1997, the Board of Trustees and the Board of Directors granted a waiver of the Starwood Noncompete to an affiliate of Starwood Capital to permit such affiliate to purchase a fixed stream of lease payments and residuals in a portfolio of hotels formerly leased to and operated by Red Lion Hotels. On May 19, 1997 the Board of Trustees and the Board of Directors granted a waiver of the Starwood Noncompete to Starwood Capital to permit an affiliate of Starwood Capital to invest in certain time-share properties in Mexico. On July 25, 1997 the Board of Trustees and the Board of Directors granted Starwood Capital a waiver of the Starwood Noncompete to permit an affiliate of Starwood Capital to sell its interest in the Davidson Hotel Properties 15-hotel portfolio, taking into account the fact that such a sale would result in the termination of any option the Company might have to purchase such portfolio. On September 8, 1997 the Board of Trustees and the Board of Directors waived the Starwood Noncompete to the extent necessary to permit an affiliate of Starwood Capital to purchase and immediately resell the Radisson Golden Triangle Hotel in Raleigh, North Carolina. On September 25, 1997, the Board of Trustees and the Board of Directors approved a waiver of the Starwood Noncompete with respect to the proposed purchase of the Hillsborough Days Inn by an affiliate of Starwood Capital.

     As described below, Starwood Capital owned an interest in Westin. Prior to the Westin acquisition, the Trust and the Corporation entered into an agreement with Westin pursuant to which Westin agreed that during the period in which an officer, director, general partner or employee of Starwood Capital is on either the Board of Trustees or the Board of Directors, and Starwood Capital co-controlled Westin, Westin would not acquire or seek to acquire hotel equity interests in the United States, other than certain specified acquisitions, including, without limitation, minority equity investments made in connection with Westin's acquisition of a management contract. The Trust and the Corporation each waived the foregoing restriction to the extent applicable with respect to a hotel property in the U.S. Virgin Islands. The Trust and the Corporation also agreed that under certain circumstances, if Westin were prohibited from consummating an opportunity that was not being independently pursued by the Trust and the Corporation prior to such prohibition, the Trust and the Corporation would not pursue such opportunity for 270 days after such prohibition. Upon the consummation of the Westin Merger, the agreements with Westin described in this paragraph were terminated.

     Acquisition of Westin. Prior to the Westin Merger, Starwood Capital and certain of its affiliates and certain Trustees, Directors and executive officers had interests in Westin as follows:

          (i) WHWE held an approximately 50% voting (an approximately 35.16% interest in profits) Class A membership interests in W&S LLC, which owned in excess of 99% of the outstanding equity securities of each of Westin Worldwide, Seattle, Lauderdale, Atlanta, St. John and Denver (the "Westin Subsidiaries"). The majority of the interests in WHWE were held by investment funds under the indirect control of The Goldman Sachs Group, L.P. The Goldman Sachs. Group, L.P. nay be deemed to have been the beneficial owners of the shares held by WHWE and Messrs. Volpert and Rothenberg may be deemed to have been the beneficial owners of the shares of Westin Worldwide and a similar proportion number of shares of the other Westin Subsidiaries beneficially owned by WHWE or The Goldman Sachs Group, L.P. through partnership in or employment by Goldman Sachs or one or more of its affiliates; however, such beneficial ownership was disclaimed.

          (ii) Starwood Capital, through certain of its affiliates, was the general partner of Woodstar, which held an approximately 50% voting interest (an approximately 35.23% interest in profits) in WHWE. Starwood Capital and, therefore, Mr. Sternlicht, may be deemed to have been the beneficial owner of the shares held by Woodstar Investor Partnership, a privately held real property investment partnership.

          (iii) Mr. Stern was a director of Westin immediately prior to the Westin Merger, and Mr. Sternlicht had been a director of Westin prior to September 1997.

          (iv) Mr. Bartels held a 2.69% Class A interest in the profits of the LLC and accordingly may be deemed to have been the beneficial owner of 2.69% of Westin Worldwide and a similar proportional number of shares of the other Westin Subsidiaries; however, Mr. Bartels disclaimed such beneficial ownership.

          (v) Messrs. Sternlicht, Grose and Eilian were investors in, and Mr. Stern was an affiliate of an investor in, Marswood, a partner in Woodstar.

     In connection with the Westin Merger, all of the outstanding shares of Westin Worldwide were canceled and the Members received their proportionate shares (which approximated their respective profit interests in the LLC) of the shares of Class A EPS and the shares of Class B EPS that were issued in the Westin merger. In connection with the Subsidiary Contributions, the Members received their proportionate shares (which approximated their profit interests in the LLC ) of the Class A RP Units and the Class B OP Units that were issued in connection with the Subsidiary Contributions.

     Other Westin Relationships. Starwood Capital and its affiliates hold a 37% interest in a golf course management company that currently manages one golf course that is associated with a Westin hotel and a 20% interest in a Mexican company that operates timeshare resorts adjacent to the three Westin hotels that make up the Westin Regina Portfolio. Individuals affiliated with Starwood Capital, including individuals who are Trustees and Directors, and certain other affiliates of Starwood Capital hold a 75% interest in the company that operates the Westin Innisbrook Resort and the Tamarron Hilton.

     Acquisition of ITT. Starwood Hotels engaged Starwood Capital to act as financial advisor to the Company in connection with the transactions contemplated by the ITT Merger Agreement. Starwood Capital received a fee of $17.5 million (of which $10.5 million was paid in cash and $7 million was paid in Paired Shares) plus a tax gross-up payment of $5 million upon the closing of the ITT Merger as full consideration for services rendered in connection with the ITT Merger and related dispositions. Pursuant to its engagement by Starwood Hotels, the principals of Starwood Capital led the structuring and negotiations of the ITT Merger, conducted and coordinated the due diligence investigation (including conducting management interviews, reviewing and analyzing financial data and visiting properties), advised and procured financing, oversaw the implementation of the public and investor relations and political lobbying campaigns, coordinated the receipt of gaming regulatory approvals and coordinated legal and tax advice. In addition, the principals of Starwood Capital have led and continue to lead negotiations for the disposition of non-strategic ITT assets, including the disposition of ITT World Directories, and are advising Starwood Hotels with respect to the integration of both ITT and Westin into Starwood Hotels.

     Trademark License. Starwood Capital has granted to the Company an exclusive, non-transferable royalty-free license to use the "Starwood" name and trademarks in connection with the hotel and hospitality services business in North America, and to use the "Starwood" name in its corporate name worldwide, in perpetuity.

  Loans to Officers

     During 1996, the Corporation made a $150,000 non-interest-bearing loan to Eric A. Danziger, President and Chief Executive Officer of the Corporation, secured by a second mortgage on Mr. Danziger's residence in Phoenix, Arizona. The loan was repaid in full in February 1998.

     During 1996, the Corporation made a $266,000 non-interest-bearing loan to Theodore W. Darnall, then Executive Vice President and Chief Operating Officer (and currently) Executive Vice President of the Hotel

Group of the Corporation. The loan is secured by a second mortgage on Mr. Darnall's residence in Phoenix, Arizona. Upon the sale of Mr. Darnall's home in Pittsburgh in 1997, $116,000 of the loan was repaid. The unpaid loan balance of $150,000 matures upon termination of Mr. Darnall's employment with the Corporation.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

     (a) The following documents are filed as a part of this Joint Annual
Report:

          1. The financial statements and financial statements schedules listed in the Index to Financial Statements and Financial Statements Schedules following the signature pages hereof.

          2. Exhibits:

EXHIBIT
NUMBER                       DESCRIPTION OF EXHIBIT
-------                      ----------------------
 2.1      Formation Agreement, dated as of November 11, 1994, among
          the Trust, the Corporation, Starwood Capital and the
          Starwood Partners (incorporated by reference to Exhibit 2 to the Trust's and the Corporation's Joint Current Report on
          Form 8-K dated November 16, 1994(1)).
 2.2      Form of Amendment No. 1 to Formation Agreement, dated as of
          July 1995, among the Trust, the Corporation and the Starwood
          Partners (incorporated by reference to Exhibit 10.23 to the
          Trust's and the Corporation's Joint Registration Statement
          on Form S-2 filed with the SEC on June 29, 1995
          (Registration Nos. 33-59155 and 33-59155-01) (the "S-2
          Registration Statement")).
 2.3      Transaction Agreement, dated as of September 8, 1997, by and among the Trust, the Corporation, Realty Partnership,
          Operating Partnership, WHWE L.L.C., Woodstar Investor
          Partnership ("Woodstar"), Nomura Asset Capital Corporation,
          Juergen Bartels, Westin Hotels & Resorts Worldwide, Inc.,
          W&S Lauderdale Corp., W&S Seattle Corp., Westin St. John
          Hotel Company, Inc., W&S Denver Corp., W&S Atlanta Corp. and
          W&S Hotel L.L.C. (incorporated by reference to Exhibit 2 to the Trust's and the Corporation's Joint Current Report on
          Form 8-K dated September 9, 1997, as amended by the Form
          8-K/A dated December 18, 1997).
 2.4      Amended and Restated Agreement and Plan of Merger, dated as of November 12, 1997, by and among the Corporation, the
          Trust, Chess Acquisition Corp. ("Chess") and ITT
          (incorporated by reference to Exhibit 2.1 to the Trust's and the Corporation's Joint Current Report on Form 8-K dated
          November 13, 1997).
 3.1      Declaration of Trust of the Trust, amended and restated as of June 6, 1988, as amended through February 23, 1998.(3)
 3.2      Articles of Incorporation of the Corporation, amended and
          restated as of February 1, 1995, as amended through March
          19, 1998.(3)
 3.3      Amended and Restated Trustee's Regulations of the Trust, as
          amended through December 18, 1997.(3)
 3.4      Amended and Restated Bylaws of the Corporation, as amended through December 18, 1997.(3)
 4.1      Pairing Agreement, dated June 25, 1986, between the Trust
          and the Corporation (incorporated by reference to Exhibit
          4.1 to the Trust's and the Corporation's Joint Annual Report
          on Form 10-K for the year ended December 31, 1994 (the "1994
          Form 10-K")).
 4.2      Amendment No. 1 to the Pairing Agreement, dated as of
          February 1, 1995, between the Trust and the Corporation
          (incorporated by reference to Exhibit 4.2 to the Trust's and the Corporation's Joint Annual Report on Form 10-K for the
          year ended December 31, 1995 (the "1995 Form 10-K")).
 4.3      Amendment No. 2 to the Pairing Agreement, dated as of
          January 2, 1998, between the Trust and the Corporation.(3)
10.1      Form of Second Amended and Restated Limited Partnership
          Agreement for Realty Partnership, dated November 14, 1997, among the Trust and the limited partners of Realty
          Partnership, together with the First Amendment thereto,
          dated January 1, 1998, and Certificate of Admission of
          Realty Partnership, effective January 2, 1998.(3)

EXHIBIT
NUMBER                       DESCRIPTION OF EXHIBIT
-------                      ----------------------
10.2      Form of Second Amended and Restated Limited Partnership
          Agreement for Operating Partnership, dated November 14,
          1997, among the Corporation and the limited partners of
          Operating Partnership, together with the First Amendment
          thereto, dated January 1, 1998, and Certificate of Admission of Operating Partnership, effective January 2, 1998.(3)
10.3      Form of Amended and Restated Lease Agreement, entered into as of January 1, 1993, between the Trust as Lessor and the
          Corporation (or a subsidiary) as Lessee (incorporated by
          reference to Exhibit 10.19 to the Trust's and the
          Corporation's Joint Annual Report on Form 10-K for the year ended December 31, 1992).
10.4      Form of Stock Purchase Agreement, dated as of February 23,
          1998, between the Trust and the Corporation.(3)
10.5      Amended and Restated Employment Agreement, dated as of
          February 17, 1998, between the Trust and Barry S.
          Sternlicht, together with an amendment, dated as of March
          11, 1998.(2)(3)
10.6      Non-Qualified Stock Option Agreement, dated as of February
          17, 1998, between the Trust and Barry S. Sternlicht.(2)(3)
10.7      Employment Agreement, dated March 2, 1998, between the
          Corporation and Susan R. Bolger.(2)(3)
10.8      Employment Agreement, dated March 25, 1998, between the
          Corporation and Ronald C. Brown.(2)(3)
10.9      Employment Agreement, dated March 25, 1998, between the
          Corporation and Juergen Bartels.(2)(3)
10.10     Employment Agreement, dated March 25, 1998, between the
          Corporation and Theodore W. Darnall.(2)(3)
10.11     Employment Agreement, dated March 25, 1998, between the
          Trust and Steven R. Goldman.(2)(3)
10.12     Employment Agreement, dated June 27, 1996, between the
          Corporation and Eric A. Danziger (incorporated by reference to Exhibit 10.4 to the Trust's and the Corporation's Joint
          Quarterly Report on Form 10-Q for the quarterly period ended
          June 30, 1996 (the "1996 Form 10-Q2").(2)
10.13     Employment Agreement, dated as of January 15, 1997, between the Trust and Gary M. Mendell (incorporated by reference to
          Exhibit 10.1 to the Trust's and the Corporation's Joint
          Quarterly Report on Form 10-Q for the quarterly period ended
          March 31, 1997 (the "1997 Form 10-Q1").(2)
10.14     Separation Agreement, dated June 18, 1996, between the Trust and Jeffrey C. Lapin (incorporated by reference to Exhibit
          10.5 to the 1996 Form 10-Q2).(2)
10.15     Starwood Hotels & Resorts 1995 Long-Term Incentive Plan
          (Amended and Restated as of November 12, 1997) (the "Trust
          LTIP") (incorporated by reference to Exhibit C to the
          Trust's and the Corporation's Joint Proxy Statement, dated
          November 12, 1997 (the "1997 Proxy Statement")).(2)
10.16     Starwood Hotels & Resorts Worldwide, Inc., 1995 Long-Term
          Incentive Plan (Amended and Restated as of November 12,
          1997) (the "Corporation LTIP") (incorporated by reference to
          Exhibit D to the 1997 Proxy Statement).(2)
10.17     Form of Indemnification Agreement and Amendment No. 1 to
          Indemnification Agreement between the Trust and each of its
          Trustees and executive officers (incorporated by reference to Exhibit 10.7 to the 1995 Form 10-K).(2)
10.18     Form of Indemnification Agreement and Amendment No. 1 to
          Indemnification Agreement between the Corporation and each of its Directors and executive officers (incorporated by
          reference to Exhibit 10.8 to the 1995 Form 10-K).(2)
10.19     Form of Amendment No. 2 to Indemnification Agreement, dated
          June 26, 1997, between the Trust and each of its Trustees
          and executive officers (incorporated by reference to Exhibit
          10.1 to the Trust's and the Corporation's Joint Quarterly
          Report on Form 10-Q for the quarterly period ended June 30,
          1997 (the "1997 Form 10-Q2")).(2)
10.20     Form of Amendment No. 2 to Indemnification Agreement, dated
          June 26, 1997, between the Corporation and each of its
          Directors and executive officers (incorporated by reference to Exhibit 10.2 to the 1997 Form 10-Q2).(2)

EXHIBIT
NUMBER                       DESCRIPTION OF EXHIBIT
-------                      ----------------------
10.21     Form of Westin/HOT Agreement, dated as of May 1995, among
          W&S Hotel L.L.C., W&S Hotel Holding Corp., Westin Hotel
          Company, Realty Partnership, Operating Partnership, WHWE
          L.L.C. and Woodstar Limited Partnership (incorporated by
          reference to Exhibit 10.24 to the S-2 Registration
          Statement).
10.22     Form of Trademark License Agreement, dated as of December
          10, 1997, between Starwood Capital and the Trust.(3)
10.23     Exchange Rights Agreement, dated as of January 1, 1995,
          among the Trust, the Corporation, Realty Partnership,
          Operating Partnership and the Starwood Partners
          (incorporated by reference to Exhibit 2B to the Trust's and the Corporation's Joint Current Report on Form 8-K dated
          January 31, 1995 (the "Formation Form 8-K")).
10.24     Registration Rights Agreement, dated as of January 1, 1995, among the Trust, the Corporation and Starwood Capital
          (incorporated by reference to Exhibit 2C to the Formation
          Form 8-K).
10.25     Amended and Restated Loan Agreement, dated as of April 26,
          1996, among Realty Partnership, CP Hotel Realty Partnership
          Limited Partnership ("CP Hotel"), Midland Building
          Corporation ("Midland"), the Trust and Lehman Capital
          (incorporated by reference to Exhibit 10.31 to the Trust's and the Corporation's Joint Annual Report on Form 10-K for
          the year ended December 31, 1996, as amended by the Form
          10-K/A dated April 25, 1997, and by the Form 10-K/A dated
          December 18, 1997 (collectively, the "1996 Form 10-K")).
10.26     Form of Amendment No. 2, dated as of April 25, 1997, to
          Amended and Restated Loan Agreement among Realty
          Partnership, the Trust, CP Hotel, Midland and Lehman Capital
          (incorporated by reference to Exhibit 10.3 to the 1997 Form
          10-Q2).
10.27     Purchase and Sale Agreement, dated as of May 3, 1996, among, inter alia, 730 Cal Hotel Properties II, Inc., Cal Hotel
          Properties I Associates, Realty Partnership and Operating
          Partnership (incorporated by reference to Exhibit 10.6 to
          the 1996 Form 10-Q2).
10.28     Exchange Rights Agreement, dated as of June 3, 1996, among the Trust, the Corporation, Realty Partnership, Operating
          Partnership, Philadelphia HIR Limited Partnership and
          Philadelphia HSR Limited Partnership (incorporated by
          reference to Exhibit 10.1 to the 1996 Form 10-Q2).
10.29     Registration Rights Agreement, dated as of June 3, 1996,
          among the Trust, the Corporation and Philadelphia HSR
          Limited Partnership (incorporated by reference to Exhibit
          10.2 to the 1996 Form 10-Q2).
10.30     Asset Purchase Agreement, dated as of March 25, 1996,
          between Hotels of Distinction, Inc., and Realty Partnership
          (effective July 3, 1996) (incorporated by reference to
          Exhibit 10.7 to the 1996 Form 10-K).
10.31     Loan Agreement, dated as of August 16, 1996, between the
          Realty Partnership and the Trust, as the borrower, and
          Goldman Sachs Mortgage Company, as lender (incorporated by reference to Exhibit 10.33 to the 1996 Form 10-K).
10.32     Contribution Agreement, dated as of January 15, 1997, by and among HEI Hotels, L.L.C., Westport Management, L.L.C.,
          Savior Limited Partnership, Judith Rushmore, Orna L.
          Shulman, Murray Dow, Steve Mendell, Gary Mendell, Zapco
          Communications, Inc., Westport Hospitality, Inc., the
          Corporation and Operating Partnership (incorporated by
          reference to Exhibit 10.3 to the 1997 Form 10-Q1).
10.33     Contribution Agreement, dated as of January 15, 1997, by and among, inter alia, Realty Partnership, Operating
          Partnership, the Trust, the Corporation, Prudential HEI
          Joint Venture and Gary M. Mendell (incorporated by reference to Exhibit 10.4 to the 1997 Form 10-Q1).
10.34     Units Exchange Rights Agreement, dated as of February 14,
          1997, by and among, inter alia, the Trust, the Corporation,
          Realty Partnership, Operating Partnership and the Starwood
          Partners.(3)
10.35     Class A Exchange Rights Agreement, dated as of February 14,
          1997, by and among, inter alia, the Trust, the Corporation,
          Operating Partnership and the Starwood Partners.(3)
10.36     Promissory Note, dated as of February 14, 1997, by Realty
          Partnership and the Trust, the Corporation, and Operating
          Partnership, in favor of The Prudential Insurance Company of
          America ("Prudential"), on behalf of Prudential Property
          Investment Separate Account II ("PRISA II") (incorporated by reference to Exhibit 10.2 to the 1997 Form 10-Q1).
10.37     Form of letter, dated April 9, 1997, from Realty Partnership and the Trust to PRISA II extending the maturity date of the
          Promissory Note, dated as of February 14, 1997 (incorporated by reference to Exhibit 10.4 to the 1997 Form 10-Q2).

EXHIBIT
NUMBER                       DESCRIPTION OF EXHIBIT
-------                      ----------------------
10.38     Form of Amendment to Purchase Money Promissory Note, dated
          April 26, 1997, between Realty Partnership and the Trust in favor of Prudential, on behalf of PRISA II (incorporated by reference to Exhibit 10.5 to the 1997 Form 10-Q2).
10.39     Form of Amendment No. 2 to Purchase Money Promissory Note,
          dated May 28, 1997, between Realty Partnership and the Trust in favor of Prudential, on behalf of PRISA II (incorporated by reference to Exhibit 10.6 to the 1997 Form 10-Q2).
10.40     Amended and Restated Installment Sale Agreement, dated as of
          February 1, 1997, between Philadelphia Authority for
          Industrial Development and Realty Partnership (incorporated by reference to Exhibit 10.5 to the 1997 Form 10-Q1).
10.41     Exchange Rights Agreement, dated as of March 11, 1997, among the Corporation, the Trust, Realty Partnership, Operating
          Partnership and the Hermitage, L.P.(3)
10.42     Registration Rights Agreement, dated as of March 11, 1997, among the Corporation, the Trust, Realty Partnership,
          Operating Partnership and the Hermitage, L.P.(3)
10.43     Credit Agreement, dated as of August 18, 1997, among SLT
          Mexico, S. de R.L. de C.V., as Borrower, Realty Partnership
          and the Trust, as Guarantors, the Lenders party thereto and
          Bancomer, S.A., Cayman Islands Branch, as Agent.(3)
10.44     Purchase and Sale Agreement, dated as of July 18, 1997, by and among, inter alia, Thomas J. Flately, Tara Hotel
          Management Co. LLC, Realty Partnership and Operating
          Partnership (incorporated by reference to Exhibit 2 to the
          Trust's and the Corporation's Joint Current Report on Form
          8-K dated September 10, 1997, as amended by the Form 8-K/A dated December 18, 1997).
10.45     Credit Agreement, dated as of September 10, 1997, between
          Realty Partnership and the Trust and BTC, Lehman Capital,
          BankBoston, N.A., and Bank of Montreal (incorporated by
          reference to Exhibit 10.1 to the Trust's and the
          Corporation's Joint Quarterly Report on Form 10-Q for the
          quarterly period ended September 30, 1997, as amended by the
          Form 10-Q/A dated November 10, 1997 (as so amended, the
          "1997 Form 10-Q3")).
10.46     Purchase Agreement, dated as of October 10, 1997, by and
          among the Trust, the Corporation, UBS Limited, Union Bank of
          Switzerland, London Branch and UBS Securities LLC.(3)
10.47     ISDA Master Agreement and Forward Stock Contract, each dated as of October 13, 1997, by and among the Trust, the
          Corporation, UBS Limited, Union Bank of Switzerland, London
          Branch and UBS Securities LLC.(3)
10.48     Loan Agreement, dated as of December 29, 1997, among
          Woodstar, the Lenders party thereto, BT Alex. Brown
          Incorporated ("Alex Brown") and Chase Securities Inc. as
          Arranging Agents and BTC and Chase Bank as Administrative
          Agents.(3)
10.49     Loan Agreement, dated as of December 29, 1997, among WHWE
          L.L.C., the Lenders party thereto, Alex Brown and Chase
          Securities Inc. as Arranging Agents and BTC and Chase Bank
          as Administrative Agents.(3)
10.50     Exchange Rights Agreement, dated as of January 2, 1998,
          among, inter alia, the Trust, Realty Partnership and
          Woodstar.(3)
10.51     Exchange Rights Agreement, dated as of January 2, 1998,
          among, inter alia, the Corporation, Operating Partnership
          and Woodstar.(3)
10.52     Registration Rights Agreement, dated as of January 2, 1998, among, inter alia, the Trust, the Corporation, and
          Woodstar.(3)
10.53     Purchase and Sale Agreement and Joint Escrow Instructions,
          dated as of December 30, 1997, by and among the Corporation, the Trust and New Remington Partners.(3)
10.54     Stock Agreement and Registration Rights Agreement, each
          dated as of January 15, 1998 by and among the Corporation, the Trust and New Remington Partners.(3)
10.55     Purchase and Sale Agreement and Joint Escrow Instructions,
          dated as of December 30, 1997, by and among the Corporation, the Trust and Savannah Limited Partnership.(3)
10.56     Stock Agreement and Registration Rights Agreement, each
          dated as of January 15, 1998, by and among the Corporation, the Trust and Savannah Limited Partnership.(3)
10.57     Purchase and Sale Agreement and Joint Escrow Instructions,
          dated as of December 30, 1997, by and among the Corporation, the Trust and N.Y. Overnight Partners, L.P.(3)
10.58     Stock Agreement and Registration Rights Agreement, each
          dated as of January 15, 1998, by and among the Corporation, the Trust and N.Y. Overnight Partners, L.P.(3)

EXHIBIT
NUMBER                       DESCRIPTION OF EXHIBIT
-------                      ----------------------
10.59     Purchase and Sale Agreement and Joint Escrow Instructions,
          dated as of December 30, 1997, by and among the Corporation, the Trust and D.C. Overnight Partners, L.P.(3)
10.60     Stock Agreement and Registration Rights Agreement, each
          dated as of January 15, 1998, by and among the Corporation, the Trust and D.C. Overnight Partners, L.P.(3)
10.61     Credit Agreement, dated as of February 23, 1998, among the
          Trust, Realty Partnership, the Corporation, Chess (and ITT
          as its successor by merger), certain additional borrowers, various lenders, BTC and The Chase Manhattan Bank ("Chase
          Bank"), as Administrative Agents, and Lehman Paper and Bank
          of Montreal, as Syndication Agents (incorporated by
          reference to Exhibit 10.1 to the Trust's and the
          Corporation's Joint Current Report on Form 8-K dated
          February 23, 1998 (the "ITT Form 8-K")).
10.62     First Amendment to the Credit Agreement, dated as of March
          3, 1998, among the Trust, Realty Partnership, the
          Corporation, ITT, the lenders party to the Credit Agreement,
          BTC and The Chase Manhattan Bank, as Administrative Agents,
          and Lehman Paper and Bank of Montreal, as Syndication
          Agents, and the new lenders (incorporated by reference to
          Exhibit 10.2 to the ITT Form 8-K).
10.63     Pledge and Security Agreement, dated as of February 23,
          1998, executed and delivered by the Trust, the Corporation and the other Pledgors party thereto, in favor of BTC as
          Collateral Agent.(3)
10.64     Senior Secured Increasing Rate Note Agreement, dated as of
          February 23, 1998, by and among the Corporation, the Trust, the Guarantors named therein and the Lenders named therein
          (incorporated by reference to Exhibit 10.3 to the ITT Form
          8-K).
10.65     Loan Agreement, dated as of February 23, 1998, between the
          Trust and the Corporation, together with Promissory Note
          executed in connection therewith, by the Corporation to the order of the Trust, in the principal amount of
          $3,282,000,000.(3)
10.66     Loan Agreement, dated as of February 23, 1998, between the
          Trust and the Corporation, together with Promissory Note
          executed in connection therewith, by the Corporation to the order of the Trust, in the principal amount of
          $100,000,000.(3)
10.67     Loan Agreement, dated as of February 23, 1998, between the
          Trust and the Corporation, together with Promissory Note
          executed in connection therewith, by the Corporation to the order of the Trust, in the principal amount of
          $50,000,000.(3)
10.68     Purchase Agreement, dated as of February 23, 1998, by and
          among the Trust, the Corporation, Lehman Brothers Inc. and
          Lehman Brothers Finance S.A., together with Price Adjustment
          Agreement entered into in connection therewith.(3)
10.69     Purchase Agreement, dated as of February 23, 1998, by and
          among the Trust, the Corporation, NationsBanc Montgomery
          Securities LLC and NMS Services, Inc., together with Price
          Adjustment Agreement entered into in connection
          therewith.(3)
10.70     Purchase Agreement, dated as of February 23, 1998, by and
          among the Trust, the Corporation, Merrill Lynch, Pierce,
          Fenner & Smith Incorporated and Merrill Lynch International,
          together with Price Adjustment Agreement entered into in
          connection therewith.(3)
11.0      Combined statement regarding computation of per share
          earnings (incorporated by reference to Exhibit 11 on the
          First Quarter 10-Q).
21.1      Subsidiaries of the Trust.(3)
21.2      Subsidiaries of the Corporation.(3)
21.3      Subsidiaries of ITT Corporation.(3)
23.       Consent of Coopers & Lybrand L.L.P.(3)
27.1      Financial Data Schedule for Starwood Hotels & Resorts
          Worldwide, Inc.(3)
27.2      Financial Data Schedule for Starwood Hotels & Resorts(3)

---------------
(1) The SEC file numbers of all filings made by the Trust and the Corporation pursuant to the Securities
     Act of 1934, as amended, and referenced herein are: 1-6828 (the Trust) and 1-7959 (the Corporation).

(2) Management contract or compensatory plan or arrangement required to be filed as an exhibit hereto pursuant to Item 14(c) of Form 10-K.

(3) Filed herewith.

     (b) Reports on Form 8-K.

     During the fourth quarter of 1997, the Trust and the Corporation filed the following Joint Current Reports on Form 8-K:

     On October 21, 1997, the Company filed a Joint Current Report on Form 8-K (as amended by the Form 8-K/A dated October 29, 1997) reporting under Item 5 the execution and delivery of the ITT Merger Agreement.

     On November 13, 1997, the Company filed a Joint Current Report on Form 8-K (as amended by the Form 8-K/A dated December 18, 1997 and the Form 8-K/A dated January 7, 1998) to file, under Item 7, pro forma financial statements in connection with the Westin Merger.

     On November 13, 1997, the Company filed a Joint Current Report on Form 8-K to report under Item 5 of Form 8-K the amendment of the ITT Merger Agreement.

     On December 18, 1997, the Company filed a Form 8-K/A dated December 18, 1997 as an amendment to a Joint Current Report on Form 8-K, dated February 10, 1997, which was filed to report under Item 5 the acquisition of HEI.

     On December 18, 1997, the Company filed a Joint Current Report on Form 8-K/A amending the Joint Current Report on Form 8-K dated September 9, 1997, which was filed to report under Item 5 the Company's acquisition of the Flatley Portfolio.

     On December 18, 1997, the Company filed a Joint Current Report on Form 8-K/A amending the Joint Current Report on Form 8-K dated September 10, 1997, which was filed to report under Item 5 the entering into of the Westin Merger Agreement.

                                   SIGNATURE

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          STARWOOD HOTELS & RESORTS

                                          By:    /s/ BARRY S. STERNLICHT

                                            ------------------------------------
                                                    Barry S. Sternlicht,
                                            Chairman and Chief Executive Officer

Date: March 31, 1998

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

                     SIGNATURE                                     TITLE                     DATE
                     ---------                                     -----                     ----

              /s/ BARRY S. STERNLICHT                Chairman, Chief Executive Officer  March 31, 1998
---------------------------------------------------  and Trustee (Principal Executive,
                Barry S. Sternlicht                  Financial and Accounting Officer)

                                                     Trustee                            March   , 1998
---------------------------------------------------
                 Steven R. Goldman

               /s/ JEAN-MARC CHAPUS                  Trustee                            March 31, 1998
---------------------------------------------------
                 Jean-Marc Chapus

                /s/ BRUCE W. DUNCAN                  Trustee                            March 31, 1998
---------------------------------------------------
                  Bruce W. Duncan

                                                     Trustee                            March   , 1998
---------------------------------------------------
                 Madison F. Grose

                                                     Trustee                            March   , 1998
---------------------------------------------------
                George J. Mitchell

                /s/ ROGER S. PRATT                   Trustee                            March 31, 1998
---------------------------------------------------
                  Roger S. Pratt

               /s/ STEPHEN R. QUAZZO                 Trustee                            March 31, 1998
---------------------------------------------------
                 Stephen R. Quazzo

             /s/ STUART M. ROTHENBERG                Trustee                            March 31, 1998
---------------------------------------------------
               Stuart M. Rothenberg

                                   SIGNATURE

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          STARWOOD HOTELS & RESORTS
                                          WORLDWIDE, INC.

                                          By:      /s/ RONALD C. BROWN

                                            ------------------------------------
                                                      Ronald C. Brown,
                                                Executive Vice President and
                                                  Chief Financial Officer

Date: March 31, 1998

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

                     SIGNATURE                                     TITLE                     DATE
                     ---------                                     -----                     ----

              /s/ BARRY S. STERNLICHT                Chairman of the Board of           March 31, 1998
---------------------------------------------------  Directors and Director
                Barry S. Sternlicht

                /s/ RONALD C. BROWN                  Executive Vice President and       March 31, 1998
---------------------------------------------------  Chief Financial Officer
                  Ronald C. Brown                    (Principal Financial and
                                                     Accounting Officer)

                /s/ JUERGEN BARTELS                  Chief Executive, Hotel Operating   March 31, 1998
---------------------------------------------------  Group and Director (Principal
                  Juergen Bartels                    Executive Officer)

              /s/ JONATHAN D. EILIAN                 Director                           March 31, 1998
---------------------------------------------------
                Jonathan D. Eilian

                 /s/ BRUCE M. FORD                   Director                           March 31, 1998
---------------------------------------------------
                   Bruce M. Ford

                                                     Director                           March   , 1998
---------------------------------------------------
                Graeme W. Henderson

                /s/ EARLE F. JONES                   Director                           March 31, 1998
---------------------------------------------------
                  Earle F. Jones

               /s/ MICHAEL A. LEVEN                  Director                           March 31, 1998
---------------------------------------------------
                 Michael A. Leven

                                                     Director                           March   , 1998
---------------------------------------------------
                  Daniel H. Stern

                                                     Director                           March   , 1998
---------------------------------------------------
                 Barry S. Volpert

                 /s/ DANIEL W. YIH                   Director                           March 31, 1998
---------------------------------------------------
                   Daniel W. Yih

                           STARWOOD HOTELS & RESORTS
                   STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

        INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

                        AS OF DECEMBER 31, 1997 AND 1996
              AND FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED
                               DECEMBER 31, 1997

INDEPENDENT AUDITOR'S REPORT................................   F-2

STARWOOD HOTELS & RESORTS AND STARWOOD HOTELS & RESORTS
  WORLDWIDE, INC.:
     Combined Consolidated Balance Sheets...................   F-3
     Combined Consolidated Statements of Operations.........   F-4
     Combined Consolidated Statements of Cash Flows.........   F-5
     Combined Consolidated Statements of Shareholders'
      Equity................................................   F-6
STARWOOD HOTELS & RESORTS:
     Consolidated Balance Sheets............................   F-7
     Consolidated Statements of Operations..................   F-8
     Consolidated Statements of Cash Flows..................   F-9
     Consolidated Statements of Shareholders' Equity........  F-10
STARWOOD HOTELS & RESORTS WORLDWIDE, INC.:
     Consolidated Balance Sheets............................  F-11
     Consolidated Statements of Operations..................  F-12
     Consolidated Statements of Cash Flows..................  F-13
     Consolidated Statements of Shareholders' Equity........  F-14
NOTES TO FINANCIAL STATEMENTS...............................  F-15
SCHEDULES:
     Schedule III -- Real Estate and Accumulated
      Depreciation..........................................  F-51
     Schedule IV -- Mortgage Loans on Real Estate...........  F-58

                          INDEPENDENT AUDITOR'S REPORT

To the Boards of Trustees and Directors and Shareholders of Starwood Hotels & Resorts and Starwood Hotels & Resorts Worldwide, Inc.:

     We have audited the accompanying separate and combined consolidated financial statements and financial statement schedules of Starwood Hotels & Resorts (a Maryland real estate investment trust) and its subsidiaries (the "Trust") and Starwood Hotels & Resorts Worldwide, Inc. (a Maryland corporation) and its subsidiaries (the "Corporation"), collectively the "Company," as of December 31, 1997 and 1996, and for each of the three years in the period ended December 31, 1997, listed in the foregoing index to financial statements and financial statement schedules. These financial statements and financial statement schedules are the responsibility of the Trust's and the Corporation's managements. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

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

     In our opinion, such separate and combined financial statements present fairly, in all material respects, the financial position of the Company and the financial position of the Trust and the Corporation at December 31, 1997 and 1996, and the respective results of their operations and their cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

                                          COOPERS & LYBRAND L.L.P.

Phoenix, Arizona
February 27, 1998

                         STARWOOD HOTELS & RESORTS AND
                   STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

                      COMBINED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                              DECEMBER 31,    DECEMBER 31,
                                                                  1997            1996
                                                              ------------    ------------
                                          ASSETS
Hotel assets held for sale -- net...........................   $   37,924      $   21,644
Hotel assets -- net.........................................    2,590,939       1,100,030
                                                               ----------      ----------
                                                                2,628,863       1,121,674
Mortgage notes receivable -- net............................       51,197          90,741
Investments.................................................        1,698             948
                                                               ----------      ----------
          Total real estate investments.....................    2,681,758       1,213,363
Cash and cash equivalents...................................       23,462          25,426
Accounts, interest and rents receivable.....................       77,687          43,278
Notes receivable -- net.....................................       35,856           2,930
Inventories, prepaid expenses and other assets..............      190,701          27,743
                                                               ----------      ----------
                                                               $3,009,464      $1,312,740
                                                               ----------      ----------
                           LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Collateralized notes payable and lines of credit............   $1,221,727      $  422,334
Mortgage and other notes payable............................      344,287          57,232
Accounts payable and other liabilities......................      121,164          57,296
Distributions payable.......................................       30,374          19,258
                                                               ----------      ----------
                                                                1,717,552         556,120
                                                               ----------      ----------
Commitments and contingencies

MINORITY INTEREST...........................................      270,289         163,959
                                                               ----------      ----------
SHAREHOLDERS' EQUITY
Trust common shares of beneficial interest at December 31,
  1997 and 1996; $.01 par value; authorized 100,000,000
  shares; outstanding 51,346,000 and 40,078,000 at December
  31, 1997 and 1996, respectively...........................          513             401
Corporation common stock at December 31, 1997 and 1996; $.01 par value; authorized 100,000,000 shares; outstanding
  51,346,000 and 40,078,000 at December 31, 1997 and 1996,
  respectively..............................................          513             401
Additional paid-in capital..................................    1,335,532         827,760
Distributions in excess of earnings.........................     (314,935)       (235,901)
                                                               ----------      ----------
                                                                1,021,623         592,661
                                                               ----------      ----------
                                                               $3,009,464      $1,312,740
                                                               ==========      ==========

                See accompanying notes to financial statements.

                         STARWOOD HOTELS & RESORTS AND
                   STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

                 COMBINED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                              TWELVE MONTHS ENDED DECEMBER 31,
                                                              ---------------------------------
                                                                1997        1996        1995
                                                              ---------   ---------   ---------
REVENUE
  Rooms.....................................................  $577,318    $260,175    $ 87,270
  Food and beverage.........................................   248,072      94,816      26,609
  Other.....................................................    63,524      30,119       7,371
                                                              --------    --------    --------
          Total hotel revenue...............................   888,914     385,110     121,250
  Gaming....................................................    15,003      23,630      26,929
  Interest from mortgage and other notes....................    13,680      11,262      10,905
  Rents from leased hotel properties and income from
     investments............................................       883         822         791
  Management fees and other income..........................     8,068       3,424       1,966
  Gain (loss) on sale of real estate investments............     7,035       4,290        (125)
                                                              --------    --------    --------
                                                               933,583     428,538     161,716
                                                              --------    --------    --------
EXPENSES
  Rooms.....................................................   141,872      67,017      37,121
  Food and beverage.........................................   181,430      72,696      19,520
  Other.....................................................   290,852     135,302      28,376
                                                              --------    --------    --------
          Total hotel expenses..............................   614,154     275,015      85,017
  Gaming....................................................    16,499      21,834      24,242
  Interest..................................................    65,035      23,337      13,138
  Depreciation and amortization.............................   125,446      55,745      15,469
  Administrative and general................................    27,241      16,495       5,712
  Treasury lock settlement..................................    25,000          --          --
                                                              --------    --------    --------
                                                               873,375     392,426     143,578
                                                              --------    --------    --------
  Income before minority interest...........................    60,208      36,112      18,138
  Minority interest.........................................    18,684      10,238       7,013
                                                              --------    --------    --------
  Income before extraordinary items.........................    41,524      25,874      11,125
  Extraordinary items due to early extinguishment of debt
     (net of $971,000, $413,000 and $163,000 minority
     interest, respectively)................................    (3,452)      1,077      (2,155)
                                                              --------    --------    --------
          NET INCOME........................................  $ 38,072    $ 26,951    $  8,970
                                                              ========    ========    ========
EARNINGS PER PAIRED SHARE
  Income before extraordinary items.........................  $   0.90    $   0.88    $   0.95
  Extraordinary items.......................................     (0.07)       0.04       (0.18)
                                                              --------    --------    --------
          NET INCOME PER PAIRED SHARE.......................  $   0.83    $   0.92    $   0.77
                                                              ========    ========    ========
EARNINGS PER PAIRED SHARE ASSUMING DILUTION
  Income before extraordinary items.........................  $   0.85    $   0.86    $   0.95
  Extraordinary items.......................................     (0.07)       0.04       (0.18)
                                                              --------    --------    --------
          NET INCOME PER PAIRED SHARE ASSUMING DILUTION.....  $   0.78    $   0.90    $   0.77
                                                              ========    ========    ========
Weighted Average Number of Paired Shares....................    46,022      29,204      11,657
                                                              ========    ========    ========
Weighted Average Number of Paired Shares Assuming
  Dilution..................................................    48,663      29,884      11,710
                                                              ========    ========    ========

                See accompanying notes to financial statements.

                         STARWOOD HOTELS & RESORTS AND
                   STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

                 COMBINED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                              TWELVE MONTHS ENDED DECEMBER 31,
                                                             -----------------------------------
                                                                1997         1996        1995
                                                             -----------   ---------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income...............................................  $    38,072   $  26,951   $   8,970
  Adjustments to reconcile net income to net cash provided
     by operating activities:
     Minority interest.....................................       18,684      10,238       7,013
     Extraordinary items due to early extinguishment of
       debt................................................        3,452      (1,077)      2,155
     Depreciation and amortization.........................      125,446      55,745      15,469
     Accretion of discount.................................       (5,530)     (3,140)     (3,285)
     Deferred interest.....................................           --          --         649
     Provision for doubtful accounts.......................        1,293       1,044         470
     Warrants and paired shares issued as compensation.....        3,400          --          --
     (Gain) loss on sale of real estate investments........       (7,035)     (4,290)        125
  Changes in operating assets and liabilities:
     Increase in accounts receivable, inventories, prepaid
       expenses and other assets...........................      (77,300)    (46,676)    (21,805)
     Increase in accounts payable and other liabilities....       56,451      35,372       6,650
                                                             -----------   ---------   ---------
          Net cash provided by operating activities........      156,933      74,167      16,411
                                                             -----------   ---------   ---------
CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisition of hotel properties..........................   (1,100,401)   (720,969)   (160,880)
  Improvements and additions to hotel assets...............     (157,258)    (27,775)     (5,331)
  Purchase of investments..................................       (1,450)     (1,871)         --
  Sale of investments......................................          940       3,764          --
  Net proceeds from sale of real estate investments........       18,549      21,991          --
  Purchase of mortgage and other notes receivable..........      (34,200)    (25,206)    (19,795)
  Principal received on mortgage and other notes
     receivable............................................       53,682       3,266       6,825
  Reorganization costs.....................................           --          --      (2,814)
                                                             -----------   ---------   ---------
          Net cash used in investing activities............   (1,220,138)   (746,800)   (181,995)
                                                             -----------   ---------   ---------
CASH FLOWS FROM FINANCING ACTIVITIES
  Borrowings under collateralized notes payable and lines
     of credit.............................................    1,864,328     367,561     119,100
  Borrowings under mortgage and other notes payable........      101,755       3,497       9,637
  Payments on collateralized notes payable and lines of
     credit................................................   (1,064,980)    (64,327)   (102,899)
  Principal payments on mortgage and other notes payable...      (98,667)     (1,535)   (104,722)
  Net proceeds from equity offerings.......................      383,081     429,618     245,701
  Contributed capital and adjustments......................        1,056         131      13,599
  Stock repurchase.........................................      (25,724)         --          --
  Distributions paid.......................................      (99,608)    (46,218)     (9,265)
  Purchase of warrants.....................................           --          --      (1,300)
                                                             -----------   ---------   ---------
          Net cash provided by financing activities........    1,061,241     688,727     169,851
                                                             -----------   ---------   ---------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS...........       (1,964)     16,094       4,267
CASH AND CASH EQUIVALENTS AT THE BEGINNING OF THE PERIOD...       25,426       9,332       5,065
                                                             -----------   ---------   ---------
CASH AND CASH EQUIVALENTS AT THE END OF THE PERIOD.........  $    23,462   $  25,426   $   9,332
                                                             ===========   =========   =========

                See accompanying notes to financial statements.

                         STARWOOD HOTELS & RESORTS AND
                   STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

            COMBINED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                   TRUST SHARES    CORPORATION   ADDITIONAL   DISTRIBUTIONS       TOTAL
                                   OF BENEFICIAL     COMMON       PAID-IN     IN EXCESS OF    SHAREHOLDERS'
                                     INTEREST         STOCK       CAPITAL       EARNINGS         EQUITY
                                   -------------   -----------   ----------   -------------   -------------
Balance December 31, 1994........    $ 12,133        $ 1,213     $  210,251     $(214,889)     $    8,708
  Decrease in par value to
     $0.01.......................     (12,012)        (1,092)        13,104            --              --
  One-for-six reverse stock
     split.......................        (101)          (101)           202            --              --
  Contributed capital............          --             --         59,120            --          59,120
  Equity offerings...............         118            118        245,465            --         245,701
  Minority interest..............          --             --        (92,735)           --         (92,735)
  Net income.....................          --             --             --         8,970           8,970
  Distributions..................          --             --             --       (12,996)        (12,996)
  Warrant purchase...............          --             --         (1,300)           --          (1,300)
                                     --------        -------     ----------     ---------      ----------
Balance December 31, 1995........         138            138        434,107      (218,915)        215,468
  Three-for-two stock dividend...         135            135           (270)           --              --
  Contributed capital............          --             --          7,783            --           7,783
  Equity offerings...............         128            128        429,362            --         429,618
  Net income.....................          --             --             --        26,951          26,951
  Distributions..................          --             --             --       (43,937)        (43,937)
  Change in minority interest....          --             --        (43,222)           --         (43,222)
                                     --------        -------     ----------     ---------      ----------
Balance December 31, 1996........         401            401        827,760      (235,901)        592,661
  Contributed capital............          53             53        233,558            --         233,664
  Equity offerings...............          63             63        382,955            --         383,081
  Stock repurchase...............          (4)            (4)       (12,493)      (13,223)        (25,724)
  Net income.....................          --             --             --        38,072          38,072
  Distributions..................          --             --             --      (103,883)       (103,883)
  Change in minority interest....          --             --        (96,248)           --         (96,248)
                                     --------        -------     ----------     ---------      ----------
Balance December 31, 1997........    $    513        $   513     $1,335,532     $(314,935)     $1,021,623
                                     ========        =======     ==========     =========      ==========

                See accompanying notes to financial statements.

                           STARWOOD HOTELS & RESORTS

                          CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                              DECEMBER 31,    DECEMBER 31,
                                                                  1997            1996
                                                              ------------    ------------
                                          ASSETS
Hotel assets held for sale -- net...........................   $   16,591      $   12,615
Hotel assets -- net.........................................    2,293,947         988,309
                                                               ----------      ----------
                                                                2,310,538       1,000,924
Mortgage notes receivable -- net............................       51,197          90,741
Mortgage notes receivable -- Corporation....................      241,432          88,077
Investments.................................................        1,451             948
                                                               ----------      ----------
          Total real estate investments.....................    2,604,618       1,180,690
Cash and cash equivalents...................................        9,818           3,810
Accounts, interest and rents receivable.....................        5,203          12,617
Notes receivable -- net.....................................       35,255           2,237
Notes receivable -- Corporation.............................       80,178          17,741
Prepaid expenses and other assets...........................       37,351          16,271
                                                               ----------      ----------
                                                               $2,772,423      $1,233,366
                                                               ==========      ==========

                           LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Collateralized notes payable and lines of credit............   $1,221,727      $  422,334
Mortgage and other notes payable............................      217,567          55,269
Accounts payable and other liabilities......................       61,135           9,200
Distributions payable.......................................       30,250          19,258
                                                               ----------      ----------
                                                                1,530,679         506,061
                                                               ----------      ----------
Commitments and contingencies
MINORITY INTEREST...........................................      259,118         158,005
                                                               ----------      ----------
SHAREHOLDERS' EQUITY
Trust common shares of beneficial interest at December 31,
  1997 and 1996; $.01 par value; authorized 100,000,000
  shares; outstanding 51,346,000 and 40,078,000 at December
  31, 1997 and 1996, respectively...........................          513             401
Additional paid-in capital..................................    1,211,196         729,276
Distributions in excess of earnings.........................     (229,083)       (160,377)
                                                               ----------      ----------
                                                                  982,626         569,300
                                                               ----------      ----------
                                                               $2,772,423      $1,233,366
                                                               ==========      ==========

                See accompanying notes to financial statements.

                           STARWOOD HOTELS & RESORTS

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                               TWELVE MONTHS ENDED DECEMBER 31,
                                                              ----------------------------------
                                                                1997         1996         1995
                                                              ---------    ---------    --------
REVENUE
  Rents from Corporation....................................  $234,537     $ 87,593     $26,730
  Interest from Corporation.................................    16,336        9,084       4,761
  Interest from mortgage and other notes....................    13,680       11,262      10,792
  Rents from leased hotel properties and income from
     investments............................................       883          822         791
  Other income..............................................     2,161        2,008       1,074
  Gain (loss) on sale of real estate investments............     3,171        4,290        (125)
                                                              --------     --------     -------
                                                               270,768      115,059      44,023
                                                              --------     --------     -------
EXPENSES
  Interest..................................................    64,872       23,088      12,429
  Depreciation and amortization.............................   100,151       42,517       8,977
  Administrative and general................................    12,212        4,134       2,439
  Treasury lock settlement..................................    25,000           --          --
                                                              --------     --------     -------
                                                               202,235       69,739      23,845
                                                              --------     --------     -------
  Income before minority interest...........................    68,533       45,320      20,178
  Minority interest.........................................    17,786       11,731       7,314
                                                              --------     --------     -------
  Income before extraordinary items.........................    50,747       33,589      12,864
  Extraordinary items due to early extinguishment of debt
     (net of $971,000 and $163,000 minority interest in 1997
     and 1995, respectively)................................    (3,452)          --      (2,155)
                                                              --------     --------     -------
          NET INCOME........................................  $ 47,295     $ 33,589     $10,709
                                                              ========     ========     =======
EARNINGS PER SHARE
  Income before extraordinary items.........................  $   1.10     $   1.15     $  1.10
  Extraordinary items.......................................     (0.07)          --       (0.18)
                                                              --------     --------     -------
          NET INCOME PER SHARE..............................  $   1.03     $   1.15     $  0.92
                                                              ========     ========     =======
EARNINGS PER SHARE ASSUMING DILUTION
  Income before extraordinary items.........................  $   1.04     $   1.12     $  1.10
  Extraordinary items.......................................     (0.07)          --       (0.18)
                                                              --------     --------     -------
          NET INCOME PER SHARE ASSUMING DILUTION............  $   0.97     $   1.12     $  0.92
                                                              ========     ========     =======
Weighted Average Number of Shares...........................    46,022       29,204      11,657
                                                              ========     ========     =======
Weighted Average Number of Shares Assuming Dilution.........    48,663       29,884      11,710
                                                              ========     ========     =======

                See accompanying notes to financial statements.

                           STARWOOD HOTELS & RESORTS

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                TWELVE MONTHS ENDED DECEMBER 31,
                                                              -------------------------------------
                                                                 1997          1996         1995
                                                              -----------    ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income................................................  $    47,295    $  33,589    $  10,709
  Adjustments to reconcile net income to net cash provided
    by operating activities:
    Minority interest.......................................       17,786       11,731        7,314
    Extraordinary items due to early extinguishment of
      debt..................................................        3,452           --        2,155
    Depreciation and amortization...........................      100,151       42,517        8,977
    Accretion of discount...................................       (5,530)      (3,140)      (3,285)
    Deferred interest.......................................           --           --          649
    Deferred interest -- Corporation........................       (7,935)      (2,055)          --
    Warrants and paired shares issued as compensation.......        3,177           --           --
    (Gain) loss on sale of real estate investments..........       (3,171)      (4,290)         125
  Changes in operating assets and liabilities:
    Increase in rent and interest receivable, prepaid
      expenses and other assets.............................      (23,072)     (18,649)     (17,056)
    Increase in accounts payable and other liabilities......       44,518        1,886        1,679
                                                              -----------    ---------    ---------
         Net cash provided by operating activities..........      176,671       61,589       11,267
                                                              -----------    ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisition of hotel properties...........................   (1,033,305)    (699,438)    (118,896)
  Improvements and additions to hotel assets................     (116,994)     (15,661)      (4,660)
  Purchase of investments...................................       (1,443)      (1,871)          --
  Sale of investments.......................................          940        3,764           --
  Net proceeds from sale of real estate investments.........       10,271       21,991           --
  Purchase of mortgage and other notes receivable...........      (34,200)     (25,012)     (19,795)
  Purchase of mortgage notes receivable -- Corporation......      (27,000)     (18,216)          --
  Principal received on mortgage and other notes
    receivable..............................................       47,823        3,201        6,766
  Reorganization costs......................................           --           --       (1,407)
  Net change in notes receivable -- Corporation.............      (63,225)       4,815      (37,514)
                                                              -----------    ---------    ---------
         Net cash used in investing activities..............   (1,217,133)    (726,427)    (175,506)
                                                              -----------    ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES
  Borrowings under collateralized notes payable and lines of
    credit..................................................    1,864,328      367,561      119,100
  Borrowings under mortgage and other notes payable.........      101,755        2,829        9,637
  Payments on collateralized notes payable and lines of
    credit..................................................   (1,064,980)     (64,327)          --
  Principal payments on mortgage and other notes payable....      (97,767)         (35)    (198,158)
  Net proceeds from equity offerings........................      363,952      408,000      233,418
  Contributed capital and adjustments.......................        2,174          128       11,197
  Stock repurchase..........................................      (24,438)          --           --
  Distributions paid........................................      (98,554)     (46,218)      (9,265)
  Purchase of warrants......................................           --           --       (1,235)
                                                              -----------    ---------    ---------
         Net cash provided by financing activities..........    1,046,470      667,938      164,694
                                                              -----------    ---------    ---------
INCREASE IN CASH AND CASH EQUIVALENTS.......................        6,008        3,100          455
CASH AND CASH EQUIVALENTS AT THE BEGINNING OF THE PERIOD....        3,810          710          255
                                                              -----------    ---------    ---------
CASH AND CASH EQUIVALENTS AT THE END OF THE PERIOD..........  $     9,818    $   3,810    $     710
                                                              ===========    =========    =========

                See accompanying notes to financial statements.

                           STARWOOD HOTELS & RESORTS

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                            TRUST SHARES     ADDITIONAL    DISTRIBUTIONS        TOTAL
                                            OF BENEFICIAL     PAID-IN      IN EXCESS OF     SHAREHOLDERS'
                                              INTEREST        CAPITAL        EARNINGS          EQUITY
                                            -------------    ----------    -------------    -------------
Balance January 1, 1995...................    $ 12,133       $  146,059      $(147,742)       $  10,450
  Decrease in par value to $0.01..........     (12,012)          12,012             --               --
  One-for-six reverse stock split.........        (101)             101             --               --
  Contributed capital.....................          --           52,495             --           52,495
  Equity offerings........................         118          233,300             --          233,418
  Minority interest.......................          --          (88,113)            --          (88,113)
  Net income..............................          --               --         10,709           10,709
  Distributions...........................          --               --        (12,996)         (12,996)
  Warrant purchase........................          --           (1,235)            --           (1,235)
                                              --------       ----------      ---------        ---------
Balance December 31, 1995.................         138          354,619       (150,029)         204,728
  Three-for-two stock dividend............         135             (135)            --               --
  Contributed capital.....................          --            7,780             --            7,780
  Equity offerings........................         128          407,872             --          408,000
  Net income..............................          --               --         33,589           33,589
  Distributions...........................          --               --        (43,937)         (43,937)
  Change in minority interest.............          --          (40,860)            --          (40,860)
                                              --------       ----------      ---------        ---------
Balance December 31, 1996.................         401          729,276       (160,377)         569,300
  Contributed capital.....................          53          220,309             --          220,362
  Equity offerings........................          63          363,888             --          363,951
  Stock repurchase........................          (4)         (11,869)       (12,565)         (24,438)
  Net income..............................          --               --         47,295           47,295
  Distributions...........................          --               --       (103,436)        (103,436)
  Change in minority interest.............          --          (90,408)            --          (90,408)
                                              --------       ----------      ---------        ---------
Balance December 31, 1997.................    $    513       $1,211,196      $(229,083)       $ 982,626
                                              ========       ==========      =========        =========

                See accompanying notes to financial statements.

                   STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

                          CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                              DECEMBER 31,    DECEMBER 31,
                                                                  1997            1996
                                                              ------------    ------------
                                          ASSETS
Hotel assets held for sale -- net...........................    $ 21,333        $  9,029
Hotel assets -- net.........................................     296,992         111,721
                                                                --------        --------
                                                                 318,325         120,750
Investments.................................................         247              --
                                                                --------        --------
          Total real estate investments.....................     318,572         120,750
Cash and cash equivalents...................................      13,644          21,616
Accounts receivable.........................................      72,484          30,661
Notes receivable............................................         601             693
Inventories, prepaid expenses and other assets..............     153,350          11,472
                                                                --------        --------
                                                                $558,651        $185,192
                                                                ========        ========
                           LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Mortgage and other notes payable............................    $126,720        $  1,963
Mortgage notes payable -- Trust.............................     241,432          88,077
Notes payable -- Trust......................................      80,178          17,741
Accounts payable and other liabilities......................      60,029          48,096
Distributions payable.......................................         124              --
                                                                --------        --------
                                                                 508,483         155,877
                                                                --------        --------
Commitments and contingencies
MINORITY INTEREST...........................................      11,171           5,954
                                                                --------        --------
SHAREHOLDERS' EQUITY
Corporation common stock at December 31, 1997 and 1996; $.01 par value; authorized 100,000,000 shares; outstanding
  51,346,000 and 40,078,000 at December 31, 1997 and 1996,
  respectively..............................................         513             401
Additional paid-in capital..................................     124,336          98,484
Accumulated deficit.........................................     (85,852)        (75,524)
                                                                --------        --------
                                                                  38,997          23,361
                                                                --------        --------
                                                                $558,651        $185,192
                                                                ========        ========

                See accompanying notes to financial statements.

                   STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                             TWELVE MONTHS ENDED DECEMBER 31,
                                                             --------------------------------
                                                               1997        1996        1995
                                                             --------    --------    --------
REVENUE
  Rooms....................................................  $577,318    $260,175    $ 87,270
  Food and beverage........................................   248,072      94,816      26,609
  Other....................................................    63,524      30,119       7,371
                                                             --------    --------    --------
          Total hotel revenue..............................   888,914     385,110     121,250
  Gaming...................................................    15,003      23,630      26,929
  Interest from notes receivable...........................        --          --         113
  Management fees and other income.........................     5,907       1,416         892
  Gain on sale of real estate investments..................     3,864          --          --
                                                             --------    --------    --------
                                                              913,688     410,156     149,184
                                                             --------    --------    --------
EXPENSES
  Rooms....................................................   141,872      67,017      37,121
  Food and beverage........................................   181,430      72,696      19,520
  Other....................................................   290,852     135,302      28,376
                                                             --------    --------    --------
          Total hotel expenses.............................   614,154     275,015      85,017
  Gaming...................................................    16,499      21,834      24,242
  Rent -- Trust............................................   234,537      87,593      26,730
  Interest -- Trust........................................    16,336       9,084       4,761
  Interest -- other........................................       163         249         709
  Depreciation and amortization............................    25,295      13,228       6,492
  Administrative and general...............................    15,029      12,361       3,273
                                                             --------    --------    --------
                                                              922,013     419,364     151,224
                                                             --------    --------    --------
  Loss before minority interest............................    (8,325)     (9,208)     (2,040)
  Minority interest........................................       898      (1,493)       (301)
                                                             --------    --------    --------
  Loss before extraordinary items..........................    (9,223)     (7,715)     (1,739)
  Extraordinary items due to early extinguishment of debt
     (net of $413,000 minority interest)...................        --       1,077          --
                                                             --------    --------    --------
          NET LOSS.........................................  $ (9,223)   $ (6,638)   $ (1,739)
                                                             ========    ========    ========
LOSS PER SHARE
  Loss before extraordinary items..........................  $  (0.20)   $  (0.26)   $  (0.15)
  Extraordinary items......................................        --        0.04          --
                                                             --------    --------    --------
          NET LOSS PER SHARE...............................  $  (0.20)   $  (0.22)   $  (0.15)
                                                             ========    ========    ========
LOSS PER SHARE ASSUMING DILUTION
  Loss before extraordinary items..........................  $  (0.20)   $  (0.26)   $  (0.15)
  Extraordinary items......................................        --        0.04          --
                                                             --------    --------    --------
          NET LOSS PER SHARE ASSUMING DILUTION.............  $  (0.20)   $  (0.22)   $  (0.15)
                                                             ========    ========    ========
Weighted Average Number of Shares..........................    46,022      29,204      11,657
                                                             ========    ========    ========
Weighted Average Number of Shares Assuming Dilution........    46,022      29,204      11,657
                                                             ========    ========    ========

                See accompanying notes to financial statements.

                   STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                             TWELVE MONTHS ENDED DECEMBER 31,
                                                             --------------------------------
                                                               1997        1996        1995
                                                             --------    --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss.................................................  $ (9,223)   $ (6,638)   $ (1,739)
  Adjustments to reconcile net loss to net cash provided by
     (used in) operating activities:
     Minority interest.....................................       898      (1,493)       (301)
     Extraordinary items due to early extinguishment of
       debt................................................        --      (1,077)         --
     Depreciation and amortization.........................    25,295      13,228       6,492
     Deferred interest -- Trust............................     7,935       2,055          --
     Paired shares issued as compensation..................       223          --          --
     Gain on sale..........................................    (3,864)         --          --
     Provision for doubtful accounts.......................     1,293       1,044         470
  Changes in operating assets and liabilities:
     Increase in accounts receivable, inventories, prepaid
       expenses and other assets...........................   (54,228)    (28,027)     (4,749)
     Increase in accounts payable and other liabilities....    11,933      33,486       4,971
                                                             --------    --------    --------
          Net cash provided by (used in) operating
            activities.....................................   (19,738)     12,578       5,144
                                                             --------    --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisition of hotel properties..........................   (67,096)    (21,531)    (21,551)
  Improvements and additions to hotel assets...............   (40,264)    (12,114)    (21,104)
  Purchase of investments..................................        (7)         --          --
  Changes in investments...................................        --          --          --
  Net proceeds from sale of real estate investments........     8,278          --          --
  Purchase of notes receivable.............................        --        (194)         --
  Principal received on notes receivable...................     5,859          65          59
  Reorganization costs.....................................        --          --      (1,407)
                                                             --------    --------    --------
          Net cash used in investing activities............   (93,230)    (33,774)    (44,003)
                                                             --------    --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES
  Borrowings under mortgage and other notes payable........        --         668          --
  Borrowings under mortgage notes payable -- Trust.........    27,000      18,216          --
  Principal payments on mortgage and other notes payable...      (900)     (1,500)     (9,463)
  Net proceeds from equity offerings.......................    19,129      21,618      12,283
  Contributed capital and adjustments......................    (1,118)          3       2,402
  Stock repurchase.........................................    (1,286)         --          --
  Distributions paid.......................................    (1,054)         --          --
  Purchase of warrants.....................................        --          --         (65)
  Net change in notes payable -- Trust.....................    63,225      (4,815)     37,514
                                                             --------    --------    --------
          Net cash provided by financing activities........   104,996      34,190      42,671
                                                             --------    --------    --------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS...........    (7,972)     12,994       3,812
CASH AND CASH EQUIVALENTS AT THE BEGINNING OF THE PERIOD...    21,616       8,622       4,810
                                                             --------    --------    --------
CASH AND CASH EQUIVALENTS AT THE END OF THE PERIOD.........  $ 13,644    $ 21,616    $  8,622
                                                             ========    ========    ========

                See accompanying notes to financial statements.

                   STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                              CORPORATION    ADDITIONAL    DISTRIBUTIONS        TOTAL
                                                COMMON        PAID-IN      IN EXCESS OF     SHAREHOLDERS'
                                                 STOCK        CAPITAL        EARNINGS          EQUITY
                                              -----------    ----------    -------------    -------------
Balance January 1, 1995.....................    $ 1,213       $ 64,192       $(67,147)         $(1,742)
  Decrease in par value to $0.01............     (1,092)         1,092             --               --
  One-for-six reverse stock split...........       (101)           101             --               --
  Contributed capital.......................         --          6,625             --            6,625
  Equity offerings..........................        118         12,165             --           12,283
  Minority interest.........................         --         (4,622)            --           (4,622)
  Net loss..................................         --             --         (1,739)          (1,739)
  Warrant purchase..........................         --            (65)            --              (65)
                                                -------       --------       --------          -------
Balance December 31, 1995...................        138         79,488        (68,886)          10,740
  Contributed capital.......................         --              3             --                3
  Three-for-two stock split.................        135           (135)            --               --
  Equity offerings..........................        128         21,490             --           21,618
  Net loss..................................         --             --         (6,638)          (6,638)
  Change in minority interest...............         --         (2,362)            --           (2,362)
                                                -------       --------       --------          -------
Balance December 31, 1996...................        401         98,484        (75,524)          23,361
  Contributed capital.......................         53         13,249             --           13,302
  Equity offerings..........................         63         19,067             --           19,130
  Stock repurchase..........................         (4)          (624)          (658)          (1,286)
  Net loss..................................         --             --         (9,223)          (9,223)
  Distributions.............................         --             --           (447)            (447)
  Change in minority interest...............         --         (5,840)            --           (5,840)
                                                -------       --------       --------          -------
Balance December 31, 1997...................    $   513       $124,336       $(85,852)         $38,997
                                                =======       ========       ========          =======

                See accompanying notes to financial statements.

                           STARWOOD HOTELS & RESORTS
                 AND STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

                         NOTES TO FINANCIAL STATEMENTS

1.  ORGANIZATION AND DESCRIPTION OF BUSINESS.

  General

     The accompanying financial statements include the accounts of Starwood Hotels & Resorts and its subsidiaries (the "Trust") and Starwood Hotels & Resorts Worldwide, Inc. and its subsidiaries (the "Corporation" and, together with the Trust, the "Company"). The Trust was formed in 1969 and elected to be taxed as a real estate investment trust ("REIT") under the Internal Revenue Code. In 1980, the Trust formed the Corporation and made a distribution to the Trust's shareholders of one share of common stock of the Corporation (a "Corporation Share") for each common share of beneficial interest of the Trust (a "Trust Share"). Trust Shares and Corporation Shares are paired on a one-for-one basis and, pursuant to an agreement between the Trust and the Corporation, may be held or transferred only in units ("Paired Shares") consisting of one Trust Share and one Corporation Share.

     As of December 31, 1997, the Company owned and operated primarily upscale hotels located throughout the United States, Mexico and Scotland and leased and operated one hotel/casino in Las Vegas, Nevada. The hotels, ranging in size from 90 to 960 rooms, offer services to both business and leisure travelers.

  Reorganization

     Effective January 1, 1995 (the "Reorganization Date"), the Trust and the Corporation consummated a reorganization (the "Reorganization") with a predecessor of Starwood Capital Group, L.L.C. ("Starwood Capital") and certain affiliates of Starwood Capital (together with Starwood Capital, the "Starwood Partners").

     The Reorganization involved a number of related transactions that occurred simultaneously on the Reorganization Date. Such transactions included (i) the formation of SLT Realty Limited Partnership (the "Realty Partnership") and the contribution by the Trust to the Realty Partnership of substantially all the properties and assets of the Trust, at book value, subject to substantially all the liabilities of the Trust (including the senior debt of the Trust), in exchange for a 28.3% interest as general partner in the Realty Partnership, (ii) the contribution by the Starwood Partners to the Realty Partnership of approximately $12.6 million in cash in addition to certain hotel properties and first mortgage notes, at book value, in exchange for limited partnership units representing the remaining 71.7% interest in the Realty Partnership, (iii) the formation of SLC Operating Limited Partnership (the "Operating Partnership," and together with the Realty Partnership, the "Partnerships") and the contribution by the Corporation of all its properties and operating assets (except gaming assets, which are to be contributed upon approval by Nevada gaming authorities), subject to substantially all liabilities, to the Operating Partnership, in exchange for a 28.3% interest as general partner in the Operating Partnership, and (iv) the contribution by the Starwood Partners to the Operating Partnership of approximately $1.4 million in cash in addition to furniture, fixtures and equipment of the hotel properties, at book value, in exchange for limited partnership units representing the remaining 71.7% interest in the Operating Partnership.

     In addition, on March 24, 1995, a Starwood Partner exchanged $12 million of senior debt of the Trust for additional limited partnership units of the Realty Partnership and the Operating Partnership. After giving effect to the Reorganization and this exchange of senior debt, the Trust had a 25.4% general partnership interest in the Realty Partnership, the Corporation had a 25.4% general partnership interest in the Operating Partnership, and the Starwood Partners held limited partnership interests representing the remaining 74.6% interest in each of the Realty Partnership and the Operating Partnership.

     On July 6, 1995, the Company completed the 1995 Offering (see Note
19 -- Shareholders' Equity). Net proceeds of the 1995 Offering were contributed by the Trust and the Corporation to the Realty Partnership and the Operating Partnership, respectively. After giving effect to the 1995 Offering, the Trust and the

                           STARWOOD HOTELS & RESORTS
                 AND STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

Corporation had a majority general partnership interest in the Realty Partnership and the Operating Partnership, respectively. Accordingly, the Realty Partnership and the Operating Partnership are included in the consolidated financial statements of the Trust and the Corporation, respectively.

2.  SIGNIFICANT ACCOUNTING POLICIES.

  Cash and cash equivalents

     Cash and cash equivalents are defined as cash on hand and in banks plus all short-term investments with a maturity, at the date of purchase, of three months or less.

  Investments

     Gains and losses on sales of investments are calculated based on the specific identification method and are recognized at the time the investments are sold.

  Inventories

     Inventories, consisting primarily of food and beverage, are stated at the lower of cost or market with cost determined on a first-in, first-out basis.

  Debt issuance costs

     The costs incurred in connection with certain of the Company's debt financings are included in prepaid expenses and other assets and are being amortized using the effective interest method over the term of the related debt.

  Hotel assets

     Hotel assets are stated at the lower of cost or fair value and are depreciated using the straight-line method over estimated useful lives of 20 to 30 years for buildings and improvements and 3 to 12 years for furniture, fixtures and equipment. Amounts allocated to leasehold interests are amortized using the straight-line method over the lease terms.

     The Company evaluates the carrying values of each of the Company's hotel assets on a quarterly basis for any possible impairment. For each hotel asset not held for sale, the expected undiscounted future cash flows of the asset (generally over a five-year period) are compared to the net book values of the asset. If the expected undiscounted future cash flows are less than the net book value of the asset, the excess of the net book value over the estimated fair value is charged to current earnings. When an asset is identified by management as held for sale, the Company discontinues depreciating the asset and estimates the fair value of such asset. If in management's opinion the fair value of a hotel asset which has been identified for sale is less than the net book value of the asset, a reserve for losses is established. Fair value is determined based upon discounted cash flows of the hotel assets at rates (approximately 10%) deemed reasonable for the type of property and prevailing market conditions, appraisals and, if appropriate, current estimated net sales proceeds from pending offers.

     A gain or loss is recorded to the extent the amounts ultimately received for the sale of hotel assets differ from the adjusted book values of the hotel assets. Gains and losses on sales of hotel assets are recognized at the time the hotel assets are sold provided there is reasonable assurance of the collectibility of the sales price and any future activities to be performed by the Company relating to the hotel assets sold are insignificant.

                           STARWOOD HOTELS & RESORTS
                 AND STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

  Mortgage notes receivable

     Interest income is not accrued for delinquent loans or loans for which collectibility is uncertain and the fair value of the underlying property collateralizing the loan is less than the outstanding principal and accrued interest. An allowance for loss is established based upon an analysis of the net realizable value of the underlying property collateralizing the loan.

  Intangible assets

     Intangible assets are included in other assets and are amortized on a straight-line basis using lives ranging from 5 to 40 years based on management's assessment of the future value of the intangible assets. The intangible assets are valued based on market studies of the assets purchased. The Company evaluates the carrying values of intangible assets in the same manner that it evaluates the carrying values of hotel assets.

  Derivatives

     The Company enters into interest-rate protection agreements to manage interest rate exposure on anticipated transactions. The differential to be paid or received under these agreements is accrued consistent with the terms of the agreements and market interest rates and is recognized in interest expense over the term of the related debt using the effective interest method (the accrual accounting method). The related amounts payable to or receivable from counterparties are included in other liabilities or assets. The fair value of the swap agreements and changes in the fair value as a result of changes in market interest rates are not recognized in the financial statements.

     In order for the amounts paid or received to be deferred under such agreements, and therefore treated as a hedge, the Company must determine that it is probable that the future issuance of debt anticipated by the contract will occur. In order to assess whether this criteria has been met, the Company reviews current projections to determine if the issuance of such debt is in line with the Company's plans and whether the Company has the ability to issue such debt.

     Interest-rate protection agreements associated with debt for which the Company deems issuance to be improbable are recorded as an asset or liability at fair value with changes in fair value reported as treasury lock settlement on the statements of operations (the fair value method).

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

  Gaming revenue

     Gaming revenue includes the net win from gaming activities, as well as room, food and beverage and other revenues, net of promotional allowances for the Company's gaming properties.

  Use of estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the

                           STARWOOD HOTELS & RESORTS
                 AND STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  Reclassifications

     Certain reclassifications have been made to the 1996 and 1995 financial statements to conform with the 1997 financial statement presentation.

  Principles of consolidation

     The combined consolidated financial statements reflect the consolidated financial statements of the Trust and the Corporation. The consolidated financial statements of the Trust and the Corporation reflect the activities of Starwood Hotels & Resorts and its subsidiaries and Starwood Hotels & Resorts Worldwide, Inc. and its subsidiaries, respectively. All material intercompany balances and transactions between the consolidated Trust and the consolidated Corporation have been eliminated in the combined consolidated financial statements.

  Earnings (loss) per share

     All earnings per share amounts for all periods have been presented and, where appropriate, restated to conform to Statement of Financial Accounting Standards No. 128, Earnings per Share (SFAS 128). The weighted average number of shares and Paired Shares were determined as if the six-for-one reverse stock split that occurred June 19, 1995 and the three-for-two stock split that occurred on January 27, 1997 were both effective January 1, 1995. Historical per share and per Paired Share information has been restated accordingly.

     The outstanding limited partnership units of the Realty Partnership and the Operating Partnership have been excluded from the diluted earnings per share calculations as there would be no effect on the amounts since the minority interests' share of income would also be added back to net income.

  Share option plans

     The Company has elected to apply APB Opinion 25 and related Interpretations in accounting for its share option plans. However, the Company discloses pro forma compensation cost consistent with Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS 123).

  Impact of recently issued accounting standards

     In February 1997, the Securities and Exchange Commission issued Financial Reporting Release No. 48, Disclosure of Accounting Policies for Derivative Financial Instruments and Derivative Commodity Instruments and Disclosure of Quantitative and Qualitative Information about Market Risk Inherent in Derivative Financial Instruments, Other Financial Instruments, and Derivative Commodity Instruments (FRR 48). FRR 48 requires clarification and expansion of existing disclosures in the footnotes to the financial statements for derivative financial instruments, other financial instruments and derivative commodity instruments, as defined therein. These disclosures are required in filings that include financial statements for periods ending after June 15, 1997 and, accordingly, have been included herein in the footnotes to the Company's financial statements for the year ended December 31, 1997.

     Additionally, the amendments expand existing disclosure requirements to include quantitative and qualitative discussions with respect to market risk inherent in market risk sensitive instruments. These amendments are designed to provide additional information about market risk sensitive instruments which investors can use to better understand and evaluate market risk exposures of registrants, including the

                           STARWOOD HOTELS & RESORTS
                 AND STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

Company. These disclosures, subject to certain market capitalization requirements, as defined, are effective for filings that include annual financial statements for years ending after September 15, 1998.

     In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income (SFAS 130), which establishes standards for the reporting and display of comprehensive income and its components. This statement requires a separate statement to report the components of comprehensive income for each period reported. The provisions of this statement are effective for fiscal years beginning after December 15, 1997. Management believes this statement will require expanded disclosure in the Company's financial statements.

     In June 1997, the FASB also issued Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information (SFAS 131), which establishes standards for the way public business enterprises report information about operating segments in annual financial statements and requires those enterprises to report selected information about operating segments in interim financial reports issued to shareholders. This statement is effective for financial statements for periods beginning after December 15, 1997. Management believes this statement will require expanded disclosure in the Company's financial statements.

3.  FAIR VALUE OF FINANCIAL INSTRUMENTS AND CONCENTRATION OF CREDIT RISK.

     At December 31, 1997 and 1996, the Company had significant amounts in banks that were in excess of federally insured amounts.

     The financial position of the Company at December 31, 1997 and 1996 includes certain financial instruments which may have a fair value that is different from the value currently reflected on the financial statements. The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practical to estimate that value. However, considerable judgment is necessary to interpret market data and develop the related estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that could be realized upon disposition of the financial instruments. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

  Investments

     Fair value is based on market prices for the last day of the period if the investment trades on quoted exchanges. For non-traded investments, fair value was estimated based on the underlying value of the investment.

  Mortgage and other notes receivable

     For adjustable rate mortgages, fair value approximates carrying value due to the variable nature of the interest rates. For fixed rate mortgages, fair value is determined based upon discounted cash flows from the note at rates deemed reasonable for the type of note and prevailing market conditions, appraisals and, if appropriate, current estimated net sales proceeds from pending offers.

  Collateralized notes payable, lines of credit, mortgage and other notes payable

     For adjustable rate debt, fair value approximates carrying value due to the variable nature of the interest rates. For fixed rate debt, fair value is determined based upon discounted cash flows for the debt at rates deemed reasonable for the type of debt and prevailing market conditions and, if appropriate, the length to maturity for the debt.

                           STARWOOD HOTELS & RESORTS
                 AND STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

     The following balances represent the carrying amount and fair value of the Trust's financial instruments as of December 31, 1997 and 1996 (in thousands):

                                                 1997                       1996
                                         ---------------------       -------------------
                            FOOTNOTE      CARRYING      FAIR         CARRYING     FAIR
                            REFERENCE      AMOUNT       VALUE         AMOUNT      VALUE
                            ---------    ----------    -------       --------    -------
Investments...............    Note 5     $    1,451    $    --(4)    $    948    $ 2,085
Notes receivable..........        --         35,255         --(2)       2,237         --(2)
Mortgage notes
  receivable --
  variable................   Note 14         10,344         --(1)      45,228         --(1)
Mortgage notes
  receivable -- fixed.....   Note 14         40,853     40,187(3)      45,513     47,800
Collateralized notes
  payable and lines of
  credit..................   Note 11      1,221,727         --(1)     422,334         --(1)
Mortgage and other notes
  payable.................   Note 12        217,567         --(1)      55,269         --(1)

     The following balances represent the carrying amount and fair value of the Corporation's financial instruments as of December 31, 1997 and 1996 (in thousands):

                                                 1997                       1996
                                         ---------------------       -------------------
                            FOOTNOTE      CARRYING      FAIR         CARRYING     FAIR
                            REFERENCE      AMOUNT       VALUE         AMOUNT      VALUE
                            ---------    ----------    -------       --------    -------
Investments...............    Note 5     $      247    $   253       $     --    $    --
Notes receivable..........        --            601        601            693        693
Mortgage and other notes
  payable.................   Note 12        126,720         --(2)       1,963         --(1)

---------------
(1) The carrying value approximates fair value due to the interest rates being variable or in line with market rates.

(2) The carrying value approximates fair value due to the short-term nature.

(3) These mortgage notes are collateralized by the hotel property which has a fair value that is at least equal to the carrying value.

(4) The carrying value approximates fair value based on market prices and the value of the underlying collateral.

4.  INTANGIBLE ASSETS.

     A summary of intangible assets at December 31 is as follows (in thousands):

                                            TRUST              CORPORATION
                                      ------------------    ------------------
                                       1997       1996       1997       1996
                                      -------    -------    -------    -------
Organizational costs................  $ 3,541    $ 3,541    $ 3,541    $ 3,541
Management company..................       --         --     14,500         --
Accumulated amortization............   (2,110)    (1,373)    (2,714)    (1,373)
                                      -------    -------    -------    -------
Intangible assets, net..............  $ 1,431    $ 2,168    $15,327    $ 2,168
                                      =======    =======    =======    =======

5.  INVESTMENTS.

     For the year ended December 31, 1997, the Trust recorded a $1.2 million gain (net of related expenses) realized in conjunction with the sale of securities.

                           STARWOOD HOTELS & RESORTS
                 AND STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

     For the year ended December 31, 1996, the Trust recorded a $290,000 gain (net of related expenses) realized in conjunction with the sale of securities which were purchased in contemplation of acquiring a portfolio of hotel properties and a $750,000 gain (net of related expenses) realized in connection with the sale of securities.

6.  ALLOWANCE FOR ACCOUNTS RECEIVABLE.

     For the years ended December 31, 1997 and 1996, the Corporation recorded an allowance for doubtful accounts of approximately $2.9 million and $1.5 million, respectively.

7.  INCOME TAXES.

     The Trust has elected to be treated as a REIT under the provisions of the Internal Revenue Code ("IRC") beginning with the 1995 year. As a result, the Trust will not be subject to Federal income tax on its taxable income at corporate rates to the extent it distributes annually 100% of its taxable income to its shareholders and complies with certain other requirements.

     Components of deferred income taxes for the Corporation as of December 31, 1997 and 1996 are as follows (in thousands):

                                                           1997        1996
                                                         --------    --------
Deferred income tax assets:
  Net operating loss carryforwards.....................  $  7,574    $  7,574
  Investments in partnerships..........................     2,725       2,725
  Property and equipment...............................     3,669         745
  Other................................................     2,267         251
                                                         --------    --------
     Total deferred income tax assets..................    16,235      11,295
Valuation allowance....................................   (16,235)    (11,295)
                                                         --------    --------
Net deferred income tax................................  $     --    $     --
                                                         ========    ========

     As of December 31, 1997, the Corporation had net operating loss carry forwards ("NOL") for federal income tax purposes of approximately $22.3 million. The NOL expires in various years beginning in 2006 through 2011.

     The utilization of the Corporation's NOL will be limited by the provisions of IRC Section 382. A valuation allowance is provided for the full amount of the NOL as the realization of tax benefits from the NOL is not assured.

8.  EXTRAORDINARY ITEMS.

     During 1997, the Trust recognized an extraordinary loss of $4.4 million before minority interest resulting from early extinguishment of debt. The extraordinary loss represents financing costs associated with the Trust's then existing indebtedness that was retired upon entering into a new $1.2 billion credit facility (the "$1.2 Billion Facility").

     During 1996, the Corporation repaid a note secured by the Milwaukee Sheraton at a discount of approximately $1.5 million. As a result, the Corporation recognized an extraordinary gain from early extinguishment of debt of $1.5 million before minority interest.

     Under the terms of a Credit Agreement dated January 28, 1993 (the "1993 Credit Agreement"), the Trust restructured its debt existing at such time. Management concluded that restructuring represented a

                           STARWOOD HOTELS & RESORTS
                 AND STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

"troubled debt restructuring" as defined under generally accepted accounting principles and, accordingly, upon execution of the 1993 Credit Agreement, accrued all known current or future identifiable debt restructuring costs as of December 31, 1992. Upon execution of an Amended and Restated Credit Agreement dated March 24, 1995 (the "1995 Credit Agreement"), the Realty Partnership recognized extraordinary income of approximately $1.3 million relating to the extinguishment of debt under the terms of the 1993 Credit Agreement, representing the remaining amount of the accrual at March 24, 1995. Additionally, in July 1995, the Realty Partnership repaid existing indebtedness borrowed under the 1995 Credit Agreement and recorded an extraordinary charge to net income of approximately $3.6 million relating to the extinguishment of such debt.

9.  LOAN RESTRUCTURING COSTS.

     All restructuring costs in relation to the "troubled debt restructuring" referred to in Note 8 were expensed as incurred. In 1993, upon execution of the definitive debt restructuring agreement, $700,000 was paid by the Trust to certain institutional lenders and approximately $4.0 million was added to the loan balance under the terms of a credit agreement for restructuring costs due the institutional lenders for legal and other experts. Previously accrued restructuring costs of $611,000 were paid during the year ended December 31, 1995. As disclosed in Note 8 above, an additional $1.3 million of previously accrued restructuring costs was recognized as extraordinary income during 1995. At December 31, 1997 and 1996, there were no accrued loan restructuring costs included in accounts payable and other liabilities.

10.  SUPPLEMENTAL CASH FLOW DISCLOSURE.

     Interest paid in cash by the Trust, net of amounts capitalized, for the years ended December 31, 1997, 1996 and 1995 was approximately $55.7 million, $21.5 million and $15.2 million, respectively. Interest paid in cash by the Corporation in the years ended December 31, 1997, 1996 and 1995 was approximately $16.5 million, $9.3 million and $1.3 million, respectively.

     Dividends declared by the Trust in December 1997 and 1996 of approximately $30.3 million and $19.3 million were paid in January 1998 and 1997, respectively.

     Interest expense incurred by the Corporation of approximately $3.0 million on intercompany debt with the Trust was deferred in the year ended December 31, 1995.

     A summary of non-cash items incurred by the Trust in the years ended December 31, 1997, 1996 and 1995 is as follows:

  Investing and operating activities

  1997:

     - Additional payments to the seller of the Westin Grand, Washington, DC, of $3.0 million were accrued.

     - Severance payments of $4.3 million, relating to the acquisition of HEI Hotels L.L.C. and certain related hotels and management contracts (the "HEI Portfolio"), were accrued.

  Investing activities

  1997:

     - Approximately $2.1 million (net of $229,000 of accumulated depreciation) in furniture, fixtures and equipment was received from the Corporation increasing the intercompany payable by the same amount.

                           STARWOOD HOTELS & RESORTS
                 AND STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

  1996:

     - Approximately $3.9 million (net of $116,000 of accumulated depreciation) in furniture, fixtures and equipment was received from the Corporation increasing the intercompany payable by the same amount.

     - Approximately $19.8 million in mortgage notes receivable (net of discounts of $3.4 million and allowances of $224,000) was reclassified in conjunction with the acquisition of the equity of the Westin Hotel, Washington, DC.

     - Approximately $7.3 million in collateralized notes receivable was issued in conjunction with the sale of the King 8 Hotel & Casino.

  1995:

     - Approximately $7.2 million (net of accumulated depreciation) in furniture, fixtures and equipment was transferred to the Corporation increasing the intercompany receivable by the same amount.

  Investing and financing activities

  1997:

     - Approximately $29.0 million in mortgage debt was assumed in conjunction with the acquisition of the New Orleans Crowne Plaza Hotel.

     - Approximately $10.3 million in mortgage debt was assumed and $137,000 of mortgage notes receivable was reclassified in conjunction with the acquisition of the Stamford Sheraton Hotel.

     - Approximately $215.0 million in limited partnership units and Paired Shares was issued in conjunction with the acquisition of the HEI Portfolio.

     - Approximately $9.4 million in limited partnership units was issued in conjunction with the acquisition of the Nashville Hermitage Hotel.

     - Acquisitions of hotel properties were adjusted by approximately $2.1 million representing the minority interest in the Westwood Marquis hotel.

     - Approximately $118.8 million in mortgage debt was assumed in conjunction with the acquisition of the three Westin Regina Resorts in Mexico (the "Westin Reginas").

  1996:

     - Approximately $1.7 million in partnership units were issued in conjunction with the acquisition of the Days Inn and Doubletree Guest Suites in Philadelphia, PA.

     - A one-time grant of approximately $6.0 million in restricted stock was made in conjunction with the acquisition of a portfolio of eight upscale and luxury full-service hotels containing 3,141 total rooms acquired from an institutional seller (the "Institutional Portfolio").

     - Approximately $25.0 million in mortgage debt was assumed in conjunction with the acquisition of the Boston Park Plaza hotel.

     - Approximately $27.4 million in mortgage debt and $2.9 million in accounts payable and other liabilities was assumed in conjunction with the acquisition of the Doral Court and the Doral Tuscany.

                           STARWOOD HOTELS & RESORTS
                 AND STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

     - Acquisitions of hotel properties of approximately $29.5 million were reduced representing the minority interest in the Boston Park Plaza hotel.

  1995:

     - In conjunction with the Reorganization in 1995, the Starwood Partners contributed approximately $30.2 million (net of $474,000 of depreciation) in land and buildings, approximately $49.2 million (net of discounts of approximately $24.9 million and allowances of approximately $2.9 million) in mortgage notes receivable and approximately $52.9 million (net of $6.0 million of debt forgiven by the Starwood Partners) in long-term debt obligations for limited partnership units in the Realty Partnership.

     - A Starwood Partner exchanged approximately $12.0 million of senior debt for partnership units of the Realty Partnership.

     A summary of non-cash items incurred by the Corporation in the years ended December 31, 1997, 1996 and 1995 is as follows:

  Operating and financing activities

  1997:

     - In conjunction with the January 1998 acquisition of Westin Hotels & Resorts Worldwide, Inc. ("Westin Hotels & Resorts") and certain affiliates (collectively, "Westin" and such acquisition, the "Westin Acquisition"), other assets including a wholly owned captive insurance company and wholly owned payroll companies were purchased in December 1997 with a note payable to Westin Hotels & Resorts for approximately $125.7 million (see Note 26 -- Subsequent Events).

  Investing and financing activities

  1997:

     - Approximately $2.1 million (net of $229,000 of accumulated depreciation) in furniture, fixtures and equipment was transferred to the Trust increasing the intercompany receivable by the same amount.

     - In conjunction with the acquisition of the Westin Regina Portfolio, mortgage notes payable to the Trust increased by approximately $118.8 million.

  1996:

     - Approximately $3.9 million (net of $116,000 of accumulated depreciation) in furniture, fixtures and equipment was transferred to the Trust increasing the intercompany receivable by the same amount.

  1995:

     - In conjunction with the Reorganization in 1995, the Starwood Partners contributed approximately $3.7 million (net of $757,000 of depreciation) of furniture, fixtures and equipment for limited partnership units of the Operating Partnership.

     - A Starwood Partner exchanged approximately $12.0 million of senior debt for partnership units of the Operating Partnership.

     - Approximately $7.2 million (net of accumulated depreciation) in furniture, fixtures and equipment was received from the Trust increasing the intercompany payable by the same amount.

                           STARWOOD HOTELS & RESORTS
                 AND STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

11.  COLLATERALIZED NOTES PAYABLE AND REVOLVING LINES OF CREDIT.

     The following is a summary of the Trust's credit facilities (the "Facilities") as of December 31, 1997 and 1996 (in thousands):

                                                                          AMOUNT        AMOUNT
                                                           AMOUNT OF    OUTSTANDING   OUTSTANDING
           FACILITY/LENDER              EXPIRATION DATE     FACILITY    AT 12/31/97   AT 12/31/96        INTEREST TERMS
           ---------------             ------------------  ----------   -----------   -----------   -------------------------
$1.2 Billion Facility/Bankers Trust
 Company.............................  September 10, 2000  $1,200,000   $1,183,000     $     --          One-, two-, or
                                                                                                    three-month LIBOR + 1.75%

Tax Exempt Bonds.....................     October 2013         39,470       38,727           --               6.70%

Goldman Facility/Goldman Sachs.......   August 16, 1997       300,000           --      140,000      One-month LIBOR + 1.75%

Acquisition Facility/Lehman
 Brothers............................   October 1, 1998       135,000           --      117,800          One-, two-, or
                                                                                                       three-month LIBOR +
                                                                                                             1.625%

Term Loan/Lehman Brothers............    April 26, 1997        93,960           --       93,960          One-, two-, or
                                                                                                    three-month LIBOR + 1.95%
                                                                                                      for $23.96 million &
                                                                                                     +1.75% for $70 million

Mortgage Facility/Lehman Brothers....    July 25, 1997         71,000           --       70,600      One-month LIBOR + 1.75%
                                                           ----------   ----------     --------
Totals...............................                      $1,839,430   $1,221,727     $422,360
                                                           ==========   ==========     ========


           FACILITY/LENDER                   COLLATERAL
           ---------------             -----------------------
$1.2 Billion Facility/Bankers Trust
 Company.............................         Unsecured
Tax Exempt Bonds.....................  Westin Philadelphia and
                                        Days Inn Philadelphia
Goldman Facility/Goldman Sachs.......   Certain properties of
                                             the Company
Acquisition Facility/Lehman
 Brothers............................   Certain properties of
                                             the Company
Term Loan/Lehman Brothers............   Certain properties of
                                             the Company
Mortgage Facility/Lehman Brothers....  Certain mortgage loans
Totals...............................

     At December 31, 1997 and 1996, unused commitments on the Facilities were $17.0 million and $177.6 million, respectively.

     At December 31, 1997, all Facilities outstanding at December 31, 1996 have been repaid. At December 31, 1997, the only Facility that had covenants was the $1.2 Billion Facility. This Facility required that the Company maintain a specified debt service ratio, loan to value ratio, and minimum net worth. In addition, the $1.2 Billion Facility placed restrictions on distributions and required the Trust to maintain its REIT status. As of December 31, 1997 and 1996, the Company was in compliance with its covenants.

     On May 27, 1997, the Company entered into an interest rate protection agreement which had the effect of fixing the base rate of interest at 6.773% for debt with an aggregate notional principal amount of $100 million and a term to maturity of five years. On October 10, 1997, the Company rolled this position to January 30, 1998, which had the effect of fixing the base rate of interest at 6.9105%. The actual interest rate was to be determined by reference to this base rate. As of December 31, 1997, the Company determined that it did not intend to issue debt using this treasury lock agreement and, accordingly, accrued $6.6 million. In January 1998, the Company settled this treasury lock agreement.

     On July 29, 1997, the Company rolled a previously transacted interest rate protection agreement to January 30, 1998, which had the effect of fixing the base rate of interest at 6.09725% for debt that the Company intended to issue in the first quarter of 1998 with an aggregate notional principal amount of $100 million and a term to maturity of seven years. The actual interest rate was to be determined by reference to this base rate. As of December 31, 1997, the Company determined that it did not intend to issue debt using this treasury lock agreement and, accordingly, accrued $3.2 million. In January 1998, the Company settled this treasury lock agreement.

     On July 29, 1997, the Company rolled a previously transacted interest rate protection agreement to January 30, 1998, which had the effect of fixing the base rate of interest at 6.95% for debt that the Company intended to issue in the first quarter of 1998 with an aggregate notional principal amount of $150 million and a term to maturity of ten years. The actual interest rate was to be determined by reference to this base rate. As

                           STARWOOD HOTELS & RESORTS
                 AND STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

of December 31, 1997, the Company determined that it did not intend to issue debt using this treasury lock agreement and, accordingly, accrued $15.2 million. In January 1998, the Company settled this treasury lock agreement.

12.  MORTGAGE AND OTHER NOTES PAYABLE.

     At December 31, 1997 and 1996, the Trust had the following outstanding mortgage and other notes payable (in thousands):

   FACILITY/LENDER         DUE DATE        1997      1996          INTEREST TERMS
   ---------------      --------------   --------   -------   -------------------------
Bancomer Note/
  Bancomer SA.........     May 1998      $118,750   $    --   One-, two- or three-month
                                                                     LIBOR + 1.69%
Crowne Plaza Note/
  Hibernia National
  Bank................  September 2002     29,000        --    One-month LIBOR + 2.00%
Doral Mortgage/
  Sumitomo............  September 2001     27,375    27,375             7.64%
BPP Mortgage/ Georgia
  Life................    July 2003        24,797    25,000             8.42%
Stamford Note/ Lehman
  Brothers............   January 2000      10,250        --    One-month LIBOR + 2.25%
Term Note/Westin
  Hotels & Resorts....  November 1999       7,395     2,830     Non-interest bearing
Other.................                         --        64            Various
                                         --------   -------
Total Mortgage and
  Other Notes
  Payable.............                   $217,567   $55,269
                                         ========   =======

     The Company intends to extend the terms of the Bancomer Note due in May 1998 or refinance this facility.

     Minimum principal payments on the Trust's indebtedness for the years ending December 31 are due as follows (in thousands):

                                    1998      1999     2000      2001      2002     THEREAFTER
                                  --------   ------   -------   -------   -------   ----------
Total...........................  $119,274   $7,965   $10,870   $28,049   $29,733    $21,676

     At December 31, 1997 and 1996, the Corporation had the following outstanding mortgage and other notes payable (in thousands):

             FACILITY/LENDER                 DUE DATE      1997      1996    INTEREST TERMS
             ---------------               ------------  --------   ------   --------------
Westin Hotels & Resorts..................  January 1998  $125,657   $   --     6.00%
First Mortgage Note......................      1997            --      341     9.75%
Other Notes Payable......................                      69      449    Various
Capital Leaseholds.......................                     994    1,173    Various
                                                         --------   ------
Total Mortgage and Other Notes Payable...                $126,720   $1,963
                                                         ========   ======

                           STARWOOD HOTELS & RESORTS
                 AND STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

     Minimum lease and principal payments on the Corporation's indebtedness for the years ending December 31 are due as follows (in thousands):

                                              MINIMUM FUTURE    PRINCIPAL PAYMENTS
                    YEAR                      LEASE PAYMENTS     DUE UNDER NOTES
                    ----                      --------------    ------------------
1998........................................      $  244             $125,726
1999........................................         244                   --
2000........................................         244                   --
2001........................................         100                   --
2002........................................         100                   --
Thereafter..................................         400                   --
                                                  ------             --------
          Total.............................       1,332             $125,726
                                                                     ========
Amount representing interest................        (338)
                                                  ------
Future minimum lease payments...............      $  994
                                                  ======

     At December 31, 1997 and 1996, the Corporation had approximately $1.2 million in assets (less $388,000 and $233,000, respectively, in accumulated amortization) recorded under capital leaseholds. Such amounts are included in furniture, fixtures and equipment.

13.  SALES OF REAL ESTATE INVESTMENTS AND RESERVE FOR LOSSES.

     During the year ended December 31, 1997, the Company sold its interests in four hotel assets: the Radisson Marque Hotel located in Winston-Salem, North Carolina; the Best Western located in Las Cruces, New Mexico; the Best Western Airport located in El Paso, Texas; and the Best Western located in Savannah, Georgia. The Radisson Marque was sold for approximately $7.6 million in cash recognizing a loss of approximately $614,000. The Las Cruces, El Paso and Savannah properties were sold concurrent with the Company's acquisition of the Crowne Plaza Hotel in New Orleans, Louisiana, for approximately $12.0 million in cash recognizing a loss of approximately $314,000.

     For the year ended December 31, 1997, the Trust recognized a gain of $3.2 million on sales of real estate investments including $2.5 million resulting from the payoff of the mortgage notes receivable relating to properties located in Atlantic City, New Jersey, and $322,000 resulting from the payoff of the mortgage note receivable relating to a property located in Milpitas, California. For the year ended December 31, 1997, the Corporation recognized a gain of $3.9 million on sales of real estate investments including $4.5 million resulting from the payoff of notes receivable relating to a property located in Milpitas, California.

     For the year ended December 31, 1997, the Trust accrued a loss of $1.8 million on three of its hotels held for sale at December 31, 1997. The loss was calculated by subtracting the offer amount from the net book value of the hotel assets. These hotels were subsequently sold in February 1998.

     During the year ended December 31, 1996, the Company sold its interests in three hotel assets: the Best Western Columbus North located in Columbus, Ohio; the Bourbon Street Hotel & Casino located in Las Vegas, Nevada; and the King 8 Hotel & Casino located in Las Vegas, Nevada. The Columbus property was sold for an all cash price of approximately $3.1 million. The Bourbon Street property was sold for an all cash price of $7.6 million. The King 8 Hotel & Casino real property was sold for $18.8 million, consisting of $11.6 million in cash and a $7.2 million promissory note collateralized by the hotel and the casino. The note bears interest at 13.5% per annum through November 5, 1997, 14.5% per annum through November 5, 1998, 15.5% per annum through November 5, 1999 and 16.5% per annum thereafter. Accrued interest on the note is due monthly with all unpaid principal and accrued interest due in May 2000. The $7.2 million note was repaid

                           STARWOOD HOTELS & RESORTS
                 AND STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

in 1997. The personal property and casino equipment of the King 8 Hotel & Casino will be sold for approximately $3.0 million to the hotel purchaser following receipt by the purchaser of required gaming approvals. A subsidiary of the Corporation, Hotel Investors Corporation of Nevada, leases the real property from the purchaser and has agreed to continue to operate the hotel and casino to the earlier of when the purchaser or his designee obtains required gaming licenses and approvals or June 30, 1998.

     During the year ended December 31, 1996, the Company sold an office building adjacent to the Doubletree Guest Suites located in Lexington, Kentucky, for an all cash price of approximately $675,000.

     For the year ended December 31, 1996, the Trust recognized a gain of approximately $4.3 million and the Corporation recognized no gain or loss on sales of real estate investments.

     During the year ended December 31, 1995, the Company did not sell any of its real estate investments. 14. MORTGAGE NOTES RECEIVABLE.

     A summary of the Trust's mortgage notes receivable at December 31 is as follows (in thousands):

                                             1997                               1996
                               --------------------------------   --------------------------------
                               FIXED(1)   VARIABLE(2)    TOTAL    FIXED(1)   VARIABLE(2)    TOTAL
                               --------   -----------   -------   --------   -----------   -------
First mortgage...............  $40,953      $10,344     $51,297   $45,479      $45,228     $90,707
Second, third, fourth
  mortgage...................       --           --          --       134           --         134
Allowance for loan loss......                              (100)                              (100)
                                                        -------                            -------
          Total..............                           $51,197                            $90,741
                                                        =======                            =======

     Aggregate principal payments under the mortgage notes receivable at December 31, 1997 are as follows (in thousands):

                            1998      1999       2000      2001      2002      THEREAFTER
                           ------    -------    ------    ------    -------    ----------
Total....................  $7,429    $15,231    $3,664    $3,966    $31,213      $1,492

---------------
(1) The fixed rate first mortgages had interest rates ranging from 8.0% to 10.0% per annum at December 31, 1997 and 1996. The one fixed rate second mortgage note had an interest rate of 7.0% per annum at December 31, 1996.

(2) The variable first mortgages had an interest rate of 6.97% per annum at December 31, 1997 and 6.81% to 13.5% per annum at December 31, 1996.

15.  MILWAUKEE SHERATON.

     In December 1985, the Trust sold its interest in the Milwaukee Sheraton to Milwaukee Brookfield Limited Partnership ("Brookfield"). In connection with the sale, the Trust received a second mortgage note from Brookfield.

     In July 1991, ownership and operation of the Milwaukee Sheraton was reorganized and ownership of the hotel was transferred from Brookfield to Moorland Hotel Limited Partnership ("MHLP"), a limited partnership in which the Corporation (the sole general partner) at such time had a 51% interest and Brookfield (the sole limited partner) at such time had the remaining 49% interest. The operations of MHLP have been consolidated into the Corporation's financial statements from the date of reorganization, and accordingly, the Trust has recorded the notes receivable from MHLP as notes receivable from the Corporation (see accompanying Schedule IV). The Corporation and MHLP entered into an agreement for the Corporation to manage the property.

                           STARWOOD HOTELS & RESORTS
                 AND STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

     During 1996, the Corporation purchased the remaining 49% interest in MHLP for $240,000 and assumed all outstanding MHLP debt. Also in 1996, the Corporation negotiated the repayment of all third-party debt at a discount of $1.5 million. As a result, the Corporation recorded an extraordinary gain from early extinguishment of debt (see Extraordinary Items in Note 8).

16.  HOTEL PROPERTIES.

     A summary of hotel assets at December 31 is as follows (in thousands):

                                        TRUST                  CORPORATION
                               ------------------------    --------------------
                                  1997          1996         1997        1996
                               ----------    ----------    --------    --------
Land.........................  $  354,901    $  164,472    $ 22,311    $  3,111
Buildings and improvements...   1,797,944       807,918     246,069      93,876
Furniture, fixtures and
  equipment..................     261,584        85,717     115,692      68,395
Construction in progress.....      61,737        16,939      19,679       3,525
Accumulated depreciation and
  amortization...............    (161,459)      (70,654)    (85,038)    (47,769)
Reserve for losses...........      (4,169)       (3,469)       (388)       (388)
                               ----------    ----------    --------    --------
     Hotel assets -- net.....  $2,310,538    $1,000,924    $318,325    $120,750
                               ==========    ==========    ========    ========

17.  REAL ESTATE INVESTMENTS AND INTERCOMPANY TRANSACTIONS.

     At December 31, 1997, the Trust owned equity interests in 96 hotels. Of that number, ninety properties were owned in fee and six were held pursuant to long-term leases.

     Ninety-three of the Trust's hotels are leased to the Corporation.

     As of December 31, 1997, three hotels were leased to and operated by Imperial Hotels Corporation, formerly Vagabond Inns, Inc. pursuant to ground leases. These hotels were subsequently sold in February 1998. As of December 31, 1997, five of the hotels leased by the Corporation from the Trust were managed by third-party operators. The management agreements are for various terms, expiring between 1999 and 2009, and are subject to certain cancellation provisions. One management agreement has management fees calculated as a percentage of operating profit, whereas the other agreements provide for base management fees that range from 3% to 3.5% of gross revenues with incentive management fees based upon hotel profitability.

     The leases between the Trust and the Corporation are generally long-term and provide for annual base, or minimum rents, plus contingent, or percentage rents based on the gross revenues of the properties and are accounted for as operating leases. The leases are "triple-net" in that the lessee is generally responsible for paying all operating expenses of the properties, including maintenance, insurance and real property taxes. Total rental expense paid by the Corporation to the Trust under such leases was approximately $234.5 million, $87.6 million and $26.7 million for the years ended December 31, 1997, 1996 and 1995, respectively, of which approximately $98.9 million, $26.8 million and $5.4 million was contingent. The lessee is also generally responsible for any payments required pursuant to underlying ground leases.

     The Trust's minimum future rents at December 31, 1997 to be received under non-cancelable operating leases for the years ending December 31 are as follows (in thousands):

                         1998        1999       2000       2001       2002     THEREAFTER
                       --------    --------    -------    -------    ------    ----------
Corporation..........  $218,912    $201,983    $98,662    $19,548    $7,570     $23,949
                       --------    --------    -------    -------    ------     -------
     Total...........  $218,912    $201,983    $98,662    $19,548    $7,570     $23,949
                       ========    ========    =======    =======    ======     =======

                           STARWOOD HOTELS & RESORTS
                 AND STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

     The Corporation's minimum future rents at December 31, 1997 to be received under non-cancelable operating leases for the years ending December 31 are as follows (in thousands):

                                 1998      1999      2000     2001    2002    THEREAFTER
                                ------    ------    ------    ----    ----    ----------
Other.........................  $2,378    $1,882    $1,551    $837    $550      $1,933
                                ------    ------    ------    ----    ----      ------
     Total....................  $2,378    $1,882    $1,551    $837    $550      $1,933
                                ======    ======    ======    ====    ====      ======

     The Corporation's minimum future rents at December 31, 1997 payable under non-cancelable operating leases for the years ended December 31 are as follows (in thousands):

                         1998        1999        2000       2001       2002     THEREAFTER
                       --------    --------    --------    -------    ------    ----------
Trust................  $218,912    $201,983    $ 98,662    $19,548    $7,570     $23,949
Other................     4,589       3,389       2,692      2,144     1,927      72,486
                       --------    --------    --------    -------    ------     -------
     Total...........  $223,501    $205,372    $101,354    $21,692    $9,497     $96,435
                       ========    ========    ========    =======    ======     =======

     The Corporation is committed under its leases with the Trust to pay the rents payable with respect to ground leases which expire in 1999 through 2067, including renewal options. The ground leases generally provide for a minimum rent plus a percentage of gross revenues of the properties in excess of the minimum rent. Future minimum lease payments under the ground leases are included in other rents payable in the table above. The Trust is the primary obligor under the leases; however, the Corporation as lessee/operator of the hotels makes payments under these leases directly to the lessors. Rent expense incurred by the Corporation as a lessee/operator under these ground leases was approximately $2.0 million, $871,000 and $739,000 in the years ended December 31, 1997, 1996 and 1995, respectively.

     The Corporation leases certain equipment for the hotel's operations under various lease agreements. The leases extend for varying periods through 2014 and generally are for a fixed amount each month. Future minimum lease payments under the non-cancelable operating leases are also included in other rents payable in the table above.

     The Trust's rents receivable from leased hotel properties at December 31 are summarized as follows (in thousands):

                                                      1997      1996    1995
                                                     -------    ----    ----
Corporation:
     Minimum.......................................  $16,666    $ --    $ --
     Contingent....................................    4,240     510      --
                                                     -------    ----    ----
                                                      20,906     510      --
                                                     -------    ----    ----
Other:
     Contingent....................................      413     373     362
                                                     -------    ----    ----
                                                         413     373     362
                                                     -------    ----    ----
          Total....................................  $21,319    $883    $362
                                                     =======    ====    ====

                           STARWOOD HOTELS & RESORTS
                 AND STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

     A summary of the Corporation's indebtedness to the Trust at December 31, 1997 and 1996 is as follows (in thousands):

                                                      FOOTNOTE
                                                      REFERENCE      1997        1996
                                                      ---------    --------    --------
Intercompany Mortgage Notes:
  Doral Lease Obligation............................  Note 17      $ 40,250    $ 40,250
  MHLP Mortgage Notes...............................  Note 15        31,785      29,611
  Midland Hotel.....................................                 19,975      18,216
  Westin Regina Resort -- Cancun....................                 42,335          --
  Westin Regina Resort -- Los Cabos.................                 54,693          --
  Westin Regina Resort -- Puerto Vallarta...........                 25,327          --
  Turnberry Hotel and Golf Resort...................                 27,067          --
                                                                   --------    --------
          Total Intercompany Mortgage Notes.........                241,432      88,077
General Intercompany Notes..........................                 80,178      17,741
                                                                   --------    --------
          Total Intercompany Indebtedness...........               $321,610    $105,818
                                                                   ========    ========

     Effective January 1, 1995, the general intercompany notes bear interest at prime plus 2% with interest payable monthly and are due on January 1, 2000.

     On September 20, 1995, the Realty Partnership purchased land for $3.0 million and mortgage notes receivable collateralized by the Doral Inn for $40.3 million. The mortgage note bears interest at 9.5% and matures on October 1, 2006. The Realty Partnership also entered into a long-term lease agreement with SBK Delaware Realty Holdings, L.L.C. ("SBK"), the owners of the Doral Inn, to lease SBK the land for $240,000 per year. Simultaneously, the Operating Partnership entered into a long-term lease agreement with SBK to lease the land and the building for $240,000 per year, plus the debt service on the mortgage held by the Realty Partnership. The Operating Partnership lease agreement includes a clause under which SBK is paid a management fee of 0.5% of gross revenues. Under certain circumstances, SBK may be entitled to a share of hotel profits above certain thresholds. The Realty Partnership has the option of acquiring the building for the value of the mortgage note plus $400,000 after ten years. It is management's intention to exercise that option. The Operating Partnership has recorded the transaction as a capitalized lease with an intercompany obligation to the Realty Partnership.

18.  STOCK-BASED COMPENSATION AND EMPLOYEE BENEFITS.

  Warrants to purchase Paired Shares

     In 1996, two restricted stock awards were granted in the form of warrants to purchase 22,500 Paired Shares each at an exercise price of $0.67. The Company recognized $515,000 and $500,000 in compensation expense during 1997 and 1996, respectively, related to the grant of these warrants. The warrants were exercised in 1997.

     At December 31, 1995, there were outstanding 414,993 warrants to purchase Paired Shares at an exercise price of $67.80 per Paired Share through September 15, 1996. At the expiration date, each 100 warrants were convertible into one Paired Share. Pursuant to the warrant agreement, the warrants were converted into 3,954 Paired Shares and 196 fractional warrants were paid in cash at the then current market value of a single Paired Share.

                           STARWOOD HOTELS & RESORTS
                 AND STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

  Restricted stock awards

     The Company recognized approximately $2.2 million and $811,000 in compensation expense during 1997 and 1996, respectively, related to the grant of 218,714 restricted stock awards granted in 1996 with a weighted average fair value at the date of grant of $23.60 with a three-year vesting period.

     In 1996, the Company granted a restricted stock award of 250,870 Paired Shares in connection with the acquisition of the Institutional Portfolio. Such restricted stock award vests as to two-thirds of such amount on August 12, 1997 and as to the remaining amount on August 12, 1998. The fair value of the restricted stock (approximately $6 million based on the Paired Share closing price on the date of award) at the date of grant was capitalized to hotel assets.

  Share option plans

     The Trust and the Corporation each adopted Incentive and Non-Qualified Share Option Plans in 1986 which provided for the purchase of up to an aggregate of 175,000 Paired Shares by Trustees, Directors, officers and employees pursuant to option grants. During the year ended December 31, 1995, the Trust and the Corporation granted options to purchase 85,338 Paired Shares at exercise prices ranging from $11.00 to $14.50 per Paired Share. Such options, which have exercise prices equal to the Paired Shares' fair market value on the date of grant, vest over three years.

     During 1995, the Trust and the Corporation each also adopted a 1995 Share Option Plan (the "Plans") which provided for the purchase of Paired Shares by Trustees, Directors, officers, employees, consultants and advisors, pursuant to option grants. The aggregate number of Paired Shares subject to options which were available to be granted under the Plans was approximately 2.4 million plus 8% of any additional partnership units or Paired Shares issued subsequent to August 17, 1995 (other than Paired Shares issued in exchange for partnership units, Paired Shares issued pursuant to employee benefit plans or Paired Shares that were previously issued and re-acquired by the Trust or the Corporation).

     During 1996, the Trust and the Corporation each adopted an amendment and restatement of their respective 1995 Share Option Plans (as amended, the "LTIPs"). The LTIPs increased the number of Paired Shares which may be issued pursuant to awards granted under each LTIP to approximately 6.4 million and provided for the grant of Paired Shares that are subject to performance measures or restriction periods and performance awards in tandem with certain Paired Options to be paid in cash subject to performance measures. The LTIPs also reduced the automatic annual grant of Paired Options (as defined) to Trustees and Directors from options for 9,000 Paired Shares to options for 4,500 Paired Shares and provides for the annual fee of Trustees and Directors to be paid in Paired Shares, subject to each Trustee's and Director's option to receive up to half in cash and to defer receipt of such annual fee until after terminating service with the Company.

     During 1997, the Trust and the Corporation each adopted a further amendment and restatement of their respective LTIPs. The LTIP amendments increased the number of Paired Shares for which awards may be granted under each LTIP to approximately 9.85 million.

     Under the provisions of SFAS 123, no compensation cost has been recognized for the Company's stock option plans. However, had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS 123, the Company's net income and earnings per Paired Share would have been reduced to the pro forma amounts indicated below.

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for 1997 and 1996, respectively (the

                           STARWOOD HOTELS & RESORTS
                 AND STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

statement is effective for grants starting in 1995): dividend yield of 3.96% and 3.9%, expected volatility of 30.36% and 57.21%, risk-free interest rate of U.S. zero coupon bonds with time to maturity approximately equal to the options' average time to exercise, and expected lives of the full vesting period for each option.

                                                           COMBINED    COMBINED
                                                             1997        1996
                                                           --------    --------
Net Income (in thousands)
  Pro forma..............................................  $25,677     $16,908
Earnings per Paired Share
  Pro forma..............................................  $  0.56     $  0.57
Earnings per Paired Share Assuming Dilution
  Pro forma..............................................  $  0.53     $  0.56

     During the years ended December 31, 1997 and 1996, the Trust and the Corporation granted options under the LTIPs to purchase approximately 1.7 million and 2.9 million Paired Shares, respectively, to Trustees, Directors, officers and employees, at exercise prices ranging from $34.75 to $57.44 and $15.33 to $26.50 per Paired Share during 1997 and 1996, respectively. At December 31, 1997, outstanding options granted under all plans of the Trust and Corporation (including options granted to officers and directors of a company previously acquired by the Trust) aggregated approximately 5.6 million Paired Shares. At December 31, 1997, options for approximately 1.9 million Paired Shares were fully vested with exercise prices ranging from $11.00 to $61.50 per Paired Share.

     A summary of the Company's stock option activity and related information for the years ended December 31 follows:

                                  1997                          1996                          1995
                       ---------------------------   ---------------------------   ---------------------------
                       OPTIONS   WEIGHTED-AVERAGE    OPTIONS   WEIGHTED-AVERAGE    OPTIONS   WEIGHTED-AVERAGE
                       (000'S)   EXERCISE PRICE(1)   (000'S)   EXERCISE PRICE(1)   (000'S)   EXERCISE PRICE(1)
                       -------   -----------------   -------   -----------------   -------   -----------------
Outstanding --
  beginning of
  year...............   4,195         $21.06          1,503         $15.70             38         $20.46
Granted..............   1,716         $43.57          2,890         $23.60          1,485         $15.45
Exercised............    (203)        $17.12            (99)        $11.96            (16)        $ 4.66
Cancellations........    (129)        $27.96            (99)        $22.85             (4)        $15.33
                        -----                         -----                         -----
Outstanding -- end of
  year...............   5,579         $26.78          4,195         $21.06          1,503         $15.70
                        =====                         =====                         =====
Exercisable -- end of
  year...............   1,877         $22.21            681         $17.39            195         $16.63
                        =====                         =====                         =====

---------------
(1) The weighted average exercise price equals weighted average fair value at date of grant as all options were granted at fair market value on the date of grant.

                           STARWOOD HOTELS & RESORTS
                 AND STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

     A summary of the Company's outstanding and exercisable options and related information at December 31, 1997 follows:

                              OPTIONS OUTSTANDING
                 ---------------------------------------------      OPTIONS EXERCISABLE
                           WEIGHTED-AVERAGE                      --------------------------
   RANGES OF     OPTIONS      REMAINING       WEIGHTED-AVERAGE   OPTIONS   WEIGHTED-AVERAGE
EXERCISE PRICES  (000'S)   CONTRACTUAL LIFE    EXERCISE PRICE    (000'S)    EXERCISE PRICE
---------------  -------   ----------------   ----------------   -------   ----------------
$ 0.00 - $15.33   1,061          7.30              $15.32           757         $15.32
$16.25 - $22.92     721          7.99              $21.20           291         $20.72
$23.92 - $23.92   1,687          8.61              $23.92           325         $23.92
$24.25 - $38.50   1,345          8.35              $33.22           444         $30.66
$40.63 - $61.50     765          9.65              $50.98            60         $44.44
                  -----                                           -----
                  5,579          8.37              $26.78         1,877         $22.21
                  =====                                           =====

  401(k) savings plan

     Effective April 1, 1997, the Company implemented the Star Saver 401(k) savings plan ("401(k) Plan"), which is a voluntary, defined contribution plan. All employees are eligible to participate in the 401(k) Plan following completion of one year of continuous service with the Company. Each participant may contribute on a pre-tax basis between 1% and 15% of such participant's compensation. The Company makes matching contributions on the participant's behalf equal to 100% of each dollar contributed by the participant up to the first 2% of the participant's compensation plus 50% of each dollar contributed by the participant up to an additional 2% of the participant's compensation. The Company made matching contributions of approximately $1.6 million for the year ended December 31, 1997.

19.  SHAREHOLDERS' EQUITY.

  Preferred shares

     The Corporation has 10.0 million authorized preferred shares, $0.01 par value, none of which were issued or outstanding at December 31, 1997.

  The Offerings

     At December 31, 1997 and 1996, minority interest includes the 18.8% and 18.2%, respectively, limited partnership interests of the Realty Partnership and the Operating Partnership, the 41.8% limited partnership interest in the joint venture that owns the Boston Park Plaza, and various other interests in joint ventures. The minority interest is adjusted to its relative ownership interest at year end by reclassification from additional paid-in capital. The total number of units outstanding were approximately 63.3 million and 49.0 million at December 31, 1997 and 1996, respectively.

     On March 26, 1997, the Company completed a public offering of 3.0 million Paired Shares (the "March 1997 Offering"). Net proceeds of approximately $130.0 million were contributed by the Trust and the Corporation to the Realty Partnership and the Operating Partnership, respectively.

     On October 2, 1997, the Company sold approximately 2.5 million Paired Shares (the "October 1997 Direct Placement") to a group of institutional buyers in a direct placement. Net proceeds of approximately $131.6 million were contributed by the Trust and the Corporation to the Realty Partnership and the Operating Partnership, respectively.

     On October 15, 1997, the Company sold approximately 2.2 million Paired Shares (the "UBS Shares") to Union Bank of Switzerland ("UBS") in a private placement (the "October 1997 UBS Placement" and

                           STARWOOD HOTELS & RESORTS
                 AND STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

together with the March 1997 Offering and the October 1997 Direct Placement, the "1997 Offerings"). Net proceeds of approximately $125.0 million were contributed by the Trust and the Corporation to the Realty Partnership and the Operating Partnership, respectively.

     Separately, the Company entered into a Forward Stock Agreement with UBS. (See Note 20 -- Commitments and Contingencies).

     On April 12, 1996, the Company completed a public offering of 3.0 million Paired Shares (the "April 1996 Offering"). Net proceeds of the April 1996 Offering of approximately $62.4 million were contributed by the Trust and the Corporation to the Realty Partnership and the Operating Partnership, respectively.

     On August 12, 1996, the Company completed a public offering (the "August 1996 Offering") of 16.2 million Paired Shares at a price of $23.92 per Paired Share. Net proceeds of approximately $367.2 million were contributed by the Trust and the Corporation to the Realty Partnership and the Operating Partnership, respectively.

     On July 6, 1995, the Company completed a public offering (the "1995 Offering") of 17.7 million Paired Shares at a price of $15.33 per Paired Share. Net proceeds of the 1995 Offering of approximately $245.7 million were contributed by the Trust and the Corporation to the Realty Partnership and the Operating Partnership, respectively.

                           STARWOOD HOTELS & RESORTS
                 AND STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

  Earnings per share

     The following sets forth the computation of basic and diluted earnings per share for the years ended December 31 (in thousands except per share data):

                                              1997                                  1996                           1995
                               -----------------------------------   -----------------------------------   ---------------------
                               COMBINED(1)    TRUST    CORPORATION   COMBINED(1)    TRUST    CORPORATION   COMBINED(1)    TRUST
                               -----------   -------   -----------   -----------   -------   -----------   -----------   -------
NUMERATOR:
Numerator for basic and
  diluted earnings per
  share/Paired
  Share -- income (loss)
  before extraordinary
  items......................    $41,524     $50,747     $(9,223)      $25,874     $33,589     $(7,715)      $11,125     $12,864
Extraordinary items..........     (3,452)     (3,452)         --         1,077          --       1,077        (2,155)     (2,155)
                                 -------     -------     -------       -------     -------     -------       -------     -------
Numerator for basic and
  diluted earnings per
  share/Paired Share --income
  (loss) from continuing
  operations.................    $38,072     $47,295     $(9,223)      $26,951     $33,589     $(6,638)      $ 8,970     $10,709
                                 =======     =======     =======       =======     =======     =======       =======     =======
DENOMINATOR:
Denominator for basic
  earnings per share/Paired
  Share -- weighted-average
  shares.....................     46,022      46,022      46,022        29,204      29,204      29,204        11,657      11,657
Effect of dilutive
  securities:
  Employee stock
    options(2)...............      2,310       2,310          --           557         557          --            53          53
  Restricted stock awards....        329         329          --            85          85          --            --          --
  Deferred stock grants......          2           2          --            --          --          --            --          --
  Warrants...................         --          --          --            38          38          --            --          --
                                 -------     -------     -------       -------     -------     -------       -------     -------
Dilutive potential common
  shares.....................      2,641       2,641          --           680         680          --            53          53
Denominator for earnings per
  share/Paired Share assuming
  dilution...................     48,663      48,663      46,022        29,884      29,884      29,204        11,710      11,710
                                 =======     =======     =======       =======     =======     =======       =======     =======
Earnings (loss) per
  share/Paired Share before
  extraordinary items........    $  0.90     $  1.10     $ (0.20)      $  0.88     $  1.15     $ (0.26)      $  0.95     $  1.10
Earnings (loss) per
  share/Paired Share from
  continuing operations......    $  0.83     $  1.03     $ (0.20)      $  0.92     $  1.15     $ (0.22)      $  0.77     $  0.92
Earnings (loss) per
  share/Paired Share before
  extraordinary items
  assuming dilution..........    $  0.85     $  1.04     $ (0.20)      $  0.86     $  1.12     $ (0.26)      $  0.95     $  1.10
Earnings (loss) per
  share/Paired Share from
  continuing operations
  assuming dilution..........    $  0.78     $  0.97     $ (0.20)      $  0.90     $  1.12     $ (0.22)      $  0.77     $  0.92

                                  1995
                               -----------
                               CORPORATION
                               -----------
NUMERATOR:
Numerator for basic and
  diluted earnings per
  share/Paired
  Share -- income (loss)
  before extraordinary
  items......................    $(1,739)
Extraordinary items..........         --
                                 -------
Numerator for basic and
  diluted earnings per
  share/Paired Share --income
  (loss) from continuing
  operations.................    $(1,739)
                                 =======
DENOMINATOR:
Denominator for basic
  earnings per share/Paired
  Share -- weighted-average
  shares.....................     11,657
Effect of dilutive
  securities:
  Employee stock
    options(2)...............         --
  Restricted stock awards....         --
  Deferred stock grants......         --
  Warrants...................         --
                                 -------
Dilutive potential common
  shares.....................         --
Denominator for earnings per
  share/Paired Share assuming
  dilution...................     11,657
                                 =======
Earnings (loss) per
  share/Paired Share before
  extraordinary items........    $ (0.15)
Earnings (loss) per
  share/Paired Share from
  continuing operations......    $ (0.15)
Earnings (loss) per
  share/Paired Share before
  extraordinary items
  assuming dilution..........    $ (0.15)
Earnings (loss) per
  share/Paired Share from
  continuing operations
  assuming dilution..........    $ (0.15)

     For the Corporation, the following dilutive securities were not included in the computation of earnings per share assuming dilution because the effect would have been antidilutive (in thousands):

                                                         1997     1996    1995
                                                         -----    ----    ----
Employee stock options(2)..............................  2,310    557      53
Restricted stock awards................................    329     85      --
Deferred stock grants..................................      2     --      --
Warrants...............................................     --     38      --
                                                         -----    ---      --
          Total antidilutive securities for the
            Corporation................................  2,641    680      53
                                                         =====    ===      ==

                           STARWOOD HOTELS & RESORTS
                 AND STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

     For additional disclosures regarding stock-based compensation, see Note 18.
---------------
(1) The individual amounts with respect to the Trust and the Corporation do not add to the Combined amounts in the computation of earnings per share assuming dilution due to the exclusion of antidilutive securities for the Corporation.

(2) For 1997, 169,576 antidilutive weighted shares/Paired Shares have been excluded.

20.  COMMITMENTS AND CONTINGENCIES.

  Year 2000

     Many computer systems were originally designed to recognize calendar years by their last two digits. Calculations performed using these shortened fields may not work properly with dates from the year 2000 and beyond. The Company is undertaking a review and an evaluation of its existing computerized systems as part of a program to bring all such systems into Year 2000 compliance. As a part of this evaluation, the Company expects that its central reservation system will be Year 2000 compliant by the end of the third quarter of 1998. The Company is also communicating with vendors of the Company's third-party software to obtain Year 2000 compliance certification. The Company expects, to the extent necessary, to either modify or upgrade third-party software to ensure Year 2000 compliance.

     The Company has not yet determined the total cost of modifications to its computerized systems; however, based upon the review and evaluations conducted to date, the Company believes the costs associated with this process will not have a material adverse effect on the Company's results of operations or liquidity.

  Stock commitment

     In October 1997, the Company entered into a Forward Stock Agreement with UBS (the "UBS Price Adjustment Agreement"). The UBS Price Adjustment Agreement provides for a settlement payment to be made, in the form of Paired Shares, by the Company to UBS, or by UBS to the Company, based on the market price of the UBS Shares over a specified unwind period, as compared to a "Forward Price" (as defined, but essentially equal to $57.25 per Paired Share, plus an implicit interest factor less dividends declared on the UBS Shares, in each case during the term of the UBS Price Adjustment Agreement).

     The Company has the right at any time during a preliminary term of one year to elect to deliver or receive Paired Shares in settlement of the UBS Price Adjustment Agreement. The Company has the further right, but not the obligation, to settle by repurchasing for cash all of the UBS Shares at the Forward Price. The Company has the obligation to settle the UBS Price Adjustment Agreement at the end of one year unless UBS agrees to extend its term. UBS has the right to cause an earlier settlement upon the occurrence of certain events of default or a substantial decline in the market price of the Paired Shares. The Company has the right under the UBS Price Adjustment Agreement to settle the Company's obligation (if any) by making a cash payment, but cannot compel UBS to settle UBS's obligation through the payment of cash to the Company.

     In the event that at various quarterly dates during the term of the UBS Price Adjustment Agreement the Forward Price is higher than the then current market price of the Paired Shares, the Company is obligated to deliver additional Paired Shares (or at the Company's election, cash) to UBS to be held as security for the Company's settlement obligation. In February 1998, the Company paid $7,835,000 to UBS as such security. The Company may, prior to April 15, 1998, deliver Paired Shares to UBS and receive the \return of the Company's cash deposit. Any and all Paired Shares delivered as security will be issued and outstanding when delivered and will adjust the Forward Price in accordance with the formula contained in the UBS Price Adjustment Agreement.

                           STARWOOD HOTELS & RESORTS
                 AND STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

     Upon final settlement of the UBS Price Adjustment Agreement, the Company is obligated to pay a placement fee based on the amount of the net stock settlement, if any, as well as an unwind accretion fee equal to one-half of the settlement amount multiplied by an interest factor calculated for the number of actual days the UBS Price Adjustment Agreement was in effect prior to final settlement.

     The Company is required to cause to be registered under the Securities Act of 1933 for resale by UBS, the Paired Shares sold to UBS on October 15, 1997 and the Paired Shares issued or issuable to UBS under the UBS Price Adjustment Agreement.

  Litigation

     There are various legal actions pending against the Company, some of which involve claims for substantial amounts. Although there can be no assurance as to the ultimate outcome of any litigation involving the Company, managements of the Trust and the Corporation do not believe that any pending legal proceeding will have, after taking into account the Company's existing insurance coverage, indemnification rights and provisions for such liabilities, a material adverse effect on the consolidated financial condition of the Company.

     During the year ended December 31, 1995, the Trust and the Corporation completed settlements of two purported class action complaints and one complaint which was purportedly brought on behalf of the Trust and the Corporation (collectively, the "Shareholder Actions"). Holders of an aggregate of 299,750 Paired Shares (approximately 0.7% of the outstanding Paired Shares as of December 31, 1996), all of which were owned by Mr. Leonard Ross and his affiliates (collectively, "Ross"), opted out of the Shareholder Actions and did not share in the settlement.

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

     Ross elected to sell his Paired Shares, and in January 1996, those Paired Shares were sold to a third-party through Merrill Lynch. The Paired Shares were sold at a price of $19.75 per Paired Share (as adjusted for the three-for-two stock split in January 1997); the Trust and Corporation paid Starwood Capital approximately $1.4 million in the aggregate pursuant to their indemnity obligations, and Starwood Capital released the Trust and the Corporation from all the claims assigned to it by Ross.

  Environmental matters

     The Company is subject to certain requirements and potential liabilities under various federal, state and local environmental laws, ordinances and regulations ("Environmental Laws"). For example, a current or previous owner or operator of real property may become liable for the costs of removal or remediation of hazardous or toxic substances on, under or in such property. Such laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic

                           STARWOOD HOTELS & RESORTS
                 AND STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

substances. The presence of hazardous or toxic substances may adversely affect the owner's ability to sell or rent such real property or to borrow using such real property as collateral. Persons who arrange for the disposal or treatment of hazardous or toxic wastes may be liable for the costs of removal or remediation of such wastes at the treatment, storage or disposal facility, regardless of whether such facility is owned or operated by such person. The Company uses certain substances and generates certain wastes that may be deemed hazardous or toxic under applicable Environmental Laws, and the Company from time to time has incurred, and in the future may incur, costs related to cleaning up contamination resulting from historic uses of certain of the Company's current or former properties or the Company's treatment, storage or disposal of wastes at facilities owned by others. Other Environmental Laws require abatement or removal of certain asbestos-containing materials ("ACMs") (limited quantities of which are present in various building materials such as spray-on insulation, floor coverings, ceiling coverings, tiles, decorative treatments and piping located at certain of the Company's hotels) in the event of damage or demolition, or certain renovations or remodeling. These laws also govern emissions of and exposure to asbestos fibers in the air. Environmental Laws also regulate polychlorinated biphenyls ("PCBs"), which may be present in electrical equipment. A number of the Company's hotels have underground storage tanks ("USTs") and equipment containing chlorofluorocarbons ("CFCs"); the operation and subsequent removal or upgrading of certain USTs and the use of equipment containing CFCs also are regulated by Environmental Laws. In connection with the Company's ownership, operation and management of its properties, the Company could be held liable for the costs of remedial or other action with respect to PCBs, USTs or CFCs.

     Environmental Laws are not the only source of environmental liability. Under the common law, owners and operators of real property may face liability for personal injury or property damage because of various environmental conditions such as alleged exposure to hazardous or toxic substances (including, but not limited to, ACMs, PCBs and CFCs), poor indoor air quality, radon and poor drinking water quality.

     Although the Company has incurred and expects to incur remediation and other environmental costs during the ordinary course of operations, management anticipates that such costs will not have a material adverse effect on the operations or financial condition of the Company.

  Franchise Agreements

     Seventy-three of the 102 hotel properties in which the Trust had an equity interest at December 31, 1997, were operated at such time pursuant to franchise or license agreements ("Franchise Agreements") including 14 with Westin and 13 with Sheraton. The Franchise Agreements generally require the payment of a monthly royalty fee based on gross room revenue and various other fees associated with certain marketing or advertising and centralized reservation services, also generally based on gross room revenues.

     The Franchise Agreements have various durations but generally may be terminated upon not more than three years' prior notice or upon payment of certain specified fees.

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

                           STARWOOD HOTELS & RESORTS
                 AND STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

agreement in the event of a transfer of all or controlling portion of the franchisee under the relevant Franchise Agreement. In addition, some Franchise Agreements may require payment of an initial fee upon establishment of a franchise relationship.

     The Company intends to convert many of its hotels to a Westin or Sheraton brand.

  Performance bonds and restricted cash

     The Corporation is required to post performance bonds or cash collateral for certain obligations. At December 31, 1997 and 1996, the Corporation had posted performance bonds totaling approximately $786,000 and $780,000, respectively, to cover such obligations; however, no amounts had been drawn against such bonds. These amounts are included in inventories, prepaid expenses and other assets and are restricted as to use at December 31, 1997 and 1996.

21.  RELATED PARTY TRANSACTIONS.

  Starwood Capital

     The Company and Starwood Capital have agreed that, subject to approval by the independent Trustees or Directors, as appropriate, Starwood Capital will be reimbursed for out-of-pocket costs and expenses for any services provided to the Company. Prior to August 12, 1996, Starwood Capital was also reimbursed for its internal costs (including allocation of overhead) for services provided to the Company, provided that, where such costs were currently expensed by the Company, such reimbursement could not exceed $250,000 for the twelve months ending June 30, 1996. In connection with the acquisition of the Institutional Portfolio in August 1996, the Trust granted Starwood Capital a restricted stock award of 250,870 Paired Shares (an approximate value of $6.0 million based on the Paired Share closing price on the date of award). Effective August 12, 1996, the Company's reimbursement arrangement with Starwood Capital was changed so as to eliminate reimbursements for internal costs of Starwood Capital for any services of senior management of Starwood Capital (subject to the same annual limitation of $250,000 as set forth above for services of employees of Starwood Capital other than such senior management) and after one year, for any services of any employee of Starwood Capital.

     The Company engaged Starwood Capital to act as its financial advisor in connection with the ITT Merger. This engagement is not subject to the reimbursement arrangement described above.

     During 1997, the Company did not make any reimbursements to Starwood Capital for internal costs. During 1996, the Company reimbursed Starwood Capital for $414,000 of internal costs, of which $226,000 related to 1995. Aside from Starwood Capital's internal costs, during 1996, Starwood Capital incurred approximately $199,000 of costs paid directly by the Company to third-party vendors for services provided to the Company, representing costs associated with the Reorganization, the Offerings and hotel acquisitions.

  Westin

     At December 31, 1997, Starwood Capital owned an interest in Westin, which owns equity interests in domestic and international hotels and manages, franchises or represents hotels worldwide. On January 2, 1998, pursuant to a Transaction Agreement dated September 8, 1997, the Company acquired Westin (see
Note 26 -- Subsequent Events).

     As of December 31, 1997, the Company converted six hotels to Westins. In connection with the conversions, at December 31, 1997 and 1996, the Trust had interest-free indebtedness to Westin of $7.4 million and $2.8 million, respectively, to cover certain conversion and termination costs.

                           STARWOOD HOTELS & RESORTS
                 AND STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

     On December 19, 1997, the Trust loaned approximately $2.0 million and $1.1 million to Westin WC Sport L.L.C. ("WC Sport") and Westin MV Sport L.L.C. ("MV Sport"), respectively, wholly owned subsidiaries of Westin, under two separate note agreements. The loans, which are included in other assets, bear interest at the 90-day LIBOR rate and mature as to principal and accrued interest on December 22, 1998. On January 2, 1998, in conjunction with the Westin Acquisition, WC Sport and MV Sport were acquired by the Trust thereby eliminating these notes receivable.

     On December 29, 1997, the Trust loaned $34.2 million to W&S Atlanta Corp. ("Atlanta"), a wholly owned subsidiary of Westin. The loan bears interest at the Prime lending rate to be paid monthly and matures on December 2, 1998. On January 2, 1998, in conjunction with the Westin Acquisition, Atlanta's note payable to the Trust was assumed by the Corporation.

     On December 31, 1997, the Corporation purchased other assets valued at approximately $125.7 million from Westin entering into a note payable to Westin for the same amount bearing interest at 6.0%. On January 2, 1998, the note matured and was paid in conjunction with the Westin Acquisition.

     During 1997, in conjunction with the Westin Acquisition, the Company paid Daniel W. Yih, Director of the Corporation, and Stephen R. Quazzo, Trustee of the Trust, each $200,000 in cash and an award of 5,000 Paired Shares (an approximate value of $220,000 each based on the Paired Share closing price on the date of award) as compensation for acting as Chairmen of the Special Committees.

  Loans to officers and former officers

     At December 31, 1997, the Trust has a receivable of approximately $268,000 from an officer of the Trust, Steven R. Goldman, for tax withholdings paid by the Trust on Mr. Goldman's behalf related to the vesting of restricted stock.

     At December 31, 1997 and 1996, the Trust holds an $800,000 uncollateralized note receivable from a former President and Chief Executive Officer of the Trust. The principal amount of the note receivable is due in 1999 and bears interest due annually at 10%.

     During 1996, the Corporation made a $150,000 non-interest bearing bridge loan to an officer of the Corporation, Eric A. Danziger, secured by a second mortgage on Mr. Danziger's residence in Phoenix, Arizona. The bridge loan matured in September 1997 and was repaid in February 1998.

     During 1996, the Corporation made a $266,000 non-interest bearing bridge loan to an officer of the Corporation, Theodore W. Darnall. The bridge loan is secured by a second mortgage on Mr. Darnall's residence in Phoenix, Arizona. During 1997, the bridge loan matured as to $100,000 upon the sale of Mr. Darnall's home in Pittsburgh at which time $116,000 of the loan was repaid. The unpaid balance of $150,000 matures upon termination of Mr. Darnall's employment with the Corporation.

     During 1995, the Trust loaned $250,000 to a former officer of the Trust. The loan has a term of 10 years and bears interest, to be paid quarterly, at the lowest applicable rate prescribed by IRC Section 1274(d). At December 31, 1997, the loan had an applicable rate of 6.6% and was current. During 1997, the Trust forgave $150,000 of the loan pursuant to a separation agreement with such officer.

22.  INDUSTRY SEGMENT INFORMATION.

  Gaming

     The Corporation operated in two segments of the hospitality industry, hotel and gaming. The hotel segment consists of room, food and beverage and other revenues recognized in connection with the operation of hotels owned by the Corporation or under lease from the Trust, and income from management contracts.

                           STARWOOD HOTELS & RESORTS
                 AND STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

The Company has disclosed these segments in the combined and separate statements of operations. The gaming segment consists of net win from casino operations, as well as room, food and beverage and other revenues recognized in connection with the operation of the two hotel/casinos under lease from the Trust or a third party unaffiliated with Starwood Hotels. For the years ended December 31, 1997 and 1996, the gaming segment was not a material component of the Corporation's operations. As a result, 1997 and 1996 segment information relating to gaming is not disclosed herein. The following information summarizes revenue and operating results for the gaming segment for the year ended December 31, 1995 (in thousands):

                                                                 YEAR ENDED
                                                              DECEMBER 31, 1995
                                                              -----------------
GAMING:
Revenue:
     Casino.................................................       $14,009
     Rooms..................................................         4,682
     Food and beverage......................................         5,155
     Other..................................................         5,313
     Less promotional allowances............................        (2,230)
                                                                   -------
     Gaming revenues........................................        26,929
                                                                   -------
Expenses:
     Casino.................................................         6,156
     Rooms..................................................         2,220
     Food and beverage......................................         4,896
     Other (including undistributed operating expenses and
       fixed charges).......................................        10,970
                                                                   -------
     Expenses of gaming operations..........................        24,242
     Rent to Trust..........................................         2,400
     Depreciation and amortization..........................           205
                                                                   -------
     Total expenses.........................................        26,847
                                                                   -------
Operating income............................................       $    82
                                                                   =======

     A reconciliation of the combined segment operating income to the net loss of the Corporation is as follows (in thousands):

                                                                 YEAR ENDED
                                                              DECEMBER 31, 1995
                                                              -----------------
Hotel operating income......................................       $ 5,419
Gaming operating income.....................................            82
                                                                   -------
Combined operating income...................................         5,501
Interest and other income...................................           632
Interest expense............................................        (5,470)
Corporate expenses..........................................        (2,703)
                                                                   -------
     Loss before minority interest..........................       $(2,040)
                                                                   =======

                           STARWOOD HOTELS & RESORTS
                 AND STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

     Additional financial data by industry segment for the Corporation is as follows (in thousands):

                                                          YEAR ENDED
                                                       DECEMBER 31, 1995
                                                       -----------------
DEPRECIATION AND AMORTIZATION:
Hotel................................................       $5,126
Gaming...............................................          205
Corporate and other..................................        1,161
                                                            ------
          Total......................................       $6,492
                                                            ======

     The Trust is an owner/lessor of real property and does not "operate" in different segments, and is therefore not subject to disclosure by segment. The Trust's net investment (initial cost less accumulated depreciation and provision for loss) in the two Las Vegas hotel/casinos was approximately $20.5 million at December 31, 1995. The Trust sold its interest in the two properties during 1996.

  Foreign operations

     In 1997, the Corporation purchased four hotels located in Mexico and Scotland. The foreign segment consists of hotel revenue and expense from foreign hotels. The following information summarizes revenue and operating results for the foreign segment for the year ended December 31, 1997 (in thousands):

                                                          YEAR ENDED
                                                       DECEMBER 31, 1997
                                                       -----------------
FOREIGN OPERATIONS:
Hotel revenue:
     Rooms...........................................       $11,447
     Food and beverage...............................         5,588
     Other...........................................         1,973
                                                            -------
     Foreign hotel revenues..........................        19,008
                                                            -------
Hotel expenses:
     Rooms...........................................         1,899
     Food and beverage...............................         3,190
     Other...........................................         7,779
                                                            -------
     Foreign hotel expenses..........................        12,868
     Interest -- Trust...............................         3,681
     Depreciation and amortization...................         2,847
                                                            -------
     Foreign expenses................................        19,396
                                                            -------
Operating income.....................................       $  (388)
                                                            =======

                           STARWOOD HOTELS & RESORTS
                 AND STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

     A reconciliation of the consolidated segment results to the net loss of the Corporation is as follows (in thousands):

                                                                 YEAR ENDED
                                                              DECEMBER 31, 1997
                                                              -----------------
Domestic hotel operating income.............................      $  1,035
Foreign hotel operating loss................................          (388)
Gaming operating loss.......................................        (1,646)
                                                                  --------
Consolidated operating income...............................          (999)
Management fees and other income............................         5,907
Gain on sale of real estate investments.....................         3,864
Depreciation and amortization -- Corporate..................        (2,068)
Corporate expenses..........................................       (15,029)
                                                                  --------
     Loss before minority interest..........................      $ (8,325)
                                                                  ========

     Additional financial data by industry segment for the Corporation is as follows (in thousands):

                                                                 YEAR ENDED
                                                              DECEMBER 31, 1997
                                                              -----------------
REVENUE:
Domestic hotel..............................................      $869,906
Foreign hotel...............................................        19,008
                                                                  --------
          Total.............................................      $888,914
                                                                  ========
IDENTIFIABLE ASSETS:
Domestic hotel..............................................      $313,816
Foreign hotel...............................................       189,411
Corporate...................................................        55,424
                                                                  --------
          Total.............................................      $558,651
                                                                  ========
CAPITAL EXPENDITURES:
Domestic hotel..............................................      $ 54,090
Foreign hotel...............................................       185,293
Corporate...................................................         8,629
                                                                  --------
          Total.............................................      $248,012
                                                                  ========
DEPRECIATION AND AMORTIZATION:
Domestic hotel..............................................      $ 20,380
Foreign hotel...............................................         2,847
Corporate...................................................         2,068
                                                                  --------
          Total.............................................      $ 25,295
                                                                  ========

                           STARWOOD HOTELS & RESORTS
                 AND STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

23.  SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED).

                                      COMBINED                TRUST              CORPORATION
                                --------------------    ------------------   --------------------
                                  1997        1996       1997       1996       1997        1996
                                --------    --------    -------    -------   --------    --------
                                              (IN THOUSANDS EXCEPT PER SHARE DATA)
First Quarter
  Revenue.....................  $172,719    $ 60,579    $49,087    $18,801   $167,113    $ 57,486
  Net income (loss)...........     7,786       4,090     12,183      7,142     (4,397)     (3,052)
  Net income (loss) per
     share/Paired Share.......      0.19        0.20       0.29       0.35      (0.10)      (0.15)
  Net income (loss) per
     share/Paired Share
     Assuming Dilution........      0.18        0.20       0.28       0.35      (0.10)      (0.15)
Second Quarter
  Revenue.....................  $223,149    $ 82,665    $60,913    $18,959   $219,550    $ 79,871
  Net income..................    18,135       9,598(2)  16,844      5,600      1,291       3,998(2)
  Net income (loss) per
     share/Paired Share.......      0.40        0.41       0.37       0.24       0.03        0.17
  Net income per share/Paired
     Share Assuming
     Dilution.................      0.38        0.41       0.35       0.24       0.03        0.17
Third Quarter
  Revenue.....................  $236,920    $122,138    $70,760    $30,565   $232,712    $119,695
  Net income (loss)...........    (1,127)(1)    6,099     2,092(1)   7,608     (3,219)     (1,509)
  Net income (loss) per
     share/Paired Share.......     (0.03)       0.18       0.04       0.23      (0.07)      (0.05)
  Net income (loss) per
     share/Paired Share
     Assuming Dilution........     (0.03)       0.19       0.04       0.23      (0.07)      (0.05)
Fourth Quarter
  Revenue.....................  $300,795    $163,156    $90,008    $46,734   $294,313    $153,104
  Net income (loss)...........    13,278(3)    7,164     16,176(3)  13,239     (2,898)(3)   (6,075)
  Net income (loss) per
     share/Paired Share.......      0.26        0.18       0.32       0.33      (0.06)      (0.15)
  Net income (loss) per
     share/Paired Share
     Assuming Dilution........      0.25        0.17       0.30       0.32      (0.06)      (0.15)

---------------
(1) During the quarter ended September 30, 1997, the Trust recorded an extraordinary loss of approximately $3.5 million (net of minority interest of $971,000) relating to extinguishment of debt (see Note 8).

(2) During the quarter ended June 30, 1996, the Corporation recorded an extraordinary gain of approximately $1.1 million (net of minority interest of $413,000) relating to extinguishment of debt (see Note 8).

(3) During the quarter ended December 31, 1997, the Company recorded depreciation adjustments related to cost segregation studies performed on properties acquired in 1997 which resulted in a decrease in depreciation expense of approximately $27.4 million for the Trust and an increase in depreciation expense of $1.7 million for the Corporation. The Trust recorded a loss on anticipated treasury lock settlements of approximately $25.0 million (see Note 11 for further discussion). The Trust recorded an adjustment of approximately $2.6 million in the fourth quarter for 1997 executive bonuses.

                           STARWOOD HOTELS & RESORTS
                 AND STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

24.  PURCHASE BUSINESS COMBINATIONS.

     The following represents all purchase business combinations for the year ending December 31, 1997:

                                                               DATE OF      PURCHASE PRICE
                         HOTEL(1)                            PURCHASE(4)      (000'S)(7)
                         --------                            -----------    --------------
Deerfield Beach Hilton.....................................   01/08/97        $   11,500
Radisson Denver South......................................   01/20/97            21,750
The HEI Owned Hotels consisting of:                                              312,000
  Sheraton Hotel...........................................   02/14/97
  Omni Waterside Hotel.....................................   02/14/97
  BWI Airport Marriott.....................................   02/14/97
  Crowne Plaza Edison......................................   02/14/97
  Courtyard by Marriott Crystal City.......................   02/14/97
  Charleston Hilton........................................   02/14/97
  Park Ridge Hotel.........................................   02/14/97
  Sonoma County Hilton.....................................   02/14/97
  Novi Hilton..............................................   02/14/97
  Embassy Suites...........................................   02/14/97
Days Inn Chicago...........................................   02/21/97            48,000
Westin Hermitage...........................................   03/11/97            15,800(5)
Hotel De La Poste..........................................   03/12/97            16,000
San Diego Marriott Suites..................................   04/03/97            32,500
Tremont Hotel..............................................   04/04/97            14,400
Raphael Hotel..............................................   05/07/97            17,750
Sheraton Stamford..........................................   06/12/97            14,600
Westin Southfield -- Detroit...............................   07/10/97            40,000
Westin Regina Portfolio consisting of:                                           133,000(3)
  Westin Regina Resort -- Cancun...........................   08/21/97
  Westin Regina Resort -- Los Cabos........................   08/21/97
  Westin Regina Resort -- Puerto Vallarta..................   08/21/97
The Flatley Portfolio consisting of:                                             469,970
  Wayfarer Inn.............................................   09/11/97
  Sheraton Tara Hotel -- Braintree.........................   09/11/97
  Tara's Ferncroft Conf. Resort............................   09/11/97
  Sheraton Tara Hotel -- Framingham........................   09/11/97
  Tara's Cape Codder Hotel.................................   09/11/97
  Tara Hyannis Hotel & Resort..............................   09/11/97
  Sheraton Tara Lexington Inn..............................   09/11/97
  Colonial Hilton and Resort...............................   09/11/97
  Merrimack Hotel & Conference Center......................   09/11/97
  Sheraton Tara Hotel -- Nashua............................   09/11/97
  Sheraton Tara Hotel -- Newton............................   09/11/97
  Sheraton Tara Hotel -- Parsippany........................   09/11/97
  Sheraton Tara Hotel -- South Portland....................   09/11/97
  Tara Stamford Hotel......................................   09/11/97
  Sheraton Tara Airport Hotel..............................   09/11/97
Crowne Plaza...............................................   09/23/97            58,750(6)
One Washington Circle......................................   09/30/97            19,000
Radisson Plaza & Suite Hotel...............................   10/30/97            54,000
Westin Aquila..............................................   12/08/97            14,000
Westin Mission Hills Resort................................   12/15/97           118,000(2)
Turnberry Hotel and Golf Resort............................   12/23/97            51,500(3)
                                                                              ----------
                                                                              $1,462,520
                                                                              ==========

                           STARWOOD HOTELS & RESORTS
                 AND STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

     On February 14, 1997, in addition to the acquisition of the ten hotels referred to above as the HEI Owned Hotels from PRISA II, an institutional real estate investment fund managed by Prudential Real Estate Investors, and HEI Hotels LLC ("HEI"), a Westport, Connecticut based hotel operating company, the Company also completed the acquisition of HEI (together with the HEI Owned Hotels, the "HEI Portfolio"). The Company paid $112 million in cash and notes and the remainder in limited partnership interests in the Realty Partnership and the Operating Partnership exchangeable for 6.548 million Paired Shares of the Trust and Corporation (valued for purposes of the transaction at approximately $215 million). See Note 4 for discussion on the value of the HEI Management Company, an intangible asset. The HEI Portfolio also included contracts to manage the following nine hotels: Sheraton Gateway Houston Airport, Ontario Airport Hilton, Grand Junction Hilton, Danbury Hilton & Towers, Residence Inn By Marriott, Long Island Sheraton Hotel, Wilmington Hilton Hotel, Ramada Hotel Bethesda and The Pavillion Towers Hotel.
---------------
(1) The Trust acquired a 100% equity interest in each of these hotel properties except for the Westin Mission Hills Resort (see footnote (2) below), the Westin Regina Portfolio and Turnberry Hotel & Golf Resort (see footnote (3) below).

(2) Represents 100% interest. The Trust acquired a 95% interest in a joint venture that acquired the property.

(3) The Corporation acquired a 100% equity interest in these hotel properties.

(4) The results of operations are included in the Corporation for the period from date of purchase through December 31, 1997.

(5) The purchase price consists of approximately $6.4 million in cash and limited partnership interests in Realty & Operating exchangeable for 233,106 Paired Shares (valued for the purpose of this transaction at $9.4 million).

(6) The purchase price consists of approximately $29.0 million in assumed debt, approximately $17.8 million in cash and approximately $12.0 million for the sale of three of the Company's hotels (see further information in Note 13).

(7) For all purchases, the Company records the allocation of the purchase price between Land, Building and Furniture, Fixtures and Equipment based upon the purchase agreements, if applicable, or based upon a cost segregation study.

25.  COMBINED PRO FORMA FINANCIAL INFORMATION (UNAUDITED).

     Due to the impact of the 44 hotels acquired by the Company in 1997 and the 1997 Offerings, the following combined pro forma statements of operations are presented to supplement the historical statements of operations. These combined pro forma statements reflect the 1997 Offerings and the acquisitions of the HEI Portfolio and the Flatley Portfolio as if they occurred on January 1, 1996:

                                                        YEAR ENDED DECEMBER 31,
                                                       --------------------------
                                                           1997           1996
                                                       ------------    ----------
                                                       (IN THOUSANDS, EXCEPT PER
                                                             SHARE AMOUNTS)
Revenues.............................................   $1,054,178      $694,066
Net income...........................................   $   29,036      $  7,540
Net income per share.................................   $     0.58      $   0.26
Net income per share assuming dilution...............   $     0.55      $   0.25

                           STARWOOD HOTELS & RESORTS
                 AND STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

26.  SUBSEQUENT EVENTS (UNAUDITED).

  Acquisition of Westin

     On January 2, 1998, pursuant to a Transaction Agreement dated as of September 8, 1997 (the "Westin Transaction Agreement"), among WHWE L.L.C. ("WHWE"), Woodstar Investor Partnership ("Woodstar"), Nomura Asset Capital Corporation ("Nomura"), Juergen Bartels (Mr. Bartels together with WHWE, Woodstar and Nomura, the "Members"), Westin Worldwide, W&S Lauderdale Corp. ("Lauderdale"), W&S Seattle Corp. ("Seattle"), Westin St. John Hotel Company, Inc. ("St. John"), W&S Denver Corp. ("Denver"), W&S Atlanta Corp. ("Atlanta"), W&S Hotel L.L.C. ("W&S LLC" and, together with Westin, the "Westin Companies"), the Trust, the Realty Partnership, the Corporation and the Operating Partnership, the Company acquired Westin.

     Pursuant to the terms of the Transaction Agreement,

          (i) Westin Worldwide merged into the Trust (the "Westin Merger"). In connection with the Westin Merger, all of the issued and outstanding shares of capital stock of Westin Worldwide (other than shares held by Westin and its subsidiaries or by the Company) were converted into an aggregate of 6,285,783 Class A Exchangeable Preferred Shares, par value $.01 per share (the "Class A EPS"), of the Trust and 5,294,783 Class B Exchangeable Preferred Shares, liquidation value $38.50 per share (the "Class B EPS" and together with the Class A EPS, the "EPS"), of the Trust and cash in the amount of $177.9 million;

          (ii) The stockholders of Lauderdale, Seattle and Denver contributed all of the outstanding shares of such companies to the Realty Partnership. In exchange for such contribution and after giving effect to the deemed exchange of certain units, the Realty Partnership issued to such stockholders an aggregate of 470,309 limited partnership units of the Realty Partnership and the Trust issued to such stockholders an aggregate of 127,534 shares of Class B EPS. In addition, in connection with the foregoing share contribution, the Realty Partnership assumed, repaid or refinanced the indebtedness of Lauderdale, Seattle and Denver and assumed $84.2 million of indebtedness incurred by the Members prior to such contributions; and

          (iii) The stockholders of Atlanta and St. John contributed all of the outstanding shares of such companies to the Operating Partnership. In exchange for such contribution and after giving effect to the deemed exchange of certain units, the Operating Partnership issued to such stockholders an aggregate of 312,741 limited partnership units of the Operating Partnership and the Trust issued to such stockholders an aggregate of 80,415 shares of Class B EPS. In addition, in connection with the foregoing share contributions, the Operating Partnership assumed, repaid or refinanced indebtedness of Atlanta and St. John and assumed $3.4 million of indebtedness incurred by the Members prior to such contributions.

     The aggregate principal amount of debt assumed by the Company pursuant to the Westin Transaction Agreement was approximately $1.0 billion.

     The shares of Class A EPS, the shares of Class B EPS and the limited partnership interests issued in connection with the Westin Merger and the contribution of Seattle, Lauderdale, Denver, St. John and Atlanta to the Partnerships are directly or indirectly exchangeable on a one-to-one basis (subject to certain adjustments) for Paired Shares (subject to the right of the Company to elect to pay cash in lieu of issuing such shares). The limited partnership interests also are exchangeable on a one-to-one basis for shares of Class B EPS. The shares of Class B EPS have a liquidation preference of $38.50 per share and provide the holders with the right, from and after the fifth anniversary of the closing date of the Westin acquisition, to require the Trust to redeem such shares at a price of $38.50.

                           STARWOOD HOTELS & RESORTS
                 AND STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

     On January 2, 1998, the Company obtained a $2.265 billion credit facility (the "$2.2 Billion Facility") from a group of lenders led by Bankers Trust Company and the Chase Manhattan Bank to fund the cash portion of the purchase of Westin for approximately $178 million and to repay an aggregate of approximately $1.0 billion of outstanding debt of Westin and of the Company under the $1.2 Billion Facility.

  Acquisition of ITT

     On February 23, 1998, pursuant to an Amended and Restated Agreement and Plan of Merger dated as of November 12, 1997 (the "ITT Merger Agreement") among the Corporation, Chess Acquisition Corp., a newly formed Nevada corporation and a subsidiary of the Corporation ("Merger Sub"), the Trust and ITT, the Company acquired ITT.

     Pursuant to the terms of the ITT Merger Agreement, Merger Sub was merged with and into ITT (the "ITT Merger"), whereupon the separate corporate existence of Merger Sub ceased and ITT continued as the surviving corporation. As a result of the ITT Merger, ITT was owned jointly by the Trust and the Corporation. Immediately after the effective time of the ITT Merger, the Corporation purchased all of the common stock, no par value, of ITT ("ITT Common Stock") owned by the Trust for a combination of cash and notes. After such purchase, ITT became a wholly owned subsidiary of the Corporation.

     Under the terms of the ITT Merger Agreement, each outstanding share of ITT Common Stock, together with the associated right to purchase shares of Series A Participating Cumulative Preferred Stock of ITT (the "Rights" and, together with the ITT Common Stock, "ITT Shares"), other than those that were converted into cash pursuant to a cash election by the holder (and other than ITT Shares owned directly or indirectly by ITT or Starwood Hotels, which shares were canceled), was converted into 1.543 Paired Shares. Pursuant to cash election procedures, approximately 35,195,664 ITT Shares, representing approximately 30% of the outstanding ITT Shares, were converted into $85 in cash per share. In addition, each ITT Share was converted into additional cash consideration in the amount of $.37493151, which amount represents the interest that would have accrued (without compounding) on $85 at an annual rate of 7% during the period from and including January 31, 1998 to but excluding the date of the closing (February 23, 1998). The aggregate value of the ITT acquisition in cash, Paired Shares and assumed debt was approximately $14.6 billion.

     On February 23, 1998, the Company obtained two additional credit facilities ($5.6 billion in total) with Lehman Brothers, Bankers Trust and The Chase Manhattan Bank to fund the cash portion of the ITT Merger consideration, to refinance a portion of the Company's existing indebtedness (including indebtedness outstanding under the $2.2 Billion Facility) and to provide funds for general corporate purposes. These facilities are comprised of a $3.1 billion senior secured credit facility (the "$3.1 Billion Facility") and a $2.5 billion, five-year increasing rates notes facility (the "IRN Facility").

     The $3.1 Billion Facility has three tranches: a $1.0 billion, one year term loan, a $1.0 billion, a five year term loan, and a $1.1 billion, five-year revolving credit facility. The Corporation, the Trust and certain of their respective direct and indirect subsidiaries may be designated as borrowers or co-borrowers under all or a portion of the $3.1 Billion Facility. The interest rate for the $3.1 Billion Facility is one-, two- or three-month LIBOR, at the Company's option, plus 187.5 basis points for the four months ending June 24, 1998, one-, two-or three-month LIBOR plus 162.5 basis points for the two months ending August 24, 1998, and thereafter is determined pursuant to a pricing "grid" with rates based on the Company's leverage and/or senior unsecured debt rating. Quarterly amortization of the five-year term loan begins in the third year, with total amortization of 10%, 20% and 70% of the principal amount over the third, forth and fifth year, respectively. Repayment of amounts borrowed under the $3.1 Billion Facility is guaranteed by the Trust and the Corporation and substantially all of their respective significant subsidiaries (including the Partnerships) other than gaming subsidiaries, and is secured by a pledge of all the capital stock, partnership interests and other equity interests of the guarantor subsidiaries.

                           STARWOOD HOTELS & RESORTS
                 AND STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

     The IRN facility consists of a single drawdown senior increasing rate, non-amortizing five-year term loan for $2.5 billion. The Corporation is the borrower under the IRN Facility; the Trust and all subsidiaries of the Corporation and the Trust that are borrowers or guarantors of the $3.1 Billion Facility are guarantors of the IRN Facility. The IRN Facility is secured equally and ratably by all the collateral securing the $3.1 Billion Facility and is pari passu in right of payment with all other senior indebtedness of the borrower and the guarantors, including the $3.1 Billion Credit Facility. Amounts borrowed under the IRN Facility bear interest at one-, two- or three-month LIBOR plus 175 basis points for the three months ending May 24, 1998, with the interest rate increasing by 50 basis points every three months thereafter, up to a maximum rate of one-, two-or three-month LIBOR plus 375 basis points.

     In conjunction with the acquisition of ITT, the Amended and Restated Declaration of Trust of the Trust was further amended increasing the authorized shares of beneficial interests in the Trust to 1.35 billion shares. The charter of the Corporation was amended increasing the authorized stock of the Corporation to 1.35 billion shares.

     In conjunction with the acquisition of ITT, the Company sold an aggregate of 4,641,000 Paired Shares to Merrill Lynch International, NMS Services, Inc. and Lehman Brothers Inc. (collectively, the "February Purchasers"), in a private placement, for approximately $245.0 million. The Company paid the February Purchasers a customary placement fee.

     Separately, the Company entered into agreements (the "February Price Adjustment Agreements") with the February Purchasers (and with Merrill Lynch, Pierce, Fenner & Smith Incorporated, NationsBanc Montgomery Securities LLC and Lehman Brothers Finance S.A., each of which is an affiliate of a February Purchaser) with terms that are essentially the same as the terms of the UBS Price Adjustment Agreement, except that (i) under the February Price Adjustment Agreements, the Company does not have any right to deliver cash in settlement of its obligation to deliver Paired Shares or any right to repurchase the Shares sold to the February Purchasers, and (ii) the Forward Price under the February Price Adjustment Agreements is based on a price of $53.875 per share.

     The Company is required to cause to be registered under the Securities Act of 1933, for resale by the February Purchasers the Paired Shares sold to the February Purchasers on February 24, 1998 and the Paired Shares issued or issuable to the February Purchasers under the February Price Adjustment Agreement.

  Other

     On January 15, 1998, the Company completed the purchase of four Sheraton Hotel assets with 916 hotel rooms located in Aspen, Colorado; Houston, Texas; Washington, DC; and New York, New York for $334 million, which consists of approximately $150 million in cash and 3.718 million Paired Shares of the Trust and the Corporation (valued for purposes of this transaction at approximately $184 million).

                                  SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                           STARWOOD HOTELS & RESORTS

                               DECEMBER 31, 1997
                                 (IN THOUSANDS)

                                                                                             GROSS AMOUNT BOOK
                                         INITIAL COST TO          COSTS SUBSEQUENT TO              VALUE
                                             COMPANY                  ACQUISITION          AT DECEMBER 31, 1997
                                     ------------------------    ----------------------   -----------------------
                                                                                            (1)                          (3)
                                                                                                         (1)         ACCUMULATED
                                                 BUILDING AND              BUILDING AND              BUILDING AND   DEPRECIATION &
            DESCRIPTION                LAND      IMPROVEMENTS     LAND     IMPROVEMENTS     LAND     IMPROVEMENTS    AMORTIZATION
            -----------              --------    ------------    -------   ------------   --------   ------------   --------------
HOTEL ASSETS:
Embassy Suites Phoenix
  Airport -- Phoenix, AZ...........  $  2,889     $   11,658                 $   877      $  2,889    $   12,535       $  5,645
Tempe Embassy Suites -- Tempe,
  AZ...............................     1,000         14,458                     179         1,000        14,637          1,165
Hotel Park Tucson -- Tucson, AZ....     1,800          7,911                     108         1,800         8,019            523
Plaza Hotel & Conference
  Center -- Tucson, AZ.............       350          4,357                     574           350         4,931          1,521
Sheraton Hotel -- Long Beach, CA...     4,280         27,390                                 4,280        27,390          1,270
Westin Los Angeles Airport -- Los
  Angeles, CA......................     8,800         22,397                   1,651         8,800        24,048          1,634
Westwood Marquis Hotel &
  Gardens -- Westwood, CA..........     5,250(4)      23,558(4)                3,049         5,250        26,607          1,294
Clarion at San Francisco
  Airport -- Millbrae, CA..........     7,210         19,537                     139         7,210        19,676          1,630
Palm Desert Embassy Suites -- Palm
  Desert, CA.......................     2,790          9,309                      94         2,790         9,403            618
Doubletree Club Hotel -- Rancho
  Bernardo, CA.....................     1,256          6,275                      17         1,256         6,292            624
Westin Mission Hills
  Resort -- Rancho Mirage, CA......    14,149         85,374                                14,149        85,374            359
Vagabond Inn -- Rosemead, CA.......       700          2,100                                   700         2,100          1,135
Vagabond Inn -- Sacramento, CA.....       700          3,200                                   700         3,200          1,408
San Diego Marriott Suites -- San
  Diego, CA........................     2,200         27,243                                 2,200        27,243          1,021
Westin Horton Plaza San
  Diego -- San Diego, CA...........     6,500         35,732                   1,191         6,500        36,923          2,554
Sonoma County Hilton -- Santa Rosa,
  CA...............................     1,830         15,208                                 1,830        15,208            698
Vagabond Inn -- Woodland Hills,
  CA...............................     1,200          3,200                                 1,200         3,200          1,408
Radisson Denver South -- Denver,
  CO...............................     2,270         17,000                                 2,270        17,000            777
Sheraton Stamford -- Stamford,
  CT...............................       375         16,443                                   375        16,443            431
Tara Stamford Hotel -- Stamford,
  CT...............................     8,951         41,410                                 8,951        41,410            689
Deerfield Beach
  Hilton -- Deerfield, FL..........     1,510          8,862                                 1,510         8,862            436
Doubletree Guest Suites Cypress
  Creek -- Ft. Lauderdale, FL......     3,050         17,718                     423         3,050        18,141          1,482
Wyndham Hotel at Ft. Lauderdale
  Airport -- Dania, FL.............     2,910         17,017                     915         2,910        17,932          1,210
Gainesville Radisson
  Hotel -- Gainesville, FL.........     1,002          3,759                   1,932         1,002         5,691          1,857
Westin Tampa Airport -- Tampa,
  FL...............................     2,340         16,941                   1,557         2,340        18,498          1,442
Holiday Inn -- Albany, GA..........       796          4,980                     361           796         5,341          1,477
Embassy Suites Hotel -- College
  Park, GA.........................     1,530         19,177                                 1,530        19,177            892
Lenox Inn -- Atlanta, GA...........     4,383          4,197                     155         4,383         4,352            308
Marque of Atlanta -- Atlanta, GA...     3,780         15,777                     350         3,780        16,127          1,053


                                       YEAR OF        DATE
            DESCRIPTION              CONSTRUCTION   ACQUIRED   LIFE
            -----------              ------------   --------   ----
HOTEL ASSETS:
Embassy Suites Phoenix
  Airport -- Phoenix, AZ...........      1981       12/13/83    35
Tempe Embassy Suites -- Tempe,
  AZ...............................      1984       07/25/95    35
Hotel Park Tucson -- Tucson, AZ....      1986       08/16/96    35
Plaza Hotel & Conference
  Center -- Tucson, AZ.............      1971       09/16/86    35
Sheraton Hotel -- Long Beach, CA...      1988       02/14/97    30
Westin Los Angeles Airport -- Los
  Angeles, CA......................      1986       08/12/96    35
Westwood Marquis Hotel &
  Gardens -- Westwood, CA..........      1969       12/30/96    35
Clarion at San Francisco
  Airport -- Millbrae, CA..........      1962       04/25/96    35
Palm Desert Embassy Suites -- Palm
  Desert, CA.......................      1985       08/16/96    35
Doubletree Club Hotel -- Rancho
  Bernardo, CA.....................      1988       01/01/95    35
Westin Mission Hills
  Resort -- Rancho Mirage, CA......      1987       12/15/97    30
Vagabond Inn -- Rosemead, CA.......      1974       09/16/86    35
Vagabond Inn -- Sacramento, CA.....      1975       09/16/86    35
San Diego Marriott Suites -- San
  Diego, CA........................      1989       04/03/97    30
Westin Horton Plaza San
  Diego -- San Diego, CA...........      1987       08/12/96    35
Sonoma County Hilton -- Santa Rosa,
  CA...............................      1984       02/14/97    30
Vagabond Inn -- Woodland Hills,
  CA...............................      1973       09/16/86    35
Radisson Denver South -- Denver,
  CO...............................      1986       01/20/97    30
Sheraton Stamford -- Stamford,
  CT...............................      1985       06/12/97    30
Tara Stamford Hotel -- Stamford,
  CT...............................      1984       09/11/97    30
Deerfield Beach
  Hilton -- Deerfield, FL..........      1985       01/08/97    30
Doubletree Guest Suites Cypress
  Creek -- Ft. Lauderdale, FL......      1985       04/26/96    35
Wyndham Hotel at Ft. Lauderdale
  Airport -- Dania, FL.............      1985       08/12/96    35
Gainesville Radisson
  Hotel -- Gainesville, FL.........      1974       11/24/86    35
Westin Tampa Airport -- Tampa,
  FL...............................      1987       04/26/96    35
Holiday Inn -- Albany, GA..........      1989       06/08/89    35
Embassy Suites Hotel -- College
  Park, GA.........................      1989       02/14/97    30
Lenox Inn -- Atlanta, GA...........      1965       10/31/95    35
Marque of Atlanta -- Atlanta, GA...      1980       08/16/96    35

                                            SCHEDULE III (CONTINUED)
                                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                            STARWOOD HOTELS & RESORTS
                                                DECEMBER 31, 1997
                                                 (IN THOUSANDS)
                                                                                             GROSS AMOUNT BOOK
                                         INITIAL COST TO          COSTS SUBSEQUENT TO              VALUE
                                             COMPANY                  ACQUISITION          AT DECEMBER 31, 1997
                                     ------------------------    ----------------------   -----------------------
                                                                                            (1)
                                                                                                         (1)
                                                 BUILDING AND              BUILDING AND              BUILDING AND
            DESCRIPTION                LAND      IMPROVEMENTS     LAND     IMPROVEMENTS     LAND     IMPROVEMENTS
            -----------              --------    ------------    -------   ------------   --------   ------------
Sheraton Colony Square -- Atlanta,
  GA...............................     2,000         25,285                   4,146         2,000        29,431
Terrace Garden Hotel -- Atlanta,
  GA...............................     5,875         19,944                     476         5,875        20,420
Westin Atlanta North at
  Perimeter -- Atlanta, GA.........     5,370         41,977                     674         5,370        42,651
Arlington Park Hilton -- Arlington
  Heights, IL......................     5,500          6,877                     571         5,500         7,448
Days Inn Lake Shore
  Drive -- Chicago, IL.............    11,280         30,857                                11,280        30,857
Raphael Hotel -- Chicago, IL.......     2,950         12,837                                 2,950        12,837
Tremont Hotel -- Chicago, IL.......     3,170          9,980                                 3,170         9,980
Radisson Plaza & Suite
  Hotel -- Indianapolis, IN........     8,236         41,049                                 8,236        41,049
Harvey Hotel -- Wichita, KS........       341          3,571                     337           341         3,908
Doubletree Guest
  Suites -- Lexington, KY..........     1,237          9,573                     319         1,237         9,892
Crowne Plaza -- New Orleans, LA....     8,820         43,557                                 8,820        43,557
Hotel De La Poste -- New Orleans,
  LA...............................     1,730         12,463                                 1,730        12,463
Park Plaza Hotel -- Boston, MA.....    21,000(4)      66,619(4)                1,768        21,000        68,387
Sheraton Tara Hotel -- Braintree,
  MA...............................     8,034         38,103                                 8,034        38,103
Tara's Ferncroft Conference
  Resort -- Danvers, MA............    12,315         43,466                                12,315        43,466
Sheraton Tara Hotel -- Framingham,
  MA...............................     7,905         37,463                                 7,905        37,463
Cape Codder -- Hyannis, MA.........     1,602          7,121                                 1,602         7,121
Hotel & Resort -- Hyannis, MA......     4,459         15,708                                 4,459        15,708
Sheraton Tara Lexington
  Inn -- Lexington, MA.............     3,136         12,639                                 3,136        12,639
Colonial Hilton and
  Resort -- Lynnfield, MA..........    14,107         43,600                                14,107        43,600
Sheraton Needham -- Needham, MA....     3,040         14,167                      74         3,040        14,241
Sheraton Tara Hotel -- Newton,
  MA...............................                   17,884                                              17,884
Westin Waltham Hotel -- Waltham,
  MA...............................     5,000         31,703                     198         5,000        31,901
BWI Airport Marriott -- Baltimore,
  MD...............................     3,600         36,291                                 3,600        36,291
Holiday Inn
  Calverton -- Beltsville, MD......     1,636          8,489           9         215         1,645         8,704
Sheraton Tara Hotel -- South
  Portland, ME.....................     2,708         12,504                                 2,708        12,504
Bay Valley Hotel & Resort -- Bay
  City, MI.........................     2,500          5,472           2       1,407         2,502         6,879
Novi Hilton -- Novi, MI............     1,800         29,456                                 1,800        29,456
Westin Southfield
  Detroit -- Southfield, MI........     1,700         32,508                                 1,700        32,508
Doubletree Mall of
  America -- Bloomington, MN.......     2,890         30,491                     352         2,890        30,843
Sheraton Metrodome -- Minneapolis,
  MN...............................     1,830(4)      13,759                     211         1,830        13,970

                                                SCHEDULE III (CONTINUED)
                                        REAL ESTATE AND ACCUMULATED DEPRECIATION
                                                STARWOOD HOTELS & RESORTS
                                                    DECEMBER 31, 1997
                                                     (IN THOUSANDS)

                                          (3)
                                      ACCUMULATED
                                     DEPRECIATION &     YEAR OF        DATE
            DESCRIPTION               AMORTIZATION    CONSTRUCTION   ACQUIRED   LIFE
            -----------              --------------   ------------   --------   ----
Sheraton Colony Square -- Atlanta,
  GA...............................        2,056          1973       07/18/95    35
Terrace Garden Hotel -- Atlanta,
  GA...............................        1,452          1975       10/31/95    35
Westin Atlanta North at
  Perimeter -- Atlanta, GA.........        2,972          1986       08/12/96    35
Arlington Park Hilton -- Arlington
  Heights, IL......................          455          1968       08/16/96    35
Days Inn Lake Shore
  Drive -- Chicago, IL.............        1,280          1965       02/21/97    30
Raphael Hotel -- Chicago, IL.......          426          1929       05/07/97    30
Tremont Hotel -- Chicago, IL.......          362          1974       04/04/97    30
Radisson Plaza & Suite
  Hotel -- Indianapolis, IN........          341          1983       10/30/97    30
Harvey Hotel -- Wichita, KS........          358          1974       01/01/95    35
Doubletree Guest
  Suites -- Lexington, KY..........          956          1989       01/01/95    35
Crowne Plaza -- New Orleans, LA....          543          1984       09/23/97    30
Hotel De La Poste -- New Orleans,
  LA...............................          517          1973       03/12/97    30
Park Plaza Hotel -- Boston, MA.....        6,548          1927       01/24/96    35
Sheraton Tara Hotel -- Braintree,
  MA...............................          634          1971       09/11/97    30
Tara's Ferncroft Conference
  Resort -- Danvers, MA............          485          1978       09/11/97    30
Sheraton Tara Hotel -- Framingham,
  MA...............................          622          1973       09/11/97    30
Cape Codder -- Hyannis, MA.........          118          1975       09/11/97    30
Hotel & Resort -- Hyannis, MA......          261          1967       09/11/97    30
Sheraton Tara Lexington
  Inn -- Lexington, MA.............          210          1958       09/11/97    30
Colonial Hilton and
  Resort -- Lynnfield, MA..........          725          1966       09/11/97    30
Sheraton Needham -- Needham, MA....          939          1986       08/16/96    35
Sheraton Tara Hotel -- Newton,
  MA...............................          496          1968       09/11/97    30
Westin Waltham Hotel -- Waltham,
  MA...............................        2,248          1990       08/12/96    35
BWI Airport Marriott -- Baltimore,
  MD...............................        1,678          1988       02/14/97    30
Holiday Inn
  Calverton -- Beltsville, MD......          595          1987       11/30/95    35
Sheraton Tara Hotel -- South
  Portland, ME.....................          208          1973       09/11/97    30
Bay Valley Hotel & Resort -- Bay
  City, MI.........................        2,768          1973       05/10/84    35
Novi Hilton -- Novi, MI............        1,354          1985       02/14/97    30
Westin Southfield
  Detroit -- Southfield, MI........          813          1987       07/10/97    30
Doubletree Mall of
  America -- Bloomington, MN.......        2,158          1975       08/12/96    35
Sheraton Metrodome -- Minneapolis,
  MN...............................          917          1980       09/05/96    35

                                            SCHEDULE III (CONTINUED)
                                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                            STARWOOD HOTELS & RESORTS
                                                DECEMBER 31, 1997
                                                 (IN THOUSANDS)
                                                                                             GROSS AMOUNT BOOK
                                         INITIAL COST TO          COSTS SUBSEQUENT TO              VALUE
                                             COMPANY                  ACQUISITION          AT DECEMBER 31, 1997
                                     ------------------------    ----------------------   -----------------------
                                                                                            (1)
                                                                                                         (1)
                                                 BUILDING AND              BUILDING AND              BUILDING AND
            DESCRIPTION                LAND      IMPROVEMENTS     LAND     IMPROVEMENTS     LAND     IMPROVEMENTS
            -----------              --------    ------------    -------   ------------   --------   ------------
St. Louis Embassy Suites -- St.
  Louis, MO........................     2,330         14,895                     111         2,330        15,006
Ritz Carlton Kansas City -- Kansas
  City, MO.........................     9,420         29,990                      21         9,420        30,011
Omni Hotel -- Chapel Hill, NC......       500          8,920                      97           500         9,017
Westin Aquila -- Omaha, NE.........     1,783         10,776                                 1,783        10,776
Wayfarer Inn -- Bedford, NH........     2,151         10,036                                 2,151        10,036
Merrimack Hotel & Conference
  Center -- Merrimack, NH..........       595          2,597                                   595         2,597
Sheraton Tara Hotel -- Nashua,
  NH...............................     4,345         20,036                                 4,345        20,036
Crowne Plaza Edison -- Edison,
  NJ...............................     1,700         17,045                                 1,700        17,045
Sheraton Tara Hotel -- Parsippany,
  NJ...............................    11,077         55,232                                11,077        55,232
Marriott Forrestal Village
  Hotel -- Princeton, NJ...........     3,150         14,724                      60         3,150        14,784
Best Western Airport
  Inn -- Albuquerque, NM...........                    5,165                     189                       5,354
Doral Court -- New York, NY........     6,060(4)      12,673(4)                1,132         6,060        13,805
Doral Inn -- New York, NY..........     3,112                                                3,112
Doral Tuscany -- New York, NY......     1,700(4)       9,723(4)                  816         1,700        10,539
Days Inn City Center -- Portland,
  OR...............................     1,900          3,768         120         563         2,020         4,331
Riverside Inn -- Portland, OR......     1,300          3,375         120       2,921         1,420         6,296
Allentown Hilton -- Allentown,
  PA...............................     1,200          5,343                     126         1,200         5,469
Park Ridge Hotel -- King of
  Prussia, PA......................     3,111         21,896                                 3,111        21,896
Days Inn Airport -- Philadelphia,
  PA...............................     1,900          1,672                     397         1,900         2,069
Westin Philadelphia International
  Airport -- Philadelphia, PA......     2,850         12,400                     987         2,850        13,387
Ritz Carlton
  Philadelphia -- Philadelphia,
  PA...............................     5,220         25,072                     198         5,220        25,270
Sheraton Tara Airport
  Hotel -- Warwick, RI.............     2,095          9,707                                 2,095         9,707
Charleston Hilton
  North -- Charleston, SC..........     2,600         17,368                                 2,600        17,368
Westin Hermitage -- Nashville,
  TN...............................     2,350         11,824                                 2,350        11,824
Radisson Park Central -- Dallas,
  TX...............................                   11,832       1,830      12,359         1,830        24,191
Doubletree Guest Suites DFW
  Airport -- Irving, TX............     3,080         21,707                     539         3,080        22,246
Courtyard by Marriott Crystal
  City -- Arlington, VA............     3,740         23,695                                 3,740        23,695
Omni Waterside Hotel -- Norfolk,
  VA...............................     5,200         40,913                                 5,200        40,913
Residence Inn Tyson's
  Corner -- Vienna, VA.............     1,418          4,119                     568         1,418         4,687
Tyee Hotel -- Olympia, WA(2).......     1,008          1,562         (63)      1,097           945         2,659

                                                SCHEDULE III (CONTINUED)
                                        REAL ESTATE AND ACCUMULATED DEPRECIATION
                                                STARWOOD HOTELS & RESORTS
                                                    DECEMBER 31, 1997
                                                     (IN THOUSANDS)

                                          (3)
                                      ACCUMULATED
                                     DEPRECIATION &     YEAR OF        DATE
            DESCRIPTION               AMORTIZATION    CONSTRUCTION   ACQUIRED   LIFE
            -----------              --------------   ------------   --------   ----
St. Louis Embassy Suites -- St.
  Louis, MO........................          990          1985       08/16/96    35
Ritz Carlton Kansas City -- Kansas
  City, MO.........................        2,110          1973       08/12/96    35
Omni Hotel -- Chapel Hill, NC......          822          1981       04/07/95    35
Westin Aquila -- Omaha, NE.........           45          1924       12/08/97    30
Wayfarer Inn -- Bedford, NH........          167          1966       09/11/97    30
Merrimack Hotel & Conference
  Center -- Merrimack, NH..........           43          1979       09/11/97    30
Sheraton Tara Hotel -- Nashua,
  NH...............................          333          1980       09/11/97    30
Crowne Plaza Edison -- Edison,
  NJ...............................          781          1987       02/14/97    30
Sheraton Tara Hotel -- Parsippany,
  NJ...............................          919          1987       09/11/97    30
Marriott Forrestal Village
  Hotel -- Princeton, NJ...........          963          1987       08/29/96    35
Best Western Airport
  Inn -- Albuquerque, NM...........        1,912          1980       09/16/86    35
Doral Court -- New York, NY........          792          1927       09/19/96    35
Doral Inn -- New York, NY..........                       1927       09/20/95    35
Doral Tuscany -- New York, NY......          610          1935       09/19/96    35
Days Inn City Center -- Portland,
  OR...............................        1,480          1962       09/16/86    35
Riverside Inn -- Portland, OR......        1,407          1964       09/16/86    35
Allentown Hilton -- Allentown,
  PA...............................          355          1981       08/16/96    35
Park Ridge Hotel -- King of
  Prussia, PA......................        1,020          1973       02/14/97    30
Days Inn Airport -- Philadelphia,
  PA...............................          124          1984       06/28/96    35
Westin Philadelphia International
  Airport -- Philadelphia, PA......          988          1985       06/01/96    35
Ritz Carlton
  Philadelphia -- Philadelphia,
  PA...............................        1,775          1990       08/12/96    35
Sheraton Tara Airport
  Hotel -- Warwick, RI.............          162          1979       09/11/97    30
Charleston Hilton
  North -- Charleston, SC..........          791          1983       02/14/97    30
Westin Hermitage -- Nashville,
  TN...............................          489          1910       03/11/97    30
Radisson Park Central -- Dallas,
  TX...............................        6,437          1972       09/09/88    35
Doubletree Guest Suites DFW
  Airport -- Irving, TX............        1,814          1985       04/26/96    35
Courtyard by Marriott Crystal
  City -- Arlington, VA............        1,098          1990       02/14/97    30
Omni Waterside Hotel -- Norfolk,
  VA...............................        1,880          1976       02/14/97    30
Residence Inn Tyson's
  Corner -- Vienna, VA.............        1,982          1984       07/01/84    35
Tyee Hotel -- Olympia, WA(2).......          783          1961       02/17/87    35

                                            SCHEDULE III (CONTINUED)
                                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                            STARWOOD HOTELS & RESORTS
                                                DECEMBER 31, 1997
                                                 (IN THOUSANDS)
                                                                                             GROSS AMOUNT BOOK
                                         INITIAL COST TO          COSTS SUBSEQUENT TO              VALUE
                                             COMPANY                  ACQUISITION          AT DECEMBER 31, 1997
                                     ------------------------    ----------------------   -----------------------
                                                                                            (1)
                                                                                                         (1)
                                                 BUILDING AND              BUILDING AND              BUILDING AND
            DESCRIPTION                LAND      IMPROVEMENTS     LAND     IMPROVEMENTS     LAND     IMPROVEMENTS
            -----------              --------    ------------    -------   ------------   --------   ------------
Days Inn Town Center -- Seattle,
  WA...............................                    1,733                     288                       2,021
Edmond Meany Tower
  Hotel -- Seattle, WA(2)..........     1,700          6,270         120       4,631         1,820        10,901
Sixth Avenue Inn -- Seattle, WA....                    2,720                     210                       2,930
Capitol Hill Suites -- Washington,
  DC...............................     1,276          6,868                     385         1,276         7,253
One Washington Circle -- Washington
  DC...............................     2,850         14,343                                 2,850        14,343
Westin Washington,
  DC -- Washington, DC.............     8,470         22,422                   5,907         8,470        28,329
                                     --------     ----------     -------     -------      --------    ----------
                                     $352,763     $1,740,022     $ 2,138     $57,922      $354,901    $1,797,944
                                     ========     ==========     =======     =======      ========
Land...............................                                                                      354,901
Furniture, fixtures & equipment....                                                                      261,584
Construction in progress...........                                                                       61,737
                                                                                                      ----------
                                                                                                      $2,476,166
                                                                                                      ==========

                                                SCHEDULE III (CONTINUED)
                                        REAL ESTATE AND ACCUMULATED DEPRECIATION
                                                STARWOOD HOTELS & RESORTS
                                                    DECEMBER 31, 1997
                                                     (IN THOUSANDS)

                                          (3)
                                      ACCUMULATED
                                     DEPRECIATION &     YEAR OF        DATE
            DESCRIPTION               AMORTIZATION    CONSTRUCTION   ACQUIRED   LIFE
            -----------              --------------   ------------   --------   ----
Days Inn Town Center -- Seattle,
  WA...............................        1,628          1957       09/16/86    13
Edmond Meany Tower
  Hotel -- Seattle, WA(2)..........        2,575          1932       09/16/86    35
Sixth Avenue Inn -- Seattle, WA....        2,453          1959       09/16/86    13
Capitol Hill Suites -- Washington,
  DC...............................          697          1955       01/01/95    35
One Washington Circle -- Washington
  DC...............................          175          1964       09/30/97    30
Westin Washington,
  DC -- Washington, DC.............        2,330          1984       01/04/96    35
                                        --------
                                        $114,986

Land...............................
Furniture, fixtures & equipment....       50,642
Construction in progress...........
                                        --------
                                        $165,628
                                        ========

---------------
(1) As of December 31, 1997, real estate and furniture, fixtures and equipment have a cost for federal income tax purposes which reasonably approximates their carrying value.

(2) Land costs represent costs allocated to leasehold interest in land.

(3) Includes reserve for losses discussed in Notes 1 and 13 of Notes to the Financial Statements.

(4) Certain amounts may have been adjusted due to cost segregation studies and other adjustments.

                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                           STARWOOD HOTELS & RESORTS

     A reconciliation of the Trust's investment in real estate, furniture and fixtures and related accumulated depreciation is as follows:

                                                                YEAR ENDED DECEMBER 31,
                                                          ------------------------------------
                                                             1997          1996         1995
                                                          ----------    ----------    --------
                                                                     (IN THOUSANDS)
REAL ESTATE AND FURNITURE AND FIXTURES:
Balance at beginning of period..........................  $1,075,047    $  305,637    $188,608
Additions during period:
     Acquisitions.......................................   1,295,429       803,895     100,749
     Contributed properties.............................          --            --      30,642
     Improvements.......................................     116,994        15,661       4,660
     Transfer of Properties.............................       2,372         4,014          --
Deductions during period:
     Sale of properties.................................     (13,676)      (54,160)         --
     Transfer of properties.............................          --            --     (19,022)
                                                          ----------    ----------    --------
Balance at end of period................................  $2,476,166    $1,075,047    $305,637
                                                          ==========    ==========    ========
ACCUMULATED DEPRECIATION:
Balance at beginning of period..........................  $   74,123    $   64,027    $ 71,899
Additions during period:
     Depreciation expense...............................      95,018        39,137       7,674
     Contributed properties.............................          --            --         890
     Transfer of properties.............................         229           116          --
Deductions during period:
     Sale of properties.................................      (3,742)      (29,157)         --
     Transfer of properties.............................          --            --     (16,436)
                                                          ----------    ----------    --------
Balance at end of period................................  $  165,628    $   74,123    $ 64,027
                                                          ==========    ==========    ========

                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                   STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

                               DECEMBER 31, 1997
                                 (IN THOUSANDS)

                                                                            COSTS SUBSEQUENT TO   GROSS AMOUNT BOOK VALUE
                                                 INITIAL COST TO COMPANY        ACQUISITION         AT DECEMBER 31, 1997
                                                 -----------------------    -------------------   ------------------------
                                                                                                    (1)
                                                                                                                  (1)
                                                            BUILDING AND           BUILDING AND              BUILDING AND
                  DESCRIPTION                     LAND      IMPROVEMENTS    LAND   IMPROVEMENTS     LAND     IMPROVEMENTS
                  -----------                    -------    ------------    ----   ------------   --------   -------------
HOTEL ASSETS:
Corporate office -- Phoenix, AZ................                                      $   243                   $    243
Plaza Hotel & Conference Center -- Tucson,
  AZ...........................................               $    595                   383                        978
Midland Hotel -- Chicago, IL...................  $ 1,551(4)     17,215                11,879      $ 1,551        29,094
Best Western Airport Inn -- Albuquerque, NM....                    325                    47                        372
Doral Inn -- New York, NY......................                 33,948                 5,208                     39,156
Days Inn City Center -- Portland, OR...........                  2,185                                            2,185
Riverside Inn -- Portland, OR..................                  2,123(4)                                         2,123
Days Inn Town Center -- Seattle, WA............                    429(4)                                           429
Edmond Meany Tower Hotel -- Seattle, WA........                  3,437(4)                                         3,437
Sixth Avenue Inn -- Seattle, WA................                  1,515(4)                                         1,515
Milwaukee Marriott -- Brookfield, WI(3)........    2,500        17,422                 3,706        2,500        21,128
Westin Washington, DC -- Washington, DC........                    345                                              345
Westin Regina Resort -- Cancun, Mexico.........    4,200        37,197                              4,200        37,197
Westin Regina Resort -- Cabo San Lucas,
  Mexico.......................................    5,392        47,991                              5,392        47,991
Westin Regina Resort -- Puerto Vallarta,
  Mexico.......................................    2,500        22,261                              2,500        22,261
Turnberry Hotel and Golf Resort -- Ayreshire,
  Scotland.....................................    6,168        37,615                              6,168        37,615
                                                 -------      --------       --      -------      -------      --------
                                                 $22,311      $224,603       $0      $21,466      $22,311      $246,069
                                                 =======      ========       ==      =======      =======      ========
Land...........................................                                                                  22,311
Furniture, fixtures & equipment................                                                                 115,692
Construction in progress.......................                                                                  19,679
                                                                                                               --------
                                                                                                               $403,751
                                                                                                               ========


                                                      (2)
                                                  ACCUMULATED
                                                 DEPRECIATION &     YEAR OF        DATE
                  DESCRIPTION                     AMORTIZATION    CONSTRUCTION   ACQUIRED   LIFE
                  -----------                    --------------   ------------   --------   ----
HOTEL ASSETS:
Corporate office -- Phoenix, AZ................     $     4           N/A             N/A    30
Plaza Hotel & Conference Center -- Tucson,
  AZ...........................................         277          1971        09/16/86    35
Midland Hotel -- Chicago, IL...................      20,038          1934        03/22/96    35
Best Western Airport Inn -- Albuquerque, NM....         130          1980        09/16/86    35
Doral Inn -- New York, NY......................       2,545          1927        09/20/95    35
Days Inn City Center -- Portland, OR...........         702          1962        09/16/86    35
Riverside Inn -- Portland, OR..................         682          1964        09/16/86    35
Days Inn Town Center -- Seattle, WA............         358          1957        09/16/86    13
Edmond Meany Tower Hotel -- Seattle, WA........       1,105          1932        09/16/86    35
Sixth Avenue Inn -- Seattle, WA................       1,321          1959        09/16/86    13
Milwaukee Marriott -- Brookfield, WI(3)........       4,097          1972        07/01/91    35
Westin Washington, DC -- Washington, DC........         181          1984        01/04/96    35
Westin Regina Resort -- Cancun, Mexico.........         617          1991        08/21/97    30
Westin Regina Resort -- Cabo San Lucas,
  Mexico.......................................         795          1994        08/21/97    30
Westin Regina Resort -- Puerto Vallarta,
  Mexico.......................................         368          1992        08/21/97    30
Turnberry Hotel and Golf Resort -- Ayreshire,
  Scotland.....................................                      1905        12/23/97    30
                                                    -------
                                                    $33,220
                                                    =======
Land...........................................
Furniture, fixtures & equipment................      52,206
Construction in progress.......................
                                                    -------
                                                    $85,426
                                                    =======

---------------
(1) As of December 31, 1997, real estate and furniture, fixtures and equipment have a cost for federal income tax purposes which reasonably approximates their carrying value.

(2) Includes reserve for losses discussed in Notes 1 and 13 of Notes to the Financial Statements.

(3) Land costs represent costs allocated to leasehold interest in land.

(4) Certain amounts may have been adjusted due to cost segregation studies and other adjustments.

                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                   STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

     A reconciliation of the Corporation's investment in real estate, furniture and fixtures and related accumulated depreciation is as follows:

                                                                 YEAR ENDED DECEMBER 31,
                                                             --------------------------------
                                                               1997        1996        1995
                                                             --------    --------    --------
                                                                      (IN THOUSANDS)
REAL ESTATE AND FURNITURE AND FIXTURES:
Balance at beginning of period.............................  $168,907    $134,722    $ 51,741
Additions during period:
     Acquisitions..........................................   185,293      29,939      38,396
     Contributed properties................................    22,455          --       4,459
     Improvements..........................................    40,264      12,114      21,104
     Transfer of properties................................        --          --      19,022
Deductions during period:
     Transfer of properties................................    (2,372)     (4,014)         --
     Sale of properties....................................   (10,796)     (3,854)         --
                                                             --------    --------    --------
Balance at end of period...................................  $403,751    $168,907    $134,722
                                                             ========    ========    ========
ACCUMULATED DEPRECIATION:
Balance at beginning of year...............................  $ 48,157    $ 39,374    $ 17,266
Additions during period:
     Depreciation expense..................................    23,419      12,191       5,269
     Transfer of properties................................        --          --      16,436
     Contributed properties................................    15,980          --         403
Deductions during period:
     Transfer of properties................................      (229)       (116)         --
     Sale of properties....................................    (1,901)     (3,292)         --
                                                             --------    --------    --------
Balance at end of period...................................  $ 85,426    $ 48,157    $ 39,374
                                                             ========    ========    ========

                                  SCHEDULE IV
                         MORTGAGE LOANS ON REAL ESTATE
                          STARWOOD HOTELS AND RESORTS

                               DECEMBER 31, 1997
                                 (IN THOUSANDS)

                                                                                                                 PRINCIPAL AMOUNT
                                                                                    ORIGINAL                     OF LOANS SUBJECT
                                                                                      FACE         CARRYING       TO DELINQUENT
                              INTEREST      FINAL                          PRIOR    AMOUNT OF     AMOUNT OF        PRINCIPAL OR
        DESCRIPTION             RATE       MATURITY    PERIODIC PAYMENT    LIENS    MORTGAGES    MORTGAGES(1)        INTEREST
        -----------          ----------    --------    ----------------    -----    ---------    ------------    ----------------
First Mortgages:
    Vagabond
      Inns -- Modesto,
      CA...................    10.00%        2006                   (3)     no      $  1,995       $  1,126
    Ramada Inn -- Tucker,
      GA...................    9.00%         1998             16,700(4)     no         1,985          1,878
    Ramada
      Inn -- Jacksonville,
      FL...................    9.00%         2001             18,500(5)     no         2,300          2,252
    Ramada
      Inn -- Fayetteville,
      NC...................    9.00%         2006              9,100(6)     no           800            668
    Ramada
      Suites -- Secaucus,
      NJ...................     (2)          1999         Adjustable(7)     no        13,813         10,344
    Harvey Hotel
      Addison -- Dallas,
      TX...................    8.00%         2002            323,600(8)     no        11,250          6,900
    Harvey Bristol
      Suites -- Dallas,
      TX...................    8.00%         2002            517,800(9)     no        18,000         11,079
    Harvey DFW Airport
      Hotel -- Dallas,
      TX...................    8.00%         2002            805,500(10)    no        28,000         17,050
Second Mortgages:
    Harvey Hotel
      Addison -- Dallas,
      TX...................  Prin. Only      2002              1,900(11)   yes            75             --
    Harvey Bristol
      Suites -- Dallas,
      TX...................  Prin. Only      2002              4,800(12)   yes           190             --
    Harvey DFW Airport
      Hotel -- Dallas,
      TX...................  Prin. Only      2002              1,800(13)   yes            72             --
Allowance for loan
  losses...................                                                                            (100)
                                                                                    --------       --------
                                                                                    $ 78,480       $ 51,197
                                                                                    ========       ========
Intercompany Mortgage Loans
First Mortgages:
    Midland
      Hotel -- Chicago,
      IL...................    10.00%        1999                   (14)    no      $ 17,000       $ 19,975
    Milwaukee
     Sheraton -- Milwaukee,
      WI (Aetna)...........    10.50%        1998                   (15)    no        10,000          8,494
    Milwaukee
     Sheraton -- Milwaukee,
      WI (Aetna
      Addition)............                  1998                   (15)   yes                          600
    Doral Inn -- New York,
      NY...................    9.50%         2006                   (16)    no        40,250         40,250
    Westin Regina
      Resort -- Cancun,
      Mexico...............     (17)         1998                   (17)    no        41,088         42,335
    Westin Regina
      Resort -- Cabo San
      Lucas, Mexico........     (17)         1998                   (17)    no        53,081         54,693
    Westin Regina
      Resort -- Puerto
      Vallarta, Mexico.....     (17)         1998                   (17)    no        24,581         25,327
    Turnberry Hotel and
      Golf Resort --
      Ayreshire,
      Scotland.............    10.00%        2000                   (18)    no        27,000         27,067
Third Mortgages:
    Milwaukee
     Sheraton -- Milwaukee,
      WI...................    10.50%        1998                   (15)   yes         1,000          1,000
Fourth Mortgages:
    Milwaukee
     Sheraton -- Milwaukee,
      WI...................    10.50%        1998                   (15)   yes        12,667         21,691
                                                                                    --------       --------
                                                                                    $226,667       $241,432
                                                                                    ========       ========

                                                                     (Continued)

---------------
 (1) As of December 31, 1997, the aggregate cost (before allowance for loan losses) for federal income tax purposes is not significantly different from that used for book purposes.

 (2) The interest rate is the ninety-day LIBOR plus 1.25% or prime rate, at borrower's option. At December 31, 1997, the rate was 6.97%.

 (3) The note provides for monthly payments of interest plus additional annual payments based on a percentage of the hotel's sales, a portion of which is applied to principal. On April 29, 1996, the borrower exercised its right under the terms of the note to extend the maturity of the note to June 2006.

 (4) Principal and interest due monthly based on a 25-year amortization schedule with unpaid principal of approximately $1.8 million due in June 1998.

 (5) Principal and interest due monthly based on a 30-year amortization schedule with unpaid principal of approximately $2.2 million due in December 2001.

 (6) Principal and interest due monthly based on a 12-year amortization schedule with unpaid principal of $9,000 due in December 2006.

 (7) Principal and interest due monthly. Principal amount adjusts annually based on note schedule. The note carrying amount is net of approximately $1.7 million discount.

 (8) Principal and interest due quarterly based on note schedule. The note carrying amount is net of approximately $2.0 million discount. A 25% participation on both the first and second mortgages was sold to a third party in 1995.

 (9) Principal and interest due quarterly based on note schedule. The note carrying amount is net of approximately $3.1 million discount.

(10) Principal and interest due quarterly based on note schedule. The note carrying amount is net of approximately $5.0 million discount.

(11) Forty equal principal payments of $125,125 each of which the Realty Partnership has a 1.5% interest. The note carrying amount is net of $47,000 allowance. The face amount represents the Realty Partnership's 1.5% interest in the mortgage loan. The remaining payment amounts are passed through to the participants.

(12) Forty equal principal payments of $237,500 each of which the Realty Partnership has a 2% interest. The note carrying amount is net of $95,000 allowance. The face amount represents the Realty Partnership's 2% interest in the mortgage loan. The remaining payment amounts are passed through to the participants.

(13) Forty equal principal payments of $90,000 each of which the Realty Partnership has a 2% interest. The note carrying amount is net of $36,000 allowance. The face amount represents the Realty Partnership's 2% interest in the mortgage loan. The remaining payment amounts are passed through to the participants.

(14) Interest only payable monthly. Principal and all accrued and unpaid interest are due March 1999.

(15) In June 1997, the maturity of the notes was extended to June 1998.

(16) One hundred thirty-two equal installments of interest only. Principal and all accrued and unpaid interest are due October 2006.

(17) The interest rate is the ninety-day LIBOR plus 2.69%. At December 31, 1997, the rate was 8.34%. Principal and all accrued and unpaid interest are due May 1998.

(18) Interest only payable monthly. Principal and all accrued and unpaid interest are due December 2000.

                                                                     (Continued)

                        RECONCILIATION OF MORTGAGE LOANS
                                 (IN THOUSANDS)

                                                                 YEAR ENDED DECEMBER 31,
                                                              -----------------------------
                                                               1997       1996       1995
                                                              -------    -------    -------
Balance at beginning of period..............................  $90,741    $79,261    $14,049
Additions --
  New mortgage loans........................................       --     31,289     71,779
  Amortization of discount..................................    5,575      3,140      3,285
Deductions --
  Principal repayments......................................  (45,245)   (22,949)    (6,940)
  Allowance for loan loss...................................      126         --     (2,912)
                                                              -------    -------    -------
Balance at end of period....................................  $51,197    $90,741    $79,261
                                                              =======    =======    =======

INTERCOMPANY MORTGAGE LOANS

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                1997       1996       1995
                                                              --------    -------    -------
Balance at beginning of period..............................  $ 88,077    $68,486    $16,916
Additions --
  New mortgage loans........................................   145,750     18,216     50,073
  Accrued interest (1)......................................     7,935      2,055      2,010
Deductions --
  Principal repayments......................................      (330)      (680)      (513)
                                                              --------    -------    -------
Balance at end of period....................................  $241,432    $88,077    $68,486
                                                              ========    =======    =======

---------------
(1) Per mortgage loan agreements, the borrowers are not required to pay monthly interest if the cash flows are insufficient. Thus, the Trust has accrued interest on the notes.