Form 10-Q
period 1998-03-31
STARWOOD HOTELS & RESORTS; STARWOOD HOTEL & RESORTS WORLDWIDE INC
filed 1998-05-15
CIK 48595, 316206

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

       For the quarterly period ended March 31, 1998

                                       OR

/ / Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

       For the transition period from ________________ to ________________



   Commission File Number: 1-6828           Commission File Number: 1-7959
      STARWOOD HOTELS & RESORTS        STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
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

     189,114,527 common shares of beneficial interest, par value $0.01 per share, of Starwood Hotels & Resorts paired with 189,114,527 shares of common stock, par value $0.01 per share, of Starwood Hotels & Resorts Worldwide, Inc. outstanding as of May 14, 1998.

                          STARWOOD HOTELS & RESORTS AND
                    STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

                                TABLE OF CONTENTS

ITEM                                                                                                                         Page
----                                                                                                                         ----
                          PART I. FINANCIAL INFORMATION
1.    FINANCIAL STATEMENTS
      Starwood Hotels & Resorts and Starwood Hotels & Resorts Worldwide, Inc.:
         Combined Consolidated Balance Sheets as of March 31, 1998 and December 31, 1997 ..............................        3
         Combined Consolidated Statements of Income for the Three Months Ended March 31, 1998
            and 1997 ..................................................................................................        4
         Combined Consolidated Statements of Comprehensive Income for the Three Months Ended
            March 31, 1998 and 1997 ...................................................................................        5
         Combined Consolidated Statements of Cash Flow for the Three Months Ended March 31, 1998
            and 1997 ..................................................................................................        6
      Starwood Hotels & Resorts:
         Consolidated Balance Sheet as of March 31, 1998 ..............................................................        7
         Consolidated Statement of Income for the Period from February 23, 1998 to March 31, 1998 .....................        8
         Consolidated Statement of Cash Flow for the Period from February 23, 1998 to March 31, 1998 ..................        9
      Starwood Hotels & Resorts Worldwide, Inc.:
         Consolidated Balance Sheet as of March 31, 1998 ..............................................................       10
         Consolidated Statement of Income for the Three Months Ended March 31, 1998 ...................................       11
         Consolidated Statement of Comprehensive Income for the Three Months Ended March 31, 1998 .....................       12
         Consolidated Statement of Cash Flow for the Three Months Ended March 31, 1998 ................................       13
      Notes to Financial Statements ...................................................................................       14
      Unaudited Condensed Combined Consolidated Pro Forma Statement of Income for the Three Months Ended March 31, 1998       24
      Notes to Unaudited Condensed Combined Consolidated Pro Forma Statement of Income................................        26

   2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS........................        27


                           PART II. OTHER INFORMATION

   2.    CHANGES IN SECURITIES AND USE OF PROCEEDS....................................................................        35

   4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..........................................................        37

   6.    EXHIBITS AND REPORTS ON FORM 8-K.............................................................................        38

                          PART I. FINANCIAL INFORMATION


ITEM 1.           FINANCIAL STATEMENTS

     The following unaudited financial statements of Starwood Hotels & Resorts (the "Trust") and Starwood Hotels & Resorts Worldwide, Inc. (the "Corporation" and, together with the Trust, "Starwood Hotels" or the "Company") are provided pursuant to the requirements of this item. In the opinion of management, all adjustments necessary for fair presentation, consisting of only normal recurring adjustments, have been included. The financial statements presented herein have been prepared in accordance with the accounting policies described in the Trust's and the Corporation's Joint Annual Report on Form 10-K for the year ended December 31, 1997 and the accounting policies described in the notes to ITT Corporation's historical financial statements included in the Company's Current Report on Form 8-K filed April 24, 1998 (see Note 3) and should be read in conjunction therewith. See Note 1 in the Notes to Financial Statements for the basis of presentation.

                          STARWOOD HOTELS & RESORTS AND
                    STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

                      COMBINED CONSOLIDATED BALANCE SHEETS
                        (IN MILLIONS, EXCEPT SHARE DATA)


                                                                                    MARCH 31,      DECEMBER 31,
                                                                                      1998             1997
                                                                                  -------------   --------------
ASSETS                                                                                               (AUDITED)
Current assets:
     Cash and cash equivalents ...............................................       $    293        $   201
     Accounts receivable, net ................................................            563            424
     Inventories .............................................................             69             63
     Prepaid expenses and other ..............................................            149            105
                                                                                     --------        -------
         Total current assets ................................................          1,074            793

Plant, property and equipment, net ...........................................          9,852          4,832
Investment in Madison Square Garden ..........................................             85             85
Other investments ............................................................            304            368
Long-term receivables, net ...................................................            392            281
Other assets .................................................................            551            450
Goodwill, net ................................................................          3,473          1,257
Net assets held for sale .....................................................            422            386
Net assets of discontinued operations ........................................             79             73
                                                                                     --------        -------
                                                                                     $ 16,232        $ 8,525
                                                                                     ========        =======
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable ........................................................       $    277        $   273
     Accrued expenses ........................................................          1,100          1,078
     Notes payable and current maturities of long-term debt ..................          1,365            898
     Other current liabilities ...............................................            164            161
                                                                                     --------        -------
         Total current liabilities ...........................................          2,906         2,410

Long-term debt ...............................................................          6,744          1,070
Deferred income taxes ........................................................            606             97
Other liabilities ............................................................            459            423
Net liabilities of discontinued operations ...................................           --            1,600
Minority interest ............................................................            577            181
                                                                                     --------        -------
                                                                                       11,292          5,781
                                                                                     --------        -------

Class B exchangeable preferred shares, at redemption value ...................            170           --
                                                                                     --------        -------
Stockholders' equity:
     Class A exchangeable preferred shares ...................................              5           --
     Corporation common stock at March 31, 1998 and December 31, 1997; $0.01 par value; authorized 1,350,000,000 and 308,600,000 shares;
         outstanding 190,132,114 and 126,653,880 at March 31, 1998 and
         December 31, 1997, respectively .....................................              2              1
     Trust common shares of beneficial interest at March 31, 1998 and December
         31, 1997; $0.01 par value; authorized 1,350,000,000 and 308,600,000 shares; outstanding 190,132,114 and 126,653,880 at March 31, 1998 and
         December 31, 1997, respectively .....................................              2              1
     Additional paid-in capital ..............................................          4,868          2,934
     Cumulative translation adjustment .......................................           (134)          (135)
     Retained earnings (accumulated deficit) .................................             27            (57)
                                                                                     --------        -------
         Total stockholders' equity ..........................................          4,770          2,744
                                                                                     --------        -------
                                                                                     $ 16,232        $ 8,525
                                                                                     ========        =======


The accompanying notes to financial statements are an integral part of the above statements.

                          STARWOOD HOTELS & RESORTS AND
                    STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

                   COMBINED CONSOLIDATED STATEMENTS OF INCOME
                      (IN MILLIONS, EXCEPT PER SHARE DATA)

                                                                               Three Months Ended March 31,
                                                                               ----------------------------
                                                                                   1998           1997
                                                                                  -------        -------
Revenues ..................................................................       $ 1,703        $ 1,333
Costs and expenses:
     Salaries, benefits and other operating ...............................         1,284          1,026
     Selling, general and administrative ..................................           198            164
     Restructuring and other special charges ..............................          --               58
     Depreciation and amortization ........................................           106             68
                                                                                  -------        -------
                                                                                    1,588          1,316
                                                                                  -------        -------
                                                                                      115             17
Interest expense, net of $8 and $6 of interest income in 1998 and 1997,
 respectively..............................................................            90             23

Gain on sale of Alcatel Alsthom shares ....................................          --              183
Miscellaneous income (expense), net .......................................             6            (20)
                                                                                  -------        -------
                                                                                       31            157
Income tax expense ........................................................            (6)           (64)
Minority equity ...........................................................             3              2
                                                                                  -------        -------
Income from continuing operations .........................................            28             95

Discontinued operations:
     Net loss from operations, net of taxes and minority interest of $2 and
      $7 in 1998 and 1997, respectively....................................
                                                                                       (8)           (15)
     Gain on sale of World Directories, net of taxes and minority interest of $543..............................................................
                                                                                      948           --
Cumulative effect of accounting change, net of tax benefits of $6 .........          --              (11)
                                                                                  -------        -------
Net income ................................................................       $   968        $    69
                                                                                  =======        =======

Basic earnings per Paired Share:
     Income from continuing operations ....................................       $  0.14        $  0.76
     Income (loss) from discontinued operations ...........................          6.19          (0.12)
     Cumulative effect of accounting change ...............................          --            (0.09)
                                                                                  -------        -------
Net income ................................................................       $  6.33        $  0.55
                                                                                  =======        =======

Diluted earnings per Paired Share:
     Income from continuing operations ....................................       $  0.14        $  0.75
     Income (loss) from discontinued operations ...........................          6.08          (0.12)
     Cumulative effect of accounting change ...............................          --            (0.09)
                                                                                  -------        -------
Net income ................................................................       $  6.22        $  0.54
                                                                                  =======        =======

Weighted average number of Paired Shares ..................................           152            125
                                                                                  =======        =======

Weighted average number of equivalent Paired Shares .......................           155            127
                                                                                  =======        =======

           The accompanying notes to financial statements are an integral part of the above statements.

                          STARWOOD HOTELS & RESORTS AND
                    STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

            COMBINED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                  (IN MILLIONS)

                                                                           THREE MONTHS ENDED MARCH 31,
                                                                           ----------------------------
                                                                               1998            1997
                                                                            ----------     -----------
Net income ..............................................................       $ 968        $  69

Other comprehensive income:
     Foreign currency translation adjustments ...........................           1          (77)
     Unrealized holding gains arising during period .....................        --            176
     Less:  reclassification adjustment for losses included in net income        --           (114)
                                                                                -----        -----
                                                                                    1          (15)
                                                                                -----        -----

Comprehensive income ....................................................       $ 969        $  54
                                                                                =====        =====


The accompanying notes to financial statements are an integral part of the above statements.

                          STARWOOD HOTELS & RESORTS AND
                    STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

                  COMBINED CONSOLIDATED STATEMENTS OF CASH FLOW
                                  (IN MILLIONS)

                                                     THREE MONTHS ENDED MARCH 31,
                                                     ----------------------------
                                                          1998         1997
                                                        ---------    --------
OPERATING ACTIVITIES
Net income .......................................      $   968        $  69
Exclude:
Discontinued operations
     Net loss from operations ....................            8           15
     Gain on sale of World Directories ...........         (948)          --
     Cumulative effect of accounting change ......          --            11
                                                         -------        -----
Income from continuing operations ................           28           95
Adjustments to income from continuing operations
     Depreciation and amortization ...............          106           68
     Provision for doubtful receivables ..........           11           11
     Minority equity in net income ...............           (3)          (2)
     Equity income, net of dividends received ....          --            (3)
     Gain on divestments -- pretax ...............          (13)        (201)
Changes in working capital:
     Receivables .................................           14           (7)
     Accounts payable ............................          (14)         (47)
     Accrued expenses ............................         (254)          73
Accrued and deferred taxes .......................           (2)          39
Other, net .......................................          (31)          12
                                                         -------       -----
     Cash from (used for) continuing operations ..         (158)          38
                                                         -------       -----
     Cash from (used for) discontinued operations.           (8)          27
                                                         -------       -----
     Cash from (used for) operating activities ...         (166)          65
                                                         -------       -----

INVESTING ACTIVITIES
Additions to plant, property and equipment .......         (166)        (182)
Proceeds from divestments ........................        2,066          365
Acquisitions, net of acquired cash ...............           28          (31)
Employee benefit trust ...........................           35           --
Other, net .......................................          (55)         112
                                                         -------       -----
     Cash from investing activities ..............        1,908          264
                                                         -------       -----

FINANCING ACTIVITIES
Short-term debt, net .............................          881           (4)
Long-term debt issued, net .......................          807           73
Long-term debt repaid ............................         (546)        (396)
Proceeds from equity offering ....................          245           --
Dividends paid ...................................       (3,036)          --
Other, net .......................................           (1)           2
                                                         -------       -----
     Cash used for financing activities ..........       (1,650)        (325)
                                                         -------       -----

Exchange rate effect on cash and cash equivalents           --            (4)
                                                         -------       -----

Increase in cash and cash equivalents ............           92           --
Cash and cash equivalents -- beginning of period .          201          205
                                                         -------       -----
Cash and cash equivalents -- end of period .......       $  293        $ 205
                                                         =======       =====

Supplemental disclosures of cash flow information:
Cash paid during the period for ..................
     Interest ....................................       $   36        $  --
                                                         =======       =====
     Income taxes, net of refunds ................       $    5        $  18
                                                         =======       =====

The accompanying notes to financial statements are an integral part of the above statements.

                            STARWOOD HOTELS & RESORTS

                           CONSOLIDATED BALANCE SHEET

                                 MARCH 31, 1998
                        (IN MILLIONS, EXCEPT SHARE DATA)

ASSETS
Current assets:
     Cash and cash equivalents ....................................................       $   36
     Receivables --
         Accounts receivable, net .................................................            3
         Corporation ..............................................................          280
     Prepaid expenses and other ...................................................            7
                                                                                          ------
         Total current assets .....................................................          326

Plant, property and equipment, net ................................................        4,469
Other investments, Corporation ....................................................          848
Long-term receivables, net ........................................................           49
Long-term receivables, Corporation ................................................        2,715
Other assets ......................................................................           15
Goodwill, net .....................................................................          138
Net assets held for sale ..........................................................            9
                                                                                          ------
                                                                                          $8,569

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable .............................................................       $    1
     Accrued expenses .............................................................          129
     Notes payable and current maturities of long-term debt .......................          288
                                                                                          ------
         Total current liabilities ................................................          418

Long-term debt ....................................................................          304
Minority interest .................................................................          322
                                                                                          ------
                                                                                           1,044
                                                                                          ------

Class B exchangeable preferred shares, at redemption value ........................          170
                                                                                          ------
Stockholders' equity:
     Class A exchangeable preferred shares ........................................            5
     Trust common shares of beneficial interest at March 31, 1998; $0.01 par-value;
         authorized 1,350,000,000 shares; outstanding 190,132,114 at March 31, 1998            2
     Additional paid-in capital ...................................................        7,287
     Retained earnings (accumulated deficit) ......................................           61
                                                                                          ------
         Total stockholders' equity ...............................................        7,355
                                                                                          ------
                                                                                          $8,569
                                                                                          ======

The accompanying notes to financial statements are an integral part of the above statement.

                            STARWOOD HOTELS & RESORTS

                        CONSOLIDATED STATEMENT OF INCOME

                    FOR THE PERIOD FROM FEBRUARY 23, 1998 TO MARCH 31, 1998
                            (IN MILLIONS, EXCEPT PER SHARE DATA)

Revenues ...................................       $  1
Rents and interest from Corporation ........         81
Costs and expenses:
     Selling, general and administrative ...          1
     Depreciation and amortization .........         17
                                                   ----
                                                     18
                                                   ----
                                                     64
Interest expense............................          3
                                                   ----
Net income .................................       $ 61
                                                   ====

Basic net income per share .................       $0.36
                                                   =====

Diluted net income per share ...............       $0.35
                                                   =====

Weighted average number of shares ..........        152
                                                   ====

Weighted average number of equivalent shares        155
                                                   ====

The accompanying notes to financial statements are an integral part of the above statement.

                            STARWOOD HOTELS & RESORTS

                       CONSOLIDATED STATEMENT OF CASH FLOW

             FOR THE PERIOD FROM FEBRUARY 23, 1998 TO MARCH 31, 1998
                                  (IN MILLIONS)

OPERATING ACTIVITIES
Net income...................................................................................      $61
Adjustments to net income:
     Depreciation and amortization...........................................................       17
Changes in working capital:
     Receivables.............................................................................        2
     Accounts payable........................................................................       (4)
     Accrued expenses........................................................................      (14)
Other, net...................................................................................        8
                                                                                                   -----
     Cash from operating activities..........................................................       70
                                                                                                   -----

INVESTING ACTIVITIES
Additions to plant, property and equipment...................................................      (16)
Acquisitions, net of acquired cash...........................................................       40
Notes receivable, Corporation................................................................     (212)
Other, net...................................................................................      (17)
                                                                                                   -----
     Cash used for investing activities......................................................     (205)
                                                                                                   -----

FINANCING ACTIVITIES
Proceeds from equity offering................................................................      171
                                                                                                   -----
     Cash from financing activities..........................................................      171
                                                                                                   -----

Increase in cash and cash equivalents........................................................       36
Cash and cash equivalents -- beginning of period.............................................       --
                                                                                                   -----
Cash and cash equivalents -- end of period...................................................      $36
                                                                                                   =====

Supplemental disclosures of cash flow information:
Cash paid during the period for  --
     Interest................................................................................      $ 2
                                                                                                   =====



The accompanying notes to financial statements are an integral part of the above statement.

                    STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

                           CONSOLIDATED BALANCE SHEET

                                 MARCH 31, 1998
                        (IN MILLIONS, EXCEPT SHARE DATA)

ASSETS
Current assets:
     Cash and cash equivalents .............................................       $    257
     Accounts receivable, net ..............................................            560
     Inventories ...........................................................             69
     Prepaid expenses and other ............................................            142
                                                                                   --------
         Total current assets ..............................................          1,028

Plant, property and equipment, net .........................................          5,383
Investment in Madison Square Garden ........................................             85
Other investments ..........................................................            304
Long-term receivables, net .................................................            343
Other assets ...............................................................            536
Goodwill, net ..............................................................          3,335
Net assets held for sale ...................................................            413
Net assets of discontinued operations ......................................             79
                                                                                   ========
                                                                                   $ 11,506
                                                                                   ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable ......................................................       $    276
     Accrued expenses ......................................................            971
     Notes payable and current maturities of long-term debt ................          1,077
     Notes payable and current maturities of long-term debt, Trust .........            280
     Other current liabilities .............................................            164
                                                                                   --------
         Total current liabilities .........................................          2,768

Long-term debt .............................................................          6,440
Long-term debt, Trust ......................................................          2,715
Deferred income taxes ......................................................            606
Other liabilities ..........................................................            459
Minority interest ..........................................................          1,103
                                                                                   --------
                                                                                     14,091
                                                                                   --------
Stockholders' equity:
     Corporation common stock at March 31, 1998; $0.01 par value; authorized
         1,350,000,000 shares; outstanding 190,132,114 at March 31, 1998 ...              2
     Additional paid-in capital ............................................         (2,419)
     Cumulative translation adjustment .....................................           (134)
     Accumulated deficit ...................................................            (34)
                                                                                   --------
         Total stockholders' equity ........................................         (2,585)
                                                                                   --------
                                                                                   $ 11,506
                                                                                   ========


The accompanying notes to financial statements are an integral part of the above statement.

                    STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

                        CONSOLIDATED STATEMENT OF INCOME

                    FOR THE THREE MONTHS ENDED MARCH 31, 1998
                      (IN MILLIONS, EXCEPT PER SHARE DATA)

Revenues .............................................................................       $ 1,702
Costs and expenses:
     Salaries, benefits and other operating ..........................................         1,284
     Selling, general and administrative .............................................           197
     Rent and interest, Trust ........................................................            81
     Depreciation and amortization ...................................................            89
                                                                                             -------
                                                                                               1,651
                                                                                             -------
                                                                                                  51

Interest expense, net of interest income of $8........................................            87
Miscellaneous income, net ............................................................             6
                                                                                             -------
                                                                                                 (30)
Income tax expense ...................................................................            (6)
Minority equity ......................................................................             3
                                                                                             -------
Loss from continuing operations ......................................................           (33)

Discontinued operations:
     Net loss from operations, net of taxes and minority interest of $2 and $7 in 1998
      and 1997, respectively .........................................................            (8)
     Gain on sale of World Directories, net of taxes and minority interest of $543
                                                                                                 948
                                                                                             -------
Net income ...........................................................................       $   907
                                                                                             =======

Basic earnings per share:
     Loss from continuing operations .................................................       $ (0.22)
     Income from discontinued operations .............................................          6.18
                                                                                             -------
Net income ...........................................................................       $  5.96
                                                                                             =======

Diluted earnings per share:
     Loss from continuing operations .................................................       $ (0.22)
     Income from discontinued operations .............................................          6.18
                                                                                             -------
Net income ...........................................................................       $  5.96
                                                                                             =======

Weighted average number of shares ....................................................           152
                                                                                             =======

Weighted average number of equivalent shares .........................................           155
                                                                                             =======


The accompanying notes to financial statements are an integral part of the above statement.

                    STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

                 CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

                    FOR THE THREE MONTHS ENDED MARCH 31, 1998
                                  (IN MILLIONS)

Net income ..................................       $907

Other comprehensive income:
     Foreign currency translation adjustments          1
                                                    ----

Comprehensive income ........................       $908
                                                    ====


The accompanying notes to financial statements are an integral part of the above statement.

                    STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

                       CONSOLIDATED STATEMENT OF CASH FLOW

                    FOR THE THREE MONTHS ENDED MARCH 31, 1998
                                  (IN MILLIONS)

OPERATING ACTIVITIES
Net income........................................................................................    $  907
Exclude:
Discontinued operations --
     Net loss from operations.....................................................................         8
     Gain on sale of World Directories............................................................      (948)
                                                                                                      ------
Income from continuing operations:................................................................       (33)
Adjustments to income from continuing operations:
     Depreciation and amortization................................................................        89
     Provision for doubtful receivables...........................................................        11
     Minority equity in net income................................................................        (3)
     Gain on divestments -- pretax................................................................       (13)
Changes in working capital:
     Receivables..................................................................................        12
     Accounts payable.............................................................................       (10)
     Accrued expenses.............................................................................      (240)
Accrued and deferred taxes........................................................................        (2)
Other, net........................................................................................       (39)
                                                                                                      ------
     Cash used for continuing operations..........................................................      (228)
                                                                                                      ------
     Cash used for discontinued operations........................................................        (8)
                                                                                                      ------
     Cash used for operating activities...........................................................      (236)

INVESTING ACTIVITIES
Additions to plant, property and equipment........................................................      (150)
Proceeds from divestments.........................................................................     2,066
Acquisitions, net of acquired cash................................................................       (12)
Employee benefit trust............................................................................        35
Other, net........................................................................................       (38)
                                                                                                      ------
     Cash from investing activities...............................................................     1,901
                                                                                                      ------

FINANCING ACTIVITIES
Short-term debt, net..............................................................................       881
Long-term debt issued, net........................................................................       807
Long-term debt repaid by discontinued operations..................................................      (546)
Notes payable, Trust..............................................................................       212
Proceeds from equity offering.....................................................................        74
Dividends paid....................................................................................    (3,036)
Other, net........................................................................................        (1)
                                                                                                      ------
     Cash used for financing activities...........................................................    (1,609)
                                                                                                      ------

Increase in cash and cash equivalents.............................................................        56
Cash and cash equivalents -- beginning of period..................................................       201
                                                                                                      ------
Cash and cash equivalents -- end of period........................................................    $  257
                                                                                                      ======

Supplemental disclosures of cash flow information:
Cash paid during the period for  --
     Interest.....................................................................................    $   34
                                                                                                      ======
     Income taxes, net of refunds.................................................................    $    5
                                                                                                      ======


The accompanying notes to financial statements are an integral part of the above statement.

                          STARWOOD HOTELS & RESORTS AND
                    STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

                          NOTES TO FINANCIAL STATEMENTS


NOTE 1.           BASIS OF PRESENTATION

         The accompanying balance sheets as of March 31, 1998 include the accounts of Starwood Hotels & Resorts and its subsidiaries (the "Trust") and Starwood Hotels & Resorts Worldwide, Inc. and its subsidiaries (the "Corporation" and, together with the Trust, "Starwood Hotels" or the "Company"), inclusive of ITT Corporation and its subsidiaries ("ITT") (see Note 3). Because the acquisition of ITT (the "ITT Merger") is treated as a reverse purchase for financial accounting purposes, the statements of operations, comprehensive income and cash flows for the three months ended March 31, 1998 include the accounts of the Trust and the Corporation for the period from the closing of the ITT Merger on February 23, 1998 through March 31, 1998 and the accounts of ITT for the three months ending March 31, 1998. The financial statements for the Company as of and for the three months ended March 31, 1997 include only the accounts of ITT.

         The Trust was formed in 1969 and elected to be taxed as a real estate investment trust ("REIT") under the Internal Revenue Code. In 1980, the Trust formed the Corporation and made a distribution to the Trust's shareholders of one share of common stock, par value $0.01 per share, of the Corporation (a "Corporation Share") for each common share of beneficial interest, par value $0.01 per share, of the Trust (a "Trust Share"). Trust Shares and Corporation Shares are paired on a one-for-one basis and, pursuant to an agreement between the Trust and the Corporation, may be held or transferred only in units ("Paired Shares") consisting of one Trust Share and one Corporation Share.

         The Company is one of the largest hotel and gaming companies in the world and the Trust is the largest REIT in the United States. The Company's principal lines of business are hotels and gaming. The hotels segment is comprised of a worldwide hospitality network of over 650 full-service hotels serving three markets: luxury, upscale and mid-price. The Company's hotel operations are represented on every continent and in nearly every major world market. The Company's gaming operations are located in several key domestic jurisdictions. The Company also operates various hotel/casino ventures outside the United States.

NOTE 2.           SIGNIFICANT ACCOUNTING POLICIES

Comprehensive Income

         During the three months ending March 31, 1998, the Company adopted the Financial Accounting Standards Board ("FASB") -- issued Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income (SFAS 130), which establishes standards for the reporting and display of comprehensive income and its components. SFAS 130 requires a separate statement to report the components of comprehensive income for each period reported. As a result of the adoption of SFAS 130, the required statement of comprehensive income and the expanded disclosure are included in the accompanying financial statements for the Company and the Corporation. During the three months ended March 31, 1998 and 1997, the Company engaged in numerous transactions involving foreign currency resulting in unrealized gains (losses) of approximately $1 million and ($77) million, respectively. In addition, during the three months ended March 31, 1997, ITT held securities classified as available-for-sale which had unrealized gains during the period of approximately $176 million. ITT sold these securities during the three months ended March 31, 1997 recognizing a gain of $114 million.

Earnings Per Share

         Earnings per share for the three months ended March 31, 1997, as previously reported by ITT, has been restated to give effect to the reverse purchase accounting for the ITT Merger and to conform to the March 31, 1998 presentation as required by Statement of Financial Accounting Standard No. 128 (SFAS 128), Earnings Per Share. The following is a reconciliation of basic earnings per Paired Share to diluted earnings per Paired Share for income from continuing operations (in millions, except per share data):

                                                              THREE MONTHS ENDED MARCH 31,
                                         -----------------------------------------------------------------------
                                                        1998                                 1997
                                         ----------------------------------   -----------------------------------
                                         EARNINGS     SHARES      PER SHARE    EARNINGS     SHARES     PER SHARE
                                         ---------   ---------   ----------   ----------   ---------   ----------
Income from continuing operations         $ 28                                     $ 95
Dividends on Class A and B EPS ..           (6)                                     --
                                          ----                                     ----
Basic earnings per Paired Share             22          152         $0.14           95          125         $ 0.76

Effect of dilutive securities:
     Common share options .......                         3                                       2
                                          ----          ---                        ----         ---

Diluted earnings per Paired Share         $ 22          155         $ 0.14         $ 95         127         $ 0.75
                                          ====          ===         ======         ====         ===         ======

         Class A and B exchangeable preferred shares were outstanding as of March 31, 1998 but, were not included in the computation of diluted earnings per Paired Share as the effects were anti-dilutive.

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

         Interest-rate protection agreements associated with debt for which the Company deems issuance to be improbable are recorded as an asset or liability at fair value with changes in fair value reported as treasury lock settlement on the statements of income (the fair value method).


NOTE 3.           ACQUISITIONS

Acquisition of ITT

         On February 23, 1998, pursuant to an Amended and Restated Agreement and Plan of Merger dated as of November 12, 1997 (the "ITT Merger Agreement") among the Corporation, Chess Acquisition Corp. ("Merger Sub"), the Trust and ITT, the Company acquired ITT.

         Pursuant to the terms of the ITT Merger Agreement, Merger Sub, a newly formed Nevada corporation and a subsidiary of the Company, was merged with and into ITT (the "ITT Merger"), whereupon the separate corporate existence of Merger Sub ceased and ITT continued as the surviving corporation. As a result of the ITT Merger, ITT was owned jointly by the Trust and the Corporation. Immediately after the effective time of the ITT Merger, the Corporation purchased all of the common stock, no par value, of ITT ("ITT Common Stock") owned by the Trust for a combination of cash and notes. After such purchase, ITT became a wholly owned subsidiary of the Corporation.

         Under the terms of the ITT Merger Agreement, each outstanding share of ITT Common Stock, together with the associated right to purchase shares of Series A Participating Cumulative Preferred Stock of ITT (the "Rights" and, together with the ITT Common Stock, "ITT Shares"), other than those that were converted into cash pursuant to a cash election by the holder (and other than ITT Shares owned directly or indirectly by ITT or Starwood Hotels, which shares were canceled), was converted into 1.543 Paired Shares. Pursuant to cash election procedures, approximately 35 million ITT Shares, representing approximately 30% of the outstanding ITT Shares, were converted into $85 in cash per share. In addition, each ITT Share was converted into additional cash consideration in the amount of $0.37493151, which amount represents the interest that would have accrued (without compounding) on $85 at an annual rate of 7% during the period from and including January 31, 1998 to but excluding the date of the closing of the ITT Merger (February 23, 1998). The aggregate value of the ITT acquisition in cash, Paired Shares and assumed debt was approximately $14.6 billion.

         On February 23, 1998, the Company obtained two additional credit facilities ($5.6 billion in total) with Lehman Commercial Paper Inc., Bankers Trust Company and The Chase Manhattan Bank to fund the cash portion of the ITT Merger consideration, to refinance a portion of the Company's existing indebtedness (including indebtedness outstanding under the $2.2 Billion Facility, as defined below) and to provide funds for general corporate purposes.

These facilities are comprised of a $3.1 billion senior secured credit facility (the "$3.1 Billion Facility") and a $2.5 billion, five-year increasing rate notes facility (the "IRN Facility").

         The $3.1 Billion Facility has three tranches: a $1.0 billion, one-year term loan; a $1.0 billion, five-year term loan; and a $1.1 billion, five-year revolving credit facility. The Corporation, the Trust and certain of their respective direct and indirect subsidiaries may be designated as borrowers or co-borrowers under all or a portion of the $3.1 Billion Facility. The interest rate for the $3.1 Billion Facility is one-, two- or three-month LIBOR, at the Company's option, plus 187.5 basis points for the four months ending June 24, 1998 and one-, two- or three-month LIBOR plus 162.5 basis points for the two months ending August 24, 1998, and thereafter is determined pursuant to a pricing "grid" with rates based on the Company's leverage and/or senior unsecured debt rating. Quarterly amortization of the five-year term loan begins in the third year, with total amortization of 10%, 20% and 70% of the principal amount over the third, fourth and fifth year, respectively. Repayment of amounts borrowed under the $3.1 Billion Facility is guaranteed by the Trust and the Corporation and substantially all of their respective significant subsidiaries (including the Partnerships, as defined below) other than gaming subsidiaries, and is secured by a pledge of all the capital stock, partnership interests and other equity interests of the guarantor subsidiaries.

         The IRN Facility consists of a single drawdown senior increasing rate, non-amortizing five-year term loan for $2.5 billion. The Corporation is the borrower under the IRN Facility; the Trust and all subsidiaries of the Corporation and the Trust that are borrowers or guarantors of the $3.1 Billion Facility are guarantors of the IRN Facility. The IRN Facility is secured equally and ratably by all the collateral securing the $3.1 Billion Facility and is pari passu in right of payment with all other senior indebtedness of the borrower and the guarantors, including the $3.1 Billion Credit Facility. Amounts borrowed under the IRN Facility bear interest at one-, two- or three-month LIBOR plus 175 basis points for the three months ending May 24, 1998, with the interest rate increasing by 50 basis points every three months thereafter, up to a maximum rate of one-, two- or three-month LIBOR plus 375 basis points.

         The Company accounted for the ITT Merger as a reverse purchase in accordance with Accounting Principles Board Opinion No. 16. Purchase accounting for a combination is similar to the accounting treatment used in the acquisition of any asset group. Although the Trust and the Corporation issued Paired Shares to ITT stockholders and survived the ITT Merger, the Trust and the Corporation are considered the acquired companies for accounting purposes since the prior ITT stockholders held a majority of the outstanding Paired Shares after the ITT Merger was consummated. The fair market value of the Paired Shares outstanding and available upon conversion of the Partnership units held by the Starwood Hotels stockholders prior to the ITT Merger and the Partnerships' unit holders, respectively (using the stock price of $54.31 per Paired Share, based on the average of the high and low prices per Paired Share of Starwood Hotels as reported on the New York Stock Exchange (the "NYSE") on November 12, 1997), is used as the valuation basis for the combination. The fair market value of the Paired Shares outstanding of the Company at February 23, 1998 (ITT Merger closing date) in excess of the net book value of the assets and liabilities of Starwood Hotels is allocated to plant, property and equipment and goodwill on a preliminary basis. The goodwill is being amortized over a 40 year period. The allocation of the excess of fair market value of the assets and liabilities will be finalized when the Company completes its evaluation of the assets acquired and liabilities assumed. The calculation of the excess of the fair market value of the Paired Shares over the book value of the Company's assets and liabilities at February 23, 1998 is as follows (in millions):

Total Paired Shares and Partnership units outstanding prior to the ITT Merger ...........             80
Fair market value of the Company's stock using the stock price of $54.31 (based on the average of the high and low prices per Paired Share of Starwood Hotels as
reported on the NYSE on November 12, 1997)................................................      $  4,350
Book value of the Company's combined consolidated equity .................................        (1,775)
Transaction-related fees..................................................................            37
Minority interest related to the Partnerships.............................................          (152)
                                                                                                --------
Excess of fair market value of Paired Shares over the book value of net assets ...........      $  2,460
                                                                                                ========

     Because the acquisition of ITT is treated as a reverse purchase for financial accounting purposes, the statements of income, comprehensive income and cash flows for the three months ended March 31, 1998 include the accounts of the Trust and the Corporation for the period from the closing of the ITT Merger on February 23, 1998 through March 31, 1998 and the accounts of ITT for the three months ending March 31, 1998. The financial statements for the Company as of and for the three months ended March 31, 1997 include only the accounts of ITT. Historical stockholders' equity of the Company prior to the ITT Merger is retroactively restated for the equivalent number of shares received in the ITT Merger after giving effect to the difference in par value between Starwood Hotels' and ITT's stock. Unless otherwise indicated, all references herein to the number of Paired Shares and per share amounts have been restated to reflect the impact of the reverse acquisition at the conversion factor of
1.543. Certain reclassifications have been made to the Company's balance sheet in the current year to conform to the presentation of the ITT balance sheet as of December 31, 1997. See Note 12 and the Combined Consolidated Pro Forma Statement of Unaudited Income for the pro forma information giving effect to the ITT Merger.

Acquisition of Westin

         On January 2, 1998, pursuant to a Transaction Agreement dated as of September 8, 1997 (the "Westin Transaction Agreement"), among WHWE L.L.C. ("WHWE"), Woodstar Investor Partnership ("Woodstar"), Nomura Asset Capital Corporation ("Nomura"), Juergen Bartels (Mr. Bartels and, together with WHWE, Woodstar and Nomura, the "Members"), Westin Worldwide, Lauderdale, Seattle, St. John, Denver, Atlanta, W&S Hotel L.L.C. ("W&S LLC" and, together with Westin, the "Westin Companies" or "Westin"), the Trust, SLT Realty Limited Partnership (the "Realty Partnership"), the Corporation and SLC Operating Limited Partnership (the "Operating Partnership" and, together with the Realty Partnership, the "Partnerships"), Starwood Hotels acquired Westin.

     Pursuant to the terms of the Transaction Agreement,

         (i) Westin Worldwide merged into the Trust (the "Westin Merger"). In connection with the Westin Merger, all of the issued and outstanding shares of capital stock of Westin Worldwide (other than shares held by Westin Worldwide and its subsidiaries or by the Company) were converted into an aggregate of 6,285,783 Class A Exchangeable Preferred Shares, par value $0.01 per share (the "Class A EPS"), of the Trust and 5,294,783 Class B Exchangeable Preferred Shares, liquidation value $38.50 per share (the "Class B EPS" and, together with the Class A EPS, the "EPS"), of the Trust and cash in the amount of $177.9 million;

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

     The shares of Class A EPS, the shares of Class B EPS and the limited partnership interests issued in connection with the Westin Merger and the contribution of Seattle, Lauderdale, Denver, St. John and Atlanta to the Partnerships are directly or indirectly exchangeable on a one-to-one basis (subject to certain adjustments) for Paired Shares (subject to the right of the Company to elect to pay cash in lieu of issuing such shares). The limited partnership interests also are exchangeable on a one-to-one basis for shares of Class B EPS. The shares of Class B EPS have a liquidation preference of $38.50 per share and provide the holders with the right, from and after the fifth anniversary of the closing date of the Westin Merger, to require the Trust to redeem such shares at a price of $38.50.

     On January 2, 1998, the Company obtained a $2.265 billion credit facility (the "$2.2 Billion Facility") from a group of lenders led by Bankers Trust Company and The Chase Manhattan Bank to fund the cash portion of the purchase of Westin for approximately $178 million and to repay an aggregate of approximately $1.0 billion of outstanding debt of Westin and of the Company under a $1.2 billion facility. The $2.2 Billion Facility was refinanced on February 23, 1998 with proceeds from the $3.1 Billion Facility and the IRN Facility.

NOTE 4.           DISPOSITIONS

     In February 1998, ITT disposed of ITT World Directories ("WD"), the subsidiary through which ITT conducted its telephone directories publishing business, to VNU, a leading international publishing and information company based in The Netherlands, for gross consideration to ITT of $2.1 billion. Company interest expense and debt related to the disposition of WD is allocated to Discontinued Operations based upon the amount of debt repaid with the proceeds from these sales. The Company is also exploring its options regarding the disposition of ITT Educational Services, Inc. ("ITT Educational"). Therefore, the businesses comprising the information services segment of the Company (WD and ITT Educational) have been presented as discontinued operations in the accompanying financial statements. The assets and liabilities of WD and ITT Educational are included in net liabilities of discontinued operations and net assets of discontinued operations, respectively, in the Company's financial statements.

     In March 1998, ITT and Dow Jones & Company, Inc. sold WBIS+, Channel 31 in New York City, to Paxson Communications Corporation ("Paxson") for a total cash purchase price of approximately $258 million, approximately $128 million of which represented ITT's interest.

     In July 1997, ITT sold its 38.5% ownership interest in Madison Square Garden, L.P. ("MSG") to Cablevision Systems Corporation ("Cablevision") for approximately $500 million and a pretax gain of $200 million. ITT also has a "put" option to require Cablevision or MSG to purchase one-half of ITT's continuing 7.81% interest in MSG for $75 million which it exercised in April 1998 and the other half of this continuing interest for an additional $75 million on June 17, 1999. In addition, ITT agreed to contribute to MSG an ITT-owned aircraft which MSG has used for the New York Knickerbockers and the New York Rangers. In consideration of the aircraft contribution, Cablevision has agreed to add an additional $19 million to the exercise price of each of ITT's "put" options.

     During February and March 1997, ITT sold its interest in the capital stock of Alcatel Alsthom. Total proceeds from these sales were approximately $830 million, resulting in an after-tax gain of $106 million ($183 million pretax). On April 10, 1997, ITT received the remaining balance of $533 million from these sales.

NOTE 5.           CHANGES IN ACCOUNTING PRINCIPLES

     Effective January 1, 1997, ITT changed its method of accounting for start-up costs on major hospitality and gaming projects to expense these costs as incurred. Prior to 1997, ITT capitalized these costs and amortized them over a three-year period. This change was made to increase the focus on controlling costs associated with the start-up of new projects. The 1997 first-quarter results were restated to record a pretax charge of $17 million ($11 million after taxes) as the cumulative effect of this accounting change.

NOTE 6.           RESTRUCTURING AND OTHER SPECIAL CHARGES

     During the first quarter of 1997, ITT recorded pretax charges totaling $58 million to restructure and rationalize operations at its World Headquarters. Of the total pretax charge, approximately $28 million represented severance and other related employee termination costs associated with the elimination of nearly 115 positions worldwide. The balance of the restructuring charge ($30 million pretax) related primarily to asset write-offs, lease commitments and termination penalties. The substantial portion of these costs were paid during 1997.

NOTE 7.           NET ASSETS HELD FOR SALE

     At March 31, 1998, the Company's hotel portfolio included the following three properties which were held for sale: the 151-room Bay Valley Resort in Bay City, Michigan; the 155-room Tyee Hotel in Olympia, Washington; and the 393-room Sheraton Hotel in Milwaukee, Wisconsin.

     At March 31, 1998, the Company's hotel portfolio also included the following eight properties which were held for sale and subsequently sold in May 1998 for a total of approximately $245 million in cash: the 229-room Embassy Suites Phoenix Airport in Phoenix, Arizona; the 224-room Tempe Embassy Suites in Tempe, Arizona; the 198-room Palm Desert Embassy Suites in Palm Desert, California; the 233-room Embassy Suites Hotel in Atlanta, Georgia; the 297-room St. Louis Embassy Suites in St. Louis, Missouri; the 308-room Doubletree Guest Suites in Dallas-Ft. Worth Airport, Texas; the 254-room Doubletree Guest Suites Cypress Creek in Ft. Lauderdale, Florida; and the 155-room Doubletree Guest Suites in Lexington, Kentucky.

     On April 29, 1997, ITT announced its intention to sell one of its gaming properties, the Desert Inn in Las Vegas, Nevada. For financial reporting purposes, the assets and liabilities attributable to this property have been included as net assets held for sale.

NOTE 8.           STOCKHOLDERS' EQUITY

     On March 31, 1998, the Trust consented to Nomura's conversion of 1,097,585 shares of Class B EPS into an equal number of shares of Class A EPS, and Nomura thereafter converted 2,400,000 shares of Class A EPS into an equal number of Paired Shares.

NOTE 9.           COMMITMENTS AND CONTINGENCIES

     Pursuant to a Purchase Agreement dated as of October 10, 1997, among the Company, Union Bank of Switzerland, London Branch ("UBS") and its affiliate, UBS Limited ("UBS Ltd."), the Company sold to UBS Ltd. 2,185,000 Paired Shares ("UBS Shares") at a cash price of $57.25 per share, and paid to UBS Securities LLC, another affiliate of UBS Ltd., a placement fee equal to 2% of the gross proceeds to the Company from such sale of shares. Concurrently therewith, the Company entered into a Price Adjustment Agreement dated October 13, 1997, with UBS (the "UBS Price Adjustment Agreement"). The UBS Price Adjustment Agreement provides for a settlement payment to be made, in the form of Paired Shares or cash, by the Company to UBS, or by UBS to the Company, based on the market price of the Paired Shares over a specified unwind period, as compared to a "Forward Price" (as defined, but essentially equal to $57.25 per Paired Share, plus an implicit interest factor less dividends declared on the UBS Shares, in each case during the term of the UBS Price Adjustment Agreement).

     The Company has the right at any time during a preliminary term of one year to elect to deliver or receive Paired Shares in settlement of the UBS Price Adjustment Agreement. The Company has the further right, but not the obligation, to settle the Company's obligations under the contract by repurchasing for cash all of the UBS Shares at the Forward Price. The Company has the obligation to settle the UBS Price Adjustment Agreement at the end of one year unless UBS agrees to extend its term. UBS has the right to cause an earlier settlement upon the occurrence of certain events of default or a substantial decline in the market price of the Paired Shares. The Company has the right under the UBS Price Adjustment Agreement to settle the Company's obligation (if any) by making a cash payment, but cannot compel UBS to settle UBS's obligation through the payment of cash to the Company. The effect of the UBS Price Adjustment Agreements will be to cause UBS Ltd. to receive and retain an amount equal to the purchase price paid by UBS Ltd. for the Paired Shares plus a return on that purchase price equal to the three-month London Inter Bank Offered Rate ("LIBOR") for a specified period plus 150 basis points.

     In the event that at various quarterly dates during the term of the UBS Price Adjustment Agreement the Forward Price is higher than the then current market price of the Paired Shares, the Company is obligated to deliver additional Paired Shares (or at the Company's election, cash) to UBS to be held as security for the Company's settlement obligation. As of March 31, 1998, the Company had paid approximately $7.8 million, and subsequently provided an additional $3.2 million in cash to UBS, to meet this security requirement. Any and all Paired Shares in cash delivered as security will be issued and outstanding when delivered and will adjust the Forward Price in accordance with the formula contained in the UBS Price Adjustment Agreement.

     On February 24, 1998, the Trust and the Corporation sold an aggregate of
4.6 million Paired Shares to Merrill Lynch International, NMS Services, Inc. and Lehman Brothers Inc. (collectively, the "February Purchasers" and together with UBS Ltd., the "Purchasers") for a cash purchase price per Paired Share of $52.798, which price reflected a 2% discount from the last reported sale price of the Paired Shares on the date of the purchase.

     Concurrently with these sales, the Trust and the Corporation entered into separate agreements (the "February Price Adjustment Agreements" and together with the UBS Purchase Agreement, the "Price Adjustment Agreements") with the February Purchasers (and with Merrill, Lynch, Pierce, Fenner & Smith Incorporated, NationsBanc Montgomery Securities LLC and Lehman Brothers Finance S.A., each of which is an affiliate of a Purchaser) pursuant to which each of the February Purchasers or their respective affiliates will sell, as directed by the Trust and the Corporation and on or before February 24, 1999, in an underwritten fixed price offering or another method specified in the February Price Adjustment Agreements, a sufficient number of the purchased Paired Shares to achieve net sales proceeds equal to the aggregate market value of the Paired Shares purchased by such February Purchaser, plus a forward accretion component, minus an adjustment for dividends paid on the Paired Shares. In addition, each February Purchaser has the right to cause a sale of all or a portion of the purchased Paired Shares in the event the market prices of the Paired Shares decline below certain levels. The precise numbers of Paired Shares that will be required to be sold pursuant to the February Price Adjustment Agreements will depend primarily on the market prices of the Paired Shares at the time of settlement. If the number of Paired Shares so required to be sold is greater than the number of Paired Shares purchased by the February Purchasers as a result of a decrease in the market prices of the Paired Shares, the Trust and the Corporation are required to issue additional Paired Shares to the February Purchasers at a price of $.01 per share. If the number of Paired Shares so required to be sold is less than the number of Paired Shares purchased by the February Purchasers on February 24, 1998 as a result of an increase in the market prices of the Paired Shares, the February Purchasers will deliver to the Trust and the Corporation specified numbers of Paired Shares. The effect of the February Price Adjustment Agreements will be to cause the February Purchasers to receive and retain an amount equal to the purchase price paid by the February Purchasers for the Paired Shares plus an annual rate of return on that purchase price equal to the three-month London Inter Bank Offered Rate ("LIBOR") for a specified period plus 1.75%.

     The Trust and the Corporation are required to cause to be registered under the Securities Act of 1933, as amended (the "Securities Act"), the resale by the Purchasers of all of the Paired Shares originally sold to the Purchasers and the additional Paired Shares, if any, issued to the Purchasers under the Price Adjustment Agreements. The Trust and the Corporation have filed with the Securities and Exchange Commission registration statements for such resales.

NOTE 10.  GAMING OPERATIONS

     Casino revenues represent the net win from gaming wins and losses. Revenues exclude the retail value of rooms, food, beverage, entertainment and other promotional allowances provided on a complimentary basis to customers. The estimated retail value of such promotional allowances was $49 million and $39 million for the three months ended March 31, 1998 and 1997, respectively. The estimated cost of such promotional allowances was $29 million and $30 million for the three months ended March 31, 1998 and 1997, respectively, and has been included in costs and expenses.

    Revenues and costs and expenses of the Gaming operations, excluding the King 8 Hotel & Casino which is leased by the Company, are comprised of the following (in millions):

                                                  THREE MONTHS ENDED MARCH 31,
                                          ------------------------------------------
                                                  1998                 1997
                                          --------------------  --------------------

                                                     COSTS AND             COSTS AND
                                          REVENUES   EXPENSES   REVENUES   EXPENSES
                                          -------    -------    -------    -------
Gaming .................................  $   230    $   153    $   231    $   152
Rooms ..................................       30         10         16          6
Food and beverage ......................       28         24         18         17
Other operations .......................       30         14         27         14
Selling, general and administrative ....       --         54         --         50
Depreciation and amortization ..........       --         33         --         21
Provision for doubtful accounts ........       --         10         --         10
                                          -------    -------    -------    -------
    Total ..............................  $   318    $   298    $   292    $   270
                                          =======    =======    =======    =======


NOTE 11.          IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

    In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information (SFAS 131), which establishes standards for the way public business enterprises report information about operating segments in annual financial statements and requires those enterprises to report selected information about operating segments in interim financial reports issued to shareholders. This statement is effective for financial statements for fiscal years beginning after December 15, 1997. Management believes this statement will require expanded disclosure in the Company's 1998 annual financial statements.

    In February 1997, the Securities and Exchange Commission issued Financial Reporting Release No. 48, Disclosure of Accounting Policies for Derivative Financial Instruments and Derivative Commodity Instruments and Disclosure of Quantitative and Qualitative Information about Market Risk Inherent in Derivative Financial Instruments, Other Financial Instruments, and Derivative Commodity Instruments (FRR 48). FRR 48 requires clarification and expansion of existing disclosures in the footnotes to the financial statements for derivative financial instruments, other financial instruments and derivative commodity instruments, as defined therein. These disclosures are required in filings that include financial statements for periods ending after June 15, 1997 and, accordingly, have been included herein for the three months ended March 31, 1998.

    Additionally, the amendments contained in FRR 48 expand existing disclosure requirements to include quantitative and qualitative discussions with respect to market risk inherent in market risk sensitive instruments. These amendments are designed to provide additional information about market risk sensitive instruments which investors can use to better understand and evaluate market risk exposures of registrants, including the Company. These disclosures, subject to certain market capitalization requirements, as defined, are effective for filings that include annual financial statements for years ending after September 15, 1998.

NOTE 12.          PRO FORMA RESULTS

    Due to the impact of the ITT Merger and the acquisition of Westin during the three months ended March 31, 1998, the Unaudited Condensed Combined Consolidated Pro forma Statement of Income of Starwood Hotels & Resorts and Starwood Hotels & Resorts Worldwide, Inc. for the three months ended March 31, 1998 is included herein and the following pro forma data is presented to supplement the historical statements of income. This information reflects the ITT Merger and the acquisition of Westin as if they occurred on January 1, 1997:

                                                       THREE MONTHS ENDED MARCH 31,
                                                      ------------------------------
                                                          1998            1997
                                                      --------------  --------------
                                                    (IN MILLIONS, EXCEPT PER SHARE DATA)
Revenues .........................................         $2,111         $1,841
Income before discontinued operations
   and cumulative effect of accounting change ....         $   22         $   97
Net income .......................................         $  962         $   71
Basic income per Paired Share ....................         $ 0.09         $ 0.54
Diluted income per Paired Share ..................         $ 0.08         $ 0.54


NOTE 13.          SUBSEQUENT EVENTS

    In January 1998, the Company completed the acquisition of four full-service, luxury properties located in Aspen, Colorado; New York City, New York; Washington, D.C.; and Houston, Texas for a total consideration of approximately $334 million, consisting of $150 million in cash and 3.7 million Paired Shares valued for purposes of this transaction at approximately $184 million. The acquisition agreements required the Company to pay the seller an additional purchase price in cash representing the difference between Starwood Hotels' stock price at the date of the acquisition agreements and a 10-day period average closing price ending on April 25, 1998 of Starwood Hotels' stock price ($50.087). In May 1998, this requirement was fulfilled with a cash payment of approximately $14 million to the sellers.

    Subsequent to March 31, 1998, through the filing of this joint quarterly report, the Company repurchased in the open market approximately 1.1 million Paired Shares at an average price of $50.037.

FUNDS FROM OPERATIONS

    Management believes that funds from operations ("FFO") (as defined by the National Association of Real Estate Investments Trusts)(1) is one measure of financial performance of an equity REIT such as the Trust.

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

Combined pro forma FFO for the three months ended March 31, 1998 grew by 354% to $150 million, compared to combined FFO of $33 million as reported by Starwood Hotels for the corresponding period in 1997. The following table shows the calculation of pro forma combined FFO for the three months ended March 31, 1998 (see the unaudited condensed combined consolidated pro forma statement of income and the notes thereto beginning on page 25) and historical combined FFO as reported by Starwood Hotels for the three months ended March 31, 1997 (in millions):

                                                                                                 THREE MONTHS ENDED MARCH 31,
                                                                                                 -----------------------------
                                                                                                         1998         1997
                                                                                                        -----        -----
                                                                                                      PRO FORMA    HISTORICAL
                                                                                                        -----        -----
Income from continuing operations before minority interest ......................................       $  18        $  10
Minority interest in consolidated joint ventures ................................................           2           (1)
Depreciation and amortization ...................................................................         158           25
Depreciation and amortization for unconsolidated joint ventures .................................           2           --
Amortization of financing costs .................................................................          (2)          (1)
Deferred taxes ..................................................................................         (18)          --
Loss on sale of real estate investments .........................................................         (12)          --
Pre-opening costs ...............................................................................          10           --
Other non-recurring items, net ..................................................................          (8)          --
                                                                                                        -----        -----
Funds from Operations ...........................................................................       $ 150        $  33
                                                                                                        =====        =====

                          STARWOOD HOTELS & RESORTS AND
                    STARWOOD HOTELS & RESORTS WORLDWIDE, INC.


                    UNAUDITED CONDENSED COMBINED CONSOLIDATED
                          PRO FORMA STATEMENT OF INCOME

                    FOR THE THREE MONTHS ENDED MARCH 31, 1998



     The following unaudited condensed combined consolidated pro forma statement of income for the three months ended March 31, 1998 gives effect as of January 1, 1998, to the ITT Merger and the acquisition of Westin. The pro forma information is based upon historical information as described in Note 1 of the Notes to Financial Statements and does not purport to present what actual results would have been had such transactions, in fact, occurred at January 1, 1998, or to project results for any future period. Historical results are for the three months ended March 31, 1998.

                          STARWOOD HOTELS & RESORTS AND
                    STARWOOD HOTELS & RESORTS WORLDWIDE, INC.


                    UNAUDITED CONDENSED COMBINED CONSOLIDATED
                          PRO FORMA STATEMENT OF INCOME

                    FOR THE THREE MONTHS ENDED MARCH 31, 1998

                      (IN MILLIONS, EXCEPT PER SHARE DATA)




                                                  HISTORICAL              PRO FORMA ADJUSTMENTS                    PRO FORMA
                                                 ------------  ------------------------------------------         -----------
                                                                STARWOOD       DESERT INN
                                                                HOTELS (A)         (B)            OTHERS
Revenues ...................................       $ 1,703       $   437        $   (29)          $    --           $ 2,111
Costs and expenses:
    Salaries, benefits and other operating .         1,284           325            (33)                              1,576
    Selling, general and administrative ....           198            42                               (4)(h)           236

    Depreciation and amortization ..........           106            43             (3)             12(f)(g)           158
                                                   -------       -------        -------           -------           -------
                                                     1,588           410            (36)                8             1,970
                                                   -------       -------        -------           -------           -------
                                                       115            27              7                (8)              141

Interest expense, net ......................            90            25              0                39 (c)           129
                                                                                                      (22)(d)
                                                                                                       (3)(e)
Miscellaneous income, net .................             6             4              1                 0                11
                                                   -------       -------        -------           -------           -------
                                                        31             6              8               (22)               23
Income tax expense .........................            (6)           (2)            (2)                5                (5)
Minority equity ............................             3             1              0                 0                 4
                                                   -------       -------        -------           -------           -------
Income from continuing operations ..........       $    28       $     5        $     6           $   (17)          $    22
                                                   =======       =======        =======           =======           =======

Basic earnings per Paired Share:
    Income from continuing operations ......       $  0.14                                                          $  0.09
                                                   =======                                                          =======

Diluted earnings per Paired Share:
    Income from continuing operations ......       $  0.14                                                          $  0.08
                                                   =======                                                          =======

Weighted average number of Paired Shares ...           152                                                              188
                                                   =======                                                          =======

Weighted average number of equivalent Paired
Shares .....................................           155                                                              191
                                                   =======                                                          =======



The accompanying notes to financial statements are an integral part of the above pro forma statement.

                                      STARWOOD HOTELS & RESORTS AND
                                STARWOOD HOTELS & RESORTS WORLDWIDE, INC.


                            NOTES TO UNAUDITED CONDENSED COMBINED CONSOLIDATED
                                      PRO FORMA STATEMENT OF INCOME


                   FOR THE THREE MONTHS ENDED MARCH 31, 1998



(a) Represents the historical results of Starwood Hotels & Resorts and Starwood Hotels & Results Worldwide, Inc., inclusive of Westin, for the period of January 1, 1998, through the closing of the ITT Merger on February 23, 1998.

(b) Represents the elimination of Desert Inn from continuing operations. The Company has announced its intentions to sell the Desert Inn and, as a result, has excluded its results from continuing operations.

(c) Represents interest expense as if the ITT Merger had occurred on January 1, 1998, using an average rate of 7.5%, on the additional debt incurred to finance (i) the $2.991 billion representing the cash portion of the purchase price of the shares to be acquired from the ITT stockholders; (ii) the $312 million representing cash used to retire ITT stock options; and
     (iii) the $102 million representing ITT transaction fees including amounts paid as commitment fees for advisory services and finders fees.

(d) Represents reduction of interest expense, using an average rate of 7.5%, for the paydown of the term loans with proceeds from actual or planned asset dispositions as if the dispositions had occurred on January 1, 1998. The actual dispositions include the sale of WD for gross proceeds of $2.1 billion to VNU in February 1998; the sale of ITT's interest in WBIS+, Channel 31 in New York City, to Paxson for gross proceeds of $128 million in March 1998; the exercise of one of the two "put" options in May 1998 which require Cablevision or MSG to purchase or redeem ITT's continuing 7.81% interest in MSG for gross proceeds of $94 million each, and the sale of an aircraft for gross proceeds of $39 million in May 1998. The planned asset dispositions include the exercise of the remaining "put" option with Cablevision or MSG, sale of the Company's interest in ESI and the sale of the Desert Inn. The pro forma net proceeds of the planned dispositions, after certain costs and income taxes, reduced debt by $1.1 billion.

(e) Represents the reduction of interest expense, using an average rate of 7.5%, for the paydown of term loans with the proceeds of $245 million, net of costs of $6 million, from the sale of 4.6 million Paired Shares on February 24, 1998 as if such offering had taken place on January 1, 1998.

(f) Represents a reduction of interest expense for the amortized portion of deferred loan fees which were incurred in connection with the one-year $1.0 billion term loan facility (see Note 3) as if the asset dispositions had occurred on January 1, 1998. This reduction is net of the increased amortization fees recognized for the period of January 1, 1998 through the closing of the ITT Merger on February 23, 1998 for the costs incurred in connection with the additional debt (see footnote (c)).

(g) Represents the amortization expense related to the goodwill recorded as a result of the purchase consideration exceeding the fair market value of the combined net assets of Starwood Hotels and Westin as if the transactions had taken place on January 1, 1998.

(h) Represents effects of termination of certain executives under contractual severance agreements, net of additional costs for new executives under employment contracts, removal of duplicate third-party consulting fees and termination of certain advertising contracts and rental agreements, less related termination fees.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    Forward-Looking Statements. This report contains certain statements that may be deemed "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. All statements relating to the Company's objectives, strategies, plans, intentions and expectations, and all statements (other than statements of historical facts) that address actions, events or circumstances that the Company or its management expects, believes or intends will occur in the future, are forward-looking statements. All such forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from historical results or those anticipated in the forward-looking statements, including, without limitation, risks and uncertainties associated with the following: the above-described proposed legislation relating to the Trust's ability to continue to qualify as a paired-share REIT and related tax treatment; the Company's integration of the assets and operations of ITT and Westin; completion of future acquisitions; the availability of capital for acquisitions and for renovations; the ability to maintain existing management, franchise or representation agreements and to obtain new agreements on favorable terms; competition within the lodging industry and the gaming industry; the cyclicality of the real estate business, the hotel business and the gaming business; general real estate and economic conditions; and the other risks and uncertainties set forth in the annual, quarterly and current reports and proxy statements of the Trust and the Corporation. The Company undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

THREE MONTHS ENDED MARCH 31, 1998 COMPARED WITH THREE MONTHS ENDED MARCH 31,
1997

    To facilitate a meaningful comparison between periods, this Management's Discussion and Analysis focuses on pro forma information for the periods covered, which management believes provides the most meaningful comparability among historical periods. The pro forma information reflects the ITT Merger, the Westin acquisition and certain asset dispositions as if they had occurred on January 1, 1997. In addition, the following pro forma data for the three months ended March 31, 1997 reflects the 44 hotel properties acquired by Starwood Hotels in 1997 and two hotel properties acquired by Westin in 1997 (the "1997 Acquisitions") and the sale, by ITT, of 5 hotel properties during 1997 (the "1997 Dispositions") as if they had occurred on January 1, 1997. Period-to-period comparisons of the Company's historical information are, in management's view, less relevant to an understanding of the Company due to the significance of the ITT Merger and the acquisition of Westin.

    The following combined, consolidated, comparative operating data for the Company is presented on a historical reporting basis for the three months ended March 31, 1998 and 1997 excluding pre-opening costs, non-recurring items and the Desert Inn in Las Vegas which was held for sale at March 31, 1998. Further, pro forma operating data is included in the table to reflect the ITT Merger, the acquisition of Westin, the 1997 Acquisitions, the 1997 Dispositions and certain asset sales as if they occurred on January 1, 1997. The pro forma data includes the historical results of Starwood Hotels and Westin prior to the ITT Merger and certain pro forma adjustments as more fully described in the notes to the unaudited combined consolidated pro forma statement of income (see page 26).
The pro forma data is not necessarily indicative of the results that would have been achieved had such transactions actually occurred on January 1, 1997, nor are they necessarily indicative of the Company's future results.

                                                                  THREE MONTHS ENDED MARCH 31,
                                                    -------------------------------------------------------
                                                    HISTORICAL      PRO FORMA     HISTORICAL      PRO FORMA
                                                       1998           1998           1997           1997
                                                      -------        -------        -------        -------
                                                                         (IN MILLIONS)
REVENUES
Hotel
    Owned .....................................       $   505        $   746        $   310        $   662
    Managed ...................................           839          1,026            681            947
    Other .....................................            35             35             32             32
Gaming ........................................           290            292            282            286
Other .........................................             5             13             --             16

COSTS AND EXPENSES
Salaries, benefits and other operating:
Hotel
    Owned .....................................       $   291        $   434        $   178        $   395
    Managed ...................................           800            981            649            906
    Other .....................................           (12)           (12)            (1)            (1)
Gaming ........................................           176            178            173            177
Other .........................................            (7)            (7)            --             --

Selling, general and administrative:
Hotel
    Owned .....................................       $    71        $   102        $    59        $   106
    Managed ...................................            --             --             --             --
    Other .....................................            51             51             39             39
Gaming ........................................            47             47             40             40
Other .........................................            22             34             20             33

                                                                  THREE MONTHS ENDED MARCH 31,
                                                    -------------------------------------------------------
                                                    HISTORICAL      PRO FORMA     HISTORICAL      PRO FORMA
                                                       1998           1998           1997           1997
                                                      -------        -------        -------        -------
                                                                          (IN MILLIONS)
EBITDA:
Hotel
    Owned .....................................       $   143        $   210        $    73        $   161
    Managed ...................................            39             45             32             41
    Other .....................................            (4)            (4)            (6)            (6)
Gaming ........................................            67             67             69             69
Other .........................................           (10)           (14)           (20)           (17)

Depreciation and amortization .................       $   106        $   158        $    68        $   127


                             RESULTS OF OPERATIONS

CONTINUED OPERATIONS

Revenues

Pro Forma:

    Pro forma revenues for properties owned, leased or managed by the Company increased 8.9% to $2.064 billion for the first quarter of 1998 when compared to $1.895 billion in the corresponding period of 1997. The increase in revenues was driven by an increase in revenues for owned, leased and consolidated joint venture hotels of 12.7% from $662 million in the first quarter of 1997 to $746 million in the first quarter of 1998. The increase in hotel revenues resulted from an increase in revenue per available room ("REVPAR") of 10.1% to $92.62 for the first quarter of 1998 when compared to the same period in 1997, an increase in average daily rate ("ADR") of 66.8% to $138.68 from $128.33 in the corresponding 1997 period and an increase in occupancy rates of 1.2 percentage points to 66.8% in 1998 compared to 65.6% in the same period of 1997 for the Company's 179 owned, leased and consolidated joint venture hotels. The results at owned, leased and consolidated joint venture properties in North America were especially strong with REVPAR increasing 10.6% for the three months ended March 31, 1998 when compared to the same period of 1997.

    Hotel revenues for properties managed by the Company for third-party owners increased 8.3% to $1.026 billion for the three months ended March 31, 1998 when compared to $947 million for the same period of 1997. Management fees and equity earnings from these hotels increased 9.8% to $45 million in the first quarter of 1998 when compared to $41 million in the first quarter of 1997.

    Gaming revenues, excluding the results of the Desert Inn in Las Vegas, Nevada which is planned for disposition, increased 2.1% to $292 million for the first quarter of 1998 when compared to the same period of 1997. The increase in revenues from the additional 1,130 rooms and 91,000 square feet of convention space at Caesars Palace in Las Vegas, Nevada was offset by the adverse impact of the declines in the Asian financial markets on high-end baccarat play, primarily during the Chinese New Year.

Historical:

    On an historical basis, revenues for properties owned, leased or managed by the Company increased 28.4% to $1.634 billion for the first quarter of 1998 when compared to $1.273 billion in the corresponding period of 1997. Since the ITT Merger is accounted for as a reverse purchase and the reflected amounts accordingly are those of ITT, the increase in hotel revenues of 34.8% to $1.379 billion for the first quarter of 1998 when compared to the same period of 1997 was due primarily to the inclusion of the results of approximately 160 hotels owned, leased or managed by Starwood Hotels for the period of February 23, 1998 through the end of the first quarter of 1998.

    For discussion of gaming revenues, see the pro forma discussion above.

Costs and Expenses

Pro Forma:

    Pro forma salaries, benefits and other operating costs increased 6.6% in the first quarter of 1998 to $1.574 billion from $1.477 billion in the same period of 1997. The increase in costs is due primarily to the reopening of hotel properties in 1998 which were closed for renovations in 1997, the inclusion of new managed hotel properties and the inclusion of the operating costs associated with the tower at Caesars Palace which was opened at the end of 1997.

    Pro forma selling, general and administrative expenses increased 7.3% in the first quarter of 1998 to $234 million from $218 million in the same period of 1997.

Historical:

    On an historical basis, the increase in salaries, benefits and other operating costs and the increase in selling, general and administrative expenses for the first quarter of 1998 when compared to the same period of 1997 was due primarily to the reverse purchase accounting treatment and the inclusion of the results of approximately 160 hotels owned, leased or managed by Starwood Hotels for the period of February 23, 1998 through the end of the first quarter of 1998. Included in the first quarter of 1998 are approximately $4 million of transition costs and costs of personnel terminated at the time of the ITT Merger.

EBITDA (1)

Pro Forma:

    On a pro forma basis, the Company's earnings before interest, taxes, depreciation and amortization ("EBITDA"), excluding non-recurring items and discontinued operations, increased 22.6% to $304 million in the first quarter of 1998 when compared to $248 million in the same period of 1997. The increase was primarily due to the improved results at the Company's owned, leased and consolidated joint venture hotels. These hotels benefited from an increase in EBITDA of $49 million to $210 million in the first quarter of 1998 when compared to $161 million in the same period of 1997. The EBITDA improvement of approximately 30.4% was due primarily to an increase in ADR discussed above. EBITDA margins for these hotels increased 3.9 percentage points to 28.2% in the first quarter of 1998 from 24.3% in the same period of 1997, demonstrating the Company's continued focus on improving margins by cost containment and purchasing synergies.

    Excluding assets held for sale and pre-opening costs, gaming EBITDA for the first quarter of 1998 was $67 million compared to $69 million in the same period of 1997. The decline in gaming EBITDA reflects the impact of the economic crisis in Asia on high end baccarat play combined with a lower hold percentage on high end baccarat at Caesars Palace. EBITDA at Caesars Place was $26 million in the first quarter of 1998 compared to $32 million in the prior year. EBITDA at Caesars Atlantic City was $29 million in the first quarter of 1998 compared to $25 million in the same period of 1997 as the addition of 620 new rooms had a positive effect on all areas of the casino and hotel operations.

(1) Management considers EBITDA to be one measure of the cash flows from operations of the Company before debt service that provides a relevant basis for comparison among REITs and it is presented to assist investors in analyzing the performance of the Company. EBITDA is defined as income before minority interest excluding gains and losses from debt restructuring and sales of property, provision for losses, interest and depreciation and amortization. EBITDA should not be considered as an alternative to net income as an indication of the Company's financial performance or as an alternative to cash flows from operating activities as a measure of liquidity, nor is it necessarily indicative of sufficient cash flow to fund all of the Company's needs.

Historical:

    On an historical basis, hotel EBITDA increased 79.8% from $99 million in the first quarter of 1997 to $178 million in the first quarter of 1998, due primarily to the reverse purchase accounting treatment and the inclusion of the results of the hotels owned and managed by Starwood Hotels for the period of February 23, 1998 through the end of the first quarter of 1998.

    For the discussion of gaming EBITDA, see the pro forma discussion above.

Depreciation and Amortization

Pro Forma:

    Pro forma depreciation and amortization expense increased 24.4% to $158 million in the first quarter of 1998 when compared to $127 million in the same period of 1997. The increase was primarily due to depreciation expense on 30 hotel properties acquired by Starwood Hotels subsequent to April 1, 1998 and the commencement of depreciation on certain newly completed hotel and gaming projects.

Historical:

    On an historical basis, depreciation and amortization expense increased 55.9% to $106 million in the first quarter of 1998 when compared to $68 million in the same period of 1997. The increase was primarily due to depreciation expense on approximately 160 hotels owned, leased or managed by Starwood Hotels for the period of February 23, 1998 through the end of the first quarter of 1998, the amortization of goodwill related to the ITT Merger and the commencement of depreciation on certain newly completed hotel and gaming projects.

Net Interest Expense

    Net interest expense for the three months ended March 31, 1998 increased 291% to $90 million when compared to $23 million in the same period of 1997. The increase relates primarily to the debt incurred to finance the ITT Merger. See "Liquidity and Capital Resources."

DISPOSITIONS

    The Desert Inn in Las Vegas, Nevada, the gaming property held for disposition, experienced a $4 million EBITDA loss in the first quarter of 1998 compared to a $22 million EBITDA loss in the same period of 1997. The improved performance was due to a normalized hold percentage in baccarat (which percentage in 1997 was negative) and a significantly higher average room rate due to improvements made to the property in 1997. These improvements were offset by the Asian economic crisis which negatively impacted results at the Desert Inn for the quarter by significantly reducing the amount of high end baccarat volume.

DISCONTINUED OPERATIONS

    Results for the first quarter of 1998 include a net loss from discontinued operations of $8 million compared to a net loss of $15 million in the same period of 1997. The reduced loss is due to improved results at the Company's Educational Services subsidiary, where operating income in the quarter increased 22% compared with the prior year and is due to a lower allocation of corporate interest expense to the results of the Company's World Directories subsidiary which was disposed of on February 19, 1998. The results from discontinued operations include a $948 million gain, net of $543 million of tax benefits and minority interest, related to the disposition of World Directories.

MADISON SQUARE GARDEN

     In April 1997, ITT entered into a Partnership Interest Transfer Agreement with Cablevision. Pursuant to this agreement, Cablevision paid ITT $500 million in cash on June 17, 1997 for 38.5% of ITT's ownership interest in MSG and ITT received a "put" option to require Cablevision or MSG to purchase half of ITT's continuing interest in MSG for $75 million on June 17, 1998 and the other half of this continuing interest for an additional $75 million on June 17, 1999 (or, if the first option were not exercised the entire continuing interest for $150 million). In addition, ITT agreed to contribute to MSG an ITT-owned aircraft which MSG has used for the New York Knickerbockers and the New York Rangers. In consideration of the aircraft contribution, an additional $19 million was added to the exercise price of each of ITT's "put" options. In April 1998, the Company exercised its first put option on one-half of its interest in MSG and expects to receive a payment of $94 million in June 1998.

EXTERNAL GROWTH

     During the first quarter of 1998, in addition to the ITT Merger and the Westin acquisition, the Company acquired four full-service, luxury hotel properties (the "Al-Anwa Portfolio") located in Aspen, Colorado; New York City, New York; Washington, D.C.; and Houston, Texas for a total purchase price of approximately $334 million consisting of $150 million in cash and 3.7 million Paired Shares (which shares were valued for purposes of the acquisition at approximately $184 million). The acquisition agreements required the Company to pay the seller an additional purchase price in cash representing the difference between Starwood Hotels' stock price at the date of the acquisition agreements and a 10-day period average closing price ending on April 25, 1998 of Starwood Hotels' stock price ($50.087). In May 1998, this requirement was fulfilled with a cash payment of approximately $14 million to the sellers.


INTERNAL GROWTH

    The following tables summarize average occupancy, ADR and REVPAR on a year-over-year basis for the Company's 151 owned hotel properties for the three months ended March 31, 1998 (excluding eight hotels sold on May 1, 1998, three hotels held for sale at March 31, 1998, 10 hotels under significant renovation during the first quarter of 1998 and seven hotels for which comparable information does not exist):


               OWNED, LEASED AND CONSOLIDATED JOINT VENTURE HOTELS



                                                                                      PERCENTAGE
                                                    1998              1997             VARIANCE
                                                 ----------        ----------         ----------
Number of hotels .........................              151               151
Number of rooms ..........................           50,158            50,158
REVPAR ...................................       $    94.58        $    85.07              11.2%
ADR ......................................       $   140.10        $   130.09               7.7%
Occupancy ................................             67.5%             65.4%

STARWOOD HOTELS OWNED HOTELS PORTFOLIO (1)
Number of hotels .........................              102               102
Number of rooms ..........................           28,417            28,417
REVPAR ...................................       $    77.86        $    69.85              11.5%
ADR ......................................       $   119.08        $   110.60               7.7%
Occupancy ................................             65.4%             63.2%

WESTIN OWNED HOTELS PORTFOLIO (2)
Number of hotels .........................               12                12
Number of rooms ..........................            5,944             5,944
REVPAR ...................................       $    90.45        $    79.34              14.0%
ADR ......................................       $   124.30        $   113.36               9.7%
Occupancy ................................             72.8%             70.0%


---------------

(1) Hotels owned by Starwood Hotels at December 31, 1997 and the Al-Anwa Portfolio acquired in January 1998.

(2) Acquired as part of Westin acquisition on January 2, 1998

          SHERATON OWNED, LEASED AND CONSOLIDATED JOINT VENTURE HOTELS



                                                                                PERCENTAGE
                                               1998              1997            VARIANCE
                                            ----------        ----------        ----------
NORTH AMERICA
Number of hotels ....................               17                17
Number of rooms .....................            9,247             9,247
REVPAR ..............................       $   146.47        $   133.19              10.0%
ADR .................................       $   208.52        $   191.65               8.8%
Occupancy ...........................             70.2%             69.5%

EUROPE/CIGA
Number of hotels ....................               30                30
Number of rooms .....................            6,624             6,624
REVPAR ..............................       $   104.60        $    91.60              14.2%
ADR .................................       $   160.55        $   154.97               3.6%
Occupancy ...........................             65.1%             59.1%

LATIN AMERICA
Number of hotels ....................               12                12
Number of rooms .....................            4,839             4,839
REVPAR ..............................       $    91.78        $    81.92              12.0%
ADR .................................       $   131.94        $   120.17               9.8%
Occupancy ...........................             69.6%             68.2%

ASIA/PACIFIC/AFRICA/MIDDLE EAST/OTHER
Number of hotels ....................                5                 5
Number of rooms .....................            1,656             1,656
REVPAR ..............................       $    75.91        $    94.95            (20.1%)
ADR .................................       $   108.83        $   121.31            (10.3%)
Occupancy ...........................             69.8%             78.3%

WORLDWIDE
Number of hotels ....................               64                64
Number of rooms .....................           22,366            22,366
REVPAR ..............................       $   115.59        $   106.22               8.8%
ADR .................................       $   168.59        $   158.86               6.1%
Occupancy ...........................             68.6%             66.9%



SEASONALITY AND DIVERSIFICATION

    The hotel and gaming industries are seasonal in nature; however, the periods during which the Company's properties experience higher hotel revenues or gaming activities vary from property to property and depend principally upon location. Although the Company's revenues historically have been lower in the first quarter than in the second, third or fourth quarters, the acquisitions of Westin and ITT are expected to affect, and future acquisitions may further affect, seasonal fluctuations in revenues and cash flows.

                        LIQUIDITY AND CAPITAL RESOURCES

CASH FLOW PROVIDED BY OPERATING ACTIVITIES

    The principal source of cash to be used to fund the Company's operating expenses, interest expense, recurring capital expenditures and distribution payments by the Trust will be cash flow provided by operating activities. The Company anticipates that cash flow provided by operating activities will be sufficient to service short- and long-term indebtedness, fund maintenance capital expenditures and meet operating cash requirements, including all distributions to shareholders by the Trust. During the first quarter of 1998, the Trust paid a distribution of $0.48 per share for the fourth quarter of 1997. During the second quarter of 1998, the Trust paid a distribution of $0.52 per share for the quarter ended March 31, 1998.

CASH FLOW FROM INVESTING AND FINANCING ACTIVITIES

    The Company intends to finance the acquisition of additional hotel properties, hotel renovations and capital improvements and provide for general corporate purposes through its credit facilities described below, through additional lines of credit, and when market conditions warrant, through the issuance of additional equity or debt securities.

    Loans and Credit Facilities. At December 31, 1997, ITT had total debt outstanding of $1,968 million comprised of bank loans and other short-term facilities outstanding of $258 million and long-term facilities of $3,043 million, less net debt allocated to discontinued operations of $1,333 million. The weighted average interest rate for bank loans and other short-term borrowings was 6.71% at December 31, 1997. The weighted average interest rate on the long-term facilities was 6.98% at December 31, 1997.

    At December 31, 1997, Starwood Hotels had total debt outstanding of $1,564 million comprised of revolving lines of credit and other short-term notes and mortgages payable of $1,467 million and long-term notes and mortgages payable of $97 million. The weighted average interest rate for the revolving lines of credit and other short-term notes and mortgages payable was 7.37% at December 31, 1997. The weighted average interest rate for the long-term notes and mortgages payable was 7.46% at December 31, 1997.

    The weighted average interest rates are comprised of interest rates on both U.S. dollar and non-U.S. dollar denominated indebtedness.

    On January 2, 1998, Starwood Hotels obtained the $2.2 Billion Facility from a group of lenders led by Bankers Trust Company and The Chase Manhattan Bank to fund the cash portion of the purchase of Westin for approximately $178 million and to repay an aggregate of approximately $1.0 billion of outstanding debt of Westin and of the Company under the $1.2 Billion Facility.

    On February 23, 1998, Starwood Hotels obtained two additional credit facilities ($5.6 billion in total) with Lehman Brothers, Bankers Trust Company and The Chase Manhattan Bank to fund the cash portion of the ITT Merger consideration, to refinance a portion of Starwood Hotels' existing indebtedness (including indebtedness outstanding under the $2.2 Billion Facility) and to provide funds for general corporate purposes. These facilities are comprised of the $3.1 Billion Facility and the IRN Facility.

    The $3.1 Billion Facility has three tranches: a $1.0 billion, one-year term loan; a $1.0 billion, five-year term loan; and a $1.1 billion, five-year revolving credit facility. The Corporation, the Trust and certain of their respective direct and indirect subsidiaries may be designated as borrowers or co-borrowers under all or a portion of the $3.1 Billion Facility. The interest rate for the $3.1 Billion Facility is one-, two- or three-month LIBOR, at the Company's option, plus 187.5 basis points for the four months ending June 24, 1998, one-, two- or three-month LIBOR plus 162.5 basis points for the two months ending August 24, 1998, and thereafter is determined pursuant to a pricing "grid" with rates based on Starwood Hotels' leverage and/or senior unsecured debt rating. Quarterly amortization of the five-year term loan begins in the third year, with total amortization of 10%, 20% and 70% of the principal amount over the third, fourth and fifth years, respectively. Repayment of amounts borrowed under the $3.1 Billion Facility is guaranteed by the Trust and the Corporation and substantially all of their respective significant subsidiaries (including the Partnerships) other than gaming subsidiaries, and is secured by a pledge of all the capital stock, partnership interests and other equity interests of the guarantor subsidiaries.

    The IRN Facility consists of a single drawdown senior increasing rate, non-amortizing five-year term loan for $2.5 billion. The Corporation is the borrower under the IRN Facility; the Trust and all subsidiaries of the Corporation and the Trust that are borrowers or guarantors of the $3.1 Billion Facility are guarantors of the IRN Facility. The IRN Facility is secured equally and ratably by all the collateral securing the $3.1 Billion Facility and is pari passu in right of payment with all other senior indebtedness of the borrower and the guarantors, including the $3.1 Billion Credit Facility. Amounts borrowed under the IRN Facility bear interest at one-, two- or three-month LIBOR plus 175 basis points for the three months ending May 24, 1998, with the interest rate increasing by 50 basis points every three months thereafter, up to a maximum rate of one-, two- or three-month LIBOR plus 375 basis points.

    Stock Sales. At December 31, 1997, ITT had 180 million shares outstanding, as stated for the effects of the reverse purchase in connection with the ITT Merger.

     Pursuant to a Purchase Agreement dated as of October 10, 1997, among the Company, Union Bank of Switzerland, London Branch ("UBS L/B") and its affiliate UBS Limited ("US Ltd."), the Company sold to UBS Ltd. 2,185,000 Paired Shares at a cash price of $57.25 per share, and paid to UBS Securities LLC, another affiliate of UBS Ltd., a placement fee equal to 2% of the gross proceeds to the Company from such sale of shares. Concurrently therewith, the Company entered into a Price Adjustment Agreement dated October 13, 1997, with UBS L/B (the "US Price Adjustment Agreement"). The UBS Price Adjustment Agreement provides for a settlement payment to be made, in the form of Paired Shares or cash, by the Company to UBS, or by UBS to the Company, based on the market price of the UBS Shares over a specified unwind period, as compared to a "Forward Price" (as defined, but essentially equal to $57.25 per Paired Share, plus an implicit interest factor less dividends declared on the UBS Shares, in each case during the term of the UBS Price Adjustment Agreement).

     The Company has the right at any time during a preliminary term of one year to elect to deliver or receive Paired Shares in settlement of the UBS Price Adjustment Agreement. The Company has the further right, but not the obligation, to settle the Company's obligations under the contract by repurchasing for cash all of the UBS Shares at the Forward Price. The Company has the obligation to settle the UBS Price Adjustment Agreement at the end of one year unless UBS agrees to extend its term. UBS has the right to cause an earlier settlement upon the occurrence of certain events of default or a substantial decline in the market price of the Paired Shares. The Company has the right under the UBS Price Adjustment Agreement to settle the Company's obligation (if any) by making a cash payment, but cannot compel UBS to settle UBS's obligation through the payment of cash to the Company. The effect of the UBS Price Adjustment Agreement is to cause UBS Ltd. to receive and retain an amount equal to the purchase price paid by UBS Ltd. for the Paired Shares plus an annual rate of return on that purchase price equal to the three-month London Inter Bank Offered Rate ("LIBOR") for a specified period plus 1.50%.

     In the event that at various quarterly dates during the term of the UBS Price Adjustment Agreement the Forward Price is higher than the then current market price of the Paired Shares, the Company is obligated to deliver additional Paired Shares (or at the Company's election, cash) to UBS to be held as security for the Company's settlement obligation. As of March 31, 1998, the Company had paid approximately $7.8 million and the Company subsequently provided an additional $3.2 million in cash to UBS to meet this security requirement. Any and all Paired Shares delivered as security will be issued and outstanding when delivered and will adjust the Forward Price in accordance with the formula contained in the UBS Price Adjustment Agreement.

     On February 24, 1998, the Trust and the Corporation sold an aggregate of
4.6 million Paired Shares to Merrill Lynch International, NMS Services, Inc. and Lehman Brothers Inc. (collectively, the "February Purchasers" and together with UBS Ltd., the "Purchasers") for a cash purchase price per Paired Share of $52.798, which price reflected a 2% discount from the last reported sale price of the Paired Shares on the date of the purchase.

     Concurrently with these sales, the Trust and the Corporation entered into separate agreements (the "February Price Adjustment Agreements" and together with the UBS Purchase Agreement, the "Price Adjustment Agreements") with the February Purchasers (and with Merrill, Lynch, Pierce, Fenner & Smith Incorporated, NationsBanc Montgomery Securities LLC and Lehman Brothers Finance S.A., each of which is an affiliate of a Purchaser) pursuant to which each of the February Purchasers or their respective affiliates will sell, as directed by the Trust and the Corporation and on or before February 24, 1999, in an underwritten fixed price offering or another method specified in the February Price Adjustment Agreements, a sufficient number of the purchased Paired Shares to achieve net sales proceeds equal to the aggregate market value of the Paired Shares purchased by such February Purchaser, plus a forward accretion component, minus an adjustment for dividends paid on the Paired Shares. In addition, each February Purchaser has the right to cause a sale of all or a portion of the purchased Paired Shares in the event the market prices of the Paired Shares decline below certain levels. The precise numbers of Paired Shares that will be required to be sold pursuant to the February Price Adjustment Agreements will depend primarily on the market prices of the Paired Shares at the time of settlement. If the number of Paired Shares so required to be sold is greater than the number of Paired Shares purchased by the February Purchasers as a result of a decrease in the market prices of the Paired Shares, the Trust and the Corporation are required to issue additional Paired Shares to the February Purchasers at a price of $.01 per share. If the number of Paired Shares so required to be sold is less than the number of Paired Shares purchased by the February Purchasers on February 24, 1998 as a result of an increase in the market prices of the Paired Shares, the February Purchasers will deliver to the Trust and the Corporation specified numbers of Paired Shares. The effect of the February Price Adjustment Agreements will be to cause the February Purchasers to receive and retain an amount equal to the purchase price paid by the February Purchasers for the Paired Shares plus an annual rate of return on that purchase price equal to the three-month London Inter Bank Offered Rate ("LIBOR") for a specified period plus 1.75%.

     The Trust and the Corporation are required to cause to be registered under the Securities Act of 1933, as amended (the "Securities Act"), the resale by the Purchasers of all of the Paired Shares originally sold to the Purchasers and the additional Paired Shares, if any, issued to the Purchasers under the Price Adjustment Agreements. The Trust and the Corporation have filed with the Securities and Exchange Commission registration statements for such resales.

     If during specified periods prior to settlement of the Company's obligations under the Price Adjustment Agreements the Paired Shares trade at market prices that are less than the prices specified in the agreements and the Company settles such obligations by the issuance of additional Paired Shares, such issuances would be for no or nominal additional consideration and thus would have a dilutive effect on the Company's shareholders and stockholders.

    On February 23, 1998, Starwood Hotels completed the acquisition of ITT. Each outstanding share of common stock of ITT, together with the associated Right, other than those that were converted into cash pursuant to a cash election by the holder (and other than shares owned directly or indirectly by ITT or Starwood Hotels, which shares were canceled), was converted into 1.543 Paired Shares. Pursuant to cash election procedures, approximately 35 million (pre-reverse acquisition) shares of ITT's common stock, representing approximately 30% of the outstanding shares prior to the ITT Merger, were converted into $85 in cash per share. In addition, each share of ITT's common stock was converted into additional cash consideration in the amount of $0.37493151, which amount represents the interest that would have accrued (without compounding) on $85 at an annual rate of 7% during the period from and including January 31, 1998 to but excluding the date of the closing (February 23, 1998).

     Impact of Proposed Tax Legislation. On February 2, 1998 the Department of Treasury released an explanation of the revenue proposals included in the Clinton Administration's fiscal 1999 budget (the "President's Tax Proposals"). The President's Tax Proposals, among other things, include a freeze on the grandfathered status of paired share REITs such as the Trust. Under the President's Tax Proposals, the Trust and the Corporation would be treated as one entity with respect to properties acquired on or after the date of the first Congressional committee action with respect to such proposal and with respect to activities or services relating to such properties that are undertaken or performed by one of the paired entities on or after such date. The President's Tax Proposals would also prohibit REITs from holding stock of a corporation possessing more than 10% of the vote or value of all classes of stock of the corporation. This proposal would be effective with respect to the stock acquired on or after the date of first Congressional committee action with respect to the proposal; however, the proposal would not apply to stock acquired before such effective date if, on or after such date, the subsidiary corporation engaged in a new trade or business or acquired substantial new assets.

     On March 26, 1998, William Archer, Chairman of the Ways and Means Committee of the United States House of Representatives and William V. Roth, Jr., Chairman of the Finance Committee of the United States Senate, introduced identical legislation (the "Proposed Legislation") in both the House of Representatives and the Senate to limit the existing grandfathering from the anti-pairing of Section 269B(a)(3). Under the Proposed Legislation, the anti-pairing rules provided in the Code generally would apply for certain of the REIT qualification requirements to real property interests acquired directly or indirectly after March 26, 1998 by the Trust or the Corporation, or a subsidiary or partnership in which a 10% or greater interest is owned by the Trust or the Corporation (collectively, the "REIT Group"), unless (i) the real property interests are acquired pursuant to a written agreement binding on March 26, 1998 and all times thereafter or (ii) the acquisition of such real property interests was described in a public announcement or in a filing with the Commission on or before March 26, 1998. In addition, the Proposed Legislation also provides a property held by the Trust or the Corporation that is not subject to the anti-pairing rules would become subject to such rules in the event of an improvement placed in service after December 31, 1999 that changes the use of the property and the cost of which is greater than 200 percent of (x) the undepreciated cost of the property (prior to the improvement) or (y) in the case of property acquired where there is a substituted basis, the fair market value of the property on the day it was acquired by the Trust or the Corporation. There is an exception in the Proposed Legislation or improvements placed in service before January 1, 2004 pursuant to a binding contract in effect as of December 31, 1999 and at all times thereafter. On May 7, 1998, the Senate passed the Internal Revenue Service Restructuring and Reform Act of 1998, incorporating language substantially identical to the Proposed Legislation. In addition, immediately prior to the introduction of the Proposed Legislation, Representative Mac Collins introduced legislation that would simply terminate the existing grandfathering rule.

     The above discussion is based solely on the President's Tax Proposals and the Proposed Legislation. It is impossible at this time to determine all of the ramifications that could result from enactment of the Proposed Legislation or the President's Tax Proposals. However, the Trust believes that its ability to close pending acquisitions pursuant to binding agreements entered into or announced on or before March 26, 1998 will be unaffected by the Proposed Legislation (if enacted in its current form) on the Company's proposed method of operations and future acquisitions, as well as the Company's response to such legislation if enacted, and investors should be aware that the Proposed Legislation could have an adverse impact on the Company. In addition, if the Proposed Legislation were modified prior to enactment, it is possible that action taken by the Company since March 26, 1998 in reliance on the Proposed Legislation as currently drafted, could adversely affect the Company's ability to qualify as a REIT.

                           PART II. OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

(a)    Modifications to Charter Documents

    The Corporation. In February 1998, the articles of incorporation of Starwood Hotels & Resorts Worldwide, Inc. (the "Corporation"), as amended (the "Articles of Incorporation") were amended to (i) increase the number of authorized shares of capital stock of the Corporation to 1.35 billion shares, consisting of one billion shares of common stock, par value $0.01 per share ("Corporation Shares"), 50 million shares of Excess Common Stock, 100 million shares of Excess Preferred Stock and 200 million shares of Preferred Stock; and (ii) add an Article Nineteenth providing, in general, that securities of the Corporation will be subject to redemption by the Corporation, pursuant to Section 78.196 of the Nevada Revised Statutes or any other applicable provision of law, to the extent necessary to prevent the loss or to secure the reinstatement of any gaming license held by the Corporation or any of its subsidiaries.

     The Trust. In February 1998, the Amended and Restated Declaration of Trust of Starwood Hotels & Resorts (the "Trust"), as amended (the "Declaration of Trust") was further amended to, (i) change the name of the Trust to "Starwood Hotels & Resorts"; (ii) increase the number of authorized shares of beneficial interest of the Trust to 1.35 billion, consisting of one billion common shares of beneficial interest, par value $0.01 per share ("Trust Shares"), 200 million Excess Trust Shares and 50 million Excess Trust Preferred Shares; and (iii) provide that in the event the Corporation redeems any securities of the Corporation pursuant to Article Nineteenth of the Articles of Incorporation, the Trust will simultaneously redeem all shares of beneficial interest of the Trust, if any, that are paired with such securities of the Corporation pursuant to the Pairing Agreement dated June 25, 1986, between the Trust and the Corporation, as amended (the "Pairing Agreement"). Pursuant to the Pairing Agreement, the Trust Shares and the Corporation Shares are paired on a one-for-one basis and may only be held or transferred in units consisting of one Trust Share and one Corporation Share (a "Paired Share").

    Although not intended as anti-takeover devices, the above-described increases in the authorized numbers of shares could have anti-takeover effects, and future issuances of shares of the Trust and/or the Corporation may, depending upon the circumstances, have a dilutive effect on the earnings per share, book value per share, voting power and other interests of the existing stockholders and shareholders of the Trust and the Corporation.

(b)    Sales of Unregistered Securities

     Private Placements. Information with respect to the Trust's and the Corporation's sale of an aggregate of approximately 4.6 million Paired Shares to Merrill Lynch International, NMS Services, Inc. and Lehman Brothers Inc. is included in Item 2 of this report, Management's Discussion and Analysis of Financial Condition and Results of Operations, under the caption "Liquidity and Capital Resources - Stock Sales" and is incorporated herein by reference.

    Acquisition of Westin. On January 2, 1998, pursuant to a Transaction Agreement dated as of September 8, 1997 (the "Westin Transaction Agreement"), among WHWE L.L.C. ("WHWE"), Woodstar Investor Partnership ("Woodstar"), Nomura Asset Capital Corporation ("Nomura"), Juergen Bartels (Mr. Bartels together with WHWE, Woodstar and Nomura, the "Members"), Westin Worldwide, W&S Lauderdale Corp. ("Lauderdale"), W&S Seattle

Corp. ("Seattle"), Westin St. John Hotel Company, Inc. ("St. John"), W&S Denver Corp. ("Denver"), W&S Atlanta Corp. ("Atlanta"), W&S Hotel L.L.C. ("W&S LLC" and, together with Westin, the "Westin Companies"), the Trust, SLT Realty Limited Partnership (the "Realty Partnership"), the Corporation and SLC Operating Limited Partnership (the "Operating Partnership"), the Trust and the Corporation acquired Westin.

    Pursuant to the terms of the Westin Transaction Agreement,

         (i) Westin Worldwide merged into the Trust (the "Westin Merger"). In connection with the Westin Merger, all of the issued and outstanding shares of capital stock of Westin Worldwide (other than shares held by Westin and its subsidiaries or by the Trust or the Corporation) were converted into an aggregate of 6,285,783 Class A Exchangeable Preferred Shares, par value $0.01 per share (the "Class A EPS"), of the Trust and 5,294,783 Class B Exchangeable Preferred Shares, liquidation value $38.50 per share (the "Class B EPS" and, together with the Class A EPS, the "EPS"), of the Trust and cash in the amount of $177.9 million;

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

    The shares of Class A EPS, the shares of Class B EPS and the limited partnership interests issued in connection with the Westin Merger and the contribution of Seattle, Lauderdale, Denver, St. John and Atlanta to the Realty Partnership and the Operating Partnership are directly or indirectly exchangeable on a one-to-one basis (subject to certain adjustments) for Paired Shares (subject to the right of the Trust and the Corporation to elect to pay cash in lieu of issuing such shares). These limited partnership interests ("Units") also are exchangeable on a one-to-one basis for shares of Class B EPS. The shares of Class B EPS have a liquidation preference of $38.50 per share and provide the holders with the right, from and after the fifth anniversary of the closing date of the Westin acquisition, to require the Trust to redeem such shares at a price of $38.50.

    On March 31, 1998, the Trust consented to Nomura's conversion of 1,097,585 shares of Class B EPS into an equal number of shares of Class A EPS, and Nomura thereafter converted 2,400,000 shares of Class A EPS into an equal number of Paired Shares.

    The Trust and the Corporation relied in connection with each of the above described transactions on the exemption from the registration requirements of the Securities Act of 1933 contained in Section 4(2) thereof.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    The Trust. On February 18, 1998, the Trust held a special meeting of its shareholders (the "Trust Meeting"). At the Trust Meeting, the shareholders of the Trust (i) approved the proposed issuance of Trust Shares pursuant to the Amended and Restated Agreement and Plan of Merger dated as of November 12,1997 (the "ITT Merger Agreement"), among the Trust, the Corporation, Chess Acquisition Corp. and ITT Corporation ("ITT" and such proposal, the "Trust Share Issuance Proposal"); (ii) approved an amendment to the Declaration of Trust changing the name of the Trust to "Starwood Hotels & Resorts"

(the "Trust Name Change Proposal"); (iii) approved an amendment to the Declaration of Trust to increase the number of authorized shares of beneficial interest of the Trust (the "Trust Authorized Shares Amendment"); and (iv) approved an amendment to the Declaration of Trust providing that in the event the Corporation redeems any securities under the terms of Article Nineteenth of the Corporation's charter, the Trust would simultaneously redeem all shares of beneficial interest of the Trust, if any, paired with the redeemed securities of the Trust (the "Trust Redemption Amendment").

    The following table sets forth, with respect to each matter voted upon at the Trust Meeting, the number of votes cast for, the number of votes cast against, and the number of votes abstaining with respect to such matter:

                                                         VOTES
                                        VOTES FOR       AGAINST      ABSTENTIONS
                                       ------------   -------------  -----------

Trust Share Issuance Proposal........    56,128,758         150,721       62,512
Trust Name Change Proposal...........    60,887,579          31,689       57,264
Trust Authorized Shares Amendment....    55,706,791         346,714      288,487
Trust Redemption Amendment...........    56,010,214          38,437      293,342


    The Corporation. On February 18, 1998, the Corporation held a special meeting of its stockholders (the "Corporation Meeting"). At the Corporation Meeting, the stockholders of the Corporation (i) approved the proposed issuance of Corporation Shares pursuant to the ITT Merger Agreement (the "Corporation Share Issuance Proposal"); (ii) approved an amendment to the Articles of Incorporation increasing the number of authorized shares of capital stock of the Corporation (the "Corporation Authorized Shares Amendment"); and (iii) approved an amendment adding to the Articles of Incorporation an Article Nineteenth providing, in general, that securities of the Corporation will be subject to redemption by the Corporation, pursuant to Section 78.196 of the Nevada Revised Statutes or any other applicable provision of law, to the extent necessary to prevent the loss or to secure the reinstatement of any gaming license held by the Corporation or any of its subsidiaries (the "Corporation Gaming Amendment").

    The following table sets forth, with respect to each matter voted upon at the Corporation Meeting, the number of votes cast for, the number of votes cast against, and the number of votes abstaining with respect to such matter:

                                                         VOTES
                                         VOTES FOR      AGAINST      ABSTENTIONS
                                        ------------  -------------  -----------

Corporation Share Issuance Proposal.....  44,528,004        151,544       64,455
Corporation Authorized Shares Amendment.  44,104,923        348,900      290,180
Corporation Gaming Amendment............  49,112,601         32,503       59,578


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)    Exhibits

EXHIBIT NO.  DESCRIPTION

2.1 Transaction Agreement, dated as of September 8, 1997, by and among the Trust, the Corporation, Realty Partnership, Operating Partnership, WHWE L.L.C., Woodstar, Nomura, Juergen Bartels, Westin Worldwide, Inc., Lauderdale, Seattle, St. John, Denver, Atlanta and W&S L.L.C. (incorporated by reference to Exhibit 2 to the Trust's and the Corporation's Joint Current Report on Form 8-K dated September 9, 1997, as amended by the Form 8-K/A dated December 18, 1997).

2.2 Amended and Restated Agreement and Plan of Merger, dated as of November 12, 1997, by and among the Corporation, the Trust, Chess Acquisition Corp. ("Chess") and ITT (incorporated by reference to Exhibit 2.1 to the Trust's and the Corporation's Joint Current Report on Form 8-K dated November 13, 1997).

EXHIBIT NO.  DESCRIPTION

3.1 Declaration of Trust of the Trust, amended and restated as of June 6, 1988, as amended through February 23, 1998 (incorporated by reference to Exhibit 3.1 to the Trust's and the Corporation's Joint Annual Report on Form 10-K for the year ended December 31, 1997 (the "1997 Form 10-K")).

3.2 Charter of the Corporation, amended and restated as of February 1, 1995, as amended through March 19, 1998 (incorporated by reference to Exhibit 3.2 to the 1997 Form 10-K).

3.3 Amended and Restated Trustee's Regulations of the Trust, as amended through December 18, 1997 (incorporated by reference to Exhibit 3.3 to the 1997 Form 10-K).

3.4 Amended and Restated Bylaws of the Corporation, as amended through December 18, 1997 (incorporated by reference to Exhibit 3.4 to the 1997 Form 10-K).

4.1 Pairing Agreement, dated June 25, 1986, between the Trust and the Corporation (incorporated by reference to Exhibit 4.1 to the Trust's and the Corporation's Joint Annual Report on Form 10-K for the year ended December 31, 1994).

4.2 Amendment No. 1 to the Pairing Agreement, dated as of February 1, 1995, between the Trust and the Corporation (incorporated by reference to Exhibit 4.2 to the Trust's and the Corporation's Joint Annual Report on Form 10-K for the year ended December 31, 1995).

4.3 Amendment No. 2 to the Pairing Agreement, dated as of January 2, 1998, between the Trust and the Corporation (incorporated by reference to Exhibit 4.3 to the 1997 Form 10-K).

10.1 Stock Purchase Agreement, dated as of February 23, 1998, between the Trust and the Corporation (incorporated by reference to Exhibit 10.4 to the 1997 Form 10-K).

10.2 Amended and Restated Employment Agreement, dated as of February 17, 1998, between the Trust and Barry S. Sternlicht, together with an amendment, dated as of March 11, 1998, and a Non-Qualified Stock Option Agreement, dated as of February 17, 1998, between the Trust and Barry
         S. Sternlicht (incorporated by reference to Exhibit 10.5 to the 1997 Form 10-K).

10.3 Employment Agreement, dated March 2, 1998, between the Corporation and Susan R. Bolger (incorporated by reference to Exhibit 10.7 to the 1997 Form 10-K).

10.4 Employment Agreement, dated March 10, 1998, between the Corporation and Ronald C. Brown (incorporated by reference to Exhibit 10.8 to the 1997 Form 10-K).

10.5 Employment Agreement, dated March 19, 1998, between the Corporation and Juergen Bartels (incorporated by reference to Exhibit 10.9 to the 1997 Form 10-K).

10.6 Employment Agreement, dated March 25, 1998, between the Corporation and Theodore W. Darnall (incorporated by reference to Exhibit 10.10 to the 1997 Form 10-K).

10.7 Employment Agreement, dated March 25, 1998, between the Trust and Steven R. Goldman (incorporated by reference to Exhibit 10.11 to the 1997 Form 10-K).

10.8 Exchange Rights Agreement, dated as of January 2, 1998, among, inter alia, the Trust, Realty Partnership and Woodstar (incorporated by reference to Exhibit 10.50 to the 1997 Form 10-K).

10.9 Exchange Rights Agreement, dated as of January 2, 1998, among, inter alia, the Corporation, Operating Partnership and Woodstar (incorporated by reference to Exhibit 10.51 to the 1997 Form 10-K).

10.10 Registration Rights Agreement, dated as of January 2, 1998, among, inter alia, the Trust, the

EXHIBIT NO.  DESCRIPTION

         Corporation, and Woodstar (incorporated by reference to Exhibit 10.52 to the 1997 Form 10-K).

10.11 Stock Agreement and Registration Rights Agreement, each dated as of January 15, 1998, by and among the Corporation, the Trust and New Remington Partners (incorporated by reference to Exhibit 10.54 to the 1997 Form 10-K).

10.12 Stock Agreement and Registration Rights Agreement, each dated as of January 15, 1998, by and among the Corporation, the Trust and Savannah Limited Partnership (incorporated by reference to Exhibit 10.56 to the 1997 Form 10-K).

10.13 Stock Agreement and Registration Rights Agreement, each dated as of January 15, 1998, by and among the Corporation, the Trust and N.Y. Overnight Partners (incorporated by reference to Exhibit 10.58 to the 1997 Form 10-K).

10.14 Stock Agreement and Registration Rights Agreement, each dated as of January 15, 1998, by and among the Corporation, the Trust and D.C. Overnight Partners (incorporated by reference to Exhibit 10.60 to the 1997 Form 10-K).

10.15 Credit Agreement, dated as of February 23, 1998, among the Trust, Realty Partnership, the Corporation, Chess (and ITT as its successor by merger), certain additional borrowers, various lenders, BTC and The Chase Manhattan Bank ("Chase Bank"), as Administrative Agents, and Lehman Paper and Bank of Montreal, as Syndication Agents (incorporated by reference to Exhibit 10.1 to the Trust's and the Corporation's Joint Current Report on Form 8-K dated February 23, 1998 (the "ITT Form 8-K")).

10.16 First Amendment to the Credit Agreement, dated as of March 3, 1998, among the Trust, Realty Partnership, the Corporation, ITT, the lenders party to the Credit Agreement, BTC and The Chase Manhattan Bank, as Administrative Agents, and Lehman Paper and Bank of Montreal, as Syndication Agents, and the new lenders (incorporated by reference to Exhibit 10.2 to the ITT Form 8-K).

10.17 Pledge and Security Agreement, dated as of February 23, 1998, executed and delivered by the Trust, the Corporation and the other Pledgors party thereto, in favor of BTC as Collateral Agent (incorporated by reference to Exhibit 10.63 to the 1997 Form 10-K).

10.18 Senior Secured Increasing Rate Note Agreement, dated as of February 23, 1998, by and among the Corporation, the Trust, the Guarantors named therein and the Lenders named therein (incorporated by reference to Exhibit 10.3 to the ITT Form 8-K).

10.19 Loan Agreement, dated as of February 23, 1998, between the Trust and the Corporation, together with Promissory Note executed in connection therewith, by the Corporation to the order of the Trust, in the principal amount of $3,282,000,000 (incorporated by reference to Exhibit 10.65 to the 1997 Form 10-K).

10.20 Loan Agreement, dated as of February 23, 1998, between the Trust and the Corporation, together with Promissory Note executed in connection therewith, by the Corporation to the order of the Trust, in the principal amount of $100,000,000 (incorporated by reference to Exhibit
         10.66 to the 1997 Form 10-K).

10.21 Loan Agreement, dated as of February 23, 1998, between the Trust and the Corporation, together with Promissory Note executed in connection therewith by the Corporation to the order of the Trust, in the principal amount of $50,000,000 (incorporated by reference to Exhibit
         10.67 to the 1997 Form 10-K).

10.22 Purchase Agreement, dated as of February 23, 1998, by and among the Trust, the Corporation, Lehman Brothers Inc. and Lehman Brothers Finance S.A., together with Price Adjustment Agreement entered into in connection therewith (incorporated by reference to Exhibit 10.68 to the 1997 Form 10-K).

EXHIBIT NO.  DESCRIPTION

10.23 Purchase Agreement, dated as of February 23, 1998, by and among the Trust, the Corporation, NationsBanc Montgomery Securities LLC and NMS Services, Inc., together with Price Adjustment Agreement entered into in connection therewith (incorporated by reference to Exhibit 10.69 to the 1997 Form 10-K).

10.24 Purchase Agreement, dated as of February 23, 1998, by and among the Trust, the Corporation, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Merrill Lynch International, together with Price Adjustment Agreement entered into in connection therewith (incorporated by reference to Exhibit 10.70 to the 1997 Form 10-K).

27.          Financial Data Schedule.


(b)   Reports on Form 8-K

    During the first quarter of 1998, the Trust and the Corporation filed the following Joint Current Reports on Form 8-K:

    (i) Joint Current Report on Form 8-K dated January 2, 1998, reporting under
Item 2 the consummation of the Trust's and the Corporation's acquisition of Westin Hotels & Resorts Worldwide, Inc. and its affiliates.

    (ii) Joint Current Report on Form 8-K dated February 3, 1998, reporting under Item 5 the mailing to shareholders and stockholders of the Trust and the Corporation of a Supplement to the Joint Proxy Statement/Prospectus dated January 14, 1998 for the Trust Meeting and the Corporation meeting.

    (iii) Joint Current Report on Form 8-K dated February 23, 1998 reporting under Item 2 the consummation of the ITT acquisition and the financing thereof.

    (iv) Joint Current Report on Form 8-K dated February 24, 1998 reporting under Item 5 the issuance of press releases announcing the consummation of the ITT acquisition and the financing thereof.