Form 10-Q/A
period 1998-03-31
STARWOOD HOTELS & RESORTS; STARWOOD HOTEL & RESORTS WORLDWIDE INC
filed 1998-05-28
CIK 48595, 316206

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              --------------------

                                  FORM 10-Q/A

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

                                                  STARWOOD HOTELS
STARWOOD HOTELS                                   & RESORTS
& RESORTS                                         WORLDWIDE, INC.
(EXACT NAME OF REGISTRANT                         (EXACT NAME OF REGISTRANT
AS SPECIFIED IN ITS CHARTER)                      AS SPECIFIED IN ITS CHARTER)

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

===============================================================================

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, each Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

                                           STARWOOD HOTELS
STARWOOD HOTELS & RESORTS                  & RESORTS WORLDWIDE, INC.

     /s/ Barry S. Sternlicht                   /s/ Ronald C. Brown
By: _________________________              By: _______________________
         Barry S. Sternlicht                       Ronald C. Brown
         Chairman and                              Executive Vice President and
         Chief Executive Officer                   Chief Financial Officer


Date: May 28, 1998