Form 10-Q
period 1998-06-30
STARWOOD HOTELS & RESORTS; STARWOOD HOTEL & RESORTS WORLDWIDE INC
filed 1998-08-14
CIK 48595, 316206

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-Q

         [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

                                       OR

         [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

          FOR THE TRANSITION PERIOD FROM ____________ TO ____________

       COMMISSION FILE NUMBER: 1-6828                  COMMISSION FILE NUMBER: 1-7959
         STARWOOD HOTELS & RESORTS               STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
 (EXACT NAME OF REGISTRANT AS SPECIFIED IN       (EXACT NAME OF REGISTRANT AS SPECIFIED IN
                ITS CHARTER)                                    ITS CHARTER)
                  MARYLAND                                        MARYLAND
        (STATE OR OTHER JURISDICTION                    (STATE OR OTHER JURISDICTION
     OF INCORPORATION OR ORGANIZATION)               OF INCORPORATION OR ORGANIZATION)
                 52-0901263                                      52-1193298
    (I.R.S. EMPLOYER IDENTIFICATION NO.)            (I.R.S. EMPLOYER IDENTIFICATION NO.)
           777 WESTCHESTER AVENUE                          777 WESTCHESTER AVENUE
           WHITE PLAINS, NY 10604                          WHITE PLAINS, NY 10604
      (ADDRESS OF PRINCIPAL EXECUTIVE                 (ADDRESS OF PRINCIPAL EXECUTIVE
        OFFICES, INCLUDING ZIP CODE)                    OFFICES, INCLUDING ZIP CODE)
               (914) 640-8100                                  (914) 640-8100
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

     188,569,988 common shares of beneficial interest, par value $0.01 per share, of Starwood Hotels & Resorts paired with 188,569,988 shares of common stock, par value $0.01 per share, of Starwood Hotels & Resorts Worldwide, Inc., outstanding as of August 13, 1998.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         STARWOOD HOTELS & RESORTS AND
                   STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

                               TABLE OF CONTENTS

                                                                PAGE
                                                                ----
ITEM
PART I.  FINANCIAL INFORMATION
1.  Financial Statements
    Starwood Hotels & Resorts and Starwood Hotels & Resorts
     Worldwide, Inc.:
      Combined Consolidated Balance Sheets as of June 30,
       1998 and December 31, 1997...........................      3
      Combined Consolidated Statements of Income for the
       Three and Six Months Ended June 30, 1998 and 1997....      4
      Combined Consolidated Statements of Comprehensive
       Income for the Three and Six Months Ended June 30,
       1998 and 1997........................................      5
      Combined Consolidated Statements of Cash Flows for the
       Six Months Ended June 30, 1998 and 1997..............      6
    Starwood Hotels & Resorts:
      Consolidated Balance Sheet as of June 30, 1998........      7
      Consolidated Statements of Income for the Three Months
       Ended June 30, 1998 and for the Period from February
       23, 1998 to June 30, 1998............................      8
      Consolidated Statement of Cash Flows for the Period
       from February 23, 1998 to June 30, 1998..............      9
    Starwood Hotels & Resorts Worldwide, Inc.:
      Consolidated Balance Sheet as of June 30, 1998........     10
      Consolidated Statements of Income for the Three and
       Six Months Ended June 30, 1998.......................     11
      Consolidated Statements of Comprehensive Income for
       the Three and Six Months Ended June 30, 1998.........     12
      Consolidated Statement of Cash Flows for the Six
       Months Ended June 30, 1998...........................     13
    Notes to Financial Statements...........................     14
    Unaudited Condensed Combined Consolidated Pro Forma
     Statements of Income for the Three and Six Months Ended
     June 30, 1998..........................................     27
    Notes to Unaudited Condensed Combined Consolidated Pro
     Forma Statements of Income.............................     29
2.  Management's Discussion and Analysis of Financial
  Condition and Results of Operations.......................     30

PART II.  OTHER INFORMATION
1.  Legal Proceedings.......................................     44
6.  Exhibits and Reports on Form 8-K........................     44

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

                         STARWOOD HOTELS & RESORTS AND
                   STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

                      COMBINED CONSOLIDATED BALANCE SHEETS
                        (IN MILLIONS, EXCEPT SHARE DATA)

                                                              JUNE 30,    DECEMBER 31,
                                                                1998          1997
                                                              --------    ------------
                                                                           (AUDITED)
                                        ASSETS
Current assets:
  Cash and cash equivalents.................................  $   487        $  201
  Accounts receivable, net..................................      593           424
  Inventories...............................................       69            63
  Prepaid expenses and other................................      140           105
                                                              -------        ------
     Total current assets...................................    1,289           793
Plant, property and equipment, net..........................    9,714         4,832
Investment in Madison Square Garden.........................       43            85
Other investments...........................................      320           368
Long-term receivables, net..................................      371           281
Other assets................................................      513           450
Goodwill, net...............................................    3,554         1,257
Net assets held for sale....................................      416           386
Net assets of discontinued operations.......................       33            73
                                                              -------        ------
                                                              $16,253        $8,525
                                                              =======        ======
                         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................  $   237        $  273
  Accrued expenses..........................................      977         1,078
  Notes payable and current maturities of long-term debt....      988           898
  Other current liabilities.................................      217           161
                                                              -------        ------
     Total current liabilities..............................    2,419         2,410
Long-term debt..............................................    7,085         1,070
Deferred income taxes.......................................      703            97
Other liabilities...........................................      407           423
Net liabilities of discontinued operations..................       --         1,600
Minority interest...........................................      511           181
                                                              -------        ------
                                                               11,125         5,781
                                                              -------        ------
Class B exchangeable preferred shares, at redemption
  value.....................................................      170            --
                                                              -------        ------
Commitments and contingencies
Stockholders' equity:
  Class A exchangeable preferred shares.....................        5            --
  Corporation common stock at June 30, 1998 and December 31,
     1997; $0.01 par value; authorized 1,050,000,000 and
     308,600,000 shares; outstanding 188,856,037 and
     126,653,880 at June 30, 1998 and December 31, 1997,
     respectively...........................................        2             1
  Trust common shares of beneficial interest at June 30,
     1998 and December 31, 1997; $0.01 par value; authorized
     1,200,000,000 and 308,600,000 shares; outstanding
     188,856,037 and 126,653,880 at June 30, 1998 and
     December 31, 1997, respectively........................        2             1
  Additional paid-in capital................................    5,066         2,934
  Cumulative translation adjustment.........................     (148)         (135)
  Retained earnings (accumulated deficit)...................       31           (57)
                                                              -------        ------
     Total stockholders' equity.............................    4,958         2,744
                                                              -------        ------
                                                              $16,253        $8,525
                                                              =======        ======

The accompanying notes to financial statements are an integral part of the above statements.

                         STARWOOD HOTELS & RESORTS AND
                   STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

                   COMBINED CONSOLIDATED STATEMENTS OF INCOME
                      (IN MILLIONS, EXCEPT PER SHARE DATA)

                                                              THREE MONTHS ENDED     SIX MONTHS ENDED
                                                                   JUNE 30,              JUNE 30,
                                                              ------------------     -----------------
                                                               1998        1997       1998       1997
                                                              ------      ------     ------     ------
Revenues....................................................  $2,307      $1,482     $4,010     $2,815
Costs and expenses:
  Salaries, benefits and other operating....................   1,673       1,106      2,957      2,132
  Selling, general and administrative.......................     247         170        445        334
  Restructuring and other special charges...................      --          --         --         58
  Depreciation and amortization.............................     172          66        278        134
                                                              ------      ------     ------     ------
                                                               2,092       1,342      3,680      2,658
                                                              ------      ------     ------     ------
                                                                 215         140        330        157
Interest expense, net of interest income of $9 and $3 for
  the three months ended June 30, 1998 and 1997,
  respectively, and $17 and $9 for the six months ended June
  30, 1998 and 1997, respectively...........................    (146)        (20)      (236)       (43)
Gain on sale of Alcatel Alsthom shares......................      --          --         --        183
Gain on investment in Madison Square Garden.................      31         200         31        200
Miscellaneous income (expense), net.........................       3           1          9        (19)
                                                              ------      ------     ------     ------
                                                                 103         321        134        478
Income tax expense..........................................     (24)       (136)       (30)      (200)
Minority equity.............................................      (9)         (2)        (6)        --
                                                              ------      ------     ------     ------
Income from continuing operations...........................      70         183         98        278
Discontinued operations:
  Net income (loss) from operations, net of taxes and
    minority interest of $2 and $19 for the three months
    ended June 30, 1998 and 1997, respectively, and $4 and
    $12 for the six months ended June 30, 1998 and 1997,
    respectively............................................      (1)         14         (9)        (1)
  Gain on sale of Educational Services, Inc. shares, net of
    taxes and minority interest of $100.....................     153          --        153         --
  Gain on disposition of World Directories, net of taxes and minority interest of $543 for the six months ended June
    30, 1998................................................      --          --        948         --
  Cumulative effect of accounting change, net of tax benefit
    of $6...................................................      --          --         --        (11)
                                                              ------      ------     ------     ------
Net income..................................................  $  222      $  197     $1,190     $  266
                                                              ======      ======     ======     ======
Basic earnings per Paired Share:
  Income from continuing operations.........................  $ 0.35      $ 1.46     $ 0.47     $ 2.22
  Income (loss) from discontinued operations................    0.80        0.11       5.86      (0.01)
  Cumulative effect of accounting change....................      --          --         --      (0.09)
                                                              ------      ------     ------     ------
Net income..................................................  $ 1.15      $ 1.57     $ 6.33     $ 2.12
                                                              ======      ======     ======     ======
Diluted earnings per Paired Share:
  Income from continuing operations.........................  $ 0.35      $ 1.44     $ 0.46     $ 2.19
  Income (loss) from discontinued operations................    0.75        0.11       5.76      (0.01)
  Cumulative effect of accounting change....................      --          --         --      (0.09)
                                                              ------      ------     ------     ------
Net income..................................................  $ 1.10      $ 1.55     $ 6.22     $ 2.09
                                                              ======      ======     ======     ======
Weighted average number of Paired Shares....................     189         125        186        125
                                                              ======      ======     ======     ======
Weighted average number of equivalent Paired Shares.........     202         127        190        127
                                                              ======      ======     ======     ======

The accompanying notes to financial statements are an integral part of the above statements.

                         STARWOOD HOTELS & RESORTS AND
                   STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

            COMBINED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (IN MILLIONS)

                                                       THREE MONTHS ENDED      SIX MONTHS ENDED
                                                            JUNE 30,               JUNE 30,
                                                       -------------------     -----------------
                                                        1998         1997       1998        1997
                                                       ------       ------     ------       ----
Net income...........................................   $222         $197      $1,190       $266
Other comprehensive income:
  Foreign currency translation adjustments...........    (14)           2         (13)       (75)
  Unrealized holding gains (losses) arising during
     period..........................................     (1)          --          (1)       176
  Less: reclassification adjustment for gains
     included in net income..........................     --           --          --       (114)
                                                        ----         ----      ------       ----
                                                         (15)           2         (14)       (13)
                                                        ----         ----      ------       ----
Comprehensive income.................................   $207         $199      $1,176       $253
                                                        ====         ====      ======       ====

The accompanying notes to financial statements are an integral part of the above statements.

                         STARWOOD HOTELS & RESORTS AND
                   STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

                 COMBINED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN MILLIONS)

                                                               SIX MONTHS ENDED
                                                                   JUNE 30,
                                                              ------------------
                                                               1998       1997
                                                              -------    -------
OPERATING ACTIVITIES
Net income..................................................  $ 1,190    $   266
Exclude:
Discontinued operations --
  Net loss from operations..................................        9          1
  Gain on sale of World Directories and Educational
    Services, Inc...........................................   (1,101)        --
  Cumulative effect of accounting change....................       --         11
                                                              -------    -------
Income from continuing operations...........................       98        278
Adjustments to income from continuing operations:
  Depreciation and amortization.............................      278        134
  Provision for doubtful receivables........................       24         19
  Minority equity in net income.............................        6         --
  Equity income, net of dividends received..................      (13)        (3)
  Gain on sale of real estate and investments -- pretax.....      (57)      (411)
Changes in working capital:
  Accounts receivable.......................................      (17)       (17)
  Inventories...............................................       (1)        (2)
  Accounts payable..........................................      (68)       (22)
  Accrued expenses..........................................     (402)        41
Accrued and deferred income taxes...........................       46         24
Other, net..................................................      (67)       (19)
                                                              -------    -------
  Cash from (used for) continuing operations................     (173)        22
                                                              -------    -------
  Cash used for discontinued operations.....................       --        (44)
                                                              -------    -------
  Cash used for operating activities........................     (173)       (22)
                                                              -------    -------
INVESTING ACTIVITIES
Additions to plant, property and equipment..................     (419)      (470)
Proceeds from sale of real estate and investments...........    2,772      1,597
Collection of Cablevision note receivable...................       --        169
Acquisitions, net of acquired cash..........................      (51)       (29)
Employee benefit trust......................................       90        (71)
Other, net..................................................      (95)        37
                                                              -------    -------
  Cash from investing activities............................    2,297      1,233
                                                              -------    -------
FINANCING ACTIVITIES
Short-term debt, net........................................      518         (8)
Long-term debt issued, net..................................    2,016         98
Long-term debt repaid.......................................   (1,388)    (1,197)
Proceeds from equity offering...............................      245         --
Dividends paid..............................................   (3,145)        --
Stock repurchases...........................................      (97)        --
Other, net..................................................       13          5
                                                              -------    -------
  Cash used for financing activities........................   (1,838)    (1,102)
                                                              -------    -------
Exchange rate effect on cash and cash equivalents...........       --         (2)
                                                              -------    -------
Increase in cash and cash equivalents.......................      286        107
Cash and cash equivalents -- beginning of period............      201        205
                                                              -------    -------
Cash and cash equivalents -- end of period..................  $   487    $   312
                                                              =======    =======
Supplemental disclosures of cash flow information:
Cash paid during the period for --
  Interest..................................................  $   227    $    43
                                                              =======    =======
  Income taxes, net of refunds..............................  $    46    $   162
                                                              =======    =======

The accompanying notes to financial statements are an integral part of the above statements.

                           STARWOOD HOTELS & RESORTS

                           CONSOLIDATED BALANCE SHEET
                                 JUNE 30, 1998
                        (IN MILLIONS, EXCEPT SHARE DATA)

                                ASSETS
Current assets:
  Cash and cash equivalents.................................    $  219
  Accounts receivable, net..................................         6
  Accounts receivable, Corporation..........................       257
  Prepaid expenses and other................................         3
                                                                ------
     Total current assets...................................       485
Plant, property and equipment, net..........................     4,247
Other investments, Corporation..............................       848
Long-term receivables, net..................................        55
Long-term receivables, Corporation..........................     2,623
Other assets................................................        63
Goodwill, net...............................................       145
Net assets held for sale....................................        29
                                                                ------
                                                                $8,495
                                                                ======

                 LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................    $    1
  Accrued expenses..........................................       129
  Notes payable and current maturities of long-term debt....       288
                                                                ------
     Total current liabilities..............................       418
Long-term debt..............................................       303
Minority interest...........................................       399
                                                                ------
                                                                 1,120
                                                                ------
Class B exchangeable preferred shares, at redemption
  value.....................................................       170
                                                                ------
Commitments and contingencies
Stockholders' equity:
  Class A exchangeable preferred shares.....................         5
  Trust common shares of beneficial interest at June 30,
     1998; $0.01 par value; authorized 1,200,000,000 shares;
     outstanding 188,856,037 at June 30, 1998...............         2
  Additional paid-in capital................................     7,260
  Accumulated deficit.......................................       (62)
                                                                ------
     Total stockholders' equity.............................     7,205
                                                                ------
                                                                $8,495
                                                                ======

The accompanying notes to financial statements are an integral part of the above statement.

                           STARWOOD HOTELS & RESORTS

                       CONSOLIDATED STATEMENTS OF INCOME
                      (IN MILLIONS, EXCEPT PER SHARE DATA)

                                                                                      PERIOD FROM
                                                             THREE MONTHS ENDED    FEBRUARY 23, 1998
                                                               JUNE 30, 1998       TO JUNE 30, 1998
                                                             ------------------    -----------------
Revenues...................................................        $  --                 $   1
Rent and interest, Corporation.............................          174                   255
Costs and expenses:
  Selling, general and administrative......................            5                     6
  Depreciation and amortization............................           58                    75
                                                                   -----                 -----
                                                                      63                    81
                                                                   -----                 -----
                                                                     111                   175
Interest expense, net of interest income of $0 and $3,
  respectively.............................................           (5)                   (8)
                                                                   -----                 -----
                                                                     106                   167
Income tax expense.........................................           (1)                   (1)
Minority equity............................................           (9)                   (9)
                                                                   -----                 -----
Net income.................................................        $  96                 $ 157
                                                                   =====                 =====
Basic net income per share.................................        $0.48                 $0.79
                                                                   =====                 =====
Diluted net income per share...............................        $0.48                 $0.79
                                                                   =====                 =====
Weighted average number of shares..........................          189                   186
                                                                   =====                 =====
Weighted average number of equivalent shares...............          202                   200
                                                                   =====                 =====

The accompanying notes to financial statements are an integral part of the above statements.

                           STARWOOD HOTELS & RESORTS

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN MILLIONS)

                                                                   PERIOD FROM
                                                                FEBRUARY 23, 1998
                                                                TO JUNE 30, 1998
                                                                -----------------
OPERATING ACTIVITIES
Net income..................................................          $157
Adjustments to net income:
  Depreciation and amortization.............................            75
  Minority equity in net income.............................             9
Changes in working capital:
  Accounts Receivable.......................................            (1)
  Accounts payable..........................................            (4)
  Accrued expenses..........................................           (13)
Other, net..................................................             3
                                                                      ----
  Cash from operating activities............................           226
                                                                      ----
INVESTING ACTIVITIES
Additions to plant, property and equipment..................           (92)
Proceeds from divestments...................................           250
Acquisitions, net of acquired cash..........................           (13)
Notes receivable, Corporation...............................          (110)
Other, net..................................................           (45)
                                                                      ----
  Cash used for investing activities........................           (10)
                                                                      ----
FINANCING ACTIVITIES
Long-term debt issued, net..................................            (1)
Proceeds from equity offering...............................           171
Dividends paid..............................................          (109)
Stock repurchases...........................................           (68)
Other, net..................................................            10
                                                                      ----
  Cash from financing activities............................             3
                                                                      ----
Increase in cash and cash equivalents.......................           219
Cash and cash equivalents -- beginning of period............            --
                                                                      ----
Cash and cash equivalents -- end of period..................          $219
                                                                      ====
Supplemental disclosures of cash flow information:
Cash paid during the period for --
  Interest..................................................          $ 10
                                                                      ====
  Income taxes..............................................          $  1
                                                                      ====

The accompanying notes to financial statements are an integral part of the above statements.

                   STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

                           CONSOLIDATED BALANCE SHEET
                                 JUNE 30, 1998
                        (IN MILLIONS, EXCEPT SHARE DATA)

                                ASSETS
Current assets:
  Cash and cash equivalents.................................    $   268
  Accounts receivable, net..................................        587
  Inventories...............................................         69
  Prepaid expenses and other................................        137
                                                                -------
     Total current assets...................................      1,061
Plant, property and equipment, net..........................      5,467
Investment in Madison Square Garden.........................         43
Other investments...........................................        320
Long-term receivables, net..................................        316
Other assets................................................        450
Goodwill, net...............................................      3,409
Net assets held for sale....................................        387
Net assets of discontinued operations.......................         33
                                                                -------
                                                                $11,486
                                                                =======

                 LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
  Accounts payable..........................................    $   236
  Accrued expenses..........................................        848
  Notes payable and current maturities of long-term debt....        700
  Notes payable and current maturities of long-term debt,
     Trust..................................................        257
  Other current liabilities.................................        217
                                                                -------
     Total current liabilities..............................      2,258
Long-term debt..............................................      6,782
Long-term debt, Trust.......................................      2,623
Deferred income taxes.......................................        703
Other liabilities...........................................        407
Minority interest...........................................        960
                                                                -------
                                                                 13,733
                                                                -------
Commitments and contingencies
Stockholders' deficit:
  Corporation common stock at June 30, 1998; $0.01 par
     value; authorized 1,050,000,000 shares; outstanding
     188,856,037 at June 30, 1998...........................          2
  Additional paid-in capital................................     (2,194)
  Cumulative translation adjustment.........................       (148)
  Retained earnings.........................................         93
                                                                -------
     Total stockholders' deficit............................     (2,247)
                                                                -------
                                                                $11,486
                                                                =======

The accompanying notes to financial statements are an integral part of the above statement.

                   STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

                       CONSOLIDATED STATEMENTS OF INCOME
                      (IN MILLIONS, EXCEPT PER SHARE DATA)

                                                             THREE MONTHS ENDED   SIX MONTHS ENDED
                                                               JUNE 30, 1998        JUNE 30, 1998
                                                             ------------------   -----------------
Revenues...................................................        $2,307              $4,009
Costs and expenses:
  Salaries, benefits and other operating...................         1,673               2,957
  Selling, general and administrative......................           242                 439
  Rent and interest, Trust.................................           174                 255
  Depreciation and amortization............................           114                 203
                                                                   ------              ------
                                                                    2,203               3,854
                                                                   ------              ------
                                                                      104                 155
Interest expense, net of interest income of $6 and $14,
  respectively.............................................          (141)               (228)
Gain on sale of Madison Square Garden......................            31                  31
Miscellaneous income, net..................................             3                   9
                                                                   ------              ------
                                                                       (3)                (33)
Income tax expense.........................................           (23)                (29)
Minority equity............................................            --                   3
                                                                   ------              ------
Loss from continuing operations............................           (26)                (59)
Discontinued operations:
  Net loss from operations, net of taxes and minority
     interest of $2 and $4 for the three and six months
     ended June 30, 1998, respectively.....................            (1)                 (9)
  Gain on sale of Educational Services, Inc. shares, net of
     taxes and minority interest of $100...................           153                 153
  Gain on disposition of World Directories, net of taxes
     and minority interest of $543.........................            --                 948
                                                                   ------              ------
Net income.................................................        $  126              $1,033
                                                                   ======              ======
Basic earnings per share:
  Loss from continuing operations..........................        $(0.14)             $(0.32)
  Income from discontinued operations......................          0.80                5.86
                                                                   ------              ------
Net income.................................................        $ 0.66              $ 5.54
                                                                   ======              ======
Diluted earnings per share:
  Loss from continuing operations..........................        $(0.14)             $(0.32)
  Income from discontinued operations......................          0.80                5.86
                                                                   ------              ------
Net income.................................................        $ 0.66              $ 5.54
                                                                   ======              ======
Weighted average number of shares..........................           189                 186
                                                                   ======              ======
Weighted average number of equivalent shares...............           189                 186
                                                                   ======              ======

     The accompanying notes to financial statements are an integral part of the above statements.

                   STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (IN MILLIONS)

                                                            THREE MONTHS ENDED    SIX MONTHS ENDED
                                                              JUNE 30, 1998         JUNE 30, 1998
                                                            ------------------    -----------------
Net income................................................         $126                $1,033
Other comprehensive income:
  Foreign currency translation adjustments................          (14)                  (13)
  Unrealized holding losses arising during the period.....           (1)                   (1)
                                                                   ----                ------
                                                                    (15)                  (14)
                                                                   ----                ------
Comprehensive income......................................         $111                $1,019
                                                                   ====                ======

     The accompanying notes to financial statements are an integral part of the above statements.

                   STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN MILLIONS)

                                                                SIX MONTHS ENDED
                                                                 JUNE 30, 1998
                                                                ----------------
OPERATING ACTIVITIES
Net income..................................................        $ 1,033
Exclude:
Discontinued operations --
  Net loss from operations..................................              9
  Gain on sale of World Directories and Educational
     Services, Inc..........................................         (1,101)
  Cumulative effect of accounting change....................             --
                                                                    -------
Income from continuing operations...........................            (59)
Adjustments to income from continuing operations:
  Depreciation and amortization.............................            203
  Provision for doubtful receivables........................             24
  Minority equity in net income.............................             (3)
  Equity income, net of dividends received..................            (13)
  Gain on sale of real estate and investments -- pretax.....            (57)
Changes in working capital:
  Accounts receivables......................................            (16)
  Inventories...............................................             (1)
  Accounts payable..........................................            (64)
  Accrued expenses..........................................           (389)
Accrued and deferred income taxes...........................             46
Other, net..................................................            (70)
                                                                    -------
  Cash used for operating activities........................           (399)
                                                                    -------
INVESTING ACTIVITIES
Additions to plant, property and equipment..................           (327)
Proceeds from sale of real estate and investments...........          2,522
Acquisitions, net of acquired cash..........................            (38)
Employee benefit trust......................................             90
Other, net..................................................            (50)
                                                                    -------
  Cash from investing activities............................          2,197
                                                                    -------
FINANCING ACTIVITIES
Short-term debt, net........................................            518
Long-term debt issued, net..................................          2,017
Long-term debt repaid by discontinued operations............         (1,388)
Notes payable, Trust........................................            110
Proceeds from equity offering...............................             74
Dividends paid..............................................         (3,036)
Stock repurchases...........................................            (29)
Other, net..................................................              3
                                                                    -------
  Cash used for financing activities........................         (1,731)
                                                                    -------
Exchange rate effect on cash and cash equivalents...........             --
                                                                    -------
Increase in cash and cash equivalents.......................             67
Cash and cash equivalents -- beginning of period............            201
                                                                    -------
Cash and cash equivalents -- end of period..................        $   268
                                                                    =======
Supplemental disclosures of cash flow information:
Cash paid during the period for --
  Interest..................................................        $   217
                                                                    =======
  Income taxes, net of refunds..............................        $    45
                                                                    =======

The accompanying notes to financial statements are an integral part of the above statement.

                         STARWOOD HOTELS & RESORTS AND
                   STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

                         NOTES TO FINANCIAL STATEMENTS

NOTE 1.  BASIS OF PRESENTATION

     The accompanying balance sheets as of June 30, 1998 and statements of income, comprehensive income and cash flows for the three months ended June 30, 1998 include the accounts of Starwood Hotels & Resorts and its subsidiaries (the "Trust") and Starwood Hotels & Resorts Worldwide, Inc. and its subsidiaries (the "Corporation" and, together with the Trust, "Starwood Hotels" or the "Company"), inclusive of ITT Corporation and its subsidiaries ("ITT") (see Note 3). Because the acquisition of ITT (the "ITT Merger") is treated as a reverse purchase for financial accounting purposes, the statements of income, comprehensive income and cash flows for the six months ended June 30, 1998 include the accounts of the Trust and the Corporation for the period from the closing of the ITT Merger on February 23, 1998 through June 30, 1998 and the accounts of ITT for the six months ending June 30, 1998.

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

     The Company is one of the largest hotel and gaming companies in the world and the Trust is one of the largest REITs in the United States. The Company's principal lines of business are hotels and gaming. The hotels segment is comprised of a worldwide hospitality network of 650 full-service hotels primarily serving three markets: luxury, upscale and mid-price. The Company's hotel operations are represented on every continent and in nearly every major world market. The Company's gaming operations are located in several key domestic jurisdictions. The Company also operates various hotel/casino ventures outside the United States.

NOTE 2.  SIGNIFICANT ACCOUNTING POLICIES

  Comprehensive Income

     On January 1, 1998, the Company adopted the Financial Accounting Standards Board ("FASB")-issued Statement of Financial Accounting Standards ("SFAS") No. 130, Reporting Comprehensive Income, which establishes standards for the reporting and display of comprehensive income and its components. SFAS No. 130 requires a separate statement to report the components of comprehensive income for each period reported. As a result of the adoption of SFAS No. 130, the required statement of comprehensive income and the expanded disclosure are included in the accompanying financial statements for the Company and the Corporation. During the six months ended June 30, 1998 and 1997, the Company engaged in numerous transactions involving foreign currency resulting in translation adjustments of approximately $13 million and $75 million, respectively. In addition, during the six months ended June 30, 1997, ITT held securities classified as available-for-sale which had unrealized gains during the period of approximately $176 million. ITT sold these securities during the six months ended June 30, 1997 recognizing a gain of $114 million.

  Earnings Per Share

     Earnings per share for the three and six months ended June 30, 1997, as previously reported by ITT, has been restated to give effect to the reverse purchase accounting for the ITT Merger and to conform to the presentation as required by SFAS No. 128, Earnings Per Share. The following is a reconciliation of basic

                         STARWOOD HOTELS & RESORTS AND
                   STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

earnings per Paired Share to diluted earnings per Paired Share for income from continuing operations (in millions, except per share data):

                                                        THREE MONTHS ENDED JUNE 30,
                                     ------------------------------------------------------------------
                                                  1998                               1997
                                     -------------------------------    -------------------------------
                                     EARNINGS    SHARES    PER SHARE    EARNINGS    SHARES    PER SHARE
                                     --------    ------    ---------    --------    ------    ---------
Income from continuing
  operations.......................    $70                                $183
Dividends on Class A and B EPS.....     (5)                                 --
                                       ---                                ----
Basic earnings per Paired Share....     65        189        $0.35         183       125        $1.46
Effect of dilutive securities:
  Impact of assumed conversions of
     Class A and B EPS.............      5          9                       --        --
  UBS settlement security (Note
     9)............................     --          1                       --        --
  Paired Share options.............     --          3                       --         2
                                       ---        ---                     ----       ---
Diluted earnings per Paired
  Share............................    $70        202        $0.35        $183       127        $1.44
                                       ===        ===        =====        ====       ===        =====

                                                         SIX MONTHS ENDED JUNE 30,
                                     ------------------------------------------------------------------
                                                  1998                               1997
                                     -------------------------------    -------------------------------
                                     EARNINGS    SHARES    PER SHARE    EARNINGS    SHARES    PER SHARE
                                     --------    ------    ---------    --------    ------    ---------
Income from continuing
  operations.......................    $98                                $278
Dividends on Class A and B EPS.....    (11)                                 --
                                       ---                                ----
Basic earnings per Paired Share....     87        186        $0.47         278       125        $2.22
Effect of dilutive securities:
  UBS settlement security (Note
     9)............................     --          1                       --        --
  Paired Share options.............     --          3                       --         2
                                       ---        ---                     ----       ---
Diluted earnings per Paired
  Share............................    $87        190        $0.46        $278       127        $2.19
                                       ===        ===        =====        ====       ===        =====

     Class A and B exchangeable preferred shares were outstanding as of June 30, 1998, but were not included in the computation of diluted earnings per Paired Share for the six months ended June 30, 1998 as the effects were anti-dilutive.

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

NOTE 3.  ACQUISITIONS

  Hotel Acquisitions

     In May 1998, the Company acquired the 242-room Danbury Hilton Hotel in Danbury, Connecticut for approximately $20 million in cash.

     In January 1998, the Company completed the acquisition of four full-service, luxury properties located in Aspen, Colorado; New York City, New York; Washington, D.C.; and Houston, Texas for a total consideration of approximately $334 million, consisting of $150 million in cash and 3.7 million Paired Shares valued for purposes of this transaction at approximately $184 million. The acquisition agreements required the Company to pay the sellers an additional purchase price in cash representing the difference between Starwood Hotels' stock price at the date of the acquisition agreements and a 10-day period average closing price ending on April 25, 1998 of Starwood Hotels' stock ($50.087). In May 1998, this requirement was fulfilled with a cash payment of approximately $14 million to the sellers.

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

     The $3.1 Billion Facility has three tranches: a $1.0 billion, one-year term loan; a $1.0 billion, five-year term loan; and a $1.1 billion, five-year revolving credit facility. The Corporation, the Trust and certain of their respective direct and indirect subsidiaries may be designated as borrowers or co-borrowers under all or a portion of the $3.1 Billion Facility. The interest rate for the $3.1 Billion Facility is one-, two- or three-month LIBOR, at the Company's option, plus 187.5 basis points for the six months ending August 24, 1998, and thereafter is determined pursuant to a pricing "grid" with rates based on the Company's leverage and/or senior unsecured debt rating. Quarterly amortization of the five-year term loan begins in the third year, with total amortization of 10%, 20% and 70% of the principal amount over the third, fourth and fifth year, respectively. Repayment of amounts borrowed under the $3.1 Billion Facility is guaranteed by the Trust and the Corporation and substantially all of their respective significant subsidiaries (including the Partnerships, as defined below) other than gaming subsidiaries, and is secured by a pledge of all the capital stock, partnership interests and other equity interests of the guarantor subsidiaries.

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

     The Company accounted for the ITT Merger as a reverse purchase in accordance with Accounting Principles Board Opinion No. 16. Purchase accounting for a combination is similar to the accounting treatment used in the acquisition of any asset group. Although the Trust and the Corporation issued Paired Shares to ITT stockholders and survived the ITT Merger, the Trust and the Corporation are considered the acquired companies for accounting purposes since the prior ITT stockholders held a majority of the outstanding Paired Shares after the ITT Merger was consummated. The fair market value of the Paired Shares outstanding and available upon conversion of the Partnership units held by the Starwood Hotels' stockholders prior to the ITT Merger and the Partnerships' unit holders, respectively (using the stock price of $54.31 per Paired Share, based on the average of the high and low prices per Paired Share of Starwood Hotels as reported on the New York Stock Exchange (the "NYSE") on November 12, 1997), is used as the valuation basis for the combination. The fair market value of the Paired Shares outstanding of the Company at February 23, 1998 (ITT Merger closing date) in excess of the net book value of the assets and liabilities of Starwood Hotels is allocated to plant, property and equipment and goodwill on a preliminary basis. The goodwill is being amortized over a 40-year period. The allocation of the excess of fair market value of the assets and liabilities will be finalized when the Company completes its evaluation of the assets acquired and

                         STARWOOD HOTELS & RESORTS AND
                   STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

liabilities assumed. The calculation of the excess of the fair market value of the Paired Shares over the book value of the Company's assets and liabilities at February 23, 1998 is as follows (in millions):


Total Paired Shares and Partnership units outstanding prior
  to the ITT Merger.........................................      80
Fair market value of the Company's stock using the stock
  price of $54.31 (based on the average of the high and low
  prices per Paired Share of Starwood Hotels as reported on
  the NYSE on November 12, 1997)............................  $4,350
Book value of the Company's combined consolidated equity....  (1,775)
Transaction-related fees....................................      37
Minority interest related to the Partnerships...............    (152)
                                                              ------
Excess of fair market value of Paired Shares over the book
  value of net assets.......................................  $2,460
                                                              ======

     Because the acquisition of ITT is treated as a reverse purchase for financial accounting purposes, the statements of income, comprehensive income and cash flows for the six months ended June 30, 1998 include the accounts of the Trust and the Corporation for the period from the closing of the ITT Merger on February 23, 1998 through June 30, 1998 and the accounts of ITT for the six months ending June 30, 1998. The financial statements for the Company as of and for the three months ended June 30, 1998 include the accounts of the Trust, the Corporation and ITT. Historical stockholders' equity of the Company prior to the ITT Merger is retroactively restated for the equivalent number of shares received in the ITT Merger after giving effect to the difference in par value between Starwood Hotels' and ITT's stock. Unless otherwise indicated, all references herein to the number of Paired Shares and per share amounts have been restated to reflect the impact of the reverse acquisition at the conversion factor of 1.543. Certain reclassifications have been made to the Company's balance sheet in the current year to conform to the presentation of the ITT balance sheet as of December 31, 1997. See Note 12 and the Combined Consolidated Pro Forma Statements of Unaudited Income included therein for the pro forma information giving effect to the ITT Merger.

  Acquisition of Westin

     On January 2, 1998, pursuant to a Transaction Agreement dated as of September 8, 1997 (the "Westin Transaction Agreement"), among WHWE L.L.C. ("WHWE"), Woodstar Investor Partnership ("Woodstar"), Nomura Asset Capital Corporation ("Nomura"), Juergen Bartels (Mr. Bartels together with WHWE, Woodstar and Nomura, the "Members"), Westin Worldwide, W&S Lauderdale Corp. ("Lauderdale"), W&S Seattle Corp. ("Seattle"), Westin St. John Hotel Company, Inc. ("St. John"), W&S Denver Corp. ("Denver"), W&S Atlanta Corp. ("Atlanta" and, together with Westin Worldwide, Lauderdale, Seattle, St. John and Denver, "Westin"), W&S Hotel L.L.C. ("W&S LLC" and, together with Westin, the "Westin Companies" or "Westin"), the Trust, SLT Realty Limited Partnership (the "Realty Partnership"), the Corporation and SLC Operating Limited Partnership (the "Operating Partnership" and, together with the Realty Partnership, the "Partnerships"), Starwood Hotels acquired Westin.

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

NOTE 4.  DISPOSITIONS

     In June 1998, the Company sold the 151-room Bay Valley Hotel and Resort in Bay City, Michigan for approximately $5 million and its remaining interest in the King 8 Hotel and Casino in Las Vegas, Nevada for approximately $3 million.

     In June 1998, the Company sold 11.35 million shares of ITT Educational Services, Inc. ("Educational Services") in a public offering. Additionally, the underwriters' option to purchase an additional 1.7 million shares to cover over-allotments was exercised. Total proceeds from these sales were approximately $315 million. The Company continues to explore its options regarding the disposition of its remaining 35% ownership interest in Educational Services. The assets and liabilities of Educational Services are included in net assets of discontinued operations in the Company's financial statements.

     The Company disposed of the following eight properties in May 1998 for approximately $245 million in cash: the 229-room Embassy Suites Phoenix Airport in Phoenix, Arizona; the 224-room Tempe Embassy Suites in Tempe, Arizona; the 198-room Palm Desert Embassy Suites in Palm Desert, California; the 233-room Embassy Suites Hotel in Atlanta, Georgia; the 297-room St. Louis Embassy Suites in St. Louis, Missouri; the 308-room Doubletree Guest Suites in Dallas-Ft. Worth Airport, Texas; the 254-room Doubletree Guest Suites Cypress Creek in Ft. Lauderdale, Florida; and the 155-room Doubletree Guest

                         STARWOOD HOTELS & RESORTS AND
                   STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

Suites in Lexington, Kentucky. Proceeds from these dispositions were reinvested in a transaction that is intended to qualify as a tax-deferred exchange under
Section 1031 of the Internal Revenue Code.

     In May 1998, the Company sold a Gulfstream V corporate aircraft for approximately $39 million in cash.

     In March 1998, ITT and Dow Jones & Company, Inc. sold WBIS+, Channel 31 in New York City, to Paxson Communications Corporation ("Paxson") for a total cash purchase price of approximately $258 million, approximately $128 million of which represented ITT's interest.

     In February 1998, ITT disposed of World Directories ("WD"), the subsidiary through which ITT conducted its telephone directories publishing business, to VNU, a leading international publishing and information company based in The Netherlands, for gross consideration to ITT of $2.1 billion. Company interest expense and debt related to the disposition of WD is allocated to discontinued operations based upon the amount of debt repaid with the proceeds from these sales. The assets and liabilities of WD are included in net liabilities of discontinued operations in the Company's financial statements.

     In July 1997, ITT sold its 38.5% ownership interest in Madison Square Garden, L.P. ("MSG") to Cablevision Systems Corporation ("Cablevision") for approximately $500 million and a pretax gain of $200 million. ITT also had two "put" options to require Cablevision or MSG to purchase one-half of ITT's continuing 7.81% interest in MSG for $75 million. In addition, ITT agreed to contribute to MSG an ITT-owned aircraft which MSG had used for the New York Knickerbockers and the New York Rangers. In consideration of the aircraft contribution, Cablevision agreed to add an additional $19 million to the exercise price of each of ITT's "put" options. ITT exercised one "put" option in April 1998 and the remaining "put" option if exercised, should close on June 17, 1999.

     During February and March 1997, ITT sold its interest in the capital stock of Alcatel Alsthom. Total proceeds from these sales were approximately $830 million, resulting in an after-tax gain of $106 million ($183 million pretax). In April 1997, ITT received the remaining balance of $533 million from these sales.

NOTE 5.  CHANGES IN ACCOUNTING PRINCIPLES

     Effective January 1, 1997, ITT changed its method of accounting for start-up costs on major hospitality and gaming projects to expense these costs as incurred. Prior to 1997, ITT capitalized these costs and amortized them over a three-year period. This change was made to increase the focus on controlling costs associated with the start-up of new projects. The 1997 results were restated to record a pretax charge of $17 million ($11 million after taxes) as the cumulative effect of this accounting change.

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

NOTE 7.  NET ASSETS HELD FOR SALE

     At June 30, 1998, the Company's hotel portfolio included four properties held for sale: the 155-room Tyee Hotel in Olympia, Washington; the 195-room Gainesville Radisson in Gainesville, Florida; the 155-room Four Points Hotel in Wichita, Kansas; and the 220-room Sheraton Tara Hotel in South Portland, Maine. These properties were all included in net assets held for sale as of June 30, 1998.

                         STARWOOD HOTELS & RESORTS AND
                   STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

     In April 1997, ITT announced its intention to sell one of its gaming properties, the Desert Inn in Las Vegas, Nevada. For financial reporting purposes, the assets and liabilities attributable to this property have been included in net assets held for sale as of June 30, 1998.

NOTE 8.  STOCKHOLDERS' EQUITY

     On March 31, 1998, the Trust consented to the conversion of 1,097,585 shares of Class B EPS by a stockholder into an equal number of shares of Class A EPS, and the stockholder thereafter converted 2,400,000 shares of Class A EPS into an equal number of Paired Shares.

     During the six months ended June 30, 1998, the Company has repurchased in the open market approximately 2 million Paired Shares at an average purchase price of $48.78.

NOTE 9.  COMMITMENTS AND CONTINGENCIES

     Pursuant to a Purchase Agreement dated as of October 10, 1997, the Company sold to UBS Limited ("UBS Ltd.") 2,185,000 Paired Shares ("UBS Shares") at a cash price of $57.25 per share, and paid to Warburg Dillon Read LLC, an affiliate of UBS Ltd., a placement fee equal to 2.5% of the gross proceeds to the Company from such sale of shares. Concurrently therewith, the Company entered into a Forward Stock Contract dated October 13, 1997, with Union Bank of Switzerland, London Branch ("UBS/LB") (the "UBS Price Adjustment Agreement"). The UBS Price Adjustment Agreement provides for a settlement payment to be made, in the form of Paired Shares or cash, by the Company to UBS/LB, or by UBS/LB to the Company, based on the market price of the Paired Shares over a specified unwind period, as compared to a "Forward Price" (as defined, but essentially equal to $57.25 per Paired Share, plus an implicit interest factor less dividends declared on the UBS Shares, in each case during the term of the UBS Price Adjustment Agreement).

     The Company has the right at any time prior to October 10, 1998 to elect to deliver or receive Paired Shares in settlement of the UBS Price Adjustment Agreement. The Company has the further right, but not the obligation, to settle the Company's obligations under the contract by repurchasing for cash at the Forward Price a number of Paired Shares equal to the UBS Shares. The Company has the obligation to settle the UBS Price Adjustment Agreement on October 10, 1998 unless UBS/LB agrees to extend such agreement's term. UBS/LB has the right to cause an earlier settlement upon the occurrence of certain events of default or a substantial decline in the market price of the Paired Shares. The Company has the right under the UBS Price Adjustment Agreement to settle the Company's obligation (if any) by making a cash payment, but cannot compel UBS/LB to settle its obligation through the payment of cash to the Company. The effect of the UBS Price Adjustment Agreement will be to cause UBS Ltd. and UBS/LB to receive and retain an amount equal to the purchase price paid by UBS Ltd. for the Paired Shares plus a return on that purchase price equal to the three-month LIBOR for a specified period plus 150 basis points.

     In the event that at various quarterly dates during the term of the UBS Price Adjustment Agreement the Forward Price is higher than the then current market price of the Paired Shares, the Company is obligated to deliver additional Paired Shares (or at the Company's election, cash) to UBS/LB to be held as security for the Company's settlement obligation. As of June 30, 1998, the security for the Company's settlement obligation was $26 million which the Company had fully funded. Subsequent to June 30, 1998, the Company provided an additional $15 million to UBS/LB to meet the security requirement as of July 31, 1998. Any and all Paired Shares delivered as security will be issued and outstanding when delivered and will adjust the Forward Price in accordance with the formula contained in the UBS Price Adjustment Agreement.

     Upon final settlement of the UBS Price Adjustment Agreement, the Company is obligated to pay a placement fee to UBS/LB based on the amount of the net stock settlement, if any, as well as an unwind fee

                         STARWOOD HOTELS & RESORTS AND
                   STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

equal to one half of the settlement amount multiplied by an interest factor calculated for the actual term of the UBS Price Adjustment Agreement.

     On February 24, 1998, the Trust and the Corporation sold an aggregate of
4.6 million Paired Shares to Merrill Lynch International, NMS Services, Inc., Lehman Brothers Inc. and certain affiliates (collectively, the "February Purchasers" and together with UBS Ltd., the "Purchasers") for a cash purchase price per Paired Share of $52.798, which price reflected a 2% discount from the last reported sale price of the Paired Shares on the date of the purchase.

     Concurrently with these sales, the Trust and the Corporation entered into three separate agreements (the "February Price Adjustment Agreements" and together with the UBS Price Adjustment Agreement, the "Price Adjustment Agreements") with the February Purchasers and/or certain affiliates pursuant to which each of the February Purchasers or their respective affiliates will sell, as directed by the Trust and the Corporation and on or before February 24, 1999, in an underwritten fixed price offering or another method specified in the February Price Adjustment Agreements, a sufficient number of the purchased Paired Shares to achieve net sales proceeds equal to the aggregate market value of the Paired Shares purchased by such February Purchaser in February 1998, plus a forward accretion component, minus an adjustment for dividends paid on the purchased Paired Shares. In addition, each February Purchaser has the right to cause a sale of all or a portion of the purchased Paired Shares in the event the market prices of the Paired Shares decline below certain levels. The precise numbers of Paired Shares that will be required to be sold pursuant to the February Price Adjustment Agreements will depend primarily on the market prices of the Paired Shares at the time of settlement. If the number of Paired Shares so required to be sold is greater than the number of Paired Shares purchased by the February Purchasers as a result of a decrease in the market prices of the Paired Shares, the Trust and the Corporation are required to issue additional Paired Shares to the February Purchasers at a cash price of $0.01 per share. If the number of Paired Shares so required to be sold is less than the number of Paired Shares purchased by the February Purchasers on February 24, 1998 as a result of an increase in the market prices of the Paired Shares, the February Purchasers will deliver to the Trust and the Corporation specified numbers of Paired Shares. The effect of the February Price Adjustment Agreements will be to cause the February Purchasers to receive and retain an amount equal to the purchase price paid by the February Purchasers for the Paired Shares plus an annual rate of return on that purchase price equal to the three-month LIBOR for a specified period plus 1.75%, subject to adjustment under certain circumstances.

     In the event that the cash purchase price of the aggregate Paired Shares purchased by the February Purchasers less $5 million is in excess of the aggregate closing price of those Paired Shares on certain dates during the term of the February Price Adjustment Agreements, the Company is obligated to deliver additional Paired Shares to the February Purchasers as security for the Company's settlement obligations. As of June 30, 1998, the Company had delivered 503,441 Paired Shares in accordance with this security requirement. Any and all Paired Shares delivered as security will be issued and outstanding when delivered.

     The Trust and the Corporation are required to cause to be registered under the Securities Act of 1933, as amended (the "Securities Act"), for sale to the public of all of the Paired Shares originally sold to the Purchasers and the additional Paired Shares, if any, issued under the Price Adjustment Agreements. The Trust and the Corporation have filed with the Securities and Exchange Commission registration statements for such resales.

NOTE 10.  GAMING OPERATIONS

     Casino revenues represent the net win from gaming wins and losses. Revenues exclude the retail value of rooms, food, beverage, entertainment and other promotional allowances provided on a complimentary basis to customers. The estimated retail value of such promotional allowances was $47 million and $36 million for the three months ended June 30, 1998 and 1997, respectively, and $96 million and $75 million for the six months

                         STARWOOD HOTELS & RESORTS AND
                   STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

ended June 30, 1998 and 1997, respectively. The estimated cost of such promotional allowances was $38 million and $29 million for the three months ended June 30, 1998 and 1997, respectively, and $67 million and $59 million for the six months ended June 30, 1998 and 1997, respectively, and has been included in costs and expenses.

     Revenues and costs and expenses of the Gaming operations, excluding the King 8 Hotel & Casino which was leased by the Company and sold in June 1998, are comprised of the following (in millions):

                                                         THREE MONTHS ENDED JUNE 30,
                                                 -------------------------------------------
                                                         1998                   1997
                                                 --------------------   --------------------
                                                            COSTS AND              COSTS AND
                                                 REVENUES   EXPENSES    REVENUES   EXPENSES
                                                 --------   ---------   --------   ---------
Gaming.........................................    $238       $135        $242       $144
Rooms..........................................      32         11          17          6
Food and beverage..............................      29         26          18         17
Other operations...............................      31         17          26         14
Selling, general and administrative............      --         51          --         41
Preopening costs...............................      --         16          --          3
Depreciation and amortization..................      --         34          --         20
Provision for doubtful accounts................      --         11          --          4
                                                   ----       ----        ----       ----
  Total........................................    $330       $301        $303       $249
                                                   ====       ====        ====       ====

                                                          SIX MONTHS ENDED JUNE 30,
                                                 -------------------------------------------
                                                         1998                   1997
                                                 --------------------   --------------------
                                                            COSTS AND              COSTS AND
                                                 REVENUES   EXPENSES    REVENUES   EXPENSES
                                                 --------   ---------   --------   ---------
Gaming.........................................    $468       $278        $473       $296
Rooms..........................................      62         21          33         12
Food and beverage..............................      57         50          36         34
Other operations...............................      61         31          53         28
Selling, general and administrative............      --        105          --         91
Preopening costs...............................      --         26          --          3
Depreciation and amortization..................      --         67          --         41
Provision for doubtful accounts................      --         21          --         14
                                                   ----       ----        ----       ----
  Total........................................    $648       $599        $595       $519
                                                   ====       ====        ====       ====

NOTE 11.  IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

  SFAS No. 133

     In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. The statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement requires that changes in the fair value of the derivative be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows the gains and losses on a derivative to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting.

                         STARWOOD HOTELS & RESORTS AND
                   STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

     SFAS No. 133 is effective for fiscal years beginning after June 15, 1999. A company may also implement SFAS No. 133 as of the beginning of any fiscal quarter after issuance (that is, fiscal quarters beginning June 16, 1998 and thereafter). SFAS No. 133 cannot be applied retroactively and must be applied to
(a) derivative instruments and (b) certain derivative instruments embedded in hybrid contracts that were issued, acquired or substantively modified after December 31, 1997.

     Management has not yet quantified the impacts of adopting SFAS No. 133 on the Company's financial statements or determined the timing of or method of the adoption of SFAS No. 133.

  EITF 97-2

     In November 1997, the Emerging Issues Task Force ("EITF") of the FASB reached a consensus on EITF 97-2, Application of SFAS No. 94 and APB Opinion No. 16 to Physician Practice Management Entities and Certain Other Entities with Contractual Management Arrangements. EITF 97-2 addresses the circumstances in which a management entity may include the revenues and expenses of a managed entity in its financial statements. As a result of EITF 97-2, the Company intends to change its accounting policy for its managed hotels beginning in the fourth quarter of 1998. There will be no impact on operating income, net income, earnings per Paired Share or stockholders' equity as a result of this change in accounting policy.

  SFAS No. 131

     In June 1997, the FASB issued SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, which establishes standards for the way public business enterprises report information about operating segments in annual financial statements and requires those enterprises to report selected information about operating segments in interim financial reports issued to shareholders. This statement is effective for financial statements for fiscal years beginning after December 15, 1997. The expanded disclosure required by this statement will be included in the Company's 1998 annual financial statements.

  FRR 48

     In February 1997, the Securities and Exchange Commission issued Financial Reporting Release No. 48, Disclosure of Accounting Policies for Derivative Financial Instruments and Derivative Commodity Instruments and Disclosure of Quantitative and Qualitative Information about Market Risk Inherent in Derivative Financial Instruments, Other Financial Instruments, and Derivative Commodity Instruments (FRR 48). FRR 48 requires clarification and expansion of existing disclosures in the footnotes to the financial statements for derivative financial instruments, other financial instruments and derivative commodity instruments, as defined therein. These disclosures are required in filings that include financial statements for periods ending after June 15, 1997 and, accordingly, have been included herein for the six months ended June 30, 1998.

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

NOTE 12.  PRO FORMA RESULTS

     Due to the impact of the ITT Merger and the acquisition of Westin during the six months ended June 30, 1998, the unaudited condensed combined consolidated pro forma statements of income of Starwood Hotels & Resorts and Starwood Hotels & Resorts Worldwide, Inc. for the three and six months ended June 30, 1998 are included herein and the following pro forma data is presented to supplement the historical statements of

                         STARWOOD HOTELS & RESORTS AND
                   STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

income. This information reflects the ITT Merger and the acquisition of Westin as if they occurred on January 1, 1997 and does not purport to present what actual results would have been had such transactions, in fact, occurred at January 1, 1997, or to project results for any future period (in millions, except per share data):

                                                  THREE MONTHS ENDED    SIX MONTHS ENDED
                                                       JUNE 30,             JUNE 30,
                                                  ------------------    ----------------
                                                   1998       1997       1998      1997
                                                  -------    -------    ------    ------
Revenues........................................  $2,276     $2,064     $4,387    $3,905
Income before discontinued operations and
  cumulative effect of accounting change........  $   96     $  154     $  118    $  251
Net income......................................  $  248     $  168     $1,210    $  239
Basic income from continuing operations per
  Paired Share..................................  $ 0.48     $ 0.85     $ 0.57    $ 1.42
Diluted income from continuing operations per
  Paired Share..................................  $ 0.48     $ 0.81     $ 0.56    $ 1.38

NOTE 13.  SUBSEQUENT EVENTS

     In August 1998, the Company acquired a 95% non-controlling interest in the 760-room Westin Maui in Maui, Hawaii for approximately $132 million in cash.

     Subsequent to June 30, 1998, the Company repurchased in the open market approximately 225,000 of its Paired Shares at an average purchase price of $39.29.

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

     Combined pro forma FFO for the three months ended June 30, 1998 grew by 398% to $259 million, compared to combined FFO of $52 million as reported by Starwood Hotels for the corresponding period in 1997. Combined pro forma FFO for the six months ended June 30, 1998 grew by 376% to $405 million compared to FFO of $85 million as reported by Starwood Hotels for the corresponding period of 1997. The following table shows the calculation of pro forma combined FFO for the three and six months ended June 30, 1998 (see the unaudited condensed combined consolidated pro forma statements of income and the notes thereto beginning on page 27) and historical combined FFO as reported by Starwood Hotels for the three and six months ended June 30, 1997 (in millions):

                                                     THREE MONTHS ENDED          SIX MONTHS ENDED
                                                          JUNE 30,                   JUNE 30,
                                                   -----------------------    -----------------------
                                                     1998          1997         1998          1997
                                                   ---------    ----------    ---------    ----------
                                                   PRO FORMA    HISTORICAL    PRO FORMA    HISTORICAL
                                                   ---------    ----------    ---------    ----------
Income from continuing operations before minority
  interest.......................................  $     105    $       26    $     123    $       36
Minority interest in consolidated joint
  ventures.......................................         (3)           (3)          (4)           (4)
Depreciation and amortization....................        165            30          323            55
Depreciation and amortization for unconsolidated
  joint ventures.................................         (4)           --           (2)           --
Amortization of financing costs..................         (2)           (1)          (3)           (2)
Deferred taxes...................................         19            --            1            --
Gain on sale of real estate and investments......        (37)           --          (49)           --
Preopening costs.................................         16            --           26            --
Other non-recurring items, net...................         --            --          (10)           --
Funds from Operations............................  $     259    $       52    $     405    $       85
                                                   =========    ==========    =========    ==========

---------------
(1) Management and industry analysts generally consider funds from operations to be one measure of the financial performance of an equity REIT that provides a relevant basis for comparison among REITs and FFO is presented to assist investors in analyzing the performance of the Company. FFO is defined as income (computed in accordance with generally accepted accounting principles), excluding gains (losses) from debt restructuring and sales of property, and real estate related depreciation and amortization (excluding amortization of financing costs). FFO does not represent cash generated from operating activities in accordance with generally accepted accounting principles and is not necessarily indicative of cash available to fund cash needs. FFO should not be considered an alternative to net income as an indication of the Company's financial performance or as an alternative to cash flows from operating activities as a measure of liquidity.

                         STARWOOD HOTELS & RESORTS AND
                   STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

                   UNAUDITED CONDENSED COMBINED CONSOLIDATED
                         PRO FORMA STATEMENT OF INCOME
                    FOR THE THREE MONTHS ENDED JUNE 30, 1998

     The following unaudited condensed combined consolidated pro forma statement of income for the three months ended June 30, 1998 gives effect as of January 1, 1998, to the ITT Merger and the acquisition of Westin. The pro forma information is based upon historical information as described in Note 1 of the Notes to Financial Statements and does not purport to present what actual results would have been had such transactions, in fact, occurred at January 1, 1998, or to project results for any future period. Historical results are for the three months ended June 30, 1998.

                                                                        PRO FORMA
                                                                       ADJUSTMENTS
                                                                  ----------------------
                                                     HISTORICAL   DESERT INN(B)   OTHERS      PRO FORMA
                                                     ----------   -------------   ------      ---------
                                                            (IN MILLIONS, EXCEPT PER SHARE DATA)
Revenues...........................................    $2,307         $(31)        $ --        $2,276
Costs and expenses:
  Salaries, benefits and other operating...........     1,673          (31)          --         1,642
  Selling, general and administrative..............       247           --           (5)(h)       242
  Depreciation and amortization....................       172           (4)          (3)(f)(g)     165
                                                       ------         ----         ----        ------
                                                        2,092          (35)          (8)        2,049
                                                       ------         ----         ----        ------
                                                          215            4            8           227
Interest expense, net..............................      (146)          --           22(d)       (124)
Gain on investment in Madison Square Garden........        31           --           --            31
Miscellaneous income, net..........................         3            1           --             4
                                                       ------         ----         ----        ------
                                                          103            5           30           138
Income tax expense.................................       (24)          (2)          (7)          (33)
Minority equity....................................        (9)          --           --            (9)
                                                       ------         ----         ----        ------
Income from continuing operations..................    $   70         $  3         $ 23        $   96
                                                       ======         ====         ====        ======
Basic earnings per Paired Share:
  Income from continuing operations................    $ 0.35                                  $ 0.48
                                                       ======                                  ======
Diluted earnings per Paired Share:
  Income from continuing operations................    $ 0.35                                  $ 0.48
                                                       ======                                  ======
Weighted average number of Paired Shares...........       189                                     189
                                                       ======                                  ======
Weighted average number of equivalent Paired
  Shares...........................................       202                                     202
                                                       ======                                  ======

The accompanying notes to financial statements are an integral part of the above pro forma statement.

                         STARWOOD HOTELS & RESORTS AND
                   STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

                   UNAUDITED CONDENSED COMBINED CONSOLIDATED
                         PRO FORMA STATEMENT OF INCOME

     The following unaudited condensed combined consolidated pro forma statement of income for the six months ended June 30, 1998 gives effect as of January 1, 1998, to the ITT Merger and the acquisition of Westin. The pro forma information is based upon historical information as described in Note 1 of the Notes to Financial Statements and does not purport to present what actual results would have been had such transactions, in fact, occurred at January 1, 1998, or to project results for any future period. Historical results are for the six months ended June 30, 1998.

                                                             PRO FORMA ADJUSTMENTS
                                                  -------------------------------------------
                                     HISTORICAL   STARWOOD HOTELS(A)   DESERT INN(B)   OTHERS      PRO FORMA
                                     ----------   ------------------   -------------   ------      ---------
                                                      (IN MILLIONS, EXCEPT PER SHARE DATA)
Revenues...........................    $4,010            $437              $(60)        $ --        $4,387
Costs and expenses:
  Salaries, benefits and other
     operating.....................     2,957             325               (64)          --         3,218
  Selling, general and
     administrative................       445              42                --           (9)(h)       478
  Depreciation and amortization....       278              43                (7)           9(f)(g)     323
                                       ------            ----              ----         ----        ------
                                        3,680             410               (71)          --         4,019
                                       ------            ----              ----         ----        ------
                                          330              27                11           --           368
Interest expense, net..............      (236)            (25)               --          (39)(c)      (253)
                                                                                          44(d)
                                                                                           3(e)
Gain on investment in Madison
  Square Garden....................        31              --                --           --            31
Miscellaneous income, net..........         9               4                 2           --            15
                                       ------            ----              ----         ----        ------
                                          134               6                13            8           161
Income tax expense.................       (30)             (2)               (4)          (2)          (38)
Minority equity....................        (6)              1                --           --            (5)
                                       ------            ----              ----         ----        ------
Income from continuing
  operations.......................    $   98            $  5              $  9         $  6        $  118
                                       ======            ====              ====         ====        ======
Basic earnings per Paired Share:
  Income from continuing
     operations....................    $ 0.47                                                       $ 0.57
                                       ======                                                       ======
Diluted earnings per Paired Share:
  Income from continuing
     operations....................    $ 0.46                                                       $ 0.56
                                       ======                                                       ======
Weighted average number of Paired
  Shares...........................       186                                                          186
                                       ======                                                       ======
Weighted average number of
  equivalent Paired Shares.........       190                                                          190
                                       ======                                                       ======

The accompanying notes to financial statements are an integral part of the above pro forma statement.

                         STARWOOD HOTELS & RESORTS AND
                   STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

               NOTES TO UNAUDITED CONDENSED COMBINED CONSOLIDATED
                         PRO FORMA STATEMENTS OF INCOME

(a) Represents the historical results of Starwood Hotels & Resorts and Starwood Hotels & Resorts Worldwide, Inc., inclusive of Westin, for the period of January 1, 1998, through the closing of the ITT Merger on February 23, 1998.

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

(d) Represents reduction of interest expense, using an average rate of 7.5%, for the paydown of the term loans with proceeds from actual or planned asset dispositions as if the dispositions had occurred on January 1, 1998. The actual dispositions include the disposition of WD for gross proceeds of $2.1 billion to VNU in February 1998; the sale of ITT's interest in WBIS+, Channel 31 in New York City, to Paxson for gross proceeds of $128 million in March 1998; the exercise of one of the two "put" options in April 1998 which require Cablevision or MSG to purchase or redeem ITT's continuing 7.81% interest in MSG for gross proceeds of $94 million each; the sale of an aircraft for gross proceeds of $39 million in April 1998; and the sale of
    11.35 million shares of ESI and the exercise of the underwriters' option to purchase an additional 1.7 million shares to cover over-allotments for gross proceeds of $315 million in June 1998. The planned asset dispositions include the exercise of the remaining "put" option with Cablevision or MSG, sale of the Company's remaining 35% interest in ESI and the sale of the Desert Inn. The pro forma net proceeds of the planned dispositions, after certain costs and income taxes, would reduce debt by approximately $735 million.

(e) Represents the reduction of interest expense, using an average rate of 7.5%, for the paydown of term loans with the proceeds of $245 million, net of costs of $6 million, from the sale of 4.6 million Paired Shares on February 24, 1998 as if such offering had taken place on January 1, 1998.

(f) Represents a reduction of the amortization recognized on the deferred loan fees which were incurred in connection with the one-year $1.0 billion term loan facility (see Note 3) as if the asset dispositions had occurred on January 1, 1998. This reduction is net of the increased amortization on deferred loan fees recognized for the period of January 1, 1998 through the closing of the ITT Merger on February 23, 1998 for the costs incurred in connection with the additional debt (see Note (c)).

(g) Represents the depreciation and amortization expense related to the excess value recorded as a result of the purchase consideration exceeding the fair market value of the combined net assets of Starwood Hotels and Westin as if the transactions had taken place on January 1, 1998.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Forward-Looking Statements. This report contains certain statements that may be deemed "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. All statements relating to the Company's objectives, strategies, plans, intentions and expectations, and all statements (other than statements of historical facts) that address actions, events or circumstances that the Company or its management expects, believes or intends will occur in the future, are forward-looking statements. All such forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from historical results or those anticipated in the forward-looking statements, including, without limitation, risks and uncertainties associated with the following: the recently enacted legislation restricting the Company's ability to acquire additional assets; the Trust's continued ability to qualify for taxation as a REIT; the Company's integration of the assets and operations of ITT and Westin; completion of future acquisitions; the availability of capital for acquisitions and for renovations; the ability to maintain existing management, franchise or representation agreements and to obtain new agreements on favorable terms; competition within the lodging industry and the gaming industry; the cyclicality of the real estate business, the hotel business and the gaming business; general real estate and economic conditions; impact of the Year 2000 issue; and the other risks and uncertainties set forth in the annual, quarterly and current reports and proxy statements of the Trust and the Corporation. The Company undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

             THREE AND SIX MONTHS ENDED JUNE 30, 1998 COMPARED WITH
                    THREE AND SIX MONTHS ENDED JUNE 30, 1997

     To facilitate a meaningful comparison between periods, this Management's Discussion and Analysis focuses on pro forma information for the periods covered, which management believes provides the most meaningful comparability among historical periods. The pro forma information reflects the ITT Merger, the Westin acquisition and certain asset dispositions as if they had occurred on January 1, 1997. In addition, the following pro forma data for the periods ended June 30, 1997 reflects the 44 hotel properties acquired by Starwood Hotels in 1997 and two hotel properties acquired by Westin in 1997 (the "1997 Acquisitions") and the sale, by ITT, of 5 hotel properties during 1997 (the "1997 Dispositions") as if all of such transactions had occurred on January 1, 1997. Period-to-period comparisons of the Company's historical information are, in management's view, less relevant to an understanding of the Company due to the significance of the ITT Merger and the acquisition of Westin.

     The following combined, consolidated, comparative operating data for the Company is presented on a historical reporting basis for the three and six months ended June 30, 1998 and 1997 excluding preopening costs, non-recurring items and the operations of the Desert Inn in Las Vegas which was held for sale at June 30, 1998. The pro forma data includes the historical results of Starwood Hotels and Westin prior to the ITT Merger and certain pro forma adjustments as more fully described in the notes to the unaudited combined consolidated pro forma statements of income (see page 29). The pro forma data is not necessarily indicative of the results that would have been achieved had such transactions actually occurred on January 1, 1997, nor are they necessarily indicative of the Company's future results.

                                                                     THREE MONTHS ENDED JUNE 30,
                                                          --------------------------------------------------
                                                          HISTORICAL    PRO FORMA    HISTORICAL    PRO FORMA
                                                             1998         1998          1997         1997
                                                          ----------    ---------    ----------    ---------
                                                                            (IN MILLIONS)
REVENUES
Hotel
  Owned.................................................    $  816       $  810         $362         $ 754
  Managed...............................................     1,072        1,072          736         1,031
  Other.................................................        48           48           32            34
Gaming..................................................       303          299          274           270
Other...................................................        10           10           --            12
COSTS AND EXPENSES
Salaries, benefits and other operating:
Hotel
  Owned.................................................    $  430       $  430         $203         $ 424
  Managed...............................................     1,023        1,020          697           983
  Other.................................................       (19)         (19)         (14)          (14)
Gaming..................................................       175          170          162           158
Other...................................................        (1)          (1)          --             6
Selling, general and administrative:
Hotel
  Owned.................................................    $  110       $  109         $ 50         $  95
  Managed...............................................        --           --           --            --
  Other.................................................        46           46           53            53
Gaming..................................................        49           49           42            42
Other...................................................        33           33           18            30
EBITDA(1)
Hotel
  Owned.................................................    $  276       $  271         $109         $ 235
  Managed...............................................        49           52           39            48
  Other.................................................        21           21           (7)           (5)
Gaming..................................................        79           80           70            70
Other...................................................       (22)         (22)         (18)          (24)
Depreciation and amortization...........................    $  172                      $ 66

---------------
(1) EBITDA is defined as income before minority interest, interest, taxes and depreciation and amortization. Non-cash items such as provision for losses, gains and losses from debt restructuring and sales of property are also excluded from EBITDA as these items do not impact operating results on a recurring basis. Management considers EBITDA to be one measure of the cash flows from operations of the Company before debt service that provides a relevant basis for comparison among REITs and it is presented to assist investors in analyzing the performance of the Company. This information should not be considered as an alternative to any measure of performance as promulgated under generally accepted accounting principles, nor should it be considered as an indicator of the overall financial performance of the Company. The Company's calculation of EBITDA may be different from the calculation used by other companies and, therefore, comparability may be limited.

                                                               SIX MONTHS ENDED JUNE 30,
                                                   --------------------------------------------------
                                                   HISTORICAL    PRO FORMA    HISTORICAL    PRO FORMA
                                                      1998         1998          1997         1997
                                                   ----------    ---------    ----------    ---------
                                                                     (IN MILLIONS)
REVENUES
Hotel
  Owned..........................................    $1,301       $1,515        $  658       $1,384
  Managed........................................     1,911        2,095         1,417        1,969
  Other..........................................        83           83            64           68
Gaming...........................................       595          588           556          556
Other............................................        15           25            --           26
COSTS AND EXPENSES
Salaries, benefits and other operating:
Hotel
  Owned..........................................    $  701       $  832        $  367       $  789
  Managed........................................     1,822        2,000         1,346        1,889
  Other..........................................       (31)         (31)          (15)         (15)
Gaming...........................................       351          343           335          335
Other............................................        (8)          (8)           --            6
Selling, general and administrative:
Hotel
  Owned..........................................    $  181       $  211        $  109       $  199
  Managed........................................        --           --            --           --
  Other..........................................        97           97            92           92
Gaming...........................................        96           96            82           82
Other............................................        55           65            38           63
EBITDA
Hotel
  Owned..........................................    $  419       $  472        $  182       $  396
  Managed........................................        89           95            71           80
  Other..........................................        17           17           (13)          (9)
Gaming...........................................       148          149           139          139
Other............................................       (32)         (32)          (38)         (43)
Depreciation and amortization....................    $  278                     $  134

                             RESULTS OF OPERATIONS

CONTINUED OPERATIONS

  Revenues

     Pro Forma:

     Pro forma revenues for properties owned, leased or managed by the Company increased 5.4% and 7.7% to $1.9 billion and $3.6 billion for the three and six months ended June 30, 1998, respectively, when compared to the corresponding periods of 1997. The increase in revenues was driven by an increase in revenues for owned, leased and consolidated joint venture hotels of 7.4% and 9.5% to $810 million and $1.5 billion in the three and six months ended June 30, 1997, respectively, when compared to the 1997 periods. The increase in hotel revenues at the Company's 172 owned, leased and consolidated joint venture hotels resulted from an increase in revenue per available room ("REVPAR") of 7.4% and 8.3% to $104 and $98 for the three and six months ended June 30, 1998, respectively, when compared to the same periods of 1997, an increase in average daily rate ("ADR") of 8.4% and 8.4% to $144 and $142 for the three and six months ended June 30, 1998, respectively, when compared to the corresponding 1997 periods, and a slight decrease of less than one percentage point in occupancy rates to 72.3% and 69.2% for the three and six months ended June 30, 1998, respectively, when compared to the same periods of 1997. REVPAR at the Company's international owned, leased and consolidated joint venture hotels were especially strong with growth of 12.5% and 10.2% for the three and six months ended June 30, 1998, respectively, when compared to the same periods of 1997. The results at owned, leased and consolidated joint venture properties in North America were also strong with REVPAR increasing 5.3% and 7.3% for the three and six months ended June 30, 1998, respectively, when compared to the same periods of 1997.

     The second quarter 1998 results at the Company's U.S. properties were specifically affected by the timing of the Easter holiday period, which typically results in reduced occupancy levels. The Easter holiday fell in the month of April during 1998 and in the month of March in the prior year.

     Hotel revenues for properties managed by the Company for third-party owners increased 4.0% and 6.4% to $1.1 billion and $2.1 billion for the three and six months ended June 30, 1998, respectively, when compared to the same periods of 1997. Management fees and equity earnings from these hotels increased 8.3% and 18.8% to $52 million and $95 million for the three and six months ended June 30, 1998, respectively, when compared to the same periods of 1997.

     Gaming revenues, excluding the results of the Desert Inn in Las Vegas, Nevada which is held for disposition, increased 10.7% and 5.8% to $299 million and $588 million for the three and six months ended June 30, 1998, respectively, when compared to the same periods of 1997. The increase in revenues from the additional 1,130 rooms and 110,000 square feet of convention space at Caesars Palace in Las Vegas, Nevada was offset by the adverse impact of the declines in the Asian financial markets on high-end baccarat play.

     Historical:

     On an historical basis, revenues for properties owned, leased or managed by the Company increased 71.9% and 54.8% to $1.9 billion and $3.2 billion for the three and six months ended June 30, 1998, respectively, when compared to the corresponding periods of 1997. Since the ITT Merger is accounted for as a reverse purchase and the reflected amounts accordingly are those of ITT, the increase in hotel revenues was due primarily to the inclusion of the results of approximately 160 hotels owned, leased or managed by Starwood Hotels beginning February 23, 1998.

     For discussion of gaming revenues, see the pro forma discussion above.

  Costs and Expenses

     Pro Forma:

     Pro forma salaries, benefits and other operating costs increased 2.6% and 4.5% in the three and six months ended June 30, 1998, respectively, to $1.6 billion and $3.1 billion when compared to the same periods of 1997. The increase in costs is due primarily to the reopening of hotel properties in 1998 which were closed for renovations in 1997, the inclusion of new managed hotel properties and the inclusion of the operating costs associated with the tower at Caesars Palace which was opened at the end of 1997.

     Pro forma selling, general and administrative expenses increased 7.7% and 7.6% in the three and six months ended June 30, 1998, respectively, to $237 million and $469 million when compared to the same periods of 1997.

     Historical:

     On an historical basis, the increase in salaries, benefits and other operating costs and the increase in selling, general and administrative expenses for the three and six months ended June 30, 1998 when compared to the same periods of 1997 was due primarily to the reverse purchase accounting treatment and the inclusion of the results of approximately 160 hotels owned, leased or managed by Starwood Hotels beginning February 23, 1998. Included in the three and six months ended June 30, 1998 are approximately $5 and $9 million, respectively, of transition costs and costs of personnel terminated as a result of the ITT Merger.

  EBITDA

     Pro Forma:

     On a pro forma basis, the Company's earnings before interest, taxes, depreciation and amortization ("EBITDA"), excluding non-recurring items and discontinued operations, increased 24.1% and 24.5% to $402 million and $701 million in the three and six months ended June 30, 1998, respectively, when compared to the same periods of 1997. The increase was primarily due to the improved results at the Company's owned, leased and consolidated joint venture hotels. These hotels benefited from an increase in EBITDA of $36 million and $76 million to $271 million and $472 million in the three and six months ended June 30, 1998, respectively, when compared to the same periods of 1997. The EBITDA improvement of approximately 15.3% and 19.2% in the three and six months ended June 30, 1998, respectively, was due primarily to an increase in ADR discussed above. EBITDA margins for these hotels increased 2.3 and 2.6 percentage points to 33.5% and 31.2% in the three and six months ended June 30, 1998, respectively, when compared to the same periods of 1997, demonstrating the Company's continued focus on improving margins by cost containment and purchasing synergies.

     Excluding assets held for sale and preopening costs, gaming EBITDA for the three and six months ended June 30, 1998 was $80 million and $149 million, respectively, compared to $70 million and $139 million in the same periods of 1997. The increase in gaming EBITDA resulted from positive results at Caesars Palace and Caesars Atlantic City. EBITDA at Caesars Palace was $29 million and $55 million in the three and six months ended June 30, 1998, respectively, compared to $27 million and $59 million in the same periods of 1997. EBITDA at Caesars Atlantic City was $39 million and $68 million in the three and six months ended June 30, 1998, respectively, compared to $30 million and $56 million in the same periods of 1997, as the addition of 620 new rooms had a positive effect on all areas of the casino and hotel operations.

     Historical:

     On an historical basis, the Company's EBITDA increased 108.8% and 88.0% to $403 million and $641 million in the three and six months ended June 30, 1998, respectively, when compared to the same periods of

1997, due primarily to the reverse purchase accounting treatment and the inclusion of the results of the hotels owned and managed by Starwood Hotels beginning February 23, 1998.

     For the discussion of gaming EBITDA, see the pro forma discussion above.

  Depreciation and Amortization

     On an historical basis, depreciation and amortization expense increased to $172 million and $278 million in the three and six months ended June 30, 1998, respectively, when compared to $66 million and $134 million in the same periods of 1997. The increase was primarily due to depreciation expense on approximately 160 hotels owned, leased or managed by Starwood Hotels beginning February 23, 1998, the amortization of goodwill related to the ITT Merger and the commencement of depreciation on certain newly completed hotel and gaming projects.

  Net Interest Expense

     Net interest expense for the three and six months ended June 30, 1998 increased to $146 million and $236 million, respectively, when compared to $20 million and $43 million in the same periods of 1997. The increase relates primarily to the debt incurred to finance the ITT Merger. See "Liquidity and Capital Resources."

DISPOSITIONS

     The Desert Inn in Las Vegas, Nevada, the gaming property held for disposition, experienced a $0 and $3.6 million EBITDA loss in the three and six months ended June 30, 1998, respectively, compared to EBITDA of $5 million and a $18 million EBITDA loss in the same periods of 1997. The improved performance was due to a normalized hold percentage in baccarat (which percentage in 1997 was negative) and a significantly higher average room rate due to improvements made to the property in 1997. These improvements were offset by the Asian economic crisis which negatively impacted results at the Desert Inn by significantly reducing the amount of high end baccarat volume.

DISCONTINUED OPERATIONS

     Results for the three and six months ended June 30, 1998 include a net loss from discontinued operations of $1 million and $9 million, respectively, compared to a net income (loss) of $14 million and $(1) million in the same periods of 1997. The negative results are due to the reduced income of the Company's WD subsidiary which decreased 100% and 109% in the three and six months ended June 30, 1998, respectively, when compared to the same periods in 1997. The results of WD have historically been lower in the first quarter compared to the second quarter and this subsidiary was disposed of on February 19, 1998. The results from discontinued operations for the six months ended June 30, 1998 include gains of $948 million and $153 million, net of $643 million of taxes and minority interest, related to the disposition of WD and the sale of Educational Services shares, respectively.

MADISON SQUARE GARDEN

     In April 1997, ITT entered into a Partnership Interest Transfer Agreement with Cablevision. Pursuant to this agreement, Cablevision paid ITT $500 million in cash on June 17, 1997 for 38.5% of ITT's ownership interest in MSG and ITT received a "put" option to require Cablevision or MSG to purchase half of ITT's continuing interest in MSG for $75 million on June 17, 1998 and the other half of this continuing interest for an additional $75 million on June 17, 1999 (or, if the first option were not exercised, the entire continuing interest for $150 million). In addition, ITT agreed to contribute to MSG an ITT-owned aircraft which MSG has used for the New York Knickerbockers and the New York Rangers. In consideration of the aircraft contribution, an additional $19 million was added to the exercise price of each of ITT's "put" options. In April 1998, the Company exercised its first "put" option on one-half of its interest in MSG and received a payment of $94 million in June 1998.

EXTERNAL GROWTH

     During the first quarter of 1998, in addition to the ITT Merger and the Westin acquisition, the Company acquired four full-service, luxury hotel properties located in Aspen, Colorado; New York City, New York; Washington, D.C.; and Houston, Texas for a total purchase price of approximately $334 million consisting of $150 million in cash and 3.7 million Paired Shares (which shares were valued for purposes of the acquisition at approximately $184 million). The acquisition agreements required the Company to pay the sellers an additional purchase price in cash representing the difference between Starwood Hotels' stock price at the date of the acquisition agreements and a 10-day period average closing price ending on April 25, 1998 of Starwood Hotels' stock ($50.087). In May 1998, this requirement was fulfilled with a cash payment of approximately $14 million to the sellers. Also in May 1998, the Company acquired the 242-room Danbury Hilton in Danbury, Connecticut for approximately $20 million in cash.

INTERNAL GROWTH

     The following tables summarize average occupancy, ADR and REVPAR on a year-over-year basis for the Company's 153 owned hotel properties for the three and six months ended June 30, 1998 (excluding nine hotels sold during the second quarter of 1998, four hotels held for sale at June 30, 1998, 10 hotels under significant renovation during the second quarter of 1998 and five hotels under renovation during the second quarter of 1997):

              OWNED, LEASED AND CONSOLIDATED JOINT VENTURE HOTELS

                                                              THREE MONTHS ENDED
                                                                   JUNE 30,
                                                              ------------------    PERCENTAGE
                                                               1998       1997       VARIANCE
                                                              -------    -------    ----------
WORLDWIDE

ALL HOTELS
Number of hotels............................................      153        153
Number of rooms.............................................   49,855     49,855
REVPAR......................................................  $106.97    $ 97.96        9.2%
ADR.........................................................  $144.18    $133.77        7.8%
Occupancy...................................................     74.2%      73.2%       1.0%

SHERATON
Number of hotels............................................       77         77
Number of rooms.............................................   26,098     26,098
REVPAR......................................................  $116.97    $106.98        9.3%
ADR.........................................................  $159.97    $147.95        8.1%
Occupancy...................................................     73.1%      72.3%       0.8%

WESTIN
Number of hotels............................................       25         25
Number of rooms.............................................   10,411     10,411
REVPAR......................................................  $100.39    $ 92.37        8.7%
ADR.........................................................  $132.49    $123.89        6.9%
Occupancy...................................................     75.8%      74.6%       1.2%

OTHER
Number of hotels............................................       51         51
Number of rooms.............................................   13,346     13,346
REVPAR......................................................  $ 90.81    $ 82.99        9.4%
ADR.........................................................  $120.76    $111.95        7.9%
Occupancy...................................................     75.2%      74.1%       1.1%

                                                              THREE MONTHS ENDED
                                                                   JUNE 30,
                                                              ------------------    PERCENTAGE
                                                               1998       1997       VARIANCE
                                                              -------    -------    ----------
NORTH AMERICA

ALL HOTELS
Number of hotels............................................      106        106
Number of rooms.............................................   36,748     36,748
REVPAR......................................................  $102.92    $ 94.91        8.4%
ADR.........................................................  $137.85    $127.34        8.3%
Occupancy...................................................     74.7%      74.5%       0.2%

SHERATON
Number of hotels............................................       34         34
Number of rooms.............................................   14,031     14,031
REVPAR......................................................  $115.25    $106.75        8.0%
ADR.........................................................  $157.20    $143.59        9.5%
Occupancy...................................................     73.3%      74.3%      (1.0)%

WESTIN
Number of hotels............................................       22         22
Number of rooms.............................................    9,503      9,503
REVPAR......................................................  $100.64    $ 92.79        8.5%
ADR.........................................................  $132.51    $123.53        7.3%
Occupancy...................................................     76.0%      75.1%       0.9%

OTHER
Number of hotels............................................       50         50
Number of rooms.............................................   13,214     13,214
REVPAR......................................................  $ 89.79    $ 82.15        9.3%
ADR.........................................................  $119.28    $110.57        7.9%
Occupancy...................................................     75.3%      74.3%       1.0%

INTERNATIONAL

ALL HOTELS
Number of hotels............................................       47         47
Number of rooms.............................................   13,107     13,107
REVPAR......................................................  $118.12    $106.41       11.0%
ADR.........................................................  $162.00    $152.79        6.0%
Occupancy...................................................     72.9%      69.6%       3.3%

SHERATON
Number of hotels............................................       43         43
Number of rooms.............................................   12,067     12,067
REVPAR......................................................  $119.06    $107.27       11.0%
ADR.........................................................  $163.37    $153.67        6.3%
Occupancy...................................................     72.9%      69.8%       3.1%

WESTIN
Number of hotels............................................        3          3
Number of rooms.............................................      908        908
REVPAR......................................................  $ 98.07    $ 88.34       11.0%
ADR.........................................................  $132.20    $127.75        3.5%
Occupancy...................................................     74.1%      69.1%       5.0%

                                                              THREE MONTHS ENDED
                                                                   JUNE 30,
                                                              ------------------    PERCENTAGE
                                                               1998       1997       VARIANCE
                                                              -------    -------    ----------
OTHER
Number of hotels............................................        1          1
Number of rooms.............................................      132        132
REVPAR......................................................  $183.10    $160.95       13.8%
ADR.........................................................  $271.33    $272.14       (0.3)%
Occupancy...................................................     67.5%      59.1%       8.4%

                                                               SIX MONTHS ENDED
                                                                   JUNE 30,
                                                              ------------------    PERCENTAGE
                                                               1998       1997       VARIANCE
                                                              -------    -------    ----------
WORLDWIDE

ALL HOTELS
Number of hotels............................................      153        153
Number of rooms.............................................   49,855     49,855
REVPAR......................................................  $100.67    $ 91.96        9.5%
ADR.........................................................  $142.14    $132.05        7.6%
Occupancy...................................................     70.8%      69.6%       1.2%

SHERATON
Number of hotels............................................       77         77
Number of rooms.............................................   26,098     26,098
REVPAR......................................................  $110.20    $101.51        8.6%
ADR.........................................................  $157.28    $146.00        7.7%
Occupancy...................................................     70.1%      69.5%       0.6%

WESTIN
Number of hotels............................................       25         25
Number of rooms.............................................   10,411     10,411
REVPAR......................................................  $100.22    $ 90.02       11.3%
ADR.........................................................  $133.70    $124.78        7.1%
Occupancy...................................................     75.0%      72.1%       2.9%

OTHER
Number of hotels............................................       51         51
Number of rooms.............................................   13,346     13,346
REVPAR......................................................  $ 80.89    $ 73.75        9.7%
ADR.........................................................  $117.22    $108.73        7.8%
Occupancy...................................................     69.0%      67.8%       1.2%

NORTH AMERICA

ALL HOTELS
Number of hotels............................................      106        106
Number of rooms.............................................   36,748     36,748
REVPAR......................................................  $ 98.02    $ 89.02       10.1%
ADR.........................................................  $138.26    $127.28        8.6%
Occupancy...................................................     70.9%      69.9%       1.0%

                                                               SIX MONTHS ENDED
                                                                   JUNE 30,
                                                              ------------------    PERCENTAGE
                                                               1998       1997       VARIANCE
                                                              -------    -------    ----------
SHERATON
Number of hotels............................................       34         34
Number of rooms.............................................   14,031     14,031
REVPAR......................................................  $112.74    $103.00        9.5%
ADR.........................................................  $161.05    $146.48        9.9%
Occupancy...................................................     70.0%      70.3%      (0.3)%

WESTIN
Number of hotels............................................       22         22
Number of rooms.............................................    9,503      9,503
REVPAR......................................................  $ 98.07    $ 87.80       11.7%
ADR.........................................................  $131.70    $122.28        7.7%
Occupancy...................................................     74.5%      71.8%       2.7%

OTHER
Number of hotels............................................       50         50
Number of rooms.............................................   13,214     13,214
REVPAR......................................................  $ 80.59    $ 73.46        9.7%
ADR.........................................................  $116.35    $107.89        7.8%
Occupancy...................................................     69.3%      68.1%       1.2%

INTERNATIONAL

ALL HOTELS
Number of hotels............................................       47         47
Number of rooms.............................................   13,107     13,107
REVPAR......................................................  $108.08    $100.52        7.5%
ADR.........................................................  $153.05    $146.17        4.7%
Occupancy...................................................     70.6%      68.8%       1.8%

SHERATON
Number of hotels............................................       43         43
Number of rooms.............................................   12,067     12,067
REVPAR......................................................  $107.06    $ 99.59        7.5%
ADR.........................................................  $152.63    $145.38        5.0%
Occupancy...................................................     70.1%      68.5%       1.6%

WESTIN
Number of hotels............................................        3          3
Number of rooms.............................................      908        908
REVPAR......................................................  $119.81    $111.50        7.5%
ADR.........................................................  $150.79    $147.86        2.0%
Occupancy...................................................     79.5%      75.4%       4.1%

OTHER
Number of hotels............................................        1          1
Number of rooms.............................................      132        132
REVPAR......................................................  $109.12    $100.52        8.6%
ADR.........................................................  $241.87    $231.37        4.5%
Occupancy...................................................     45.1%      43.4%       1.7%

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

                        LIQUIDITY AND CAPITAL RESOURCES

CASH FLOW PROVIDED BY OPERATING ACTIVITIES

     The principal source of cash to be used to fund the Company's operating expenses, interest expense, recurring capital expenditures and distribution payments by the Trust will be cash flow provided by operating activities. The Company anticipates that cash flow provided by operating activities will be sufficient to service short- and long-term indebtedness, fund maintenance requirements and capital expenditures and meet operating cash requirements, including all distributions to shareholders by the Trust. During the first quarter of 1998, the Trust paid a distribution of $0.48 per share for the fourth quarter of 1997. During each of the second and third quarters of 1998, the Trust paid a distribution of $0.52 per share for the quarters ended March 31, 1998 and June 30, 1998.

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

     The $3.1 Billion Facility has three tranches: a $1.0 billion, one-year term loan; a $1.0 billion, five-year term loan; and a $1.1 billion, five-year revolving credit facility. The Corporation, the Trust and certain of their respective direct and indirect subsidiaries may be designated as borrowers or co-borrowers under all or a portion of the $3.1 Billion Facility. The interest rate for the $3.1 Billion Facility is one-, two- or three-month LIBOR, at the Company's option, plus 187.5 basis points for the six months ending August 24, 1998, and thereafter is determined pursuant to a pricing "grid" with rates based on Starwood Hotels' leverage and/or senior unsecured debt rating. Quarterly amortization of the five-year term loan begins in the third year, with total amortization of 10%, 20% and 70% of the principal amount over the third, fourth and fifth years, respectively. Repayment of amounts borrowed under the $3.1 Billion Facility is guaranteed by the Trust and the Corporation and substantially all of their respective significant subsidiaries (including the Partnerships) other than gaming subsidiaries, and is secured by a pledge of all the capital stock, partnership interests and other equity interests of the guarantor subsidiaries.

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

     Stock Sales and Repurchases. At December 31, 1997, ITT had 180 million shares outstanding.

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

     Pursuant to a Purchase Agreement dated as of October 10, 1997, the Company sold to UBS Ltd. 2,185,000 UBS Shares at a cash price of $57.25 per share, and paid to Warburg Dillon Read LLC, an affiliate of UBS Ltd., a placement fee equal to 2.5% of the gross proceeds to the Company from such sale of shares. Concurrently therewith, the Company entered into the UBS Price Adjustment Agreement with UBS/LB. The UBS Price Adjustment Agreement provides for a settlement payment to be made, in the form of Paired Shares or cash, by the Company to UBS/LB, or by UBS/LB to the Company, based on the market price of the Paired Shares over a specified unwind period, as compared to a "Forward Price" (as defined, but essentially equal to $57.25 per Paired Share, plus an implicit interest factor less dividends declared on the UBS Shares, in each case during the term of the UBS Price Adjustment Agreement).

     The Company has the right at any time prior to October 10, 1998 to elect to deliver or receive Paired Shares in settlement of the UBS Price Adjustment Agreement. The Company has the further right, but not the obligation, to settle the Company's obligations under the contract by repurchasing for cash at the Forward Price a number of Paired Shares equal to the UBS Shares. The Company has the obligation to settle the UBS Price Adjustment Agreement on October 10, 1998 unless UBS/LB agrees to extend such agreement's term. UBS/LB has the right to cause an earlier settlement upon the occurrence of certain events of default or a substantial decline in the market price of the Paired Shares. The Company has the right under the UBS Price Adjustment Agreement to settle the Company's obligation (if any) by making a cash payment, but cannot compel UBS/LB to settle its obligation through the payment of cash to the Company. The effect of the UBS Price Adjustment Agreement will be to cause UBS Ltd. and UBS/LB to receive and retain an amount equal to the purchase price paid by UBS Ltd. for the Paired Shares plus a return on that purchase price equal to the three-month LIBOR for a specified period plus 150 basis points.

     In the event that at various quarterly dates during the term of the UBS Price Adjustment Agreement the Forward Price is higher than the then current market price of the Paired Shares, the Company is obligated to deliver additional Paired Shares (or at the Company's election, cash) to UBS/LB to be held as security for the Company's settlement obligation. As of June 30, 1998, the security for the Company's settlement obligation was $26 million which the Company had fully funded. Subsequent to June 30, 1998, the security for the Company provided an additional $15 million to UBS/LB to meet the security requirement as of July 31, 1998. Any and all Paired Shares delivered as security will be issued and outstanding when delivered and will adjust the Forward Price in accordance with the formula contained in the UBS Price Adjustment Agreement.

     Upon final settlement of the UBS Price Adjustment Agreement, the Company is obligated to pay a placement fee to UBS/LB based on the amount of the net stock settlement, if any, as well as an unwind fee equal to one half of the settlement amount multiplied by an interest factor calculated for the actual term of the UBS Price Adjustment Agreement.

     On February 24, 1998, the Trust and the Corporation sold an aggregate of
4.6 million Paired Shares to Merrill Lynch International, NMS Services, Inc., Lehman Brothers Inc. and certain affiliates (collectively, the "February Purchasers" and together with UBS Ltd., the "Purchasers") for a cash purchase price per Paired Share of $52.798, which price reflected a 2% discount from the last reported sale price of the Paired Shares on the date of the purchase.

     Concurrently with these sales, the Trust and the Corporation entered into three separate agreements (the "February Price Adjustment Agreements" and together with the UBS Price Adjustment Agreement, the "Price Adjustment Agreements") with the February Purchasers and/or certain affiliates pursuant to which each of the February Purchasers or their respective affiliates will sell, as directed by the Trust and the Corporation and on or before February 24, 1999, in an underwritten fixed price offering or another method specified in the February Price Adjustment Agreements, a sufficient number of the purchased Paired Shares to achieve net sales proceeds equal to the aggregate market value of the Paired Shares purchased by such February Purchaser in February 1998, plus a forward accretion component, minus an adjustment for dividends paid on the purchased Paired Shares. In addition, each February Purchaser has the right to cause a sale of all or a portion of the purchased Paired Shares in the event the market prices of the Paired Shares decline below certain levels. The precise numbers of Paired Shares that will be required to be sold pursuant to the February Price Adjustment Agreements will depend primarily on the market prices of the Paired Shares at the time of settlement. If the number of Paired Shares so required to be sold is greater than the number of Paired Shares purchased by the February Purchasers as a result of a decrease in the market prices of the Paired Shares, the Trust and the Corporation are required to issue additional Paired Shares to the February Purchasers at a cash price of $0.01 per share. If the number of Paired Shares so required to be sold is less than the number of Paired Shares purchased by the February Purchasers on February 24, 1998 as a result of an increase in the market prices of the Paired Shares, the February Purchasers will deliver to the Trust and the Corporation specified numbers of Paired Shares. The effect of the February Price Adjustment Agreements will be to cause the February Purchasers to receive and retain an amount equal to the purchase price paid by the February Purchasers for the Paired Shares plus an annual rate of return on that purchase price equal to the three-month LIBOR for a specified period plus 1.75%, subject to adjustment under certain circumstances.

     In the event that the cash purchase price of the aggregate Paired Shares purchased by the February Purchasers less $5 million is in excess of the aggregate closing price of those Paired Shares on certain dates during the term of the February Price Adjustment Agreements, the Company is obligated to deliver additional Paired Shares to the February Purchasers as security for the Company's settlement obligations. As of June 30, 1998, the Company had delivered 503,441 Paired Shares in accordance with this security requirement. Any and all Paired Shares delivered as security will be issued and outstanding when delivered.

     The Trust and the Corporation are required to cause to be registered under the Securities Act of 1933, as amended (the "Securities Act"), for sale to the public of all of the Paired Shares originally sold to the Purchasers and the additional Paired Shares, if any, issued under the Price Adjustment Agreements. The

Trust and the Corporation have filed with the Securities and Exchange Commission registration statements for such resales.

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

     During the six months ended June 30, 1998, the Company has repurchased in the open market approximately 2 million of its Paired Shares at an average purchase price of $48.78.

                                 OTHER MATTERS

IMPACT OF RECENTLY ENACTED TAX LEGISLATION

     The Internal Revenue Service Restructuring and Reform Act of 1998 (H.R.
2676) was enacted on July 22, 1998. H.R. 2676 limits the grandfathering from the anti-pairing of Section 269B(a)(3) of the Code that the Company has enjoyed since 1984. Under H.R. 2676, for purposes of the gross income tests for qualification as a REIT, the anti-pairing rules of Section 269B(a)(3) of the Code generally would apply to interests in real property acquired directly or indirectly after March 26, 1998 by the Trust or the Corporation, or a subsidiary or partnership in which a 10% or greater interest is owned by the Trust or the Corporation (collectively, the "REIT Group"), unless (i) the interests in real property are acquired pursuant to a written agreement binding on March 26, 1998 and all times thereafter or (ii) the acquisition of such interests in real property was described in a public announcement or in a filing with the Securities and Exchange Commission on or before March 26, 1998. H.R. 2676 also provides that an interest in real property held by the REIT Group that is not subject to the anti-pairing of Section 269B(a)(3) of the Code would become subject to such rules in the event an improvement to such interest in real property is placed in service after December 31, 1999 that changes the use of the property and the cost of which is greater than 200 percent of (x) the undepreciated cost of the property (prior to the improvement) or (y) in the case of property acquired where there is a substituted basis, the fair market value of the property on the day it was acquired by the REIT Group. There is an exception for improvements placed in service before January 1, 2004 pursuant to a binding contract in effect as of December 31, 1999 and at all times thereafter.

     The Company expects to restructure its organization and mode of operation such that the restrictions of H.R. 2676 do not prevent the Company from acquiring additional interests in real property. Prior to the completion of such restructuring, the Company will monitor the acquisition of interests in real property by the REIT Group to ensure that such acquisitions do not prevent the Trust from qualifying for taxation as a REIT.

YEAR 2000

     Many computer systems were originally designed to recognize calendar years by their last two digits. Calculations performed using these shortened fields may not work properly with dates from the year 2000 and beyond. The Company is in the process of reviewing and evaluating its existing computerized systems as part of a program to bring all such financial, information and operational systems into Year 2000 compliance. As a part of this evaluation, the Company expects that its central reservation system will be Year 2000 compliant by the end of the third quarter of 1998. The Company is also communicating with vendors of the Company's third-party software to obtain Year 2000 compliance certification. The Company expects, to the extent necessary, to either modify or upgrade third-party software to ensure Year 2000 compliance.

     The Company has not yet determined the total cost of modifications to its computerized systems; however, based upon the review and evaluations conducted to date, the Company believes the costs associated with this process will not have a material adverse effect on the Company's financial position or results of operations.

                          PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     The Company is involved in various claims and lawsuits arising in the ordinary course of business, none of which, in the opinion of management, is expected to have a material adverse effect on the Company's consolidated financial position or results of operations.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

  (a) Exhibits

  EXHIBIT
    NO.                              DESCRIPTION
  -------                            -----------
     3.1     Declaration of Trust of the Trust, amended and restated as of June 6, 1988, as amended through February 23, 1998
             (incorporated by reference to Exhibit 3.1 to the Trust's and the Corporation's Joint Annual Report on Form 10-K for the
             year ended December 31, 1997 (the "1997 Form 10-K")).
     3.2     Charter of the Corporation, amended and restated as of
             February 1, 1995, as amended through March 19, 1998
             (incorporated by reference to Exhibit 3.2 to the 1997 Form
             10-K).

  EXHIBIT
    NO.                              DESCRIPTION
  -------                            -----------
     3.3     Amended and Restated Trustees' Regulations of the Trust, as
             amended through June 25, 1998.
     3.4     Amended and Restated Bylaws of the Corporation, as amended through June 25, 1998.
     4.1     Pairing Agreement, dated June 25, 1986, between the Trust
             and the Corporation (incorporated by reference to Exhibit
             4.1 to the Trust's and the Corporation's Joint Annual Report
             on Form 10-K for the year ended December 31, 1994).
     4.2     Amendment No. 1 to the Pairing Agreement, dated as of
             February 1, 1995, between the Trust and the Corporation
             (incorporated by reference to Exhibit 4.2 to the Trust's and the Corporation's Joint Annual Report on Form 10-K for the
             year ended December 31, 1995).
     4.3     Amendment No. 2 to the Pairing Agreement, dated as of
             January 2, 1998, between the Trust and the Corporation
             (incorporated by reference to Exhibit 4.3 to the 1997 Form
             10-K).
    10.1     Amended and Restated Employment Agreement, dated as of April
             15, 1998, between the Corporation and Richard D. Nanula.
    10.2     Second Amendment to Credit Agreement, dated as of April 30,
             1998, among the Trust, Realty Partnership, the Corporation,
             ITT, the lenders named therein (collectively, the
             "Lenders"), Bankers Trust Company and The Chase Manhattan
             Bank, as Administrative Agents, and Lehman Paper and Bank of
             Montreal, as Syndication Agents (the Administrative Agents
             and the Syndication Agents, collectively, the "Agents").
    10.3     Third Amendment to Credit Agreement, dated as of June 15,
             1998, among the Trust, Realty Partnership, the Corporation,
             ITT, the Lenders, and the Agents.
    10.4     Fourth Amendment to Credit Agreement, dated as of July 15,
             1998, among the Trust, Realty Partnership, the Corporation,
             ITT, the Lenders, and the Agents.
    27.1     Financial Data Schedule, Starwood Hotels & Resorts
             Worldwide, Inc.
    27.2     Financial Data Schedule, Starwood Hotels & Resorts.

  (b) Reports on Form 8-K

     During the second quarter of 1998, the Trust and the Corporation filed the following Joint Current Reports on Form 8-K:

          (i) Joint Current Report on Form 8-K dated April 24, 1998, reporting under Item 4 the dismissal of Coopers & Lybrand LLP and the engagement of Arthur Andersen LLP as the Company's independent accountants.

          (ii) Joint Current Report on Form 8-K dated February 23, 1998, filing under Item 7 (i) the unaudited combined consolidated pro forma balance sheet as of December 31, 1997 and the unaudited combined consolidated pro forma statement of income for year then ended of the Trust, the Corporation and ITT; (ii) the audited consolidated balance sheet of ITT as of December 31, 1997 and 1996 and the related audited consolidated statements of income, cash flow and stockholders' equity for each of the three years in the period ended December 31, 1997, together with the related report of Arthur Andersen LLP; and (iii) the audited combined balance sheet of Westin Hotels & Resorts Worldwide, Inc. and certain affiliates as of December 31, 1997, the consolidated balance sheet of W&S Hotel L.L.C. as of December 31, 1996 and the related combined and consolidated statements of operations, changes in stockholders' equity (deficit), members' equity and cash flows for the years ended December 31, 1997 and 1996 and for the period from May 12, 1995 through December 31, 1995.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, each Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STARWOOD HOTELS & RESORTS                          STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
            /s/ BARRY STERNLICHT                               /s/ RONALD C. BROWN
--------------------------------------------       --------------------------------------------
              BARRY STERNLICHT                                   RONALD C. BROWN
    CHAIRMAN AND CHIEF EXECUTIVE OFFICER                   EXECUTIVE VICE PRESIDENT AND
                                                             CHIEF FINANCIAL OFFICER

Date: August 14, 1998

                                 EXHIBIT INDEX

EXHIBIT
  NO.                             DESCRIPTION
-------                           -----------
  3.1     Declaration of Trust of Starwood Hotels & Resorts (the
          "Trust"), amended and restated as of June 6, 1988, as
          amended through February 23, 1998 (incorporated by reference to Exhibit 3.1 to the Trust's and the Corporation's Joint
          Annual Report on Form 10-K of the Trust and Starwood Hotels
          & Resorts Worldwide, Inc. (the "Corporation") for the year ended December 31, 1997 (the "1997 Form 10-K")).
  3.2     Charter of the Corporation, amended and restated as of
          February 1, 1995, as amended through March 19, 1998.
          (Incorporated by reference to Exhibit 3.2 to the 1997 Form
          10-K).
  3.3     Amended and Restated Trustees' Regulations of the Trust, as
          amended through June 25, 1998.
  3.4     Amended and Restated Bylaws of the Corporation, as amended through June 25, 1998.
  4.1     Pairing Agreement, dated June 25, 1986, between the Trust
          and the Corporation (incorporated by reference to Exhibit
          4.1 to the Trust's and the Corporation's Joint Annual Report
          on Form 10-K for the year ended December 31, 1994).
  4.2     Amendment No. 1 to the Pairing Agreement, dated as of
          February 1, 1995, between the Trust and the Corporation
          (incorporated by reference to Exhibit 4.2 to the Trust's and the Corporation's Joint Annual Report on Form 10-K for the
          year ended December 31, 1995).
  4.3     Amendment No. 2 to the Pairing Agreement, dated as of
          January 2, 1998, between the Trust and the Corporation
          (incorporated by reference to Exhibit 4.3 to the 1997 Form
          10-K).
 10.1     Amended and Restated Employment Agreement, dated as of April
          15, 1998, between the Corporation and Richard D. Nanula.
 10.2     Second Amendment to Credit Agreement, dated as of April 30,
          1998, among the Trust, SLT Realty Limited Partnership
          ("Realty Partnership"), the Corporation, ITT Corporation
          ("ITT"), the lenders named therein (collectively, the
          "Lenders"), Bankers Trust Company and The Chase Manhattan
          Bank, as Administrative Agents, and Lehman Brothers and Bank
          of Montreal, as Syndication Agents (the Administrative
          Agents and the Syndication Agents collectively the
          "Agents").
 10.3     Third Amendment to Credit Agreement, dated as of June 15,
          1998, among the Trust, Realty Partnership, the Corporation,
          ITT, the Lenders, and the Agents.
 10.4     Fourth Amendment to Credit Agreement, dated as of July 15,
          1998, among the Trust, Realty Partnership, the Corporation,
          ITT, the Lenders, and the Agents.
 27.1     Financial Data Schedule, Starwood Hotels & Resorts
          Worldwide, Inc.
 27.2     Financial Data Schedule, Starwood Hotels & Resorts.