Form 10-Q
period 1998-09-30
STARWOOD HOTELS & RESORTS; STARWOOD HOTEL & RESORTS WORLDWIDE INC
filed 1998-11-06
CIK 48595, 316206

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

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

        FOR THE TRANSITION PERIOD FROM                TO


        COMMISSION FILE NUMBER: 1-6828                 COMMISSION FILE NUMBER: 1-7959
          STARWOOD HOTELS & RESORTS                           STARWOOD HOTELS
(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS                    & RESORTS
                    CHARTER)                                  WORLDWIDE, INC.
                                               (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS
                                                                  CHARTER)

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

     175,521,662 common shares of beneficial interest, par value $0.01 per share, of Starwood Hotels & Resorts paired with 175,521,662 shares of common stock, par value $0.01 per share, of Starwood Hotels & Resorts Worldwide, Inc., outstanding as of November 5, 1998.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         STARWOOD HOTELS & RESORTS AND
                   STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

                               TABLE OF CONTENTS

ITEM                                                               PAGE
----                                                               ----
PART I.  FINANCIAL INFORMATION
1.   Financial Statements
     Starwood Hotels & Resorts and Starwood Hotels & Resorts
          Worldwide, Inc.:
     Combined Consolidated Balance Sheets as of September 30,
          1998 and December 31, 1997.............................    3
     Combined Consolidated Statements of Income for the Three and
          Nine Months Ended September 30, 1998 and 1997..........    4
     Combined Consolidated Statements of Comprehensive Income for
          the Three and Nine Months Ended September 30, 1998 and
          1997...................................................    5
     Combined Consolidated Statements of Cash Flows for the Nine
          Months Ended September 30, 1998 and 1997...............    6
     Starwood Hotels & Resorts:
     Consolidated Balance Sheet as of September 30, 1998.........    7
     Consolidated Statements of Income for the Three Months Ended
          September 30, 1998 and for the Period from February 23,
          1998 to September 30, 1998.............................    8
     Consolidated Statement of Cash Flows for the Period from
          February 23, 1998 to September 30, 1998................    9
     Starwood Hotels & Resorts Worldwide, Inc.:
     Consolidated Balance Sheet as of September 30, 1998.........   10
     Consolidated Statements of Income for the Three and Nine
          Months Ended September 30, 1998........................   11
     Consolidated Statements of Comprehensive Income for the
          Three and Nine Months Ended September 30, 1998.........   12
     Consolidated Statement of Cash Flows for the Nine Months
          Ended September 30, 1998...............................   13
     Notes to Financial Statements...............................   14
     Unaudited Condensed Combined Consolidated Pro Forma
          Statements of Income for the Three and Nine Months
          Ended September 30, 1998...............................   27
     Notes to Unaudited Condensed Combined Consolidated Pro Forma
          Statements of Income...................................   29
     Unaudited Funds from Operations.............................   30
     Management's Discussion and Analysis of Financial Condition
2.        and Results of Operations..............................   31

PART II.  OTHER INFORMATION
1.   Legal Proceedings...........................................   46
2.   Changes in Securities and Use of Proceeds...................   46
6.   Exhibits and Reports on Form 8-K............................   46

                         PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

     The following unaudited financial statements of Starwood Hotels & Resorts (the "Trust") and Starwood Hotels & Resorts Worldwide, Inc. (the "Corporation" and, together with the Trust, "Starwood Hotels" or the "Company") are provided pursuant to the requirements of this Item. In the opinion of management, all adjustments necessary for fair presentation, consisting of normal recurring adjustments and the adjustment for restructuring and other special charges as disclosed in Note 6, have been included. The financial statements presented herein have been prepared in accordance with the accounting policies described in the Trust's and the Corporation's Joint Annual Report on Form 10-K for the year ended December 31, 1997 and the accounting policies described in the notes to ITT Corporation's historical financial statements included in the Company's Current Report on Form 8-K filed April 27, 1998 (see Note 3) and should be read in conjunction therewith. See Note 1 in the Notes to Financial Statements for the basis of presentation. The financial statements should be read in conjunction with the "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere herein. Results for the three and nine months ended September 30, 1998 are not necessarily indicative of results to be expected for the full fiscal year ending December 31, 1998.

                         STARWOOD HOTELS & RESORTS AND
                   STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

                      COMBINED CONSOLIDATED BALANCE SHEETS
                        (IN MILLIONS, EXCEPT SHARE DATA)

                                                              SEPTEMBER 30,    DECEMBER 31,
                                                                  1998             1997
                                                              -------------    ------------
                                                                                (AUDITED)
                                          ASSETS
Current assets:
  Cash and cash equivalents.................................     $   260          $  201
  Accounts receivable, net..................................         640             424
  Inventories...............................................          67              63
  Prepaid expenses and other................................         228             105
                                                                 -------          ------
         Total current assets...............................       1,195             793
Plant, property and equipment, net..........................       9,853           4,832
Investment in Madison Square Garden.........................          43              85
Other investments...........................................         317             368
Long-term receivables, net..................................         408             281
Other assets................................................         381             450
Goodwill, net...............................................       3,602           1,257
Net assets held for sale....................................         394             386
Net assets of discontinued operations.......................          34              73
                                                                 -------          ------
                                                                 $16,227          $8,525
                                                                 =======          ======
                           LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................     $   271          $  273
  Accrued expenses..........................................       1,112           1,078
  Notes payable and current maturities of long-term debt....         982             898
  Other current liabilities.................................         200             161
                                                                 -------          ------
         Total current liabilities..........................       2,565           2,410
Long-term debt..............................................       7,436           1,070
Deferred income taxes.......................................         585              97
Other liabilities...........................................         450             423
Net liabilities of discontinued operations..................          --           1,600
Minority interest...........................................         583             181
                                                                 -------          ------
                                                                  11,619           5,781
                                                                 -------          ------
Equity put options and forward equity contracts.............         430              --
                                                                 -------          ------
Class B exchangeable preferred shares, at redemption
  value.....................................................         153              --
                                                                 -------          ------
Commitments and contingencies
Stockholders' equity:
  Class A exchangeable preferred shares.....................           5              --
  Corporation common stock at September 30, 1998 and
    December 31, 1997; $0.01 par value; authorized
    1,050,000,000 and 308,600,000 shares; outstanding
    182,837,403 and 126,653,880 at September 30, 1998 and
    December 31, 1997, respectively.........................           2               1
  Trust common shares of beneficial interest at September
    30, 1998 and December 31, 1997; $0.01 par value;
    authorized 1,200,000,000 and 308,600,000 shares;
    outstanding 182,837,403 and 126,653,880 at September 30,
    1998 and December 31, 1997, respectively................           2               1
  Additional paid-in capital................................       2,500           2,934
  Cumulative translation and marketable securities
    adjustment..............................................        (103)           (135)
  Retained earnings (accumulated deficit)...................       1,619             (57)
                                                                 -------          ------
         Total stockholders' equity.........................       4,025           2,744
                                                                 -------          ------
                                                                 $16,227          $8,525
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

                         STARWOOD HOTELS & RESORTS AND
                   STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

                   COMBINED CONSOLIDATED STATEMENTS OF INCOME
                      (IN MILLIONS, EXCEPT PER SHARE DATA)

                                                                THREE MONTHS
                                                                   ENDED          NINE MONTHS ENDED
                                                               SEPTEMBER 30,        SEPTEMBER 30,
                                                              ----------------    ------------------
                                                               1998      1997      1998       1997
                                                              ------    ------    -------    -------
Revenues....................................................  $2,286    $1,458    $6,296     $4,273
Costs and expenses:
  Salaries, benefits and other operating....................   1,657     1,110     4,614      3,242
  Selling, general and administrative.......................     231       151       676        485
  Restructuring and other special charges...................     310        --       310         58
  Depreciation and amortization.............................     143        64       414        198
                                                              ------    ------    ------     ------
                                                               2,341     1,325     6,014      3,983
                                                              ------    ------    ------     ------
                                                                 (55)      133       282        290
Interest expense, net of interest income of $5 and $4 for
  the three months ended September 30, 1998 and 1997,
  respectively, and $22 and $13 for the nine months ended
  September 30, 1998 and 1997, respectively.................    (156)      (27)     (399)       (70)
Gain on sale of Alcatel Alsthom shares......................      --        --        --        183
Gain on investment in Madison Square Garden.................      --        --        31        200
Miscellaneous income (expense), net.........................      (3)      (14)        6        (33)
                                                              ------    ------    ------     ------
                                                                (214)       92       (80)       570
Income tax (expense) benefit................................     109       (46)       79       (246)
Minority equity.............................................       4        (3)       (2)        (3)
                                                              ------    ------    ------     ------
Income (loss) from continuing operations....................    (101)       43        (3)       321
Discontinued operations:
  Net income (loss) from operations, net of taxes and
    minority interest of $1 and $27 for the three months
    ended September 30, 1998 and 1997, respectively, and $5
    and $39 for the nine months ended September 30, 1998 and
    1997, respectively......................................      --        15        (9)        14
  Gain on sale of Educational Services, Inc. shares, net of
    taxes and minority interest of $100.....................      --        --       153         --
  Gain on disposition of World Directories, net of taxes and minority interest of $15 and $543 for the three and nine
    months ended September 30, 1998, respectively...........      24        --       972         --
Cumulative effect of accounting change, net of tax
  benefit of $6.............................................      --        --        --        (11)
                                                              ------    ------    ------     ------
Net income (loss)...........................................  $  (77)   $   58    $1,113     $  324
                                                              ======    ======    ======     ======
Basic earnings per Paired Share:
  Income (loss) from continuing operations..................  $(0.56)   $ 0.34    $(0.10)    $ 2.55
  Income from discontinued operations.......................    0.13      0.12      5.97       0.11
  Cumulative effect of accounting change....................      --        --        --      (0.09)
                                                              ------    ------    ------     ------
Net income (loss)...........................................  $(0.43)   $ 0.46    $ 5.87     $ 2.57
                                                              ======    ======    ======     ======
Diluted earnings per Paired Share:
  Income (loss) from continuing operations..................  $(0.56)   $ 0.34    $(0.10)    $ 2.51
  Income from discontinued operations.......................    0.13      0.11      5.97       0.11
  Cumulative effect of accounting change....................      --        --        --      (0.09)
                                                              ------    ------    ------     ------
Net income (loss)...........................................  $(0.43)   $ 0.45    $ 5.87     $ 2.53
                                                              ======    ======    ======     ======
Weighted average number of Paired Shares....................     188       126       187        126
                                                              ======    ======    ======     ======
Weighted average number of equivalent Paired Shares.........     188       128       187        128
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

                         STARWOOD HOTELS & RESORTS AND
                   STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

            COMBINED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (IN MILLIONS)

                                                 THREE MONTHS ENDED         NINE MONTHS ENDED
                                                   SEPTEMBER 30,              SEPTEMBER 30,
                                                 ------------------        -------------------
                                                 1998         1997          1998         1997
                                                 -----        -----        ------        -----
Net income (loss)..............................  $(77)        $ 58         $1,113        $ 324
Other comprehensive income:
Foreign currency translation adjustments --
  Foreign currency translation arising during
     the period................................    46          (51)            --         (126)
  Reclassification adjustment for losses
     included in net income....................    --           --             33           --
Unrealized gains on securities --
  Unrealized holding gains (losses) arising
     during the period.........................    --           --             (1)         176
  Reclassification adjustment for gains
     included in net income....................    --           --             --         (114)
                                                 ----         ----         ------        -----
                                                   46          (51)            32          (64)
                                                 ----         ----         ------        -----
Comprehensive income (loss)....................  $(31)        $  7         $1,145        $ 260
                                                 ====         ====         ======        =====

The accompanying notes to financial statements are an integral part of the above statements.

                         STARWOOD HOTELS & RESORTS AND
                   STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

                 COMBINED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN MILLIONS)

                                                              NINE MONTHS ENDED
                                                                SEPTEMBER 30,
                                                              ------------------
                                                               1998       1997
                                                              -------    -------
OPERATING ACTIVITIES
Net income..................................................  $ 1,113    $   324
Exclude:
Discontinued operations --
  Net (income) loss from operations.........................        9        (14)
  Gain on sale of World Directories and Educational
    Services, Inc...........................................   (1,125)        --
Cumulative effect of accounting change......................       --         11
                                                              -------    -------
Income (loss) from continuing operations....................       (3)       321
Adjustments to income (loss) from continuing operations:
  Depreciation and amortization.............................      414        198
  Amortization of deferred loan costs.......................       15         --
  Non-cash portion of restructuring and other special
    charges.................................................      150         --
  Provision for doubtful receivables........................       31         28
  Minority equity in net income.............................        2          3
  Equity income, net of dividends received..................      (17)        --
  Gain on sale of real estate and investments -- pretax.....      (58)      (410)
Changes in working capital:
  Accounts receivable.......................................      (93)       (30)
  Inventories...............................................        2         (2)
  Accounts payable..........................................       15        (30)
  Accrued expenses..........................................     (279)       119
Accrued and deferred income taxes...........................     (111)        10
Other, net..................................................      (40)       (24)
                                                              -------    -------
  Cash from continuing operations...........................       28        183
                                                              -------    -------
  Cash used for discontinued operations.....................       --        (10)
                                                              -------    -------
  Cash from operating activities............................       28        173
                                                              -------    -------
INVESTING ACTIVITIES
Additions to plant, property and equipment..................     (694)      (762)
Proceeds from sale of real estate and investments...........    2,811      1,618
Collection of Cablevision note receivable...................       --        169
Acquisitions, net of acquired cash..........................      (60)      (284)
Employee benefit trust......................................      146       (119)
Other, net..................................................     (286)       (20)
                                                              -------    -------
  Cash from investing activities............................    1,917        602
                                                              -------    -------
FINANCING ACTIVITIES
Short-term debt, net........................................      504       (154)
Long-term debt issued.......................................    2,454        665
Long-term debt repaid.......................................   (1,481)    (1,088)
Proceeds from equity offering...............................      245         --
Dividends paid..............................................   (3,249)        --
Stock repurchases...........................................     (343)        --
Other, net..................................................      (16)        25
                                                              -------    -------
  Cash used for financing activities........................   (1,886)      (552)
                                                              -------    -------
Exchange rate effect on cash and cash equivalents...........       --         (5)
                                                              -------    -------
Increase in cash and cash equivalents.......................       59        218
Cash and cash equivalents -- beginning of period............      201        205
                                                              -------    -------
Cash and cash equivalents -- end of period..................  $   260    $   423
                                                              =======    =======
Supplemental disclosures of cash flow information:
Cash paid during the period for --
  Interest..................................................  $   352    $    39
                                                              =======    =======
  Income taxes, net of refunds..............................  $    47    $   231
                                                              =======    =======

The accompanying notes to financial statements are an integral part of the above statements.

                           STARWOOD HOTELS & RESORTS

                           CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 1998
                        (IN MILLIONS, EXCEPT SHARE DATA)

ASSETS
Current assets:
  Cash and cash equivalents.................................  $    9
  Accounts receivable, net..................................      13
  Receivable, Corporation...................................     251
  Prepaid expenses and other................................      75
                                                              ------
          Total current assets..............................     348
Plant, property and equipment, net..........................   4,275
Other investments, Corporation..............................     849
Other investments...........................................      31
Long-term receivables, net..................................     159
Long-term receivables, Corporation..........................   2,477
Other assets................................................      10
Goodwill, net...............................................     177
Net assets held for sale....................................       7
                                                              ------
                                                              $8,333
                                                              ======
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................  $   15
  Accrued expenses..........................................     145
  Notes payable and current maturities of long-term debt....     288
                                                              ------
          Total current liabilities.........................     448
Long-term debt..............................................     316
Minority interest...........................................     426
                                                              ------
                                                               1,190
                                                              ------
Equity put options and forward equity contracts.............     301
                                                              ------
Class B exchangeable preferred shares, at redemption
  value.....................................................     153
                                                              ------
Commitments and contingencies
Stockholders' equity:
  Class A exchangeable preferred shares.....................       5
  Trust common shares of beneficial interest; $0.01 par
     value; authorized 1,200,000,000 shares; outstanding
     182,837,403............................................       2
  Additional paid-in capital................................   6,721
  Accumulated deficit.......................................     (39)
                                                              ------
          Total stockholders' equity........................   6,689
                                                              ------
                                                              $8,333
                                                              ======

The accompanying notes to financial statements are an integral part of the above statement.

                           STARWOOD HOTELS & RESORTS

                       CONSOLIDATED STATEMENTS OF INCOME
                      (IN MILLIONS, EXCEPT PER SHARE DATA)

                                                                                     PERIOD FROM
                                                          THREE MONTHS ENDED      FEBRUARY 23, 1998
                                                          SEPTEMBER 30, 1998    TO SEPTEMBER 30, 1998
                                                          ------------------    ---------------------
Revenues................................................        $   1                   $   2
Rent and interest, Corporation..........................          180                     435
Costs and expenses:
  Selling, general and administrative...................            6                      12
  Depreciation and amortization.........................           34                     109
                                                                -----                   -----
                                                                   40                     121
                                                                -----                   -----
                                                                  141                     316
Interest expense, net of interest income of $4 and $7...           (4)                    (12)
                                                                -----                   -----
                                                                  137                     304
Income tax expense......................................           --                      (1)
Minority equity.........................................           (9)                    (18)
                                                                -----                   -----
Net income..............................................        $ 128                   $ 285
                                                                =====                   =====
Basic net income per share..............................        $0.65                   $1.44
                                                                =====                   =====
Diluted net income per share............................        $0.64                   $1.43
                                                                =====                   =====
Weighted average number of shares.......................          188                     187
                                                                =====                   =====
Weighted average number of equivalent shares............          199                     189
                                                                =====                   =====

The accompanying notes to financial statements are an integral part of the above statements.

                           STARWOOD HOTELS & RESORTS

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN MILLIONS)

                                                                   PERIOD FROM
                                                                FEBRUARY 23, 1998
                                                              TO SEPTEMBER 30, 1998
                                                              ---------------------
OPERATING ACTIVITIES
Net income..................................................          $ 285
Adjustments to net income:
  Depreciation and amortization.............................            109
  Minority equity in net income.............................             18
Changes in working capital:
  Accounts receivable.......................................             (8)
  Accounts payable..........................................             10
  Accrued expenses..........................................            (13)
  Other, net................................................              2
                                                                      -----
  Cash from operating activities............................            403
                                                                      -----
INVESTING ACTIVITIES
Additions to plant, property and equipment..................           (139)
Proceeds from divestments...................................            250
Acquisitions, net of acquired cash..........................            (13)
Notes receivable, Corporation...............................             45
Other, net..................................................           (275)
                                                                      -----
  Cash used for investing activities........................           (132)
                                                                      -----
FINANCING ACTIVITIES
Long-term debt issued, net..................................             12
Proceeds from equity offering...............................            171
Dividends paid..............................................           (213)
Stock repurchase............................................           (240)
Other, net..................................................              8
                                                                      -----
  Cash used in financing activities.........................           (262)
                                                                      -----
Increase in cash and cash equivalents.......................              9
Cash and cash equivalents -- beginning of period............             --
                                                                      -----
Cash and cash equivalents -- end of period..................          $   9
                                                                      =====
Supplemental disclosures of cash flow information:
Cash paid during the period for --
  Interest..................................................          $  15
                                                                      =====
  Income taxes..............................................          $   1
                                                                      =====

The accompanying notes to financial statements are an integral part of the above statement.

                   STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

                           CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 1998
                        (IN MILLIONS, EXCEPT SHARE DATA)

                               ASSETS
Current assets:
  Cash and cash equivalents.................................  $   251
  Accounts receivable, net..................................      627
  Inventories...............................................       67
  Prepaid expenses and other................................      153
                                                              -------
          Total current assets..............................    1,098
Plant, property and equipment, net..........................    5,578
Investment in Madison Square Garden.........................       43
Other investments...........................................      286
Long-term receivables, net..................................      249
Other assets................................................      371
Goodwill, net...............................................    3,425
Net assets held for sale....................................      387
Net assets of discontinued operations.......................       34
                                                              -------
                                                              $11,471
                                                              =======
                LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
  Accounts payable..........................................  $   256
  Accrued expenses..........................................      967
  Notes payable and current maturities of long-term debt....      694
  Notes payable and current maturities of long-term debt,
     Trust..................................................      251
  Other current liabilities.................................      200
                                                              -------
          Total current liabilities.........................    2,368
Long-term debt..............................................    7,120
Long-term debt, Trust.......................................    2,477
Deferred income taxes.......................................      585
Other liabilities...........................................      450
Minority interest...........................................    1,006
                                                              -------
                                                               14,006
                                                              -------
Equity put options and forward equity contracts.............      129
                                                              -------
Commitments and contingencies
Stockholders' deficit:
  Corporation common stock; $0.01 par value; authorized
     1,050,000,000 shares; outstanding 182,837,403..........        2
  Additional paid-in capital................................   (4,221)
  Cumulative translation and marketable securities
     adjustment.............................................     (103)
  Retained earnings.........................................    1,658
                                                              -------
          Total stockholders' deficit.......................   (2,664)
                                                              -------
                                                              $11,471
                                                              =======

The accompanying notes to financial statements are an integral part of the above statement.

                   STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

                       CONSOLIDATED STATEMENTS OF INCOME
                      (IN MILLIONS, EXCEPT PER SHARE DATA)

                                                           THREE MONTHS ENDED    NINE MONTHS ENDED
                                                           SEPTEMBER 30, 1998    SEPTEMBER 30, 1998
                                                           ------------------    ------------------
Revenues.................................................        $2,285                $6,294
Costs and expenses:
  Salaries, benefits and other operating.................         1,657                 4,614
  Selling, general and administrative....................           225                   664
  Rent and interest, Trust...............................           180                   435
  Restructuring and other special charges................           310                   310
  Depreciation and amortization..........................           109                   305
                                                                 ------                ------
                                                                  2,481                 6,328
                                                                 ------                ------
                                                                   (196)                  (34)
Interest expense, net of interest income of $1 and $15...          (152)                 (387)
Gain on sale of Madison Square Garden....................            --                    31
Miscellaneous income (expense)...........................            (3)                    6
                                                                 ------                ------
                                                                   (351)                 (384)
Income tax benefit.......................................           109                    80
Minority equity..........................................            13                    16
                                                                 ------                ------
Loss from continuing operations..........................          (229)                 (288)
Discontinued operations:
  Net loss from operations, net of taxes and minority
     interest of $1 and $5...............................            --                    (9)
  Gain on sale of Educational Services, Inc. shares, net
     of taxes and minority interest of $100..............            --                   153
  Gain on disposition of World Directories, net of taxes
     and minority interest of $15 and $543 for the three
     and nine months ended September 30, 1998,
     respectively........................................            24                   972
                                                                 ------                ------
Net income (loss)........................................        $ (205)               $  828
                                                                 ======                ======
Basic earnings per share:
  Loss from continuing operations........................        $(1.22)               $(1.54)
  Income from discontinued operations....................          0.13                  5.97
                                                                 ------                ------
Net income (loss)........................................        $(1.09)               $ 4.43
                                                                 ======                ======
Diluted earnings per share:
  Loss from continuing operations........................        $(1.22)               $(1.54)
  Income from discontinued operations....................          0.13                  5.97
                                                                 ------                ------
Net income (loss)........................................        $(1.09)               $ 4.43
                                                                 ======                ======
Weighted average number of shares........................           188                   187
                                                                 ======                ======
Weighted average number of equivalent shares.............           188                   187
                                                                 ======                ======

The accompanying notes to financial statements are an integral part of the above statements.

                   STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (IN MILLIONS)

                                                           THREE MONTHS ENDED    NINE MONTHS ENDED
                                                           SEPTEMBER 30, 1998    SEPTEMBER 30, 1998
                                                           ------------------    ------------------
Net income (loss)........................................        $(205)                 $828
Other comprehensive income:
Foreign currency translation adjustments --
  Foreign currency translation arising during the
     period..............................................           46                    --
  Reclassification adjustment of losses included in net
     income..............................................           --                    33
Unrealized gains on securities --
  Unrealized holding losses arising during the period....           --                    (1)
                                                                 -----                  ----
                                                                    46                    32
                                                                 -----                  ----
Comprehensive income (loss)..............................        $(159)                 $860
                                                                 =====                  ====

The accompanying notes to financial statements are an integral part of the above statements.

                   STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN MILLIONS)

                                                              NINE MONTHS ENDED
                                                              SEPTEMBER 30, 1998
                                                              ------------------
OPERATING ACTIVITIES
Net income..................................................       $   828
Exclude:
Discontinued operations --
  Net loss from operations..................................             9
  Gain on sale of World Directories and Educational
    Services, Inc...........................................        (1,125)
                                                                   -------
Loss from continuing operations.............................          (288)
Adjustments to loss from continuing operations:
  Depreciation and amortization.............................           305
  Amortization of deferred loan costs.......................            15
  Non-cash portion of restructuring and other special
    charges.................................................           150
  Provision for doubtful receivables........................            31
  Minority equity in net income.............................           (16)
  Equity income, net of dividends received..................           (17)
  Gain on divestments -- pretax.............................           (58)
Changes in working capital:
  Accounts receivable.......................................           (85)
  Inventories...............................................             2
  Accounts payable..........................................             5
  Accrued expenses..........................................          (266)
  Accrued and deferred taxes................................          (111)
  Other, net................................................           (42)
                                                                   -------
  Cash used for operating activities........................          (375)
                                                                   -------
INVESTING ACTIVITIES
Additions to plant, property and equipment..................          (555)
Proceeds from divestments...................................         2,561
Acquisitions, net of acquired cash..........................           (47)
Employee benefit trust......................................           146
Other, net..................................................           (11)
                                                                   -------
  Cash from investing activities............................         2,094
                                                                   -------
FINANCING ACTIVITIES
Short-term debt, net........................................           504
Long-term debt issued, net..................................         2,442
Long-term debt repaid.......................................        (1,481)
Notes payable, Trust........................................           (45)
Proceeds from equity offering...............................            74
Dividends paid..............................................        (3,036)
Stock repurchases...........................................          (103)
Other, net..................................................           (24)
                                                                   -------
  Cash used for financing activities........................        (1,669)
                                                                   -------
Increase in cash and cash equivalents.......................            50
Cash and cash equivalents -- beginning of period............           201
                                                                   -------
Cash and cash equivalents -- end of period..................       $   251
                                                                   =======
Supplemental disclosures of cash flow information:
Cash paid during the period for --
  Interest..................................................       $   337
                                                                   =======
  Income taxes, net of refunds..............................       $    46
                                                                   =======

The accompanying notes to financial statements are an integral part of the above statement.

                         STARWOOD HOTELS & RESORTS AND
                   STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

                         NOTES TO FINANCIAL STATEMENTS

NOTE 1.  BASIS OF PRESENTATION

     The accompanying balance sheets as of September 30, 1998 and statements of income and comprehensive income for the three months ended September 30, 1998 include the accounts of Starwood Hotels & Resorts and its subsidiaries (the "Trust") and Starwood Hotels & Resorts Worldwide, Inc. and its subsidiaries (the "Corporation" and, together with the Trust, "Starwood Hotels" or the "Company"), inclusive of ITT Corporation and its subsidiaries ("ITT") (see Note 3). Because the Company's acquisition of ITT (the "ITT Merger") is treated as a reverse purchase for financial accounting purposes, the statements of income, comprehensive income and cash flows for the nine months ended September 30, 1998 include the accounts of the Trust and the Corporation for the period from the closing of the ITT Merger on February 23, 1998 through September 30, 1998 and the accounts of ITT for the nine months ending September 30, 1998. Additionally, the historical financial statements for the three and nine months ending September 30, 1997 and as of December 31, 1997 represent the results of ITT.

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

     The Company is one of the largest hotel and gaming companies in the world and the Trust is one of the largest REITs in the United States. The Company's principal lines of business are hotels and gaming. The hotels segment is comprised of a worldwide hospitality network of approximately 650 full-service hotels primarily serving three markets: luxury, upscale and mid-price. The Company's hotel operations are represented on every continent and in nearly every major world market. The Company's gaming operations are located in several key domestic jurisdictions. The Company also operates various hotel/casino ventures outside the United States.

     Starwood Hotels is currently a "paired share REIT." Under provisions of the Internal Revenue Code, a REIT and a non-REIT whose shares are paired are treated as one entity for purposes of determining whether either entity qualifies as a REIT. If these provisions applied to the Company, the Trust would not qualify as a REIT. Starwood Hotels is not subject to these provisions since it is one of the paired share REITs that were "grandfathered" when these provisions were enacted. Recently, Congress enacted tax legislation that has the effect of eliminating this grandfathering for certain interests in real property acquired after March 26, 1998. With respect to certain interests in real property acquired after March 26, 1998, this new legislation treats "grandfathered paired share REITs" as one entity for REIT qualification purposes. In response to this legislation, the Company has proposed a restructuring of the Trust and the Corporation (the "Restructuring"). After completion of the proposed Restructuring, the Company would no longer be a "grandfathered paired share REIT." In the Restructuring, the Trust would become a subsidiary of the Corporation, which would hold all outstanding shares of the new Class A shares of beneficial interest in the Trust. Each outstanding Trust Share would be converted into one share of the new non-voting Class B shares of beneficial interest in the Trust. The Restructuring would be accounted for as a reorganization of two companies under common control. As such, there would be no revaluation of the assets and liabilities of the combining companies. If the Restructuring occurs, the Company is expected to take a one-time charge of approximately $1 billion at the time of the Restructuring, primarily related to a deferred tax liability that will result from the Restructuring.

     The Corporation, through its subsidiaries, is the general partner of, and holds an aggregate 95.2% partnership interest in, SLC Operating Limited Partnership (the "Operating Partnership") as of Septem-

                         STARWOOD HOTELS & RESORTS AND
                   STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

                  NOTES TO FINANCIAL STATEMENTS -- (Continued)

ber 30, 1998. The Trust, through its subsidiaries, is the general partner of, and owns an aggregate 95.3% partnership interest in, SLT Realty Limited Partnership (the "Realty Partnership" and, together with the Operating Partnership, the "Partnerships") as of September 30, 1998. The Realty Partnership principally owns, directly or indirectly, fee, ground lease and mortgage loan interests in hotel properties. The Operating Partnership, directly or indirectly, principally leases hotel properties from the Realty Partnership and also owns fee interests in other hotel properties and manages hotels for third parties.

NOTE 2.  SIGNIFICANT ACCOUNTING POLICIES

  Comprehensive Income

     In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130, Reporting Comprehensive Income, which establishes standards for the reporting and display of comprehensive income and its components. SFAS No. 130 requires a separate statement to report the components of comprehensive income for each period reported. The Company adopted SFAS No. 130 on January 1, 1998 and, as such, has included the required statement of comprehensive income and the expanded disclosure in the accompanying financial statements for the Company and the Corporation.

     During the nine months ended September 30, 1997, the Company recorded foreign currency translation adjustments of approximately $126 million. In addition, during the nine months ended September 30, 1998 and 1997, the Company held securities classified as available-for-sale which had unrealized net gains (losses) during the period of approximately $(1) million and $176 million, respectively. ITT sold certain securities during the nine months ended September 30, 1997 recognizing a gain of $114 million.

  Derivatives

     The Company enters into interest rate swap agreements to manage interest rate exposure. The differential to be paid or received under these agreements is accrued consistent with the terms of the agreements and market interest rates and is recognized in interest expense over the term of the related debt using the effective interest method (the accrual accounting method). The related amounts payable to or receivable from counterparties are included in other liabilities or assets. The fair value of the swap agreements and changes in the fair value as a result of changes in market interest rates are not recognized in the financial statements.

     The Company enters into foreign currency forward contracts and foreign currency swaps as a means of hedging exposure to foreign currency. Foreign currency forward contracts and foreign currency swaps are accounted for in accordance with SFAS No. 52, Foreign Currency Translation. Changes in the value of the derivative instruments designated as hedges of foreign currency denominated assets and liabilities are classified in the same manner as the classification of the changes in the underlying assets and liabilities.

     The Company does not enter into these derivative financial instruments for speculative purposes and closely monitors the financial stability and credit standing of its counterparties. When a derivative is deemed to no longer effectively correlate with its underlying assets or liabilities, it is the Company's policy to mark to market these derivatives.

NOTE 3.  ACQUISITIONS

  Hotel Acquisitions

     In July 1998, the Company acquired a 95% non-controlling interest in the 760-room Westin Maui in Maui, Hawaii for approximately $132 million.

     In May 1998, the Company acquired the 242-room Danbury Hilton Hotel in Danbury, Connecticut for approximately $20 million.

                         STARWOOD HOTELS & RESORTS AND
                   STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

     In January 1998, the Company completed the acquisition of four full-service, luxury properties located in Aspen, Colorado; New York, New York; Washington, D.C.; and Houston, Texas for a total consideration of approximately $348 million, consisting of $164 million in cash and 3.7 million Paired Shares valued for purposes of this transaction at approximately $184 million.

  Acquisition of ITT

     On February 23, 1998, pursuant to an Amended and Restated Agreement and Plan of Merger, dated as of November 12, 1997 (the "ITT Merger Agreement"), among the Corporation, Chess Acquisition Corp. ("Merger Sub"), the Trust and ITT, the Company acquired ITT.

     Pursuant to the terms of the ITT Merger Agreement, Merger Sub, a newly formed Nevada corporation, was merged with and into ITT (the "ITT Merger"), whereupon the separate corporate existence of Merger Sub ceased and ITT continued as the surviving corporation. As a result of the ITT Merger, ITT was owned jointly by the Trust and the Corporation. Immediately after the effective time of the ITT Merger, the Corporation purchased all of the common stock, no par value, of ITT ("ITT Common Stock") owned by the Trust for a combination of cash and notes. After such purchase, ITT became a wholly owned subsidiary of the Corporation.

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

     On February 23, 1998, the Company obtained two credit facilities ($5.6 billion in total) with Lehman Commercial Paper Inc., Bankers Trust Company and The Chase Manhattan Bank to fund the cash portion of the ITT Merger consideration, to refinance a portion of the Company's existing indebtedness (including indebtedness outstanding under the $2.2 Billion Facility, as defined below) and to provide funds for general corporate purposes. These facilities are comprised of a $3.1 billion senior secured credit facility (the "$3.1 Billion Facility") and a $2.5 billion, five-year secured increasing rate notes facility (the "IRN Facility").

     The $3.1 Billion Facility has three tranches: a $1.0 billion, one-year term loan; a $1.0 billion, five-year term loan; and a $1.1 billion, five-year revolving credit facility. The Corporation, the Trust and certain of their respective direct and indirect subsidiaries may be designated as borrowers or co-borrowers under all or a portion of the $3.1 Billion Facility. The interest rate for the $3.1 Billion Facility was one-, two- or three-month LIBOR, at the Company's option, plus a margin which was 187.5 basis points for the six months ended August 24, 1998. The margin is determined pursuant to a pricing "grid" with rates based on the Company's leverage and/or senior unsecured debt rating. Quarterly amortization of the five-year term loan begins in the third year, with total amortization of 10%, 20% and 70% of the principal amount over the third, fourth and fifth year, respectively. Repayment of amounts borrowed under the $3.1 Billion Facility is guaranteed by the Trust, the Corporation and substantially all their respective significant subsidiaries (including the Partnerships, as defined below) other than gaming and foreign subsidiaries and joint venture entities (the "Guarantor Subsidiaries"), to the extent such entities are not borrowers or co-borrowers, and is secured by a pledge of all the capital stock, partnership interests and other equity interests of the Guarantor Subsidiaries.

                         STARWOOD HOTELS & RESORTS AND
                   STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

     The IRN Facility consists of a single drawdown, senior increasing rate, non-amortizing five-year term loan for $2.5 billion. The Corporation is the borrower under the IRN Facility; the Trust and all Guarantor Subsidiaries are guarantors of the IRN Facility. The IRN Facility is secured equally and ratably by all the collateral securing the $3.1 Billion Facility and is pari passu in right of payment with all other senior indebtedness of the borrower and the Guarantor Subsidiaries, including the $3.1 Billion Facility. Amounts borrowed under the IRN Facility bore interest at one-, two- or three-month LIBOR plus 175 basis points for the three months ending May 24, 1998, with the interest rate increasing by 50 basis points every three months thereafter, up to a maximum rate of one-, two- or three-month LIBOR plus 375 basis points.

     The Company accounted for the ITT Merger as a reverse purchase in accordance with Accounting Principles Board Opinion No. 16. Purchase accounting for a combination is similar to the accounting treatment used in the acquisition of any asset group. Although the Trust and the Corporation issued Paired Shares to ITT stockholders and survived the ITT Merger, the Trust and the Corporation are considered the acquired companies for accounting purposes since the prior ITT stockholders held a majority of the outstanding Paired Shares immediately after the ITT Merger was consummated. The fair market value of the Paired Shares outstanding and available upon conversion of the Partnership units held by the Starwood Hotels' stockholders prior to the ITT Merger and the Partnerships' unit holders, respectively (using the stock price of $54.31 per Paired Share, based on the average of the high and low prices per Paired Share of Starwood Hotels as reported on the New York Stock Exchange (the "NYSE") on November 12, 1997), is used as the valuation basis for the combination. The fair market value of the Paired Shares outstanding on February 23, 1998 (the ITT Merger closing date) immediately prior to giving effect to the ITT Merger in excess of the net book value of the assets and liabilities of Starwood Hotels has been allocated on a preliminary basis to plant, property and equipment and goodwill. The goodwill is being amortized over a 40-year period. The allocation of the excess of fair market value of the assets and liabilities will be finalized when the Company completes its valuation of the assets acquired and liabilities assumed. The calculation of the excess of the fair market value of the Paired Shares over the book value of the Company's assets and liabilities at February 23, 1998 is as follows (in millions):

Total Paired Shares and Partnership units outstanding prior
  to the ITT Merger.........................................       80
Fair market value of the Company's Paired Shares using the
  stock price of $54.31 (based on the average of the high
  and low prices per Paired Share of Starwood Hotels as
  reported on the NYSE on November 12, 1997)................  $ 4,350
Book value of the Company's combined consolidated equity....   (1,775)
Transaction-related fees and expenses.......................       37
Minority interest related to the Partnerships...............     (152)
                                                              -------
Excess of fair market value of Paired Shares over the book
  value of net assets.......................................  $ 2,460
                                                              =======

     Because the acquisition of ITT is treated as a reverse purchase for financial accounting purposes, the statements of income, comprehensive income and cash flows for the nine months ended September 30, 1998 include the accounts of the Trust and the Corporation for the period from the closing of the ITT Merger on February 23, 1998 through September 30, 1998 and the accounts of ITT for the nine months ending September 30, 1998. The financial statements for the Company as of and for the three months ended September 30, 1998 include the accounts of the Trust, the Corporation and ITT. Historical stockholders' equity of the Company prior to the ITT Merger has been retroactively restated for the equivalent number of shares received in the ITT Merger after giving effect to the difference in par value between Starwood Hotels' and ITT's stock. Unless otherwise indicated, all references herein to the number of Paired Shares and per share amounts have been restated to reflect the impact of the reverse acquisition at the conversion factor of 1.543 Paired Shares for each ITT Share acquired. Certain reclassifications have been made to the Company's

                         STARWOOD HOTELS & RESORTS AND
                   STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

balance sheet in the current year to conform to the presentation of the ITT balance sheet as of December 31, 1997. See Note 14 and the Combined Consolidated Pro Forma Statements of Unaudited Income included therein for the pro forma information giving effect to the ITT Merger.

  Acquisition of Westin

     On January 2, 1998, pursuant to a Transaction Agreement dated as of September 8, 1997 (the "Westin Transaction Agreement"), among WHWE L.L.C. ("WHWE"), Woodstar Investor Partnership ("Woodstar"), Nomura Asset Capital Corporation ("Nomura"), Juergen Bartels (Mr. Bartels, together with WHWE, Woodstar and Nomura, the "Members"), Westin Hotels & Resorts Worldwide, Inc. ("Westin Worldwide"), W&S Lauderdale Corp. ("Lauderdale"), W&S Seattle Corp. ("Seattle"), Westin St. John Hotel Company, Inc. ("St. John"), W&S Denver Corp. ("Denver"), W&S Atlanta Corp. ("Atlanta" and, together with Westin Worldwide, Lauderdale, Seattle, St. John and Denver, "Westin"), W&S Hotel L.L.C. ("W&S LLC" and, together with Westin, the "Westin Companies" or "Westin"), the Trust, the Corporation and the Partnerships, Starwood Hotels acquired Westin.

     Pursuant to the terms of the Transaction Agreement,

          (i) Westin Worldwide merged into the Trust (the "Westin Merger"). In connection with the Westin Merger, all the issued and outstanding shares of capital stock of Westin Worldwide (other than shares held by Westin Worldwide and its subsidiaries or by the Company) were converted into an aggregate of 6,285,783 Class A Exchangeable Preferred Shares, par value $0.01 per share (the "Class A EPS"), of the Trust and 5,294,783 Class B Exchangeable Preferred Shares, liquidation value $38.50 per share (the "Class B EPS" and, together with the Class A EPS, the "EPS"), of the Trust and cash in the amount of $177.9 million;

          (ii) The stockholders of Lauderdale, Seattle and Denver contributed all the outstanding shares of such companies to the Realty Partnership. In exchange for such contribution and after giving effect to the deemed exchange of certain units, the Realty Partnership issued to such stockholders an aggregate of 470,309 limited partnership units of the Realty Partnership and the Trust issued to such stockholders an aggregate of 127,534 shares of Class B EPS. In addition, in connection with the foregoing share contribution, the Realty Partnership assumed, repaid or refinanced the indebtedness of Lauderdale, Seattle and Denver and assumed $84.2 million of indebtedness incurred by the Members prior to such contributions; and

          (iii) The stockholders of Atlanta and St. John contributed all the outstanding shares of such companies to the Operating Partnership. In exchange for such contribution and after giving effect to the deemed exchange of certain units, the Operating Partnership issued to such stockholders an aggregate of 312,741 limited partnership units of the Operating Partnership and the Trust issued to such stockholders an aggregate of 80,415 shares of Class B EPS. In addition, in connection with the foregoing share contributions, the Operating Partnership assumed, repaid or refinanced indebtedness of Atlanta and St. John and assumed $3.4 million of indebtedness incurred by the Members prior to such contributions.

     The aggregate principal amount of debt assumed or incurred by the Company pursuant to the Westin Transaction Agreement was approximately $1.0 billion.

     The shares of Class A EPS, the shares of Class B EPS and the limited partnership interests issued in connection with the Westin Merger and the contribution of Seattle, Lauderdale, Denver, St. John and Atlanta to the Partnerships are directly or indirectly exchangeable on a one-for-one basis (subject to certain adjustments) for Paired Shares (subject to the right of the Company to elect to pay cash in lieu of issuing such shares). The limited partnership interests also are exchangeable on a one-for-one basis for shares of Class B EPS. The shares of Class B EPS have a liquidation preference of $38.50 per share and provide the

                         STARWOOD HOTELS & RESORTS AND
                   STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

holders with the right, from and after the fifth anniversary of the closing date of the Westin Merger, to require the Trust to redeem such shares at a price of $38.50.

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

NOTE 4.  DISPOSITIONS AND DISCONTINUED OPERATIONS

     In June 1998, the Company sold the 151-room Bay Valley Hotel and Resort in Bay City, Michigan for approximately $5 million and its remaining interest in the King 8 Hotel and Casino in Las Vegas, Nevada for approximately $3 million.

     In June 1998, the Company sold approximately 13 million shares of ITT Educational Services, Inc. ("Educational Services") in a public offering for total gross proceeds of approximately $315 million. The Company continues to explore its options regarding the disposition of its remaining 35% ownership interest in Educational Services. The assets and liabilities of Educational Services are included in net assets of discontinued operations in the Company's financial statements.

     The Company disposed of the following eight properties in May 1998 for a total of approximately $245 million in cash: the 229-room Embassy Suites Phoenix Airport in Phoenix, Arizona; the 224-room Tempe Embassy Suites in Tempe, Arizona; the 198-room Palm Desert Embassy Suites in Palm Desert, California; the 233-room Embassy Suites Hotel in Atlanta, Georgia; the 297-room St. Louis Embassy Suites in St. Louis, Missouri; the 308-room Doubletree Guest Suites in Dallas-Ft. Worth International Airport, Texas; the 254-room Doubletree Guest Suites Cypress Creek in Ft. Lauderdale, Florida; and the 155-room Doubletree Guest Suites in Lexington, Kentucky.

     In May 1998, the Company sold a Gulfstream V corporate aircraft for approximately $39 million in cash.

     In March 1998, ITT and Dow Jones & Company, Inc. sold WBIS+, Channel 31 in New York City, to Paxson Communications Corporation ("Paxson") for a total cash purchase price of approximately $258 million; approximately $128 million was received by ITT.

     In February 1998, ITT disposed of ITT World Directories ("WD"), the subsidiary through which ITT conducted its telephone directories publishing business, to VNU, a leading international publishing and information company based in the Netherlands, for gross consideration to ITT of $2.1 billion. Company interest expense and debt related to the disposition of WD was allocated to discontinued operations based upon the amount of debt repaid with the proceeds from this disposition. The assets and liabilities of WD are included in net liabilities of discontinued operations in the Company's financial statements.

     In June 1997, ITT sold a 38.5% ownership interest in Madison Square Garden, L.P. ("MSG") to Cablevision Systems Corporation ("Cablevision") for approximately $493.5 million and recorded a pretax gain of approximately $200 million. ITT also had two "put" options each allowing ITT to require Cablevision or MSG to purchase one-half of ITT's then continuing 7.81% interest in MSG for $75 million. In addition, ITT contributed to MSG an ITT-owned aircraft which MSG had used for the New York Knickerbockers basketball team and the New York Rangers hockey team. In consideration of the aircraft contribution, Cablevision agreed to increase the exercise price of each of ITT's "put" options by $19 million. ITT exercised one "put" option in April 1998 for total consideration of approximately $94 million, and the remaining "put" option is exercisable in June 1999.

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

NOTE 5.  CHANGES IN ACCOUNTING PRINCIPLES

     Effective January 1, 1997, ITT changed its method of accounting for start-up costs on major hospitality and gaming projects to expense these costs as incurred. Prior to 1997, ITT capitalized these costs and amortized them over a three-year period. The 1997 results were restated to record a pretax charge of $17 million ($11 million after taxes) as the cumulative effect of this accounting change. In connection with the ITT Merger, the Company elected to follow ITT's accounting treatment regarding start-up costs and, therefore, is expensing start-up costs as incurred.

NOTE 6.  RESTRUCTURING AND OTHER SPECIAL CHARGES

     During the third quarter of 1998, the Company recorded pretax charges totaling approximately $310 million relating to restructuring and other special charges. The charges represent a portion of the approximate $1.2 billion restructuring and other special charges that the Company announced in August 1998.

     The third quarter 1998 restructuring and other special charges consist of the following:

                                           NON-CASH        CASH        EXPENDITURES
                                           CHARGES     EXPENDITURES      ACCRUED       TOTAL
                                           --------    ------------    ------------    -----
Write-down of assets.....................    $115          $--             $ --        $115
ITT Merger-related costs.................      20           20               85         125
Other non-recurring costs................      15           40               15          70
                                             ----          ---             ----        ----
          Total..........................    $150          $60             $100        $310
                                             ====          ===             ====        ====

  Write-Down of Assets

     The restructuring and special charges include the write-down of assets that include investments in a hotel in Kuala Lampur, Malaysia; a mortgage note receivable secured by a hotel in Paris, France; an investment in a shared services center established by ITT in 1997 which was closed by the Company following the ITT Merger; and certain receivable balances in the Company's gaming division primarily related to Asian customers. These assets were primarily ITT assets and were written down primarily as a result of certain worldwide economic conditions indicating a reduced value for these assets.

  ITT Merger Related Costs

     The restructuring and special charges include costs related to the ITT Merger consisting primarily of severance payments and relocation costs for ITT employees and certain costs to integrate the companies, including costs to integrate the Company's frequent guest programs and to close down duplicate facilities.

  Other

     The restructuring and special charges include other non-recurring costs consisting primarily of the costs associated with the settlement of certain forward interest rate swap transactions (see Note 10) and the vesting, during the quarter, of certain restricted stock granted earlier in the year to the President and Chief Executive Officer of the Corporation.

                         STARWOOD HOTELS & RESORTS AND
                   STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

     During the first quarter of 1997, ITT recorded pretax charges totaling $58 million to restructure and rationalize operations at its World Headquarters. Of the total pretax charge, approximately $28 million represented severance and other related employee termination costs associated with the elimination of nearly 115 positions worldwide. The balance of the restructuring charge ($30 million pretax) related primarily to asset write-offs, lease commitments and termination penalties. With the exception of the remaining lease commitments, substantially all of these costs have been paid.

NOTE 7.  NET ASSETS HELD FOR SALE

     At September 30, 1998, the Company's hotel portfolio included two hotel properties held for sale: the 155-room Tyee Hotel in Olympia, Washington and the 155-room Four Points Hotel in Wichita, Kansas. These properties were included in net assets held for sale as of September 30, 1998.

     In April 1997, ITT announced its intention to sell one of its gaming properties, the Desert Inn in Las Vegas, Nevada. For financial reporting purposes, the assets and liabilities attributable to this property have been included in net assets held for sale as of September 30, 1998.

     There can be no assurance that these sales will occur or, if they occur, as to the timing of such sales. Management will evaluate its alternatives in the event a decision is made to change its current intention to sell these properties.

NOTE 8.  EARNINGS PER SHARE

     Earnings per share for the three and nine months ended September 30, 1997, as previously reported by ITT, has been restated to give effect to the reverse purchase accounting for the ITT Merger and to conform to the presentation required by SFAS No. 128, Earnings Per Share. The following is a reconciliation of basic earnings per Paired Share to diluted earnings per Paired Share for income (loss) from continuing operations (in millions, except per share data):

                                                        THREE MONTHS ENDED SEPTEMBER 30,
                                          -------------------------------------------------------------
                                                      1998                            1997
                                          -----------------------------   -----------------------------
                                          EARNINGS   SHARES   PER SHARE   EARNINGS   SHARES   PER SHARE
                                          --------   ------   ---------   --------   ------   ---------
Income (loss) from continuing
  operations............................   $(101)                           $43
Dividends on Class A and Class B EPS....      (4)                            --
                                           -----                            ---
Basic earnings (loss) per Paired
  Share.................................    (105)     188      $(0.56)       43       126       $0.34
Effect of dilutive securities:
  Paired Share options..................               --                               2
                                                      ---                             ---
Diluted earnings (loss) per Paired
  Share.................................   $(105)     188      $(0.56)      $43       128       $0.34
                                           =====      ===      ======       ===       ===       =====

                                                         NINE MONTHS ENDED SEPTEMBER 30,
                                          -------------------------------------------------------------
                                                      1998                            1997
                                          -----------------------------   -----------------------------
                                          EARNINGS   SHARES   PER SHARE   EARNINGS   SHARES   PER SHARE
                                          --------   ------   ---------   --------   ------   ---------
Income (loss) from continuing
  operations............................    $ (3)                           $321
Dividends on Class A and Class B EPS....     (15)                             --
                                            ----                            ----
Basic earnings (loss) per Paired
  Share.................................     (18)     187      $(0.10)       321      126       $2.55
Effect of dilutive securities:
  Paired Share options..................               --                               2
                                                      ---                             ---
Diluted earnings (loss) per Paired
  Share.................................    $(18)     187      $(0.10)      $321      128       $2.51
                                            ====      ===      ======       ====      ===       =====

                         STARWOOD HOTELS & RESORTS AND
                   STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

                  NOTES TO FINANCIAL STATEMENTS -- (Continued)

     Class A and Class B EPS, outstanding options to purchase Paired Shares, equity put options and forward equity contract security settlements were not included in the computation of diluted earnings per Paired Share for the three and nine months ended September 30, 1998 as the effects were anti-dilutive.

NOTE 9.  STOCKHOLDERS' EQUITY

     During the nine months ended September 30, 1998, the Trust consented to the conversion of 1,360,403 shares of Class B EPS by certain stockholders into an equal number of shares of Class A EPS; stockholders thereafter converted 2,889,106 shares of Class A EPS into an equal number of Paired Shares.

     Pursuant to the Company's share repurchase program, the Company repurchased approximately 7.143 million Paired Shares in the open market at an average purchase price of $34.59 during the three months ended September 30, 1998. During the nine months ended September 30, 1998, the Company had repurchased approximately 9.124 million Paired Shares in the open market at an average purchase price of $37.67 per Paired Share.

     As a part of its share repurchase program, the Company sold equity put options during the third quarter of 1998 that entitle the holder, at the expiration date, to sell Paired Shares to the Company at contractually specified prices. The Company issued put options for the purchase of one million Paired Shares for $1.8 million in premiums which was included in additional paid-in capital. As of September 30, 1998, none of the equity put options had been exercised and equity put options with an aggregate exercise price of approximately $32 million for one million Paired Shares remained outstanding at strike prices ranging from $31.11 to $32.85 with expiration dates ranging from December 1998 through March 1999. In the event the options are exercised, the Company is required to deliver the full stated amount of cash to the put holder for the full stated number of Paired Shares. The Company may elect, under certain circumstances, to pay the put holder in cash or shares equal to fair market value of the difference between the strike price and the market price of the Paired Shares.

NOTE 10.  DERIVATIVES

     The Company enters into interest rate swap agreements to manage interest rate fluctuations on its variable rate debt. The Company currently has five outstanding forward interest rate swap agreements under which the Company pays a fixed rate and receives variable rates of interest. The aggregate notional amount of these forward interest rate swaps was approximately $1.030 billion and the estimated unrealized loss on these interest rate swaps was approximately $50 million at September 30, 1998. Four of these five forward interest rate swap agreements, representing $1 billion of the total notional amount, are required by the terms of the Company's existing credit facilities. The unrealized loss represents the amount the Company would pay to terminate the swap agreements based on current interest rates.

     The Company enters into forward foreign exchange contracts to hedge the foreign currency exposure associated with the Company's foreign currency denominated assets and liabilities. The Company currently has two forward foreign exchange contracts outstanding with a dollar equivalent of the contractual amounts of these hedges at September 30, 1998 of approximately $54.9 million. These contracts mature on January 8, 1999.

     A long-term debt offering that the Company was contemplating was delayed due to market conditions and the Restructuring. As a result, certain of the Company's interest rate swaps with a notional amount of $500 million no longer correlated with this anticipated indebtedness. In accordance with the Company's accounting policies, these interest rate swaps were marked to market by the Company and, as such, the Company recognized a loss of $40 million, which is included in the restructuring and other special charges in the third quarter of 1998 (see Note 6). These contracts were terminated by the Company.

                         STARWOOD HOTELS & RESORTS AND
                   STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

                  NOTES TO FINANCIAL STATEMENTS -- (Continued)

NOTE 11.  COMMITMENTS AND CONTINGENCIES

     Pursuant to a Purchase Agreement dated October 10, 1997, the Company sold to UBS Limited ("UBS Ltd.") 2.185 million Paired Shares ("UBS Shares") at a cash price of $57.25 per share, and paid to Warburg Dillon Read LLC (formerly UBS Securities LLC), an affiliate of UBS Ltd., a placement fee equal to 2.5% of the gross proceeds to the Company from such sale of shares. Concurrently therewith, the Company entered into a Forward Stock Contract dated October 13, 1997, with Union Bank of Switzerland, London Branch ("UBS/LB") (the "UBS Price Adjustment Agreement"). The UBS Price Adjustment Agreement provided for a settlement payment to be made, in the form of Paired Shares or cash, by the Company to UBS/LB, or by UBS/LB to the Company, based on the market price of the Paired Shares over a specified unwind period, as compared to a "Forward Price" (as defined, but essentially equal to $57.25 per Paired Share, plus an implicit interest factor less dividends paid on the UBS Shares, in each case during the term of the UBS Price Adjustment Agreement). If prior to final settlement the market price of the Paired Shares fell below the Forward Price, the Company was obligated to deliver, at quarterly intervals, additional Paired Shares to UBS/ LB. In the event the market price of the Paired Shares exceeded the Forward Price on a quarterly settlement date, UBS/LB was obligated to deliver to the Company a portion of the UBS Shares to account for the differential.

     The Company had the right at any time prior to October 10, 1998 to elect to deliver or receive Paired Shares in settlement of the UBS Price Adjustment Agreement. The Company had the further right, but not the obligation, to settle the Company's obligations under the contract by repurchasing for cash at the Forward Price a number of Paired Shares equal to the UBS Shares. The Company had the obligation to settle the UBS Price Adjustment Agreement on October 10, 1998 unless UBS/LB agreed to extend such agreement's terms. The Company settled the UBS Price Adjustment Agreement in September 1998 by repurchasing the UBS Shares for approximately $130.3 million in cash. As a result of the settlement of the UBS Price Adjustment Agreement, the Company has no further obligations under this agreement and Paired Shares outstanding were reduced by 2.185 million.

     On February 24, 1998, the Trust and the Corporation sold an aggregate of
4.641 million Paired Shares to Merrill Lynch International, NMS Services, Inc., Lehman Brothers Inc. and certain affiliates (collectively, the "February Purchasers" and together with UBS Ltd., the "Purchasers") for a cash purchase price per Paired Share of $52.798, which price reflected a 2% discount from the last reported sale price of the Paired Shares on the date of the purchase.

     Concurrently with these sales, the Trust and the Corporation entered into three separate agreements (the "February Price Adjustment Agreements") with the February Purchasers and/or certain of their affiliates pursuant to which each of the February Purchasers or their respective affiliates agreed to sell, as directed by the Trust and the Corporation and on or before February 24, 1999, in an underwritten fixed price offering or another method specified in the February Price Adjustment Agreements, a sufficient number of the purchased Paired Shares to achieve net sales proceeds equal to the aggregate market value of the Paired Shares purchased by such February Purchasers in February 1998, plus a forward accretion component, minus an adjustment for dividends paid on the purchased Paired Shares. In addition, each February Purchaser had the right to cause a sale of all or a portion of the purchased Paired Shares in the event the market prices of the Paired Shares declined below certain levels. The precise numbers of Paired Shares that were required to be sold pursuant to the February Price Adjustment Agreements would have depended primarily on the market prices of the Paired Shares at the time of settlement. If the number of Paired Shares required to be sold was greater than the number of Paired Shares purchased by the February Purchasers as a result of a decrease in the market prices of the Paired Shares, the Trust and the Corporation were required to issue additional Paired Shares to the February Purchasers at a cash price of $0.01 per share. If the number of Paired Shares required to be sold was less than the number of Paired Shares purchased by the February Purchasers on February 24,

                         STARWOOD HOTELS & RESORTS AND
                   STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

                  NOTES TO FINANCIAL STATEMENTS -- (Continued)

1998 as a result of an increase in the market prices of the Paired Shares, the February Purchasers were required to deliver to the Trust and the Corporation a specified number of Paired Shares. The effect of the February Price Adjustment Agreements was to cause the February Purchasers to receive and retain an amount equal to the purchase price paid by the February Purchasers for the Paired Shares plus an annual rate of return on that purchase price equal to the three-month LIBOR for a specified period plus 1.75%, subject to adjustment under certain circumstances.

     In the event that the cash purchase price of the aggregate Paired Shares purchased by the February Purchasers less $5 million was in excess of the aggregate closing price of those Paired Shares on certain dates during the term of the February Price Adjustment Agreements, the Company was obligated to deliver additional Paired Shares to the February Purchasers as security for the Company's settlement obligations. As of September 30, 1998, the Company had delivered approximately 2.738 million Paired Shares in accordance with this security requirement.

     In October 1998, the Company settled the February Price Adjustment Agreements by repurchasing all of the Paired Shares issued to the February Purchasers for an aggregate of approximately $255 million in cash. As a result of this settlement, the Company has no further obligations under these agreements and Paired Shares outstanding were reduced by approximately 7.379 million (4.641 million original shares issued and 2.738 million shares previously issued as security).

NOTE 12.  GAMING OPERATIONS

     Casino revenues represent the net win from gaming wins and losses. Revenues exclude the retail value of rooms, food, beverage, entertainment and other promotional allowances provided on a complimentary basis to customers. The estimated retail value of such promotional allowances was $52 million and $40 million for the three months ended September 30, 1998 and 1997, respectively, and $148 million and $115 million for the nine months ended September 30, 1998 and 1997, respectively. The estimated cost of such promotional allowances was $37 million and $31 million for the three months ended September 30, 1998 and 1997, respectively, and $104 million and $90 million for the nine months ended September 30, 1998 and 1997, respectively, and has been included in costs and expenses.

     Revenues and costs and expenses of the gaming operations, excluding the King 8 Hotel & Casino, which was sold in June 1998, are comprised of the following (in millions):

                                                     THREE MONTHS ENDED SEPTEMBER 30,
                                              ----------------------------------------------
                                                      1998                     1997
                                              ---------------------    ---------------------
                                                          COSTS AND                COSTS AND
                                              REVENUES    EXPENSES     REVENUES    EXPENSES
                                              --------    ---------    --------    ---------
Gaming......................................   $  285       $159         $242        $149
Rooms.......................................       32         10           17           7
Food and beverage...........................       27         26           19          18
Other operations............................       47         26           30          15
Selling, general and administrative.........       --         60           --          44
Preopening costs............................       --          9           --           5
Restructuring and other special charges.....       --         55           --          --
Depreciation and amortization...............       --         39           --          18
Provision for doubtful accounts.............       --          5           --           8
                                               ------       ----         ----        ----
          Total.............................   $  391       $389         $308        $264
                                               ======       ====         ====        ====

                         STARWOOD HOTELS & RESORTS AND
                   STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

                  NOTES TO FINANCIAL STATEMENTS -- (Continued)

                                                     NINE MONTHS ENDED SEPTEMBER 30,
                                              ----------------------------------------------
                                                      1998                     1997
                                              ---------------------    ---------------------
                                                          COSTS AND                COSTS AND
                                              REVENUES    EXPENSES     REVENUES    EXPENSES
                                              --------    ---------    --------    ---------
Gaming......................................   $  753       $437         $715        $445
Rooms.......................................       94         31           50          19
Food and beverage...........................       84         76           55          52
Other operations............................      108         57           83          43
Selling, general and administrative.........       --        165           --         135
Preopening costs............................       --         35           --           8
Restructuring and other special charges.....       --         55           --          --
Depreciation and amortization...............       --        106           --          59
Provision for doubtful accounts.............       --         26           --          22
                                               ------       ----         ----        ----
          Total.............................   $1,039       $988         $903        $783
                                               ======       ====         ====        ====

NOTE 13.  IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

  SFAS No. 133

     In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. The statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement requires that changes in the fair value of the derivative be recognized currently in earnings unless specific hedge accounting criteria are met. If specific hedge accounting criteria are met, changes in the fair value of derivatives will either be offset against the change in the fair value of the hedged assets, liabilities, or firm commitments through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. SFAS No. 133 is effective for fiscal years beginning after June 15, 1999. The Company expects to adopt SFAS No. 133 effective January 1, 2000. Management has not yet quantified the impact of adopting SFAS No. 133 on the Company's financial statements.

  EITF 98-9

     In May 1998, the Emerging Issues Task Force ("EITF") of the FASB reached a consensus on EITF 98-9, Accounting for Contingent Rent in Interim Financial Periods. EITF 98-9 provides that a lessor shall defer recognition of contingent rental income in interim periods until specified targets that trigger the contingent income are met. EITF 98-9 provides that a lessee shall accrue contingent rental expense when it is probable that the targets will be achieved. Management has reviewed the terms of its leases and has determined that the provisions of EITF 98-9 will have an immaterial impact on the Company's rental revenue and expense recognition on an interim and annual basis. The Company has adopted the provisions of EITF 98-9 effective May 1998 and elected to apply the provisions of the new pronouncement on a prospective basis.

  EITF 97-2

     In November 1997, the EITF reached a consensus on EITF 97-2, Application of SFAS No. 94 and APB Opinion No. 16 to Physician Practice Management Entities and Certain Other Entities with Contractual Management Arrangements. EITF 97-2 addresses the circumstances in which a management entity may include the revenues and expenses of a managed entity in its financial statements. As a result of EITF 97-2,

                         STARWOOD HOTELS & RESORTS AND
                   STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

                  NOTES TO FINANCIAL STATEMENTS -- (Continued)

the Company intends to change its accounting policy for its managed hotels beginning in the fourth quarter of 1998. Application of EITF 97-2 for the nine months ended September 30, 1998 and 1997 would have reduced each of revenues and operating expenses by approximately $2.8 billion and $2.2 billion, respectively. There would be no impact on operating income, net income, working capital, earnings per Paired Share or stockholders' equity as a result of this change in accounting policy.

  SFAS No. 131

     In June 1997, the FASB issued SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, which establishes standards for the way public business enterprises report information about operating segments in annual financial statements and requires those enterprises to report selected information about operating segments in interim financial reports issued to shareholders. This statement is effective for financial statements for fiscal years beginning after December 15, 1997. The expanded disclosures required by this statement will be included in the Company's 1998 annual financial statements.

NOTE 14.  PRO FORMA RESULTS

     Due to the impact of the ITT Merger and the acquisition of Westin during the nine months ended September 30, 1998, the unaudited condensed combined consolidated pro forma statements of income of Starwood Hotels & Resorts and Starwood Hotels & Resorts Worldwide, Inc. for the three and nine months ended September 30, 1998 are included herein and the following pro forma data is presented to supplement the historical statements of income. This information reflects the ITT Merger, the acquisition of Westin and certain asset sales (see the unaudited condensed combined consolidated pro forma statements of income and the notes thereto for the three and nine months ended September 30, 1998 beginning on page 27) as if they occurred on January 1, 1997 and does not purport to present what actual results would have been had such transactions, in fact, occurred at January 1, 1997, or to project results for any future period (in millions, except per share data):

                                                  THREE MONTHS ENDED    NINE MONTHS ENDED
                                                    SEPTEMBER 30,         SEPTEMBER 30,
                                                  ------------------    ------------------
                                                   1998       1997       1998       1997
                                                  -------    -------    -------    -------
Revenues........................................  $2,259     $2,048     $6,646     $5,953
Income (loss) from continuing operations........  $  (75)    $   93     $   43     $  344
Net income (loss)...............................  $  (51)    $  108     $1,159     $  347
Basic income (loss) from continuing operations
  per Paired Share..............................  $(0.38)    $ 0.52     $ 0.15     $ 1.97
Diluted income (loss) from continuing operations
  per Paired Share..............................  $(0.38)    $ 0.49     $ 0.14     $ 1.83

NOTE 15.  SUBSEQUENT EVENT

     Subsequent to September 30, 1998, the Company repurchased in the open market approximately 985,000 of its Paired Shares at an average purchase price of $27.77 and, as of the date of this filing, the Company had repurchased a total of 10.109 million Paired Shares during 1998 in the open market at an average purchase price of $36.70.

                         STARWOOD HOTELS & RESORTS AND
                   STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

                   UNAUDITED CONDENSED COMBINED CONSOLIDATED
                         PRO FORMA STATEMENT OF INCOME
                 FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998

     The following unaudited condensed combined consolidated pro forma statement of income for the three months ended September 30, 1998 gives effect as of January 1, 1998 to the ITT Merger, the acquisition of Westin and certain asset sales. The pro forma information is based upon historical information as described in Note 1 of the Notes to Financial Statements and does not purport to present what actual results would have been had such transactions, in fact, occurred at January 1, 1998, or to project results for any future period. Historical results are for the three months ended September 30, 1998.

                                                                  PRO FORMA ADJUSTMENTS
                                                                 -----------------------
                                                                    DESERT                     PRO
                                                   HISTORICAL       INN(B)        OTHERS      FORMA
                                                   ----------       ------        ------      -----
                                                         (IN MILLIONS, EXCEPT PER SHARE DATA)
Revenues.........................................    $2,286          $(27)        $  --       $2,259
Costs and expenses:
  Salaries, benefits and other operating.........     1,657           (28)           --        1,629
  Selling, general and administrative............       231            --           (22)(i)      209
  Restructuring and other special charges........       310            --            --          310
  Depreciation and amortization..................       143            (5)           --          138
                                                     ------          ----         -----       ------
                                                      2,341           (33)          (22)       2,286
                                                     ------          ----         -----       ------
                                                        (55)            6            22          (27)
Interest expense, net............................      (156)           --            13(d)      (138)
                                                                                      5(f)
Miscellaneous expense, net.......................        (3)           --            --           (3)
                                                     ------          ----         -----       ------
                                                       (214)            6            40         (168)
Income tax benefit (expense).....................       109            (2)          (18)          89
Minority equity..................................         4            --            --            4
                                                     ------          ----         -----       ------
Income (loss) from continuing operations.........    $ (101)         $  4         $  22       $  (75)
                                                     ======          ====         =====       ======
Basic earnings per Paired Share:
  Loss from continuing operations................    $(0.56)                                  $(0.38)
                                                     ======                                   ======
Diluted earnings per Paired Share:
  Loss from continuing operations................    $(0.56)                                  $(0.38)
                                                     ======                                   ======
Weighted average number of Paired Shares.........       188                                      188
                                                     ======                                   ======
Weighted average number of equivalent Paired
  Shares.........................................       188                                      188
                                                     ======                                   ======

The accompanying notes to financial statements are an integral part of the above pro forma statement.

                         STARWOOD HOTELS & RESORTS AND
                   STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

                   UNAUDITED CONDENSED COMBINED CONSOLIDATED
                         PRO FORMA STATEMENT OF INCOME
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998

     The following unaudited condensed combined consolidated pro forma statement of income for the nine months ended September 30, 1998 gives effect as of January 1, 1998 to the ITT Merger, the acquisition of Westin and certain asset sales. The pro forma information is based upon historical information as described in Note 1 of the Notes to Financial Statements and does not purport to present what actual results would have been had such transactions, in fact, occurred at January 1, 1998, or to project results for any future period. Historical results are for the nine months ended September 30, 1998.

                                                             PRO FORMA ADJUSTMENTS
                                                         -----------------------------
                                                         STARWOOD     DESERT
                                           HISTORICAL    HOTELS(A)    INN(B)    OTHERS      PRO FORMA
                                           ----------    ---------    ------    ------      ---------
                                                      (IN MILLIONS, EXCEPT PER SHARE DATA)
Revenues.................................    $6,296        $437       $ (87)     $ --        $6,646
Costs and expenses:
  Salaries, benefits and other
     operating...........................     4,614         325         (92)       --         4,847
  Selling, general and administrative....       676          42          --       (31)(h)(i)     687
  Restructuring and other special
     charges.............................       310          --          --        --           310
  Depreciation and amortization..........       414          43         (12)       13(g)        458
                                             ------        ----       -----      ----        ------
                                              6,014         410        (104)      (18)        6,302
                                             ------        ----       -----      ----        ------
                                                282          27          17        18           344
Interest expense, net....................      (399)        (25)         --       (39)(c)      (394)
                                                                                   57(d)
                                                                                    3(e)
                                                                                    9(f)
Gain on investment in Madison Square
  Garden.................................        31          --          --        --            31
Miscellaneous income, net................         6           4           2        --            12
                                             ------        ----       -----      ----        ------
                                                (80)          6          19        48            (7)
Income tax benefit (expense).............        79          (2)         (6)      (20)           51
Minority equity..........................        (2)          1          --        --            (1)
                                             ------        ----       -----      ----        ------
Income (loss) from continuing
  operations.............................    $   (3)       $  5       $  13      $ 28        $   43
                                             ======        ====       =====      ====        ======
Basic earnings per Paired Share:
  Income (loss) from continuing
     operations..........................    $(0.10)                                         $ 0.15
                                             ======                                          ======
Diluted earnings per Paired Share:
  Income (loss) from continuing
     operations..........................    $(0.10)                                         $ 0.15
                                             ======                                          ======
Weighted average number of Paired
  Shares.................................       187                                             187
                                             ======                                          ======
Weighted average number of equivalent
  Paired Shares..........................       187                                             189
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

                         STARWOOD HOTELS & RESORTS AND
                   STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

               NOTES TO UNAUDITED CONDENSED COMBINED CONSOLIDATED
                         PRO FORMA STATEMENTS OF INCOME

(a) Represents the historical results of Starwood Hotels & Resorts and Starwood Hotels & Resorts Worldwide, Inc., including Westin, for the period from January 1, 1998 through the closing of the ITT Merger on February 23, 1998.

(b) Represents the elimination of Desert Inn from continuing operations. The Company has announced its intention to sell the Desert Inn and, as a result, has excluded its results from continuing operations.

(c) Represents interest expense as if the ITT Merger had occurred on January 1, 1998, using an average rate of 7.5%, on the additional debt incurred to finance (i) the $2.991 billion cash portion of the purchase price of the ITT Shares acquired from the ITT stockholders; (ii) the $312 million in cash used to retire ITT stock options; and (iii) the $102 million of fees and expenses incurred in connection with the ITT Merger including amounts paid as commitment fees for advisory services and finders fees.

(d) Represents reduction of interest expense, using an average rate of 7.5%, for the paydown of the term loans with proceeds from actual or planned asset dispositions as if the dispositions had occurred on January 1, 1998. The actual dispositions include the disposition of WD for gross proceeds of $2.1 billion to VNU in February 1998; the sale of ITT's interest in WBIS+, Channel 31 in New York City, to Paxson for gross proceeds of $128 million in March 1998; the exercise of one of the two "put" options in April 1998 pursuant to which Cablevision purchased one-half of ITT's 7.81% interest in MSG for gross proceeds of $94 million; the sale of an aircraft for gross proceeds of $39 million in April 1998; and the sale of approximately 13 million shares of Educational Services for gross proceeds of $315 million in June 1998. The planned asset dispositions include the exercise of the remaining "put" option with Cablevision or MSG, the sale of the Company's remaining 35% interest in Educational Services and the sale of the Desert Inn. The pro forma net proceeds of the planned dispositions, after certain costs and income taxes, would reduce debt by approximately $735 million.

(e) Represents the reduction of interest expense, using an average rate of 7.5%, for the paydown of term loans with the proceeds of $245 million, net of costs of $6 million, from the sale of 4.6 million Paired Shares on February 24, 1998 as if such offering had taken place on January 1, 1998 (see Note 11 to the unaudited combined consolidated financial statements on page 23).

(f) Represents a reduction of the amortization recognized on the deferred loan fees which were incurred in connection with the one-year $1.0 billion term loan facility (see Note 3) as if the asset dispositions had occurred on January 1, 1998. This reduction is net of the increased amortization on deferred loan fees recognized for the period of January 1, 1998 through the closing of the ITT Merger on February 23, 1998 for the costs incurred in connection with the additional debt (see Note (c) above).

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

(i) Represents the effects of the combination of certain identified benefit plans as a result of the ITT Merger as if the new combined plans had been in place as of January 1, 1998.

                         STARWOOD HOTELS & RESORTS AND
                   STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

                        UNAUDITED FUNDS FROM OPERATIONS

     Management believes that funds from operations ("FFO") (as defined by the National Association of Real Estate Investment Trusts)(1) is one measure of financial performance of an equity REIT such as the Trust. Because ITT was never an equity REIT, it did not calculate FFO. Accordingly, set forth below is a comparison of pro forma FFO for the three- and nine-month periods ended September 30, 1998 (see the unaudited condensed combined consolidated pro forma statements of income and the notes thereto beginning on page 28 for an explanation of the pro forma adjustments) and the combined historical FFO of Starwood Hotels for the same periods in 1997.

     Combined pro forma FFO for the three months ended September 30, 1998 grew by 502% to $295 million, compared to combined historical FFO of $49 million as reported by Starwood Hotels for the corresponding period in 1997. Combined pro forma FFO for the nine months ended September 30, 1998 grew by 422% to $700 million compared to combined historical FFO of $134 million as reported by Starwood Hotels for the corresponding period of 1997. The following table shows the calculation of pro forma combined FFO for the three and nine months ended September 30, 1998 and historical combined FFO as reported by Starwood Hotels for the three and nine months ended September 30, 1997 (in millions):

                                             THREE MONTHS ENDED          NINE MONTHS ENDED
                                                SEPTEMBER 30,              SEPTEMBER 30,
                                           -----------------------    -----------------------
                                             1998          1997         1998          1997
                                           ---------    ----------    ---------    ----------
                                           PRO FORMA    HISTORICAL    PRO FORMA    HISTORICAL
                                           ---------    ----------    ---------    ----------
Income (loss) from continuing operations
  before minority interest...............    $(79)         $ 3          $ 44          $ 39
Minority interest in consolidated joint
  ventures...............................      (3)          (4)           (7)           (6)
Depreciation and amortization............     138           50           458           101
Depreciation and amortization for
  unconsolidated joint ventures..........       2           --            --            --
Deferred taxes...........................     (78)          --           (77)           --
Gain on sale of real estate and
  investments............................      (1)          --           (50)           --
Preopening costs.........................       9           --            35            --
Restructuring and other special
  charges................................     310           --           310            --
Other non-recurring items, net...........      (3)          --           (13)           --
                                             ----          ---          ----          ----
Funds from Operations....................    $295          $49          $700          $134
                                             ====          ===          ====          ====

---------------
(1) Management and industry analysts generally consider FFO to be one measure of the financial performance of an equity REIT that provides a relevant basis for comparison among REITs, and FFO is presented to assist investors in analyzing the performance of the Company. FFO is defined as income (computed in accordance with generally accepted accounting principles), excluding gains (losses) from debt restructuring and sales of property, real estate related depreciation and amortization (excluding amortization of financing costs) and other non-recurring items. FFO does not represent cash generated from operating activities in accordance with generally accepted accounting principles and is not necessarily indicative of cash available to fund cash needs. FFO should not be considered an alternative to net income as an indication of the Company's financial performance or as an alternative to cash flows from operating activities as a measure of liquidity.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

     This report contains certain statements that may be deemed "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934. Forward-looking statements contained herein include, but are not limited to, statements relating to the Company's objectives, strategies and plans, and all statements (other than statements of historical fact) that address actions, events or circumstances that the Company or its management expects, believes or intends will occur in the future. Forward-looking statements are not guarantees of future performance and involve risks and uncertainties that could cause actual results to differ materially from historical results or those anticipated at the time the forward-looking statements are made, including, without limitation, risks and uncertainties associated with the following: the Restructuring; the Trust's continued ability to qualify for taxation as a REIT; the Company's integration of the assets and operations of ITT and Westin; completion of future acquisitions and dispositions; the availability of capital for acquisitions and for renovations; execution of hotel and casino renovation and expansion programs; the ability to maintain existing management, franchise or representation agreements and to obtain new agreements on current terms; competition within the lodging industry and the gaming industry; the cyclicality of the real estate business, the hotel business and the gaming business; foreign exchange fluctuations; general real estate and national and international economic conditions; political, financial and economic conditions and uncertainties in countries in which the Company owns property or operates; the ability of the Company, owners of properties it manages or franchises and others with which it does business to address the Year 2000 issue, and the costs associated therewith; the adoption by several European countries of the euro as their national currency; and the other risks and uncertainties set forth in the annual, quarterly and current reports and proxy statements of the Trust and the Corporation. The Company undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

          THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED WITH
                 THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1997

     To facilitate a meaningful comparison between periods, this Management's Discussion and Analysis focuses on pro forma information for the periods covered, which management believes provides the most meaningful comparison among periods presented. The pro forma information reflects the ITT Merger, the Westin acquisition and certain asset dispositions as if they had occurred on January 1, 1997. In addition, the following pro forma data for the periods ended September 30, 1997 reflects the 44 hotel properties acquired by Starwood Hotels in 1997 and two hotel properties acquired by Westin in 1997 (the "1997 Acquisitions") and the sale, by ITT, of five hotel properties during 1997 (the "1997 Dispositions"), as if all such transactions had occurred on January 1, 1997. Period-to-period comparisons of the Company's historical information are, in management's view, less relevant to an understanding of the Company due to the significance of the ITT Merger and the acquisition of Westin.

     The following combined, consolidated, comparative operating data for the Company is presented on a historical reporting basis for the three and nine months ended September 30, 1998 and 1997 excluding preopening costs, non-recurring items and the operations of the Desert Inn in Las Vegas, which was held for sale at September 30, 1998. The pro forma data includes the historical results of Starwood Hotels and Westin prior to the ITT Merger and certain pro forma adjustments as more fully described in the notes to the unaudited combined consolidated pro forma statements of income (see page 30). The pro forma data is not necessarily indicative of the results that would have been achieved had such transactions actually occurred on January 1, 1997, nor are they necessarily indicative of the Company's future results.

                                                            THREE MONTHS ENDED SEPTEMBER 30,
                                                   --------------------------------------------------
                                                   HISTORICAL    PRO FORMA    HISTORICAL    PRO FORMA
                                                      1998         1998          1997         1997
                                                   ----------    ---------    ----------    ---------
                                                                     (IN MILLIONS)
REVENUES
Hotel
  Owned..........................................    $  757       $  757         $337        $  706
  Managed........................................     1,042        1,042          736         1,021
  Other..........................................        48           48           36            38
Gaming...........................................       365          365          283           283
Other............................................        20           20           --            14
COSTS AND EXPENSES
Salaries, benefits and other operating:
Hotel
  Owned..........................................    $  425       $  425         $188        $  401
  Managed........................................       988          988          697           979
  Other..........................................        (6)          (6)          (7)           (7)
Gaming...........................................       204          204          173           173
Other............................................        --           --           --             4
Selling, general and administrative:
Hotel
  Owned..........................................    $  101       $  101         $ 54        $   97
  Managed........................................        --           --           --            --
  Other..........................................        39           39           40            40
Gaming...........................................        56           56           39            39
Other............................................        20           (2)          11            23
EBITDA(1)
Hotel
  Owned..........................................    $  231       $  231         $ 95        $  208
  Managed........................................        54           54           39            42
  Other..........................................         6            6            3             5
Gaming...........................................       105          105           71            71
Other............................................         9           31          (11)          (13)

---------------
(1) EBITDA is defined as income before minority interest, interest expense, taxes and depreciation and amortization. Non-recurring items and gains and losses from sales of property are also excluded from EBITDA as these items do not impact operating results on a recurring basis. Management considers EBITDA to be one measure of the cash flows from operations of the Company before debt service that provides a relevant basis for comparison among real estate companies, and EBITDA is presented to assist investors in analyzing the performance of the Company. This information should not be considered as an alternative to any measure of performance as promulgated under generally accepted accounting principles, nor should it be considered as an indicator of the overall financial performance of the Company. The Company's calculation of EBITDA may be different from the calculation used by other companies and, therefore, comparability may be limited.

                                                            NINE MONTHS ENDED SEPTEMBER 30,
                                                   --------------------------------------------------
                                                   HISTORICAL    PRO FORMA    HISTORICAL    PRO FORMA
                                                      1998         1998          1997         1997
                                                   ----------    ---------    ----------    ---------
                                                                     (IN MILLIONS)
REVENUES
Hotel
  Owned..........................................    $2,056       $2,270        $  987       $2,082
  Managed........................................     2,950        3,137         2,153        2,990
  Other..........................................       123          125           100          106
Gaming...........................................       957          952           839          839
Other............................................        38           48            --           40
COSTS AND EXPENSES
Salaries, benefits and other operating:
Hotel
  Owned..........................................    $1,124       $1,253        $  543       $1,185
  Managed........................................     2,807        2,988         2,043        2,868
  Other..........................................       (41)         (41)          (22)         (22)
Gaming...........................................       555          549           509          509
Other............................................        (8)          (8)           --           10
Selling, general and administrative:
Hotel
  Owned..........................................    $  282       $  312        $  163       $  296
  Managed........................................        --           --            --           --
  Other..........................................       145          145           132          132
Gaming...........................................       152          152           121          121
Other............................................        75           54            51           86
EBITDA
Hotel
  Owned..........................................    $  650       $  705        $  281       $  601
  Managed........................................       143          149           110          122
  Other..........................................        19           21           (10)          (4)
Gaming...........................................       250          251           209          209
Other............................................       (29)           2           (51)         (56)

                             RESULTS OF OPERATIONS

CONTINUING OPERATIONS

  Revenues

     Pro Forma:

     Revenues for properties owned, leased or managed by the Company increased 4.2% and 6.6% to $1.8 billion and $5.4 billion for the three and nine months ended September 30, 1998, respectively, when compared to the corresponding periods of 1997. The increase in revenues was primarily due to an increase in revenues for owned, leased and consolidated joint venture hotels of 7.2% and 9.0% to $757 million and $2.3 billion in the three and nine months ended September 30, 1998, respectively, when compared to the 1997 periods. The increase in hotel revenues at the Company's 172 owned, leased and consolidated joint venture hotels resulted from an increase in revenue per available room ("REVPAR") of 5.6% and 7.1% to $99 and $99 for the three and nine months ended September 30, 1998, respectively, when compared to the same periods of 1997; an increase in average daily rate ("ADR") of 7.6% and 8.1% to $139 and $141 for the three and nine months ended September 30, 1998, respectively, when compared to the corresponding 1997 periods; and a decrease of 1.3 percentage points in occupancy rates to 71% for the three months ended September 30, 1998 and a decrease of less than one percentage point to 70% for the nine months ended September 30, 1998 when compared to the same periods of 1997. REVPAR at the Company's international owned, leased and consolidated joint venture hotels increased 7.6% and 9.2% for the three and nine months ended September 30, 1998, respectively, when compared to the same periods of 1997. REVPAR at owned, leased and consolidated joint venture properties in North America increased 4.6% and 6.1% for the three and nine months ended September 30, 1998, respectively, when compared to the same periods of 1997.

     Hotel revenues for properties managed by the Company for third-party owners increased 2.1% and 4.9% to $1.0 billion and $3.1 billion for the three and nine months ended September 30, 1998, respectively, when compared to the same periods of 1997. Management fees and equity earnings from these hotels increased 28.6% and 22.1% to $54 million and $149 million for the three and nine months ended September 30, 1998, respectively, when compared to the same periods of 1997.

     Gaming revenues, excluding the results of the Desert Inn in Las Vegas, Nevada (which is held for disposition), increased 29.0% and 13.5% to $365 million and $952 million for the three and nine months ended September 30, 1998, respectively, when compared to the same periods of 1997. The increase in revenues from the additional 1,130 rooms and 110,000 square feet of convention space at Caesars Palace in Las Vegas, Nevada was partially offset by the adverse impact on high-end baccarat play of the declines in the Asian financial markets.

     Historical:

     On an historical basis, revenues for properties owned, leased or managed by the Company increased 67.7% and 59.4% to $1.8 billion and $5.0 billion for the three and nine months ended September 30, 1998, respectively, when compared to the corresponding periods of 1997. Since the ITT Merger is accounted for as a reverse purchase and the reflected amounts accordingly are those of ITT, the increase in hotel revenues was due primarily to the inclusion beginning February 23, 1998 of the results of approximately 160 hotels owned, leased or managed by Starwood Hotels, including those acquired as a result of the Westin acquisition.

     For discussion of gaming revenues, see the pro forma discussion above.

  Costs and Expenses

     Pro Forma:

     Pro forma salaries, benefits and other operating costs increased 3.9% and 4.2% in the three and nine months ended September 30, 1998, respectively, to $1.6 billion and $4.7 billion when compared to the same periods of 1997. The increase in costs is due primarily to the reopening of hotel properties in 1998 which were closed for renovations in 1997, the inclusion of new managed hotel properties and the inclusion of the operating costs associated with the tower at Caesars Palace, which was opened at the end of 1997.

     Pro forma selling, general and administrative expenses decreased 2.5% and increased 4.4% in the three and nine months ended September 30, 1998, respectively, to $194 million and $663 million when compared to the same periods of 1997. The decrease in selling, general and administrative expenses for the quarter was primarily related to the $22 million pro forma adjustment to reflect the identified savings from the combination of certain benefit plans (see note
(i) to the notes to the unaudited condensed combined pro forma statement of income on page 29).

     Historical:

     Historical salaries, benefits and other operating costs increased 53.3% and 44.4% to $1.6 billion and $4.4 billion for the three and nine months ended September 30, 1998, respectively, when compared to the same periods in 1997. Historical selling, general and administrative expenses increased 50.0% and 40.0% to $216 million and $654 million for the three and nine months ended September 30, 1998, respectively, when compared to the same periods in 1997. The increase in salaries, benefits and other operating costs and the increase in selling, general and administrative expenses for the three and nine months ended September 30, 1998, when compared to the same periods of 1997, was due primarily to the reverse purchase accounting treatment and the inclusion beginning February 23, 1998 of the results of approximately 160 hotels owned, leased or managed by Starwood Hotels.

  EBITDA

     Pro Forma:

     On a pro forma basis, the Company's EBITDA, excluding the Desert Inn in Las Vegas, Nevada (which is held for disposition), hotels sold during 1998 and 1997 and discontinued operations, increased 36.4% and 29.4% to $427 million and $1.1 billion in the three and nine months ended September 30, 1998, respectively, when compared to the same periods of 1997. The increase was primarily due to the improved results at the Company's owned, leased and consolidated joint venture hotels. These hotels benefited from an increase in EBITDA of $23 million and $104 million to $231 million and $705 million in the three and nine months ended September 30, 1998, respectively, when compared to the same periods of 1997. The EBITDA improvement at these hotels of 11.1% and 17.3% in the three and nine months ended September 30, 1998, respectively, was due primarily to an increase in ADR discussed above. EBITDA margins for these hotels increased 1.6 and 2.4 percentage points to 30.8% and 31.2% in the three and nine months ended September 30, 1998, respectively, when compared to the same periods of 1997. The Company believes that the improvement to EBITDA margin is attributable in part to the continued implementation of cost containment steps and its ability to realize purchasing synergies as a result of the ITT Merger.

     Excluding the Desert Inn in Las Vegas, Nevada (which is held for disposition) and preopening costs, gaming EBITDA for the three and nine months ended September 30, 1998 was $105 million and $251 million, respectively, compared to $71 million and $209 million in the same periods of 1997. The increase in gaming EBITDA resulted from positive results at Caesars Palace and Caesars Atlantic City. EBITDA at Caesars Palace was $43 million and $99 million in the three and nine months ended September 30, 1998, respectively, compared to $21 million and $80 million in the same periods of 1997, as the addition of 1,130 rooms and 110,000 square feet of meeting space had a positive effect on all areas of the casino and hotel operations. EBITDA at Caesars Atlantic City was $40 million and $104 million in the three and nine months ended September 30, 1998, respectively, compared to $31 million and $84 million in the same periods of 1997, as the addition of 620 new rooms and 30,000 square feet of casino space had a positive effect on all areas of the casino and hotel operations.

     Historical:

     On an historical basis, the Company's EBITDA increased 105.6% and 91.7% to $405 million and $1.0 billion in the three and nine months ended September 30, 1998, respectively, when compared to the same periods of 1997, due primarily to the reverse purchase accounting treatment and the inclusion beginning February 23, 1998 of the results of the hotels owned and managed by Starwood Hotels.

     For the discussion of gaming EBITDA, see the pro forma discussion above.

  Depreciation and Amortization

     On an historical basis, depreciation and amortization expense increased to $143 million and $414 million in the three and nine months ended September 30, 1998, respectively, when compared to $63 million and $198 million in the same periods of 1997. The increase was primarily due to depreciation expense on approximately 160 hotels owned, leased or managed by Starwood Hotels beginning February 23, 1998, the amortization of goodwill related to the ITT Merger and the commencement of depreciation on certain newly completed hotel and gaming projects.

  Net Interest Expense

     Net interest expense for the three and nine months ended September 30, 1998 increased to $156 million and $399 million, respectively, when compared to $27 million and $70 million in the same periods of 1997. The increase relates primarily to the debt incurred to finance the ITT Merger. See "Liquidity and Capital Resources."

RESTRUCTURING AND OTHER SPECIAL CHARGES

     During the third quarter of 1998, the Company recorded pretax charges of approximately $310 million relating to restructuring and other special charges. The charges consist of costs relating to the write-down of assets, the ITT Merger and other non-recurring costs (see Note 6 to unaudited combined consolidated financial statements on page 20).

DISPOSITIONS

     The Desert Inn in Las Vegas, Nevada, the gaming property held for disposition, experienced a $683,000 and $4 million EBITDA loss in the three and nine months ended September 30, 1998, respectively, compared to a $5 million EBITDA loss and a $23 million EBITDA loss in the same periods of 1997. The improved performance was due to a normalized hold percentage in baccarat and a significantly higher ADR due to improvements made to the property in 1997. These improvements were offset by the Asian economic crisis, which negatively impacted results at the Desert Inn by significantly reducing the amount of high-end baccarat volume.

DISCONTINUED OPERATIONS

     The net loss from discontinued operations for the three and nine months ended September 30, 1998 was $-- and $9 million, respectively, compared to net income of $15 million and $14 million in the same periods of 1997. The decrease in net income results from the sale of the WD subsidiary in February 1998. Gains from the disposition of WD and the sale of shares of Educational Services for the three and nine months ended September 30, 1998 were $24 million and $1,125 million, respectively, net of $15 million and $643 million of taxes and minority interest, respectively.

MADISON SQUARE GARDEN

     In April 1997, ITT entered into a Partnership Interest Transfer Agreement with Cablevision. Pursuant to this agreement, Cablevision paid ITT $500 million in cash on June 17, 1997 for a 38.5% ownership interest in MSG and ITT received two "put" options to require Cablevision or MSG to purchase half of ITT's continuing interest in MSG for $75 million on June 17, 1998 and the other half of this continuing interest for an additional $75 million on June 17, 1999 (or, if the first option were not exercised, the entire continuing interest for $150 million). In addition, ITT agreed to contribute to MSG an ITT-owned aircraft which MSG had used for the New York Knickerbockers and the New York Rangers. In consideration of the aircraft contribution, an additional $19 million was added to the exercise price of each of ITT's "put" options. In April 1998, the Company exercised its first "put" option on one-half of its interest in MSG and received a payment of $94 million in June 1998.

EXTERNAL GROWTH

     During the first quarter of 1998, in addition to the ITT Merger and the Westin acquisition, the Company acquired four full-service, luxury hotel properties located in Aspen, Colorado; New York City, New York; Washington, D.C.; and Houston, Texas for a total purchase price of approximately $348 million consisting of $164 million in cash and 3.7 million Paired Shares (which shares were valued for purposes of the acquisition at approximately $184 million). Also in May 1998, the Company acquired the 242-room Danbury Hilton in Danbury, Connecticut for approximately $20 million in cash. In August 1998, the Company acquired a 95% non-controlling interest in the 760-room Westin Maui in Maui, Hawaii for approximately $132 million.

INTERNAL GROWTH

     The following tables summarize average occupancy, ADR and REVPAR on a year-to-year basis for the Company's comparable, owned hotel properties for the three and nine months ended September 30, 1998. The results for the three months represent results for 157 owned hotels (excluding two hotels held for sale at September 30, 1998, seven hotels under significant renovation during the third quarter of 1998 and six hotels under renovation during the third quarter of
1997). The results for the nine months represent results for 153 owned hotels (excluding two hotels held for sale at September 30, 1998, 11 hotels under significant renovation during the nine months ended September 30, 1998 and six hotels under significant renovation during the nine months ended September 30,
1997).

              OWNED, LEASED AND CONSOLIDATED JOINT VENTURE HOTELS

                                                              THREE MONTHS ENDED
                                                                SEPTEMBER 30,
                                                              ------------------    PERCENTAGE
                                                               1998       1997       VARIANCE
                                                              -------    -------    ----------
WORLDWIDE
ALL HOTELS
Number of hotels............................................      157        157
Number of rooms.............................................   51,103     51,103
REVPAR......................................................  $101.78    $ 95.50        6.6%
ADR.........................................................  $139.87    $130.36        7.3%
Occupancy...................................................     72.8%      73.3%      (0.5)%

SHERATON
Number of hotels............................................       87         87
Number of rooms.............................................   29,444     29,444
REVPAR......................................................  $111.07    $103.36        7.5%
ADR.........................................................  $153.22    $142.72        7.4%
Occupancy...................................................     72.5%      72.4%       0.1%

WESTIN
Number of hotels............................................       26         26
Number of rooms.............................................   10,543     10,543
REVPAR......................................................  $ 90.74    $ 85.65        5.9%
ADR.........................................................  $124.41    $116.20        7.1%
Occupancy...................................................     72.9%      73.7%      (0.8)%

                                                              THREE MONTHS ENDED
                                                                SEPTEMBER 30,
                                                              ------------------    PERCENTAGE
                                                               1998       1997       VARIANCE
                                                              -------    -------    ----------
OTHER(1)
Number of hotels............................................       44         44
Number of rooms.............................................   11,116     11,116
REVPAR......................................................  $ 87.19    $ 83.87        4.0%
ADR.........................................................  $118.86    $111.73        6.4%
Occupancy...................................................     73.4%      75.1%      (1.7)%
NORTH AMERICA

ALL HOTELS
Number of hotels............................................      110        110
Number of rooms.............................................   37,996     37,996
REVPAR......................................................  $ 95.98    $ 90.68        5.8%
ADR.........................................................  $130.78    $121.96        7.2%
Occupancy...................................................     73.4%      74.4%      (1.0)%

SHERATON
Number of hotels............................................       44         44
Number of rooms.............................................   17,377     17,377
REVPAR......................................................  $104.06    $ 97.85        6.3%
ADR.........................................................  $142.12    $132.62        7.2%
Occupancy...................................................     73.2%      73.8%      (0.6)%

WESTIN
Number of hotels............................................       22         22
Number of rooms.............................................    9,503      9,503
REVPAR......................................................  $ 91.11    $ 85.32        6.8%
ADR.........................................................  $123.52    $114.40        8.0%
Occupancy...................................................     73.8%      74.6%      (0.8)%

OTHER
Number of hotels............................................       44         44
Number of rooms.............................................   11,116     11,116
REVPAR......................................................  $ 87.19    $ 83.87        4.0%
ADR.........................................................  $118.86    $111.73        6.4%
Occupancy...................................................     73.4%      75.1%      (1.7)%

INTERNATIONAL

ALL HOTELS
Number of hotels............................................       47         47
Number of rooms.............................................   13,107     13,107
REVPAR......................................................  $118.50    $109.46        8.3%
ADR.........................................................  $166.97    $156.20        6.9%
Occupancy...................................................     71.0%      70.1%       0.9%

SHERATON
Number of hotels............................................       43         43
Number of rooms.............................................   12,067     12,067
REVPAR......................................................  $121.30    $111.40        8.9%
ADR.........................................................  $169.81    $158.18        7.4%
Occupancy...................................................     71.4%      70.4%       1.0%

WESTIN
Number of hotels............................................        4          4
Number of rooms.............................................    1,040      1,040
REVPAR......................................................  $ 87.59    $ 88.45       (1.0)%
ADR.........................................................  $132.95    $133.39       (0.3)%
Occupancy...................................................     65.9%      66.3%      (0.4)%

---------------

(1) Represents owned, leased or consolidated joint venture hotels that are not flagged under one of the Company's proprietary brands.

                                                              NINE MONTHS ENDED
                                                                SEPTEMBER 30,
                                                              ------------------    PERCENTAGE
                                                               1998       1997       VARIANCE
                                                              -------    -------    ----------
WORLDWIDE
ALL HOTELS
Number of hotels............................................      153        153
Number of rooms.............................................   49,253     49,253
REVPAR......................................................  $100.80    $ 93.29        8.1%
ADR.........................................................  $141.27    $131.40        7.5%
Occupancy...................................................     71.4%      71.0%       0.4%

SHERATON
Number of hotels............................................       85         85
Number of rooms.............................................   28,113     28,113
REVPAR......................................................  $108.56    $101.06        7.4%
ADR.........................................................  $153.49    $142.67        7.6%
Occupancy...................................................     70.7%      70.8%      (0.1)%

WESTIN
Number of hotels............................................       25         25
Number of rooms.............................................   10,173     10,173
REVPAR......................................................  $ 97.50    $ 89.16        9.4%
ADR.........................................................  $131.73    $122.75        7.3%
Occupancy...................................................     74.0%      72.6%       1.4%

OTHER
Number of hotels............................................       43         43
Number of rooms.............................................   10,967     10,967
REVPAR......................................................  $ 83.64    $ 77.35        8.1%
ADR.........................................................  $118.67    $110.68        7.2%
Occupancy...................................................     70.5%      69.9%       0.6%

NORTH AMERICA

ALL HOTELS
Number of hotels............................................      106        106
Number of rooms.............................................   36,146     36,146
REVPAR......................................................  $ 96.86    $ 89.62        8.1%
ADR.........................................................  $135.32    $125.12        8.2%
Occupancy...................................................     71.6%      71.6%        --

SHERATON
Number of hotels............................................       42         42
Number of rooms.............................................   16,046     16,046
REVPAR......................................................  $106.07    $ 99.14        7.0%
ADR.........................................................  $149.75    $137.62        8.8%
Occupancy...................................................     70.8%      72.0%      (1.2)%

WESTIN
Number of hotels............................................       21         21
Number of rooms.............................................    9,133      9,133
REVPAR......................................................  $ 96.11    $ 87.48        9.9%
ADR.........................................................  $129.49    $119.86       $8.0%
Occupancy...................................................     74.2%      73.0%       1.2%

OTHER
Number of hotels............................................       43         43
Number of rooms.............................................   10,967     10,967
REVPAR......................................................  $ 83.64    $ 77.35        8.1%
ADR.........................................................  $118.67    $110.68        7.2%
Occupancy...................................................     70.5%      69.9%       0.6%

                                                              NINE MONTHS ENDED
                                                                SEPTEMBER 30,
                                                              ------------------    PERCENTAGE
                                                               1998       1997       VARIANCE
                                                              -------    -------    ----------
INTERNATIONAL

ALL HOTELS
Number of hotels............................................       47         47
Number of rooms.............................................   13,107     13,107
REVPAR......................................................  $111.63    $103.63        7.7%
ADR.........................................................  $157.81    $149.70        5.4%
Occupancy...................................................     70.7%      69.2%       1.5%

SHERATON
Number of hotels............................................       43         43
Number of rooms.............................................   12,067     12,067
REVPAR......................................................  $111.93    $103.71        7.9%
ADR.........................................................  $158.57    $149.93        5.8%
Occupancy...................................................     70.6%      69.2%       1.4%
WESTIN
Number of hotels............................................        4          4
Number of rooms.............................................    1,040      1,040
REVPAR......................................................  $108.47    $102.83        5.5%
ADR.........................................................  $149.92    $147.37        1.7%
Occupancy...................................................     72.4%      69.8%       2.6%

SEASONALITY AND DIVERSIFICATION

     The hotel and gaming industries are seasonal in nature; however, the periods during which the Company's properties experience higher hotel revenues or gaming activities vary from property to property and depend principally upon location. Although the Company's revenues historically have been lower in the first quarter than in the second, third or fourth quarters, the acquisitions of Westin and ITT are affecting, and future acquisitions may further affect, seasonal fluctuations in revenues and cash flows.

                        LIQUIDITY AND CAPITAL RESOURCES

CASH FLOW PROVIDED BY OPERATING ACTIVITIES

     Cash flow from operating activities is the principal source of cash to be used to fund the Company's operating expenses, interest expense, recurring capital expenditures and distribution payments by the Trust. The Company anticipates that cash flow provided by operating activities will be sufficient to service short- and long-term indebtedness, fund maintenance requirements and capital expenditures and meet operating cash requirements, including all distributions to shareholders by the Trust.

     During the first quarter of 1998, the Trust paid a distribution of $0.48 per share for the fourth quarter of 1997. During each of the second, third and fourth quarters of 1998, the Trust paid a distribution of $0.52 per share for the quarters ended March 31, 1998, June 30, 1998 and September 30, 1998. In connection with the Restructuring, the Company has announced that, commencing with the quarter ending December 31, 1998, it expects to reduce its dividend to be paid by the Trust to $0.15 per Paired Share. The Corporation does not expect to pay a dividend in the foreseeable future.

CASH FLOW FROM INVESTING AND FINANCING ACTIVITIES

     The Company intends to finance the acquisition of additional hotel properties, hotel renovations and capital improvements and provide for general corporate purposes through its credit facilities described below, through dispositions of certain non-core assets, through additional lines of credit and, when market conditions warrant, through the issuance of additional equity or debt securities.

  Loans and Credit Facilities

     At December 31, 1997, ITT had total debt outstanding of approximately $2.0 billion comprised of bank loans and other short-term facilities of $258 million and long-term facilities of approximately $3.0 billion, less net debt allocated to discontinued operations of approximately $1.3 billion. The weighted average interest rate for bank loans and other short-term borrowings was 6.71% at December 31, 1997. The weighted average interest rate on the long-term facilities was 6.98% at December 31, 1997.

     At December 31, 1997, Starwood Hotels had total debt outstanding of approximately $1.6 billion comprised of revolving lines of credit and other short-term notes and mortgages payable of approximately $1.5 billion and long-term notes and mortgages payable of $97 million. The weighted average interest rate for the revolving lines of credit and other short-term notes and mortgages payable was 7.37% at December 31, 1997. The weighted average interest rate for the long-term notes and mortgages payable was 7.46% at December 31, 1997.

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

     On February 23, 1998, Starwood Hotels obtained two additional credit facilities ($5.6 billion in total) with Lehman Brothers, Bankers Trust Company and The Chase Manhattan Bank to fund the cash portion of the ITT Merger, to refinance a portion of Starwood Hotels' existing indebtedness (including indebtedness outstanding under the $2.2 Billion Facility) and to provide funds for general corporate purposes. These facilities are comprised of the $3.1 Billion Facility and the IRN Facility.

     The $3.1 Billion Facility has three tranches: a $1.0 billion, one-year term loan; a $1.0 billion, five-year term loan; and a $1.1 billion, five-year revolving credit facility. The Corporation, the Trust and certain of their respective direct and indirect subsidiaries may be designated as borrowers or co-borrowers under all or a portion of the $3.1 Billion Facility. The interest rate for the $3.1 Billion Facility was one-, two- or three-month LIBOR, at the Company's option, plus 187.5 basis points for the six months ending August 24, 1998, and since that date has been determined pursuant to a pricing "grid" with rates based on Starwood Hotels' leverage and/or senior unsecured debt rating. Quarterly amortization of the five-year term loan begins in the third year, with total amortization of 10%, 20% and 70% of the principal amount over the third, fourth and fifth years, respectively. Repayment of amounts borrowed under the $3.1 Billion Facility is guaranteed by the Trust and the Corporation and substantially all of their respective significant subsidiaries (including the Partnerships) other than gaming and foreign subsidiaries and joint venture entities, to the extent such entities are not borrowers or co-borrowers, and is secured by a pledge of all the capital stock, partnership interests and other equity interests of the guarantor subsidiaries.

     The IRN Facility consists of a single drawdown, senior increasing rate, non-amortizing five-year term loan for $2.5 billion. The Corporation is the borrower under the IRN Facility; the Trust and all subsidiaries of the Corporation and the Trust that are borrowers or guarantors of the $3.1 Billion Facility are guarantors of the IRN Facility. The IRN Facility is secured equally and ratably by all the collateral securing the $3.1 Billion Facility and is pari passu in right of payment with all other senior indebtedness of the borrower and the guarantors, including the $3.1 Billion Credit Facility. Amounts borrowed under the IRN Facility bear interest at one-, two- or three-month LIBOR plus 175 basis points for the three months ending May 24, 1998, with the interest rate increasing by 50 basis points every three months thereafter, up to a maximum rate of one-, two- or three-month LIBOR plus 375 basis points.

     During the quarter ended September 30, 1998, the Company entered into a new $1 billion, five-year term borrowing facility ("$1 Billion IRN Facility") with Lehman Brothers to facilitate share repurchases and enhance its financial flexibility. The new facility bears interest at one-, two- or three-month LIBOR plus 275 basis points.

     Following is a summary of the Company's debt portfolio as of September 30, 1998.

Floating Rate Credit Facilities:

                                AMOUNT OUTSTANDING
                               AT SEPTEMBER 30, 1998                       INTEREST RATE AT      AVERAGE
FACILITY                           (IN MILLIONS)        INTEREST TERMS    SEPTEMBER 30, 1998     MATURITY
--------                       ---------------------    --------------    ------------------    ----------
$1.1 billion bank revolver...         $  878              LIBOR+1.25%            6.56%           4.3 years
Asset sale bridge............            542              LIBOR+1.25%            6.56%           0.3 years
Five-year term loan..........          1,000              LIBOR+1.25%            6.56%           4.3 years
                                      ------                                     ----           ----------
          Total/average......         $2,420                                     6.56%           3.4 years
                                      ======                                     ====           ==========

Floating Rate Debt:

                                AMOUNT OUTSTANDING
                               AT SEPTEMBER 30, 1998                       INTEREST RATE AT      AVERAGE
FACILITY/LENDER                    (IN MILLIONS)        INTEREST TERMS    SEPTEMBER 30, 1998     MATURITY
---------------                ---------------------    --------------    ------------------    ----------
IRN Facility.................         $2,500              LIBOR+2.75%            8.06%           4.3 years
$1 billion IRN Facility......            250              LIBOR+2.75%            8.06%           4.3 years
Mortgage and other...........            804                 Various             6.78%           2.8 years
Starwood interest rate
  swaps......................         (1,000)                    N/A             6.56%                  --
                                      ------                                     ----           ----------
          Total/average......         $2,554                                     7.43%           3.8 years
                                      ======                                     ====           ==========

Fixed Rate Debt:

                                AMOUNT OUTSTANDING
                               AT SEPTEMBER 30, 1998                       INTEREST RATE AT      AVERAGE
FACILITY/LENDER                    (IN MILLIONS)        INTEREST TERMS    SEPTEMBER 30, 1998     MATURITY
---------------                ---------------------    --------------    ------------------    ----------
ITT public debt..............         $2,000                     N/A             6.79%           8.6 years
Caesars public debt..........            150                     N/A             8.88%           3.8 years
Mortgage and other...........            294                     N/A             8.24%          17.8 years
Starwood interest rate
  swaps......................          1,000                     N/A             7.26%                  --
                                      ------                                     ----           ----------
          Total/average......         $3,444                                     7.14%           9.4 years
                                      ======                                     ====           ==========

Total Debt and Average
  Terms:.....................         $8,418                                     7.31%           5.4 years
                                      ======                                     ====           ==========

  Stock Sales and Repurchases

     At December 31, 1997, ITT had 180 million shares outstanding.

     On February 23, 1998, Starwood Hotels completed the acquisition of ITT. Each outstanding ITT Share, other than those that were converted into cash pursuant to a cash election by the holder (and other than ITT Shares owned directly or indirectly by ITT or Starwood Hotels, which shares were canceled), was converted into 1.543 Paired Shares. Pursuant to cash election procedures, approximately 35 million (pre-reverse acquisition) ITT Shares of ITT's common stock, representing approximately 30% of the outstanding ITT Shares prior to the ITT Merger, were converted into $85 in cash per share. In addition, each ITT Share of ITT's common stock was converted into additional cash consideration in the amount of $0.37493151, which amount represents the interest that would have accrued (without compounding) on $85 at an annual rate of 7% during the period from and including January 31, 1998 to but excluding the date of the closing (February 23, 1998). For additional information with respect to the Company's accounting for the ITT Merger, see Note 3 of the Notes to Financial Statements.

     Pursuant to a Purchase Agreement dated as of October 10, 1997, the Company sold to UBS Ltd. 2.185 million UBS Shares at a cash price of $57.25 per share, and paid to Warburg Dillon Read LLC, an affiliate of

UBS Ltd., a placement fee equal to 2.5% of the gross proceeds to the Company from such sale of shares. Concurrently therewith, the Company entered into the UBS Price Adjustment Agreement with UBS/LB. The UBS Price Adjustment Agreement provided for a settlement payment to be made, in the form of Paired Shares or cash, by the Company to UBS/LB, or by UBS/LB to the Company, based on the market price of the Paired Shares over a specified unwind period, as compared to a "Forward Price" (as defined, but essentially equal to $57.25 per Paired Share, plus an implicit interest factor less dividends paid on the UBS Shares, in each case during the term of the UBS Price Adjustment Agreement). If prior to final settlement the market price of the Paired Shares fell below the Forward Price, the Company was obligated to deliver, at quarterly intervals, additional Paired Shares to UBS/LB. In the event the market price of the Paired Shares exceeded the Forward Price on a quarterly settlement date, UBS/LB was obligated to deliver to the Company a portion of the UBS Shares to provide for the differential.

     The Company had the right at any time prior to October 10, 1998 to elect to deliver or receive Paired Shares in settlement of the UBS Price Adjustment Agreement. The Company had the further right, but not the obligation, to settle the Company's obligations under the contract by repurchasing for cash at the Forward Price a number of Paired Shares equal to the UBS Shares. The Company had the obligation to settle the UBS Price Adjustment Agreement on October 10, 1998 unless UBS/LB agreed to extend such agreement's terms. The Company settled this agreement in September 1998 by repurchasing the UBS Shares for approximately $130.3 million in cash. As a result of the settlement of the UBS Price Adjustment Agreement, Paired Shares outstanding were reduced by 2.185 million.

     On February 24, 1998, the Trust and the Corporation sold an aggregate of
4.641 million Paired Shares to Merrill Lynch International, NMS Services, Inc., Lehman Brothers Inc. and certain of their affiliates for a cash purchase price per Paired Share of $52.798, which price reflected a 2% discount from the last reported sale price of the Paired Shares on the date of the purchase.

     Concurrently with these sales, the Trust and the Corporation entered into the February Price Adjustment Agreements with the February Purchasers and/or certain of their affiliates pursuant to which each of the February Purchasers or their respective affiliates agreed to sell, as directed by the Trust and the Corporation and on or before February 24, 1999, in an underwritten fixed price offering or another method specified in the February Price Adjustment Agreements, a sufficient number of the purchased Paired Shares to achieve net sales proceeds equal to the aggregate market value of the Paired Shares purchased by such February Purchasers in February 1998, plus a forward accretion component, minus an adjustment for dividends paid on the purchased Paired Shares. In addition, each February Purchaser had the right to cause a sale of all or a portion of the purchased Paired Shares in the event the market prices of the Paired Shares declined below certain levels. The precise numbers of Paired Shares that were required to be sold pursuant to the February Price Adjustment Agreements would have depended primarily on the market prices of the Paired Shares at the time of settlement. If the number of Paired Shares required to be sold was greater than the number of Paired Shares purchased by the February Purchasers as a result of a decrease in the market prices of the Paired Shares, the Trust and the Corporation were required to issue additional Paired Shares to the February Purchasers at a cash price of $0.01 per share. If the number of Paired Shares required to be sold was less than the number of Paired Shares purchased by the February Purchasers on February 24, 1998 as a result of an increase in the market prices of the Paired Shares, the February Purchasers were required to deliver to the Trust and the Corporation a specified number of Paired Shares. The effect of the February Price Adjustment Agreements was to cause the February Purchasers to receive and retain an amount equal to the purchase price paid by the February Purchasers for the Paired Shares plus an annual rate of return on that purchase price equal to the three-month LIBOR for a specified period plus 1.75%, subject to adjustment under certain circumstances.

     In the event that the cash purchase price of the aggregate Paired Shares purchased by the February Purchasers less $5 million was in excess of the aggregate closing price of those Paired Shares on certain dates during the term of the February Price Adjustment Agreements, the Company was obligated to deliver additional Paired Shares to the February Purchasers as security for the Company's settlement obligations. As of September 30, 1998, the Company had delivered approximately 2.738 million Paired Shares in accordance with this security requirement.

     In October 1998, the Company settled the February Price Adjustment Agreements by repurchasing all of the Paired Shares issued to the February Purchasers for an aggregate of approximately $255 million in cash. As a result of this settlement, the Company has no further obligations under these agreements and Paired Shares outstanding were reduced by approximately 7.379 million (4.641 million original shares issued and 2.738 million shares previously issued as security).

     Pursuant to the Company's share repurchase program, the Company repurchased approximately 7.143 million Paired Shares in the open market at an average purchase price of $34.59 during the three months ended September 30, 1998. During the nine months ended September 30, 1998, the Company had repurchased approximately 9.124 million Paired Shares in the open market at an average purchase price of $37.67 per Paired Share.

                                 OTHER MATTERS

IMPACT OF RECENTLY ENACTED TAX LEGISLATION

     Section 269B(a)(3) of the Code treats, under certain circumstances, a REIT and a paired non-REIT whose shares were not paired on or before June 30, 1983 as one entity for purposes of determining whether either company qualifies as a REIT. Section 269(a)(3) has not applied to the Company because the Trust Shares and the Corporation Shares were paired prior to that date.

     The Internal Revenue Service Restructuring and Reform Act of 1998 (H.R.
2676) which was enacted on July 22, 1998 severely limits the ability of paired share REITs, such as the Company, to acquire interests in real property and continue to meet the tests under the code for qualification as a REIT. Under H.R. 2676, for purposes of the gross income tests for qualification as a REIT, the Corporation and the Trust generally would be treated as a single entity with respect to interests in real property acquired directly or indirectly after March 26, 1998 by the Trust or the Corporation, or a subsidiary or partnership in which a 10% or greater interest is owned by the Trust or the Corporation (collectively, the "REIT Group"). H.R. 2676 also provides that an interest in real property held by the REIT Group that is not subject to the anti-pairing rules of Section 269B(a)(3) of the Code would become subject to such rules in the event an improvement to such interest in real property is placed in service after December 31, 1999 that changes the use of the property and the cost of which is greater than 200 percent of (x) the undepreciated cost of the property (prior to the improvement) or (y) in the case of property acquired where there is a substituted basis, the fair market value of the property on the day it was acquired by the REIT Group. There is an exception for improvements placed in service before January 1, 2004 pursuant to a binding contract in effect as of December 31, 1999 and at all times thereafter.

     If the Restructuring occurs, the restrictions of H.R. 2676 will no longer apply to Starwood Hotels, and thus will not prevent the Company from acquiring additional interests in real property. Prior to the completion of the Restructuring, the Company will monitor the acquisition of interests in real property by the REIT Group to ensure that such acquisitions do not prevent the Trust from qualifying for taxation as a REIT.

RISKS RELATING TO YEAR 2000

     Many computer systems were originally designed to recognize calendar years by the last two digits in the date code field. Beginning in the year 2000, these date code fields will need to accept four-digit entries to distinguish twenty-first century dates from twentieth century dates. As a result, in less than two years, the computerized systems, which include information and non-information technology systems, and applications used by the Company will need to be reviewed, evaluated and modified or replaced, if necessary, to ensure all such financial, information and operational systems are Year 2000 compliant.

  State of Readiness

     The Company is addressing the Year 2000 compliance issue by separately focusing on its central facilities, which include all of its non-operating facilities, and on its gaming and hotel properties.

     The Company has identified the critical central facility business applications that will be affected by the Year 2000, conducted the discovery and assessment stages of the reservations and communication system applications and assembled a team to implement modifications or upgrades, as necessary, and to test results. The majority of the central facility applications passed the final testing, which was performed by internal personnel and independent third parties in the second quarter of 1998. The Company is in the process of communicating with others with whom it does significant business to determine their readiness of Year 2000 compliance and during the third quarter of 1998 successfully completed a validation process with a third-party reservation information service provider with which the Company has a material relationship. The Company is in the phase of assessing its hardware components at its central facilities, all of which are expected to be modified or upgraded, as necessary, to ensure Year 2000 compliance by the second quarter of 1999.

     The Company has entered into a consulting agreement with an independent third party to perform an inventory and assessment of all of its computerized systems and applications for its gaming operations. This inventory and assessment will determine the resources needed, necessary modifications or upgrades, vendor Year 2000 compliance, remediation plan and the time frame for the gaming operations to become Year 2000 compliant, and is expected to be completed in 1998.

     The Company has completed the initial assessment of the applications and hardware at its owned, leased, managed and joint venture hotel properties. In the third quarter of 1998, validation tools and resources were deployed to the hotel properties. Once the test statistics for the hotel property applications and hardware are collected, the information will be sent to an independent third party for Year 2000 compliance verification. Based on the results of the compliance verification, the company expects to address remediation efforts by the third quarter of 1999.

  Year 2000 Project Costs

     The Company estimates that total costs for the Year 2000 compliance review, evaluation, assessment and remediation efforts for the central facilities and owned hotel and gaming properties should not exceed $20 million, although there can be no assurance that actual costs will not exceed this amount. Of this amount, $1.5 million had been expended as of September 30, 1998, and an additional $3.5 million is expected to be spent in the remainder of 1998.

  Starwood Year 2000 Risks

     Since all major computerized central facilities reservation systems and applications have been tested and reservations for the year 2000 have been accepted, the Company believes that it has addressed all material risks related to its reservation function. The remaining risks relate to the non-critical business applications, support hardware for the central facilities and embedded systems at the properties owned or managed by the Company. A failure of certain of these systems to become Year 2000 compliant could disrupt the timeliness or the accuracy of management information provided by the central facilities.

     There can be no assurance that the efforts related to the gaming and hotel properties will be sufficient to make these properties' computerized systems and applications Year 2000 compliant in a timely manner or that the allocated resources will be sufficient. A failure to become Year 2000 compliant could affect the integrity of the gaming and hotel property guest check-in, billing and accounting functions. Certain physical hotel property machinery and equipment could also fail resulting in safety risks and customer dissatisfaction. Additionally, failure of the gaming properties' systems to become Year 2000 compliant could result in the inefficient processing of operational gaming information and the malfunction of computerized gaming machines.

     The Company has asked substantially all of its significant vendors and service providers to provide reasonable assurances as to those parties' Year 2000 state of readiness. Risk assessments and contingency plans, where required, will be finalized in the first six months of 1999. To the extent that vendors and service providers do not provide satisfactory evidence that their products and services are Year 2000 compliant, the Company will seek to obtain the necessary products and services from alternative sources. There can be no assurance, however, that Year 2000 remediation by vendors and service providers will be completed timely or that qualified replacement vendors and service providers will be available, and any failure of such third parties' systems could have a material adverse impact on the Company's computer systems and operations.

  Contingency Plan

     The Company is in the process of developing its contingency plan for the central facilities and the gaming and hotel properties to provide for the most reasonably likely worst case scenarios regarding Year 2000 compliance. This contingency plan is expected to be completed in 1999.

EUROPEAN UNION CURRENCY CONVERSIONS

     On January 1, 1999, 11 of the 15 member countries of the European Union (the "Participating Countries") are scheduled to establish fixed conversion rates between their existing sovereign currencies and the euro. Following the introduction of the euro, the legacy currencies of the Participating Countries will remain legal tender during a transition period ending on January 1, 2002. During the transition period, both the legacy currency and the euro will be legal tender in the respective Participating Countries. During the transition period, currency conversions will be computed by a triangulation with reference to conversion rates between the respective currencies and the euro. The Company currently operates in ten of the 11 Participating Countries. The effect on the Company of the adoption of the euro by the Participating Countries in which it operates is currently uncertain. However, it is possible that the euro adoption will result in increased competition in the European market. In addition, a number of the Company's information systems are not currently euro compliant. The Company is currently evaluating and updating its information systems to make them euro compliant; however, there is no assurance that the Company or third-party vendors of applications utilized by the Company will successfully bring all of its systems into compliance by the beginning of the transition period. Failure of the Company to do so could result in disruptions in the processing of transactions in euros or computed by reference to the euro.

                          PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     The Company is involved in various claims and lawsuits arising in the ordinary course of business, none of which, in the opinion of management, is expected to have a material adverse effect on the Company's consolidated financial position or results of operations.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     In the third quarter of 1998, the Company sold put options for an aggregate of one million Paired Shares to BT Alex.Brown Incorporated for an aggregate cash price of $1.8 million. Each such option entitles the holder to sell to the Company, at the option's expiration date, a specified number of Paired Shares at a specified strike price. The expiration dates of these options ranged from December 1998 through March 1999; the strike prices ranged from $31.11 to $32.85. No underwriter was involved in these transactions. The offer and sale of these options was exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) thereof.

     During the nine months ended September 30, 1998, the Trust consented to the conversion of 1,360,403 shares of Class B EPS by certain stockholders into an equal number of shares of Class A EPS; stockholders thereafter converted 2,889,106 shares of Class A EPS into an equal number of Paired Shares.

     In the third quarter of 1998, the Company converted approximately 412,000 units of the Partnerships held by third parties into Paired Shares on a one-for-one basis.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) EXHIBITS

EXHIBIT
  NO.                             DESCRIPTION
-------                           -----------
  2.1     Agreement and Plan of Restructuring dated as of September
          16, 1998, among the Corporation, ST Acquisition Trust and
          the Trust.
  3.1     Declaration of Trust of the Trust, amended and restated as of June 6, 1988, as amended through February 23, 1998
          (incorporated by reference to Exhibit 3.1 to the Trust's and the Corporation's Joint Annual Report on Form 10-K for the
          year ended December 31, 1997 (the "1997 Form 10-K")).
  3.2     Articles of Incorporation of the Corporation, amended and
          restated as of February 1, 1995, as amended through March
          19, 1998 (incorporated by reference to Exhibit 3.2 to the
          1997 Form 10-K).
  3.3     Amended and Restated Trustees' Regulations of the Trust, as
          amended through June 25, 1998 (incorporated by reference to
          Exhibit 3.3 to the Trust's and the Corporation's Joint
          Quarterly Report on Form 10-Q for the quarter ended June 30,
          1998 (the "June 1998 Form 10-Q")).
  3.4     Amended and Restated Bylaws of the Corporation, as amended through June 25, 1998 (incorporated by reference to Exhibit
          3.4 to the June 1998 Form 10-Q).
  4.1     Pairing Agreement, dated June 25, 1986, between the Trust
          and the Corporation (incorporated by reference to Exhibit
          4.1 to the Trust's and the Corporation's Joint Annual Report
          on Form 10-K for the year ended December 31, 1994).
  4.2     Amendment No. 1 to the Pairing Agreement, dated as of
          February 1, 1995, between the Trust and the Corporation
          (incorporated by reference to Exhibit 4.2 to the Trust's and the Corporation's Joint Annual Report on Form 10-K for the
          year ended December 31, 1995).
  4.3     Amendment No. 2 to the Pairing Agreement, dated as of
          January 2, 1998, between the Trust and the Corporation
          (incorporated by reference to Exhibit 4.3 to the 1997 Form
          10-K).
 10.1     Indemnification Agreement dated as of August 24, 1998,
          between the Corporation and Thomas C. Janson, Jr., as
          amended by Amendment Nos. 1 and 2 thereto.
 10.2     Fifth Amendment to Credit Agreement dated as of August 26,
          1998, among the Trust, Realty Partnership, the Corporation,
          ITT, the lenders named therein, Bankers Trust Company and
          the Chase Manhattan Bank, as Administrative Agents, and
          Lehman Brothers and Bank of Montreal, as Syndication Agents.
 10.3     Amended and Restated Senior Secured Note Agreement dated
          August 27, 1998, among the Corporation, the Trust, the
          guarantors listed therein, the lenders listed therein and
          Lehman Commercial Paper Inc., as Arranger and Administrative
          Agent, BT Alex.Brown Incorporated and Chase Securities Inc.,
          as Syndication Agents.
 10.4     Aircraft Dry Lease Agreement entered into as of February 6,
          1998, between Star Flight, L.L.C. and ITT Flight Operation,
          Inc., as amended by First Amendment thereto, dated as of
          August 25, 1998.
 27.1     Financial Data Schedule, Starwood Hotels & Resorts
          Worldwide, Inc.
 27.2     Financial Data Schedule, Starwood Hotels & Resorts.

     (b) REPORTS ON FORM 8-K

     During the third quarter of 1998, the Trust and the Corporation filed a Joint Current Report on Form 8-K dated August 26, 1998, reporting under Item 5 the approval by the Board of Trustees of the Trust and the Board of Directors of the Corporation of a proposal to restructure the Trust and the Corporation.

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


STARWOOD HOTELS & RESORTS                       STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
/s/ BARRY STERNLICHT                            /s/ RONALD C. BROWN
--------------------------------------------    --------------------------------------------
Barry Sternlicht                                Ronald C. Brown
Chairman and Chief Executive Officer            Executive Vice President and
                                                Chief Financial Officer

Date: November 6, 1998

                               INDEX TO EXHIBITS

EXHIBIT
  NO.                             DESCRIPTION
-------                           -----------
  2.1     Agreement and Plan of Restructuring dated as of September
          16, 1998, among the Corporation, ST Acquisition Trust and
          the Trust.
  3.1     Declaration of Trust of the Trust, amended and restated as of June 6, 1988, as amended through February 23, 1998
          (incorporated by reference to Exhibit 3.1 to the Trust's and the Corporation's Joint Annual Report on Form 10-K for the
          year ended December 31, 1997 (the "1997 Form 10-K")).
  3.2     Articles of Incorporation of the Corporation, amended and
          restated as of February 1, 1995, as amended through March
          19, 1998 (incorporated by reference to Exhibit 3.2 to the
          1997 Form 10-K).
  3.3     Amended and Restated Trustees' Regulations of the Trust, as
          amended through June 25, 1998 (incorporated by reference to
          Exhibit 3.3 to the Trust's and the Corporation's Joint
          Quarterly Report on Form 10-Q for the quarter ended June 30,
          1998 (the "June 1998 Form 10-Q")).
  3.4     Amended and Restated Bylaws of the Corporation, as amended through June 25, 1998 (incorporated by reference to Exhibit
          3.4 to the June 1998 Form 10-Q).
  4.1     Pairing Agreement, dated June 25, 1986, between the Trust
          and the Corporation (incorporated by reference to Exhibit
          4.1 to the Trust's and the Corporation's Joint Annual Report
          on Form 10-K for the year ended December 31, 1994).
  4.2     Amendment No. 1 to the Pairing Agreement, dated as of
          February 1, 1995, between the Trust and the Corporation
          (incorporated by reference to Exhibit 4.2 to the Trust's and the Corporation's Joint Annual Report on Form 10-K for the
          year ended December 31, 1995).
  4.3     Amendment No. 2 to the Pairing Agreement, dated as of
          January 2, 1998, between the Trust and the Corporation
          (incorporated by reference to Exhibit 4.3 to the 1997 Form
          10-K).
 10.1     Indemnification Agreement dated as of August 24, 1998,
          between the Corporation and Thomas C. Janson, Jr., as
          amended by Amendment Nos. 1 and 2 thereto.
 10.2     Fifth Amendment to Credit Agreement dated as of August 26,
          1998, among the Trust, Realty Partnership, the Corporation,
          ITT, the lenders named therein, Bankers Trust Company and
          the Chase Manhattan Bank, as Administrative Agents, and
          Lehman Brothers and Bank of Montreal, as Syndication Agents.
 10.3     Amended and Restated Senior Secured Note Agreement dated
          August 27, 1998, among the Corporation, the Trust, the
          guarantors listed therein, the lenders listed therein and
          Lehman Commercial Paper Inc., as Arranger and Administrative
          Agent, BT Alex.Brown Incorporated and Chase Securities Inc.,
          as Syndication Agents.
 10.4     Aircraft Dry Lease Agreement entered into as of February 6,
          1998, between Star Flight, L.L.C. and ITT Flight Operation,
          Inc., as amended by First Amendment thereto, dated as of
          August 25, 1998.
 27.1     Financial Data Schedule, Starwood Hotels & Resorts
          Worldwide, Inc.
 27.2     Financial Data Schedule, Starwood Hotels & Resorts.