Form 10-Q/A
period 1998-09-30
STARWOOD HOTELS & RESORTS; STARWOOD HOTEL & RESORTS WORLDWIDE INC
filed 1998-11-30
CIK 48595, 316206

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

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

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

ITEM 1.  FINANCIAL STATEMENTS

     In response to comments received from the Securities and Exchange Commission, Starwood Hotels & Resorts, a Maryland real estate investment trust (the "Trust"), and Starwood Hotels & Resorts Worldwide, Inc., a Maryland corporation (the "Corporation" and, together with the Trust, "Starwood Hotels" or the "Company"), hereby amend Item 1 of Part I of their Joint Quarterly Report on Form 10-Q for the quarter ended September 30, 1998 (the "Third Quarter 1998 10-Q") by:

     (1) deleting the Combined Consolidated Statements of Income for the Three and Nine Months Ended September 30, 1998 and 1997 of the Trust and the Corporation appearing on page 4 therein and inserting in lieu thereof the following:

                         STARWOOD HOTELS & RESORTS AND
                   STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

                   COMBINED CONSOLIDATED STATEMENTS OF INCOME
                      (IN MILLIONS, EXCEPT PER SHARE DATA)

                                                                THREE MONTHS
                                                                   ENDED          NINE MONTHS ENDED
                                                               SEPTEMBER 30,        SEPTEMBER 30,
                                                              ----------------    ------------------
                                                               1998      1997      1998       1997
                                                              ------    ------    -------    -------
Revenues....................................................  $2,286    $1,458    $6,296     $4,273
Costs and expenses:
  Salaries, benefits and other operating....................   1,657     1,110     4,614      3,242
  Selling, general and administrative.......................     261       151       706        485
  Restructuring and other special charges...................     240        --       240         58
  Depreciation and amortization.............................     143        64       414        198
                                                              ------    ------    ------     ------
                                                               2,301     1,325     5,974      3,983
                                                              ------    ------    ------     ------
                                                                 (15)      133       322        290
Interest expense, net of interest income of $5 and $4 for
  the three months ended September 30, 1998 and 1997,
  respectively, and $22 and $13 for the nine months ended
  September 30, 1998 and 1997, respectively.................    (196)      (27)     (439)       (70)
Gain on sale of Alcatel Alsthom shares......................      --        --        --        183
Gain on investment in Madison Square Garden.................      --        --        31        200
Miscellaneous income (expense), net.........................      (3)      (14)        6        (33)
                                                              ------    ------    ------     ------
                                                                (214)       92       (80)       570
Income tax (expense) benefit................................     109       (46)       79       (246)
Minority equity.............................................       4        (3)       (2)        (3)
                                                              ------    ------    ------     ------
Income (loss) from continuing operations....................    (101)       43        (3)       321
Discontinued operations:
  Net income (loss) from operations, net of taxes and
    minority interest of $1 and $27 for the three months
    ended September 30, 1998 and 1997, respectively, and $5
    and $39 for the nine months ended September 30, 1998 and
    1997, respectively......................................      --        15        (9)        14
  Gain on sale of Educational Services, Inc. shares, net of
    taxes and minority interest of $100.....................      --        --       153         --
  Gain on disposition of World Directories, net of taxes and minority interest of $15 and $543 for the three and nine
    months ended September 30, 1998, respectively...........      24        --       972         --
Cumulative effect of accounting change, net of tax
  benefit of $6.............................................      --        --        --        (11)
                                                              ------    ------    ------     ------
Net income (loss)...........................................  $  (77)   $   58    $1,113     $  324
                                                              ======    ======    ======     ======
Basic earnings per Paired Share:
  Income (loss) from continuing operations..................  $(0.56)   $ 0.34    $(0.10)    $ 2.55
  Income from discontinued operations.......................    0.13      0.12      5.97       0.11
  Cumulative effect of accounting change....................      --        --        --      (0.09)
                                                              ------    ------    ------     ------
Net income (loss)...........................................  $(0.43)   $ 0.46    $ 5.87     $ 2.57
                                                              ======    ======    ======     ======
Diluted earnings per Paired Share:
  Income (loss) from continuing operations..................  $(0.56)   $ 0.34    $(0.10)    $ 2.51
  Income from discontinued operations.......................    0.13      0.11      5.97       0.11
  Cumulative effect of accounting change....................      --        --        --      (0.09)
                                                              ------    ------    ------     ------
Net income (loss)...........................................  $(0.43)   $ 0.45    $ 5.87     $ 2.53
                                                              ======    ======    ======     ======
Weighted average number of Paired Shares....................     188       126       187        126
                                                              ======    ======    ======     ======
Weighted average number of equivalent Paired Shares.........     188       128       187        128
                                                              ======    ======    ======     ======

The accompanying notes to financial statements are an integral part of the above statements.

     (2) deleting the Combined Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 1998 of the Trust and the Corporation appearing on page 6 therein and inserting in lieu thereof the following:

                         STARWOOD HOTELS & RESORTS AND
                   STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

                 COMBINED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN MILLIONS)

                                                              NINE MONTHS ENDED
                                                                SEPTEMBER 30,
                                                              ------------------
                                                               1998       1997
                                                              -------    -------
OPERATING ACTIVITIES
Net income..................................................  $ 1,113    $   324
Exclude:
Discontinued operations --
  Net (income) loss from operations.........................        9        (14)
  Gain on sale of World Directories and Educational
    Services, Inc...........................................   (1,125)        --
Cumulative effect of accounting change......................       --         11
                                                              -------    -------
Income (loss) from continuing operations....................       (3)       321
Adjustments to income (loss) from continuing operations:
  Depreciation and amortization.............................      414        198
  Amortization of deferred loan costs.......................       15         --
  Non-cash portion of restructuring and other special
    charges.................................................      150         --
  Provision for doubtful receivables........................       31         28
  Minority equity in net income.............................        2          3
  Equity income, net of dividends received..................      (17)        --
  Gain on sale of real estate and investments -- pretax.....      (58)      (410)
Changes in working capital:
  Accounts receivable.......................................      (93)       (30)
  Inventories...............................................        2         (2)
  Accounts payable..........................................       15        (30)
  Accrued expenses..........................................     (279)       119
Accrued and deferred income taxes...........................     (111)        10
Other, net..................................................      (40)       (24)
                                                              -------    -------
  Cash from continuing operations...........................       28        183
                                                              -------    -------
  Cash used for discontinued operations.....................       --        (10)
                                                              -------    -------
  Cash from operating activities............................       28        173
                                                              -------    -------
INVESTING ACTIVITIES
Additions to plant, property and equipment..................     (694)      (762)
Proceeds from sale of real estate and investments...........    2,811      1,618
Collection of Cablevision note receivable...................       --        169
Acquisitions, net of acquired cash..........................      (60)      (284)
Employee benefit trust......................................      146       (119)
Other, net..................................................     (286)       (20)
                                                              -------    -------
  Cash from investing activities............................    1,917        602
                                                              -------    -------
FINANCING ACTIVITIES
Short-term debt, net........................................      504       (154)
Long-term debt issued.......................................    2,454        665
Long-term debt repaid.......................................   (1,481)    (1,088)
Proceeds from equity offering...............................      245         --
Dividends paid..............................................   (3,249)        --
Stock repurchases...........................................     (343)        --
Other, net..................................................      (16)        25
                                                              -------    -------
  Cash used for financing activities........................   (1,886)      (552)
                                                              -------    -------
Exchange rate effect on cash and cash equivalents...........       --         (5)
                                                              -------    -------
Increase in cash and cash equivalents.......................       59        218
Cash and cash equivalents -- beginning of period............      201        205
                                                              -------    -------
Cash and cash equivalents -- end of period..................  $   260    $   423
                                                              =======    =======
Supplemental disclosures of cash flow information:
Cash paid during the period for --
  Interest..................................................  $   392    $    39
                                                              =======    =======
  Income taxes, net of refunds..............................  $    47    $   231
                                                              =======    =======

The accompanying notes to financial statements are an integral part of the above statements.

(3) deleting the Consolidated Statements of Income for the Three and Nine Months Ended September 30, 1998 of the Corporation appearing on page 11 therein and inserting in lieu thereof the following:

                   STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

                       CONSOLIDATED STATEMENTS OF INCOME
                      (IN MILLIONS, EXCEPT PER SHARE DATA)

                                                           THREE MONTHS ENDED    NINE MONTHS ENDED
                                                           SEPTEMBER 30, 1998    SEPTEMBER 30, 1998
                                                           ------------------    ------------------
Revenues.................................................        $2,285                $6,294
Costs and expenses:
  Salaries, benefits and other operating.................         1,657                 4,614
  Selling, general and administrative....................           255                   694
  Rent and interest, Trust...............................           180                   435
  Restructuring and other special charges................           240                   240
  Depreciation and amortization..........................           109                   305
                                                                 ------                ------
                                                                  2,441                 6,288
                                                                 ------                ------
                                                                   (156)                    6
Interest expense, net of interest income of $1 and $15...          (192)                  427
Gain on sale of Madison Square Garden....................            --                    31
Miscellaneous income (expense)...........................            (3)                    6
                                                                 ------                ------
                                                                   (351)                 (384)
Income tax benefit.......................................           109                    80
Minority equity..........................................            13                    16
                                                                 ------                ------
Loss from continuing operations..........................          (229)                 (288)
Discontinued operations:
  Net loss from operations, net of taxes and minority
     interest of $1 and $5...............................            --                    (9)
  Gain on sale of Educational Services, Inc. shares, net
     of taxes and minority interest of $100..............            --                   153
  Gain on disposition of World Directories, net of taxes
     and minority interest of $15 and $543 for the three
     and nine months ended September 30, 1998,
     respectively........................................            24                   972
                                                                 ------                ------
Net income (loss)........................................        $ (205)               $  828
                                                                 ======                ======
Basic earnings per share:
  Loss from continuing operations........................        $(1.22)               $(1.54)
  Income from discontinued operations....................          0.13                  5.97
                                                                 ------                ------
Net income (loss)........................................        $(1.09)               $ 4.43
                                                                 ======                ======
Diluted earnings per share:
  Loss from continuing operations........................        $(1.22)               $(1.54)
  Income from discontinued operations....................          0.13                  5.97
                                                                 ------                ------
Net income (loss)........................................        $(1.09)               $ 4.43
                                                                 ======                ======
Weighted average number of shares........................           188                   187
                                                                 ======                ======
Weighted average number of equivalent shares.............           188                   187
                                                                 ======                ======

The accompanying notes to financial statements are an integral part of the above statements.

     (4) deleting the Consolidated Statement of Cash Flows for the Nine Months Ended September 30, 1998 appearing on page 13 therein and inserting in lieu thereof the following:

                   STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN MILLIONS)

                                                              NINE MONTHS ENDED
                                                              SEPTEMBER 30, 1998
                                                              ------------------
OPERATING ACTIVITIES
Net income..................................................       $   828
Exclude:
Discontinued operations --
  Net loss from operations..................................             9
  Gain on sale of World Directories and Educational
    Services, Inc...........................................        (1,125)
                                                                   -------
Loss from continuing operations.............................          (288)
Adjustments to loss from continuing operations:
  Depreciation and amortization.............................           305
  Amortization of deferred loan costs.......................            15
  Non-cash portion of restructuring and other special
    charges.................................................           150
  Provision for doubtful receivables........................            31
  Minority equity in net income.............................           (16)
  Equity income, net of dividends received..................           (17)
  Gain on divestments -- pretax.............................           (58)
Changes in working capital:
  Accounts receivable.......................................           (85)
  Inventories...............................................             2
  Accounts payable..........................................             5
  Accrued expenses..........................................          (266)
  Accrued and deferred taxes................................          (111)
  Other, net................................................           (42)
                                                                   -------
  Cash used for operating activities........................          (375)
                                                                   -------
INVESTING ACTIVITIES
Additions to plant, property and equipment..................          (555)
Proceeds from divestments...................................         2,561
Acquisitions, net of acquired cash..........................           (47)
Employee benefit trust......................................           146
Other, net..................................................           (11)
                                                                   -------
  Cash from investing activities............................         2,094
                                                                   -------
FINANCING ACTIVITIES
Short-term debt, net........................................           504
Long-term debt issued, net..................................         2,442
Long-term debt repaid.......................................        (1,481)
Notes payable, Trust........................................           (45)
Proceeds from equity offering...............................            74
Dividends paid..............................................        (3,036)
Stock repurchases...........................................          (103)
Other, net..................................................           (24)
                                                                   -------
  Cash used for financing activities........................        (1,669)
                                                                   -------
Increase in cash and cash equivalents.......................            50
Cash and cash equivalents -- beginning of period............           201
                                                                   -------
Cash and cash equivalents -- end of period..................       $   251
                                                                   =======
Supplemental disclosures of cash flow information:
Cash paid during the period for --
  Interest..................................................       $   377
                                                                   =======
  Income taxes, net of refunds..............................       $    46
                                                                   =======

The accompanying notes to financial statements are an integral part of the above statement.

     (5) deleting Note 6 to the Financial Statements in its entirety and inserting in lieu thereof the following:

NOTE 6.  RESTRUCTURING AND OTHER SPECIAL CHARGES

     During the third quarter of 1998, the Company recorded pretax charges totaling approximately $240 million relating to restructuring and other special charges. The charges represent a portion of the approximate $1.2 billion restructuring and other special charges that the Company announced in August 1998.

     The third quarter 1998 restructuring and other special charges consist of the following:

                                           NON-CASH        CASH        EXPENDITURES
                                           CHARGES     EXPENDITURES      ACCRUED       TOTAL
                                           --------    ------------    ------------    -----
Write-down of assets.....................    $115          $--             $ --        $115
ITT Merger-related costs.................      20           20               85         125
                                             ----          ---             ----        ----
          Total..........................    $135          $20             $ 85        $240
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

     In addition, during the third quarter of 1998, the Company recorded a non-recurring charge to selling, general and administrative expense of approximately $30 million primarily associated with the vesting, during the quarter, of certain restricted stock granted earlier in the year to the new President and Chief Executive Officer of the Corporation. Also during the third quarter of 1998, the Company recorded a $40 million non-recurring charge to interest expense associated with the settlement of certain forward interest swap agreements (see Note 10).

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

     (6) deleting the third paragraph in Note 10 to the Financial Statements in its entirety and inserting in lieu thereof the following:

     A long-term debt offering that the Company was contemplating was delayed due to market conditions and the Restructuring. As a result, certain of the Company's forward interest rate swaps with a notional amount of $500 million no longer correlated with this anticipated indebtedness. In accordance with the Company's accounting policies, these forward interest rate swaps were marked to market by the Company and, as such, the Company recognized a loss of $40 million, which is included in interest expense in the third quarter of 1998 (see
Note 6). These contracts were terminated by the Company.

(7) deleting the Unaudited Condensed Combined Consolidated Pro Forma Statements of Income for the Three and Nine Months Ended September 30, 1998 of the Trust and the Corporation appearing on pages 27 and 28 therein and inserting in lieu thereof the following:

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

                                                                  PRO FORMA ADJUSTMENTS
                                                                 -----------------------
                                                                    DESERT                     PRO
                                                   HISTORICAL       INN(B)        OTHERS      FORMA
                                                   ----------       ------        ------      -----
                                                         (IN MILLIONS, EXCEPT PER SHARE DATA)
Revenues.........................................    $2,286          $(27)        $  --       $2,259
Costs and expenses:
  Salaries, benefits and other operating.........     1,657           (28)           --        1,629
  Selling, general and administrative............       261            --           (22)(i)      239
  Restructuring and other special charges........       240            --            --          240
  Depreciation and amortization..................       143            (5)           --          138
                                                     ------          ----         -----       ------
                                                      2,301           (33)          (22)       2,246
                                                     ------          ----         -----       ------
                                                        (15)            6            22           13
Interest expense, net............................      (196)           --            13(d)      (178)
                                                                                      5(f)
Miscellaneous expense, net.......................        (3)           --            --           (3)
                                                     ------          ----         -----       ------
                                                       (214)            6            40         (168)
Income tax benefit (expense).....................       109            (2)          (18)          89
Minority equity..................................         4            --            --            4
                                                     ------          ----         -----       ------
Income (loss) from continuing operations.........    $ (101)         $  4         $  22       $  (75)
                                                     ======          ====         =====       ======
Basic earnings per Paired Share:
  Loss from continuing operations................    $(0.56)                                  $(0.38)
                                                     ======                                   ======
Diluted earnings per Paired Share:
  Loss from continuing operations................    $(0.56)                                  $(0.38)
                                                     ======                                   ======
Weighted average number of Paired Shares.........       188                                      188
                                                     ======                                   ======
Weighted average number of equivalent Paired
  Shares.........................................       188                                      188
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

                                                             PRO FORMA ADJUSTMENTS
                                                         -----------------------------
                                                         STARWOOD     DESERT
                                           HISTORICAL    HOTELS(A)    INN(B)    OTHERS      PRO FORMA
                                           ----------    ---------    ------    ------      ---------
                                                      (IN MILLIONS, EXCEPT PER SHARE DATA)
Revenues.................................    $6,296        $437       $ (87)     $ --        $6,646
Costs and expenses:
  Salaries, benefits and other
     operating...........................     4,614         325         (92)       --         4,847
  Selling, general and administrative....       706          42          --       (31)(h)(i)     717
  Restructuring and other special
     charges.............................       240          --          --        --           240
  Depreciation and amortization..........       414          43         (12)       13(g)        458
                                             ------        ----       -----      ----        ------
                                              5,974         410        (104)      (18)        6,262
                                             ------        ----       -----      ----        ------
                                                322          27          17        18           384
Interest expense, net....................      (439)        (25)         --       (39)(c)      (434)
                                                                                   57(d)
                                                                                    3(e)
                                                                                    9(f)
Gain on investment in Madison Square
  Garden.................................        31          --          --        --            31
Miscellaneous income, net................         6           4           2        --            12
                                             ------        ----       -----      ----        ------
                                                (80)          6          19        48            (7)
Income tax benefit (expense).............        79          (2)         (6)      (20)           51
Minority equity..........................        (2)          1          --        --            (1)
                                             ------        ----       -----      ----        ------
Income (loss) from continuing
  operations.............................    $   (3)       $  5       $  13      $ 28        $   43
                                             ======        ====       =====      ====        ======
Basic earnings per Paired Share:
  Income (loss) from continuing
     operations..........................    $(0.10)                                         $ 0.15
                                             ======                                          ======
Diluted earnings per Paired Share:
  Income (loss) from continuing
     operations..........................    $(0.10)                                         $ 0.15
                                             ======                                          ======
Weighted average number of Paired
  Shares.................................       187                                             187
                                             ======                                          ======
Weighted average number of equivalent
  Paired Shares..........................       187                                             189
                                             ======                                          ======

The accompanying notes to financial statements are an integral part of the above pro forma statement.

(8) deleting Note (d) in the Notes to Unaudited Condensed Combined Consolidated Pro Forma Statements of Income of the Trust and the Corporation appearing on page 29 therein and inserting in lieu thereof the following:

(d) Represents reduction of interest expense, using an average rate of 7.5%, for the paydown of the term loans with proceeds from actual or planned asset dispositions as if the dispositions had occurred on January 1, 1998. The actual dispositions include the disposition of WD for gross proceeds of $2.1 billion to VNU in February 1998; the sale of ITT's interest in WBIS+, Channel 31 in New York City, to Paxson for gross proceeds of $128 million in March 1998; the exercise of one of the two "put" options in April 1998 pursuant to which Cablevision purchased one-half of ITT's 7.81% interest in MSG for gross proceeds of $94 million; the sale of an aircraft for gross proceeds of $39 million in April 1998; and the sale of approximately 13 million shares of Educational Services for gross proceeds of $315 million in June 1998. The planned asset dispositions include the exercise of the remaining "put" option with Cablevision or MSG, the sale of the Company's remaining 35% interest in Educational Services through various alternatives including a private placement or a registered public offering of its shares and the sale of the Desert Inn. The pro forma net proceeds of the planned dispositions, after certain costs and income taxes, would reduce debt by approximately $735 million. The Company believes that the planned dispositions are probable as required by Regulation S-X, Rule 11-01(a).

(9) deleting the Unaudited Funds from Operations of the Trust and the Corporation appearing on page 30 therein and inserting in lieu thereof the following:

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

                                             THREE MONTHS ENDED          NINE MONTHS ENDED
                                                SEPTEMBER 30,              SEPTEMBER 30,
                                           -----------------------    -----------------------
                                             1998          1997         1998          1997
                                           ---------    ----------    ---------    ----------
                                           PRO FORMA    HISTORICAL    PRO FORMA    HISTORICAL
                                           ---------    ----------    ---------    ----------
Income (loss) from continuing operations
  before minority interest...............    $(79)         $ 3          $ 44          $ 39
Minority interest in consolidated joint
  ventures...............................      (3)          (4)           (7)           (6)
Depreciation and amortization............     138           50           458           101
Depreciation and amortization for
  unconsolidated joint ventures..........       2           --            --            --
Deferred taxes...........................     (78)          --           (77)           --
Gain on sale of real estate and
  investments............................      (1)          --           (50)           --
Preopening costs.........................       9           --            35            --
Restructuring and other special
  charges................................     240           --           240            --
Other non-recurring items, net(2)........      67           --            57            --
                                             ----          ---          ----          ----
Funds from Operations....................    $295          $49          $700          $134
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

(2) Other non-recurring items consist primarily of costs associated with the settlement of certain forward interest rate swap agreements and to the vesting of certain restricted stock awards (see note 6).

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

     This amendment contains certain statements that may be deemed "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements contained herein include, but are not limited to, statements relating to the Company's objectives, strategies and plans, and all statements (other than statements of historical fact) that address actions, events or circumstances that the Company or its management expects, believes or intends will occur in the future. Forward-looking statements are not guarantees of future performance and involve risks and uncertainties that could cause actual results to differ materially from historical results or those anticipated at the time the forward-looking statements are made, including, without limitation, risks and uncertainties associated with the following: the Restructuring; the Trust's continued ability to qualify for taxation as a REIT; the Company's integration of the assets and operations of ITT and Westin; completion of future acquisitions and dispositions; the availability of capital for acquisitions and for renovations; execution of hotel and casino renovation and expansion programs; the ability to maintain existing management, franchise or representation agreements and to obtain new agreements on current terms; competition within the lodging industry and the gaming industry; the cyclicality of the real estate business, the hotel business and the gaming business; foreign exchange fluctuations; general real estate and national and international economic conditions; political, financial and economic conditions and uncertainties in countries in which the Company owns property or operates; the ability of the Company, owners of properties it manages or franchises and others with which it does business to address the Year 2000 issue, and the costs associated therewith; the adoption by several European countries of the euro as their national currency; and the other risks and uncertainties set forth in the annual, quarterly and current reports and proxy statements of the Trust and the Corporation. The Company undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

AMENDMENTS

     In response to comments received from the Securities and Exchange Commission, the Company hereby amends Item 2 of Part I of the Third Quarter 1998 10-Q by:

     (1) deleting the last paragraph under the caption "Continuing Operations" in the section titled "Results of Operations" and inserting in lieu thereof the following:

     Interest expense for the three and nine months ended September 30, 1998, net of a $40 million non-recurring charge relating to the settlement of certain forward interest swap agreements (see Note 6 to the combined consolidated financial statements) and interest income, increased to $156 million and $399 million, respectively, when compared to $27 million and $70 million in the same periods of 1997. The increase relates primarily to the debt incurred to finance the ITT Merger. See "Liquidity and Capital Resources."

     (2) deleting the paragraph under the caption "Restructuring and Other Special Charges" in the section titled "Results of Operations" and inserting in lieu thereof the following:

     During the third quarter of 1998, the Company recorded pretax charges of approximately $240 million relating to restructuring and other special charges. The charges consist of costs relating to the write-down of assets, the ITT Merger and other non-recurring costs (see Note 6 to unaudited combined consolidated financial statements on page 20).

     (3) deleting the section with the caption "Risks Relating to Year 2000" under the section "Other Matters" and inserting in lieu thereof the following:

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

     The Company has identified the critical central facility business applications that may be affected by the Year 2000 as the reservation system application, including the frequent stay programs, and communication system applications. The Company has conducted the discovery and assessment stages on the reservations and communication system applications and assembled a team to implement modifications or upgrades, as necessary, and to test results. The majority of the central facility applications passed the final testing, which was performed by internal personnel and independent third parties in the second quarter of 1998. The Company is in the process of communicating with others with whom it does significant business to determine their readiness of Year 2000 compliance. During the third quarter of 1998 the Company successfully completed a validation process with an independent third-party reservation information service provider with which the Company has a material relationship. This validation process consisted of testing of the internal code and conducting over 9,000 test cases on the applicable systems. The specific testing included a three-step process comprised of baseline tests, Year 2000 date tests and code enhancement tests.

     The Company is in the phase of assessing its hardware components at its central facilities, all of which are expected to be modified or upgraded, as necessary, to ensure Year 2000 compliance by the third quarter of 1999.

     The Company has entered into a consulting agreement with an independent third party to perform an inventory and assessment of all of the Company's computerized systems and applications for its gaming operations. This inventory and assessment will determine the resources needed, necessary modifications or upgrades, vendor Year 2000 compliance, remediation plan and the time frame for the gaming operations to become Year 2000 compliant, and is expected to be completed in 1998.

     The Company has completed the initial assessment of the applications and hardware at its owned, leased, managed and joint venture hotel properties. In the third quarter of 1998, validation tools and resources were deployed to the hotel properties. The validation tools consisted of asset management tools for analysis of all applications and data checking tools for testing and patch application purposes. The domestic Year 2000 team, which is scheduled to visit each domestic hotel property, is comprised of independent consultants and five individuals from the Company that are dedicated to the Year 2000 project. Each of the international properties has appointed internal personnel to address Year 2000 compliance and has access to such independent consultants, if necessary. Once the test statistics for the hotel property applications and hardware are collected, the information will be sent to an independent third party for Year 2000 compliance verification. Based on the results of the compliance verification, the Company expects to address remediation efforts by the third quarter of 1999.

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

Date: November 30, 1998