Form 10-K405
period 1998-12-31
STARWOOD HOTELS & RESORTS; STARWOOD HOTEL & RESORTS WORLDWIDE INC
filed 1999-03-30
CIK 48595, 316206

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

[X]   JOINT ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

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
              WHITE PLAINS, NY 10604                              WHITE PLAINS, NY 10604
          (ADDRESS OF PRINCIPAL EXECUTIVE                     (ADDRESS OF PRINCIPAL EXECUTIVE
           OFFICES, INCLUDING ZIP CODE)                        OFFICES, INCLUDING ZIP CODE)

                  (914) 640-8100                                      (914) 640-8100
          (REGISTRANT'S TELEPHONE NUMBER,                     (REGISTRANT'S TELEPHONE NUMBER,
               INCLUDING AREA CODE)                                INCLUDING AREA CODE)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                TITLE OF EACH CLASS                      NAME OF EACH EXCHANGE ON WHICH REGISTERED
                -------------------                      -----------------------------------------
     Common Stock, par value $0.01 per share,                     New York Stock Exchange
("Corporation Share") of Starwood Hotels & Resorts                   Pacific Exchange
 Worldwide, Inc. (the "Corporation"), the Class B
shares of beneficial interest, par value $0.01 per
  share ("Class B Shares"), of Starwood Hotels &
Resorts (the "Trust"), and Preferred Stock Purchase
    Rights of the Corporation, all of which are
    attached and trade together with as a Unit

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                                      None

    Indicate by check mark whether the Registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of each Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

    As of March 29, 1999, the aggregate market value of the Registrants' voting and non-voting common equity held by non-affiliates (for purposes of this Joint Annual Report only, includes all shares other than those held by the Registrants' Directors, Trustees and executive officers) was $4,051,152,064.06.

    As of March 29, 1999, the Corporation had outstanding 176,864,503 Corporation Shares and the Trust had outstanding 176,864,503 Class B Shares and 100 Class A shares of beneficial interest, par value $0.01 per share ("Class A Shares").

    For information concerning ownership of Units, see the Proxy Statement for the Corporation's Annual Meeting of Stockholders that is currently expected to be held on May 29, 1999 (the "Proxy Statement"), which is incorporated by reference under various Items of this Joint Annual Report.

                      DOCUMENT INCORPORATED BY REFERENCE:

                     DOCUMENT                                       WHERE INCORPORATED
                     --------                                       ------------------
                  Proxy Statement                             Part III (Items 11, 12 and 13)

                               TABLE OF CONTENTS

 ITEM
NUMBER                                                                   PAGE
------                                                                   ----
                                    PART I
  1.     Business....................................................     10
  2.     Properties..................................................     25
  3.     Legal Proceedings...........................................     30
  4.     Submission of Matters to a Vote of Security Holders.........     30
         Executive Officers of the Registrants.......................     30

                                   PART II
  5.     Market for Registrants' Common Equity and Related
           Stockholder Matters.......................................     30
  6.     Selected Financial Data.....................................     32
  7.     Management's Discussion and Analysis of Financial Condition
           and Results of Operations.................................     36
 7A.     Quantitative and Qualitative Disclosures about Market
           Risk......................................................     48
  8.     Financial Statements and Supplementary Data.................     48
  9.     Changes in and Disagreements with Accountants on Accounting
           and Financial Disclosure..................................     49

                                   PART III
 10.     Directors, Trustees and Executive Officers of the
           Registrants...............................................     49
 11.     Executive Compensation......................................     56
 12.     Security Ownership of Certain Beneficial Owners and
           Management................................................     56
 13.     Certain Relationships and Related Transactions..............     56

                                   PART IV
 14.     Exhibits, Financial Statements, Financial Statement
           Schedules and Reports on Form 8-K.........................     56

     This Joint Annual Report is filed by Starwood Hotels & Resorts Worldwide, Inc., a Maryland corporation (the "Corporation"), and its subsidiary, Starwood Hotels & Resorts, a Maryland real estate investment trust (the "Trust"). Unless the context otherwise requires, all references to the Corporation include those entities owned or controlled by the Corporation, including SLC Operating Limited Partnership, a Delaware limited partnership (the "Operating Partnership"), but excluding the Trust; all references herein to the Trust include the Trust and those entities owned or controlled by the Trust, including SLT Realty Limited Partnership, a Delaware limited partnership (the "Realty Partnership" and, together with the Operating Partnership, the "Partnerships"); and all references to "Starwood Hotels" or the "Company" refer to the Corporation, the Trust and their respective subsidiaries, collectively. The shares of common stock, par value $0.01 per share, of the Corporation ("Corporation Shares") and the Class B shares of beneficial interest, par value $0.01 per share, of the Trust ("Class B Shares") are attached and traded together and may be held or transferred only in units consisting of one Corporation Share and one Class B Share (a "Unit"). Prior to the restructuring of Starwood Hotels (the "Restructuring") on January 6, 1999, the common shares of beneficial interest, par value $0.01 per share, of the Trust ("Trust Shares") were traded together with the Corporation Shares as "Paired Shares," just as the Class B Shares and the Corporation Shares are currently traded as Units. Unless otherwise stated herein, all information with respect to Units refers to Units since January 6, 1999 and to Paired Shares for periods before January 6, 1999.
                            ------------------------

     This Joint Annual Report contains statements that constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements appear in a number of places in this Joint Annual Report, including, without limitation, the section of Item 1, "Business," captioned "Business Strategy" and Item 5, "Management's Discussion and Analysis of Financial Condition and Results of Operations." Such forward-looking statements may include statements regarding the intent, belief or current expectations of Starwood Hotels, its Directors or Trustees or its officers with respect to the matters discussed in this Joint Annual Report. All such forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements including, without limitation, the risks and uncertainties set forth below. The Company undertakes no obligation to publicly update or revise any forward-looking statements to reflect current or future events or circumstances.

THE RESTRUCTURING

     On January 6, 1999, Starwood Hotels consummated the Restructuring pursuant to an Agreement and Plan of Restructuring dated as of September 16, 1998, as amended (the "Restructuring Agreement"), among the Corporation, ST Acquisition Trust, a wholly owned subsidiary of the Corporation, and the Trust. Pursuant to the Restructuring, the Trust became a subsidiary of the Corporation, which holds all the outstanding Class A shares of beneficial interest, par value $0.01 per share, of the Trust ("Class A Shares"). The Restructuring was proposed in response to the Internal Revenue Service Restructuring and Reform Act of 1998 ("H.R. 2676"), which made it difficult for Starwood Hotels to acquire and operate additional hotels while still maintaining its former status as a "grandfathered paired share real estate investment trust." While the Corporation and the Trust believe that the Restructuring was the best alternative in light of the legislation and that the new structure of Starwood Hotels does not raise the same concerns that led Congress to enact such legislation, no assurance can be given that additional legislation, regulations or administrative interpretations will not be adopted that could eliminate or reduce certain benefits of the Restructuring and have a material adverse effect on the results of operations, financial condition and prospects of Starwood Hotels.

ABILITY TO MANAGE RAPID GROWTH

     The full benefits of the Company's acquisition of Westin Hotels & Resorts Worldwide, Inc. ("Westin Worldwide") and certain of its affiliates (collectively, "Westin"), of ITT Corporation ("ITT") and of the other hotel properties acquired during 1998 and thereafter will require the integration of administrative, finance, operations and marketing organizations; the coordination of sales efforts; and the implementation of appropriate operations, financial and management systems and controls in order to realize the efficiencies, revenue enhancements and cost reductions that are expected from such acquisitions. Although the Company's management team has experience integrating acquisitions, none of the prior acquisitions have been of comparable magnitude to, or included the breadth of operations involved in, the acquisition of Westin or ITT. The diversion of management attention, as well as any other difficulties which may be encountered in the transition and integration process, could have an adverse impact on the revenue and operating results of the Company. There can be no assurance that the Company will be able to integrate successfully the operations of the acquired properties with those of the Company or that anticipated synergies will be fully realized or that such synergies will occur when anticipated.

     The Company's future success and its ability to manage future growth depend in large part upon the efforts of its senior management and its ability to attract and retain key officers and other highly qualified personnel. Competition for such personnel is intense. Since January 1996, the Company has experienced significant changes in its senior management, including executive officers. (See Item 10, "Directors, Trustees and Executive Officers of the Registrants," of this Joint Annual Report.) There can be no assurance that the Company will continue to be successful in attracting and retaining qualified personnel. Accordingly, there can be no assurance that the Company's senior management will be able to successfully execute and implement the Company's growth and operating strategies.

ACQUISITION OPPORTUNITIES

     The Company intends to make acquisitions that complement its business. There can be no assurance, however, that the Company will be able to identify acquisition candidates on commercially reasonable terms or at all. If additional acquisitions are made, there can also be no assurance that any anticipated benefits will actually be realized. Similarly, there can be no assurance that the Company will be able to obtain additional financing for acquisitions, or that such financing will not be restricted by the terms of the Company's current debt arrangements.

TAX RISKS

     ABILITY TO QUALIFY AS A REIT. The Trust believes that it has operated so as to qualify as a "real estate investment trust" (a "REIT") under the Internal Revenue Code of 1986, as amended (the "Code"), commencing with the Trust's taxable year ended December 31, 1995, and the Trust intends to continue to so operate. No assurance, however, can be given that the Trust will remain qualified as a REIT. Qualification as a REIT involves the application of highly technical and complex Code provisions for which there are only limited judicial or administrative interpretations. The complexity of these provisions is greater in the case of a REIT that owns hotels and leases them to a corporation of which it is a subsidiary. As a result, the Trust is likely to encounter a greater number of interpretive issues under the REIT qualification rules, and more such issues which lack clear guidance, than are other REITs. The determination of various factual matters and circumstances not entirely within the Trust's control may affect its ability to qualify as a REIT. In addition, no assurance can be given that new legislation, new regulations, administrative interpretations or court decisions will not significantly change the tax laws with respect to qualification as a REIT or the federal income tax consequences of such qualification. Furthermore, the qualification of the Trust as a REIT will depend on the Trust's continuing ability to meet various requirements concerning, among other things, the ownership of Units and other equity securities of the Trust, the nature of the Trust's assets, the sources of its income and the amounts of its distributions to its shareholders. In connection with the acquisition of Westin in January 1998 and ITT in February 1998, the Trust acquired new assets and operations (including the leasing of newly acquired assets, loans to the Corporation and the ownership of certain corporations that own hotels or intangible assets). By increasing the complexity of the Company's operations, these assets and operations may make it more difficult for the Trust to continue to satisfy the REIT qualification requirements.

     Prior to the Restructuring, the Trust's ability to qualify as a REIT was also dependent on its continued exemption from the anti-pairing rules of Section 269B(a)(3) of the Code. Section 269B(a)(3) would ordinarily prevent a company such as the Trust from qualifying as a REIT if its stock is paired with the stock of another company (such as the Corporation) whose activities are inconsistent with REIT status. The "grandfathering rules" governing Section 269B(a)(3) generally provide, however, that (except to the extent provided by H.R. 2676) Section 269B(a)(3) does not apply to a paired-share REIT if the shares of the REIT and its paired operating company were paired on or before June 30, 1983, and the REIT was taxable as a REIT on or before June 30, 1983. However, courts and administrative agencies have not interpreted Section 269B(a)(3) to any significant degree.

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

     REQUIRED DISTRIBUTIONS TO SHAREHOLDERS. In order to obtain and retain REIT status, the Trust must distribute to its shareholders (including the Corporation) at least 95% of its REIT taxable income (excluding any net capital gain). In addition, the Trust will be subject to tax on its undistributed net taxable income and net capital gain, and a 4% nondeductible excise tax on the amount, if any, by which certain distributions paid by the Trust with respect to any calendar year are less than the sum of (i) 85% of the Trust's ordinary income, (ii) 95% of its capital gain net income for that year and (iii) 100% of its undistributed income from prior years. The Trust intends to make distributions to its shareholders to comply with the distribution requirements of the Code and to minimize federal income taxes and the nondeductible federal excise tax. The Trust (or the Realty Partnership) could be required to borrow funds on a short-term basis to meet the REIT distribution requirements, which borrowing may not otherwise be advisable for the Company.

     Distributions by the Corporation and Trust will be determined by the Corporation's Board of Directors (the "Board of Directors") or the Trust's Board of Trustees (the "Board of Trustees"), as applicable, and will depend on a number of factors, including the amount of cash available for distributions, the Company's financial condition, decisions by either such board to reinvest funds rather than to distribute such funds, the Company's capital expenditures, the annual distribution requirements under the REIT provisions of the Code (in the case of the Trust) and such other factors as either Board deems relevant. For federal income tax purposes, distributions paid to shareholders may consist of ordinary income, capital gains (in the case of the Trust), nontaxable return of capital, or a combination thereof. Subject to certain conditions, holders of Class B Shares are entitled to receive a non-cumulative annual dividend, at an initial annual rate of $0.60 per share, to the extent the dividend is authorized by the Board of Trustees. The dividend may increase after 1999 pursuant to a formula, and may not be paid under certain circumstances. Unless dividends for the then current quarterly dividend period have been paid on the Class B Shares, the Trust will not be permitted to pay a dividend on the Class A Shares (except in certain circumstances), all of which are currently held by the Corporation.

DEBT FINANCING

     As a result of incurring debt, the Company is subject to the following risks associated with debt financing: (i) the risk that cash flow from operations will be insufficient to meet required payments of principal and interest; (ii) the risk that (to the extent that the Company maintains floating rate indebtedness) interest rates will fluctuate; and (iii) risks resulting from the fact that the agreements governing the Company's loan and credit facilities contain covenants imposing certain limitations on the Company's ability to acquire and dispose of assets. In addition, although the Company anticipates that it will be able to repay or refinance its existing indebtedness and any other indebtedness when it matures, there can be no assurance that it will be able to do so or that the terms of such refinancings will be favorable.

     In connection with the acquisitions of Westin and ITT, the Company incurred a substantial amount of additional debt, thereby increasing its exposure to the risks associated with debt financing. The Company's increased leverage may have important consequences including the following: (i) the ability of the Company to obtain additional financing for acquisitions, working capital, capital expenditures or other purposes, if necessary, may be impaired or such financing may not be available on terms favorable to the Company; (ii) a substantial decrease in operating cash flow or an increase in expenses of the Company could make it difficult for the Company to meet its debt service requirements and force it to modify its operations; (iii) the Company's higher level of debt and resulting interest expense may place it at a competitive disadvantage with respect to certain competitors with lower amounts of indebtedness and/or higher credit ratings; and (iv) the Company's greater leverage may make it more vulnerable to a downturn in its business or in the economy generally.

LIMITS ON CHANGE OF CONTROL AND OWNERSHIP LIMITATION

     OWNERSHIP LIMITATION. In order for the Trust to maintain its qualification as a REIT, not more than 50% in value of its outstanding shares may be owned, directly or indirectly, by five or fewer individuals (which term is defined in the Code to include certain entities) at any time during the last half of the Trust's taxable year. Furthermore, actual or constructive ownership of a sufficient number of the Units could cause the Corporation to become a "related party tenant" of the Trust, which would result in the loss of the Trust's REIT status. In order to help preserve the Trust's REIT status, the Corporation's charter (the "Articles of Incorporation"), and the Trust's declaration of trust, as amended and restated (the "Declaration of Trust"), prohibit actual or constructive ownership by any one person or group of related persons of more than 8.0% of the shares of the Corporation or the Trust, whether measured by vote, value or number of shares (the "Ownership Limit"). Generally, the Units owned by related or affiliated persons will be aggregated and certain options and warrants will be treated as exercised for purposes of the Ownership Limit. Although the Class A Shares constitute more than 50% in value of the shares of the Trust, all of which are held by the Corporation, this ownership is not subject to the Ownership Limit and will not prevent the Trust from continuing to qualify as a REIT. In addition, the leasing of the Trust's assets to the Corporation does not constitute a lease to a related party for purposes of REIT qualification.

     The constructive ownership rules of the Code are extensive and complex and may cause Units owned, directly or indirectly, by certain direct or indirect partners in any partnership, including the direct and indirect owners of interests in the Realty Partnership and the Operating Partnership, and other classes of related individuals and/or entities, to be deemed to be constructively owned by one individual or entity. As a result, the acquisition of less than 8.0% of the Units (or the acquisition of an interest in an entity which owns Units) by an individual or entity could cause that individual or entity (or another individual or entity) to own constructively in excess of 8.0% of the Units, and thus subject such Units to the Ownership Limit. Direct or constructive ownership in excess of the Ownership Limit would cause the violative transfer or ownership to be void, or cause such shares to be converted into "Excess Shares," which have limited economic rights, to the extent necessary to ensure that the purported transfer or other event does not result in a violation of the Ownership Limit. Notwithstanding the Ownership Limit, given the breadth of the Code's constructive ownership rules and the inability of the Trust and the Corporation to continuously monitor direct and constructive ownership of Units, it is possible that an individual or entity could at some time constructively own sufficient Units to cause termination of the Trust's REIT status.

     LIMITS ON CHANGE OF CONTROL. Certain provisions of the Articles of Incorporation, the Corporation's Bylaws and the Declaration of Trust, including, without limitation, the Ownership Limit, those providing for the ability to issue preferred shares and the maintenance of staggered terms for Directors and Trustees, may have the effect of discouraging a third party from making an acquisition proposal for the Corporation and the Trust and may thereby delay, defer or prevent a change in control under circumstances that could otherwise give the holders of Units or other equity securities of the Company the opportunity to realize a premium over then-prevailing market prices.

INFLUENCE BY STARWOOD CAPITAL

     Individuals employed by or otherwise affiliated with Starwood Capital Group, L.L.C. ("Starwood Capital") hold two positions on the Board of Directors and two positions on the Board of Trustees. Although the Company has a policy requiring a majority of its Directors and Trustees to be "independent," Starwood

Capital may have the ability to exercise certain influence over the affairs of the Company. Barry S. Sternlicht is the President and Chief Executive Officer of, and controls, Starwood Capital. Mr. Sternlicht is a Director of the Corporation and Chairman and Chief Executive Officer of the Corporation, and a Trustee of the Trust and Chairman and Chief Executive Officer of the Trust. Jonathan D. Eilian, a Director of the Corporation, and Madison F. Grose, a Trustee of the Trust, are Senior Managing Directors of Starwood Capital. As a consequence, Mr. Sternlicht has the ability to exercise certain influence over the affairs of the Company. Starwood Capital and certain of its affiliates own limited partnership interests in the Realty Partnership and the Operating Partnership ("Partnership Units") that are exchangeable for Units. As a result, and due to its different tax situation, prior to the exchange of its Partnership Units into Units, Starwood Capital's objectives regarding the pricing, structure and timing of any sale of certain properties or the restructuring or sale of certain mortgage loans may differ from the objectives of the shareholders of the Company or current management of the Company.

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

     SEASONALITY OF HOTEL BUSINESS. The hotel industry is seasonal in nature; however, the periods during which the Company's properties experience higher hotel revenues or gaming activities vary from property to property and depend principally on location. Although the Company's revenues historically have been lower in the first quarter than in the second, third or fourth quarters, the acquisitions of Westin and ITT are expected to affect, and future acquisitions may further affect, seasonal fluctuations in revenues and cash flow.

     CAPITAL INTENSIVE BUSINESS. The Company's properties are capital intensive and, in order to remain attractive and competitive, must be well maintained as well as periodically modernized and refurbished. This creates an ongoing need for capital and, to the extent such capital expenditures may not be funded from cash generated by the Company, financial results may be sensitive to the cost and availability of funds.

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

     HOTEL DEVELOPMENT. The Company intends to develop hotel properties as suitable opportunities arise and is currently developing several upscale hotels. New project development is subject to a number of risks, including risks of construction delays or cost overruns that may increase project costs; receipt of zoning, occupancy and other required governmental permits and authorizations; and the incurring of development costs for projects that are not pursued to completion. There can be no assurance that any development project will be completed in a timely manner or within budget.

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

RISKS RELATING TO GAMING OPERATIONS

     REGULATION OF GAMING OPERATIONS. The Company owns and operates a number of casino gaming facilities, including Caesars Palace and the Desert Inn Resort & Casino (the "Desert Inn") in Las Vegas, Nevada; Caesars Atlantic City in Atlantic City, New Jersey; and Caesars Tahoe in Stateline, Nevada. Other gaming facilities are located in Delaware, Indiana and Mississippi; in six foreign countries; and on cruise ships operating in international waters. Each of these gaming operations is subject to extensive licensing, permitting and regulatory requirements administered by various governmental entities. Typically, gaming regulatory authorities have broad powers with respect to the licensing of gaming operations, and may revoke, suspend, condition or limit the gaming approvals and licenses of the Company and its gaming subsidiaries, impose substantial fines and take other actions, any of which could have a material adverse effect on the business and the value of the Company's hotel/casinos. Directors, officers and certain key employees of the Company and its gaming subsidiaries are subject to licensing or suitability determinations by various gaming authorities. If any of such gaming authorities were to find a person occupying any such position unsuitable, the Company would be required to sever its relationship with that person.

     INCREASED GAMING COMPETITION. The Company faces significant domestic and international competition from both established casinos and newly emerging gaming operations. Proposals have been made for a significant number of casinos, both land-based and those involving vessels on navigable waters, in a number of jurisdictions and large metropolitan areas. Legalization of gaming in additional jurisdictions may also provide opportunities for expansion by the Company's competitors that could adversely affect the Company's existing gaming operations. The Company believes that the adoption of legalized gaming in any jurisdiction near Nevada (particularly California or other states in the southwestern United States) or near New Jersey (particularly New York or Pennsylvania) or the advent of gaming on nearby Native American lands could have a material adverse effect on the Company's operations in Las Vegas and Atlantic City. In November 1998, California voters approved a ballot initiative that mandates that the California governor sign compacts relating to gaming on tribal lands with California tribes upon their request. The initiative also amended current California law to permit gambling devices, including slot machines, banked card games and lotteries, at tribal casinos. The Supreme Court of California has stayed the implementation of this initiative and its ultimate impact on the Company's gaming operations is uncertain.

     RISKS ASSOCIATED WITH HIGH-END GAMING. There are risks associated with the high end gaming business that currently comprises a portion of the Company's Caesars Palace and Desert Inn operations. High-end gaming is more volatile than other forms of gaming, and variances attributable to high-end gaming could, under certain circumstances, have a positive or negative impact on cash flow, earnings and other financial measures in a particular quarter. In addition, a substantial portion of the Company's table gaming revenues from its Caesars Palace and Desert Inn operations is attributable to the play of a relatively small number of international customers. The loss of, or a reduction in play of, the most significant of such customers could have an adverse effect on the Company's future operating results. In addition, the Company may extend credit to certain high-end gaming customers at its casinos. Although the Company takes appropriate measures to confirm the creditworthiness of these customers, the failure of such customers to repay amounts borrowed from the Company, whether as a result of gaming losses or otherwise, could have an adverse effect on the Company's results of gaming operations.

FOREIGN OPERATIONS AND CURRENCY FLUCTUATIONS

     The Company has significant international operations, including, as of December 31, 1998, majority ownership interest in 31 properties in Europe, five properties in Africa and the Middle East, 17 properties in Latin America and five properties in the Asia-Pacific region. In addition, the Company manages approximately 135 properties in these regions. International operations generally are subject to various political and other risks that are not present in U.S. operations, including, among other things, the risk of war or civil unrest, expropriation and nationalization. In addition, certain international jurisdictions restrict the repatriation of non-U.S. earnings. Various international jurisdictions also have laws limiting the right and ability of non-U.S. entities to pay dividends and remit earnings to affiliated companies unless specified conditions have been met. In addition, sales in international jurisdictions typically are made in local currencies, which subjects the Company to risks associated with currency fluctuations. Currency devaluations and unfavorable changes in international monetary and tax policies and other changes in the international regulatory climate and international economic conditions could materially adversely affect the Company's profitability and financing plans. The Company is subject to certain risks due to currency fluctuations. Other than in Italy, the Company's properties are geographically diversified and not concentrated in any particular region.

EUROPEAN UNION CURRENCY CONVERSIONS

     On January 1, 1999, 11 of the 15 member countries of the European Union (the "Participating Countries") established fixed conversion rates between their existing sovereign currencies and the Euro. Following the introduction of the Euro, the legacy currencies of the Participating Countries will remain legal tender during a transition period ending on January 1, 2002. During the transition period, both the legacy currency and the Euro will be legal tender in the respective Participating Countries. During the transition period, currency conversions will be computed by triangulation with reference to conversion rates between the respective currencies and the Euro. The Company currently operates in 10 of the 11 Participating Countries. The effect on the Company of the adoption of the Euro by the Participating Countries in which it operates is currently uncertain. However, it is possible that the Euro adoption will result in increased competition within the European market. In addition, the Company is currently evaluating and updating its information systems to make them Euro compliant; however, there is no assurance that the Company or third-party vendors of applications used by the Company will successfully bring all of its systems into compliance. Failure of the Company to do so could result in disruptions in the processing of transactions in Euros or computed by reference to the Euro.

POSSIBLE LIABILITY OF TRUST SHAREHOLDERS

     Both the Maryland statute governing real estate investment trusts formed under the laws of that state (the "Maryland REIT Law") and the Declaration of Trust provide that no shareholder of the Trust will be personally liable for any obligation of the Trust solely as a result of such shareholder's status as a shareholder of the Trust. The Declaration of Trust further provides that the Trust shall indemnify each shareholder against any claim or liability to which the shareholder may become subject by reason of being or having been a shareholder. In addition, it is the Trust's policy to include a clause in its contracts which provides that shareholders assume no personal liability for obligations entered into on behalf of the Trust. However, with respect to tort claims, contractual claims where shareholder liability is not so negated, claims for taxes and certain statutory liabilities, the shareholders may, in some jurisdictions, be personally liable to the extent that such claims are not satisfied by the Trust. Inasmuch as the Trust does and will carry public liability insurance that it considers adequate, any risk of personal liability to shareholders is limited to situations in which the Trust's assets plus its insurance coverage would be insufficient to satisfy the claims against the Trust and its shareholders.

RISKS RELATING TO GENERAL ECONOMIC CONDITIONS

     The Company's hotel and gaming operations may be adversely affected by moderate or severe economic downturns, including conditions that may be isolated to one or more geographic regions. As a result, the Company's ability to achieve or sustain substantial improvements in operating income and other important financial tests may be adversely affected by general economic conditions.

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

     Large parts of the world economy, including Asia, are currently in moderate to severe recession. In addition, the United States could experience a recession in the near or medium term. A continued recession overseas or a recession in the United States would likely have a material adverse effect on the results of operations of the Company.

RISKS RELATED TO THE YEAR 2000

     Since all major computerized central facilities reservation systems and applications have been tested and reservations for the year 2000 have been accepted, Starwood Hotels believes that it has addressed all significant risks related to the Company's reservation function. The remaining risks relate to the non-critical business applications, support hardware for the central facilities and embedded systems at the properties owned or managed by the Company. A failure of certain of these systems to become Year 2000 Compliant could disrupt the timeliness or the accuracy of management information provided by the central facilities.

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

     Starwood Hotels has asked substantially all of its significant vendors and service providers to provide reasonable assurances as to those parties' Year 2000 state of readiness. Risk assessments and contingency plans, where required, will be finalized in the first six months of 1999. To the extent that vendors and service providers do not provide satisfactory evidence that their products and services are Year 2000 Compliant, the Company will seek to obtain the necessary products and services from alternative sources. There can be no assurance, however, that Year 2000 remediation by vendors and service providers will be completed timely or that qualified replacement vendors and service providers will be available, and any failure of such third parties' systems could have a material adverse impact on the Company's computer systems and operations.

RISKS RELATING TO ACTS OF GOD AND WAR

     The Company's financial and operating performance may be adversely affected by acts of God, such as natural disasters, in both the locations in which the Company owns and/or operates significant properties and areas of the world from which the Company draws a large number of customers. Similarly, wars, political unrest and other forms of civil strife have in the past, and may in the future, cause the Company's results to differ materially from predicted results.

RISKS INVOLVED IN INVESTMENTS THROUGH PARTNERSHIPS OR JOINT VENTURES

     Instead of purchasing hotel properties directly, the Company may invest as a co-venturer. Joint venturers often have shared control over the operation of the joint-venture assets. Therefore, such investments may, under certain circumstances, involve risks such as the possibility that the co-venturer in an investment might become bankrupt, or have economic or business interests or goals that are inconsistent with the Company's business interests or goals, or be in a position to take action contrary to the Company's instructions or requests or contrary to the Company's policies or objectives.

     Consequently, actions by a co-venturer might subject hotel properties owned by the joint venture to additional risk. Although the Company generally seeks to maintain sufficient control of any joint venture, the Company may be unable to take action without the approval of its joint-venture partners. Alternatively, the Company's joint-venture partners could take actions binding on the joint venture without the Company's consent. Additionally, should a joint-venture partner become bankrupt, the Company could become liable for such partner's share of joint-venture liabilities.

                                     PART I

ITEM 1.  BUSINESS.

GENERAL

     Starwood Hotels is one of the world's largest hotel operating companies. The Company conducts its hotel business both directly and through its subsidiaries, including ITT Sheraton Corporation ("Sheraton"), the Trust and Ciga, S.p.A. ("Ciga"), and engages in the gaming business principally through its subsidiary Caesars World, Inc. ("Caesars"). The Company's brand names include Sheraton(TM), Westin(TM), The Luxury Collection(TM), St. Regis(TM), W(TM), Ciga(TM), Four Points(TM) and Caesars(TM). Through these brands, Starwood Hotels is well represented in most major markets around the world.

     The Company's revenue and earnings are derived primarily from two sources:

     - Hotel operations, which include the operation of the Company's owned hotels, the operation of other hotels for a management fee pursuant to long-term management contracts and the receipt of franchise fees; and

     - Gaming operations, which include the operation of the Company's owned, partially owned and managed casinos.

     The Company's hotel business emphasizes the global operation of full-service hotels in the luxury and upscale segment of the lodging industry. Starwood Hotels seeks to acquire interests in or management rights with respect to hotels in this segment. In the first quarter of 1998, Starwood Hotels completed two major transactions: the acquisition of Westin (the "Westin Merger") and the acquisition of ITT (the "ITT Merger"). As a result, at December 31, 1998, the Company's portfolio of owned, managed or franchised hotels totaled 694 hotels with approximately 225,000 rooms in 70 countries. This portfolio is comprised of 171 hotels that Starwood Hotels owns or leases or in which Starwood Hotels has a majority equity interest (substantially all of which hotels Starwood Hotels also manages), approximately 226 hotels managed by Starwood Hotels on behalf of third-party owners (including entities in which Starwood Hotels has a minority equity interest), approximately 280 hotels for which Starwood Hotels receives franchise fees and 17 hotels with gaming operations. For further discussion of the ITT Merger and the Westin Merger, see the notes to the combined consolidated financial statements of this Joint Annual Report.

     The Trust was organized in 1969, and the Corporation was incorporated in 1980, both under the laws of Maryland.

     The Company's principal place of business is 777 Westchester Avenue, White Plains, New York, 10604, and its telephone number is (914) 640-8100.

     For a discussion of the revenues, profits and assets of each industry and geographical segment of the Company's business, see notes to the combined consolidated financial statements of this Joint Annual Report. For additional information concerning the Company's business, see Item 2, "Properties," of this Joint Annual Report.

RECENT DEVELOPMENTS

     In June 1998, Starwood Hotels sold approximately 13 million shares of ITT Educational Services, Inc. ("Educational Services") in a public offering for net proceeds of approximately $304 million. In February 1999, Starwood Hotels sold its remaining interest of approximately 9.5 million shares of Educational Services for net proceeds of approximately $310 million.

     Caesars Indiana's "Glory of Rome" Riverboat, a floating casino in Harrison County, Indiana, commenced operations in November 1998, near the Louisville, Kentucky border. The 93,000 square foot casino is the largest riverboat casino in the United States.

COMPETITIVE STRENGTHS

     Management believes that the following factors contribute to the Company's position as a leader in the lodging and gaming industries and provide a foundation for the Company's business strategy:

     BRAND STRENGTH. Starwood Hotels believes that it has strong brand leadership in major markets worldwide based on the global recognition of the Company's lodging and gaming brands. The strength of the Company's brands is evidenced, in part, by the superior ratings received from the Company's hotel guests and from industry publications. For example, the Conde Nast Traveler Magazine 1999 Gold List Readers' Choice Poll included 50 Starwood Hotels properties as part of the top 500 places to stay in the world. Starwood Hotels owns or manages more Gold List winners than any other hotel company in the world. Additionally, Westin was ranked as the premier upscale hotel chain in the 1997 Frequent Flyer Magazine/JD Power and Associates Domestic Hotels Guest Satisfaction Survey. With the Company's well known lodging and gaming brands, Starwood Hotels benefits from a luxury and upscale branding strategy that provides strong operating performance from new customer penetration and customer loyalty. During 1998, Starwood Hotels selected approximately 25 of its owned hotels, which had been operated on a non-branded or non-proprietary-branded basis, and converted them to proprietary brands owned by the Company. In 1998, the Company also added an additional 32 hotels with approximately 7,400 rooms to its branded-hotel system. This program has enhanced and expanded the Company's global presence and brand recognition.

     SIGNIFICANT PRESENCE IN TOP MARKETS. The Company's luxury and upscale full-service hotel assets are well positioned in the United States, Canada, Europe, Asia and Latin America. These assets are primarily located in major cities and resort areas that management believes have historically demonstrated a strong breadth, depth and growing demand for luxury and upscale full-service hotels, in which the supply of sites suitable for hotel development has been limited and in which development of such sites is relatively expensive.

     PREMIER AND DISTINCTIVE PROPERTIES. Starwood Hotels controls a distinguished and diversified group of hotel properties throughout the world, including The St. Regis Hotel in New York City, the Phoenician in Scottsdale, Arizona, the Westin St. Francis in San Francisco, the Danieli in Venice, Italy, and the Palace in Madrid, Spain. These are among the leading hotels in the industry and are at the forefront of providing the highest quality and service.

     SCALE. As the largest hotel company focusing on the luxury and upscale full-service lodging segment of the market, Starwood Hotels has the scale to support its core marketing and reservation functions. The Company also believes that its scale will contribute to lowering its cost of operations through purchasing economies in such areas as insurance, telecommunications, employee benefits, food and fixture supplies.

     DIVERSIFICATION OF CASH FLOW AND ASSETS. Management believes that the diversity of the Company's brands, market segments served, revenue sources and geographic locations provides a broad base from which to enhance revenue and profits and to strengthen the Company's global brands. This diversity limits the Company's exposure to any particular lodging or gaming asset, brand, market segment or geographic region.

     While Starwood Hotels focuses on the luxury and upscale portion of the full-service hotel segment, the Company's brands cater to a diverse group of sub-markets within this segment. For example, The Luxury Collection caters to high-end hotel and resort clientele while Four Points hotels deliver full-service hotel amenities at more affordable rates. Management believes that the diversity of the Company's brands and customer base reduces the likelihood of competition for customers at any one of the Company's hotels from other hotels within its portfolio. Instead, management believes that this diversity serves to increase the Company's market share within markets where Starwood Hotels operates more than one brand.

     Starwood Hotels derives its cash flow from multiple sources, including owned hotels, management and franchise fees and gaming operations, and is geographically diverse with operations in five continents. The following table reflects the Company's properties by revenue source for the year ended December 31, 1998:

                                                              NUMBER OF
                                                              PROPERTIES
                                                              ----------
Owned Hotels(1).............................................     171(1)
Managed and franchised hotels...............................     506
Gaming......................................................      17
                                                                 ---
          Total.............................................     694
                                                                 ===

---------------
(1)Includes wholly owned, majority owned and leased hotels.

     The following table shows the Company's geographical presence by major geographic area for the year ended December 31, 1998:

                                                              NUMBER OF
                                                              PROPERTIES
                                                              ----------
North America...............................................     432
Europe......................................................      97
Latin America(1)............................................      39
Asia Pacific................................................      79
Africa and the Middle East..................................      47
                                                                 ---
          Total.............................................     694
                                                                 ===

---------------
(1)Includes Mexico and the Caribbean basin.

     GAMING OPERATIONS. Starwood Hotels has a significant presence in the gaming industry, primarily under the Caesars brand name. Starwood Hotels conducts gaming operations not only in the United States but also in six foreign countries and on two cruise ships while they are in international waters. The Company's gaming operations provide revenue and cash flow separate from the Company's hotel operations. Starwood Hotels recently made significant investments in many of its gaming properties, including the addition of 1,130 rooms and 110,000 square feet of meeting space in Caesars Palace and the addition of 620 rooms and 30,000 square feet of casino space in Caesars Atlantic City.

BUSINESS STRATEGY

     The Company's primary business objective is to maximize earnings and cash flow by increasing the profitability of the Company's existing portfolio, selectively acquiring interests in additional assets and increasing the number of the Company's hotel management contracts and franchise agreements. The Company plans to increase revenue by leveraging its global assets, broad customer base and other resources by taking advantage of the Company's scale to reduce costs. The Company's specific business strategies include the following:

     FOCUS ON LUXURY AND UPSCALE FULL-SERVICE HOTEL SEGMENT. The luxury and upscale full-service segment of the lodging industry has benefited in recent years from a favorable supply and demand relationship. Increases in occupancy rates and average daily rate ("ADR") indicate that rising demand for luxury and upscale hotel rooms has not been met by a similar rate of growth in supply. According to Smith Travel Research, growth in supply of luxury and upscale hotel rooms in the United States decreased from approximately 2% to 3% annually from 1988 through 1991 to an average of approximately 1% from 1991 to 1997. Management believes that this slower increase in the supply growth rate was attributable to many factors, including:

     - The limited availability of attractive building sites for full-service hotels;

     - The limited availability of financing for new full-service hotel construction due to a perception that projected returns did not justify new construction; and

     - The ability to purchase existing full-service properties at a discount to their replacement cost.

     The Company's hotels have benefited from these favorable trends, which have allowed Starwood Hotels to increase ADR primarily by replacing discounted business with higher-rated business and by selectively raising room rates. As a result, revenue per available room ("REVPAR") for the Company's 151 comparable owned full-service hotels increased by approximately 7.6% for the year ended December 31, 1998, as compared with the corresponding period in 1997. The Company cannot provide any assurances, however, that these trends will continue.

     INTERNAL GROWTH OPPORTUNITIES. The combination of the Company's historical businesses with ITT's and Westin's properties and operations provides Starwood Hotels with the opportunity to leverage ITT's and Westin's market presence, reputation and the scale of the combined companies, thereby strengthening the performance of the Company's hotel and gaming assets. Management has identified several internal growth opportunities that are expected to enhance the Company's operating performance and profitability, including:

     - Refining the positioning of the Company's brands to further its strategy of strengthening brand identity. By re-branding certain owned hotels to the Sheraton, Westin, Four Points or new St. Regis flags, Starwood Hotels will seek to further solidify its brand reputation and market presence, leading to enhanced REVPAR performance;

     - Expanding the Company's role as a third-party manager of hotel properties. This allows Starwood Hotels to expand the presence of its lodging brands and gain additional cash flow generally with modest capital commitment;

     - Franchising the Sheraton, Westin and Four Points brands to selected third-party operators, thereby expanding the Company's market presence, enhancing the exposure of its hotel brands and providing additional income through franchise fees;

     - Integrating the Company's owned, managed and franchised hotels into a single, multi-brand reservations system, coordinating the global sales office, and expanding the Company's Internet presence and sales capabilities to drive revenue, enhance profitability and improve customer service;

     - Launching the Company's new Preferred Guest Program in February 1999, which the Company believes will increase occupancy rates and provide the Company's customers with benefits covering the spectrum of its lodging and gaming portfolios;

     - Enhancing the Company's marketing efforts by integrating the Company's proprietary customer databases, so as to sell additional products and services to existing customers, improve occupancy rates and create additional marketing opportunities;

     - Optimizing the Company's use of its real estate assets to improve ancillary revenue, such as restaurant, beverage and parking revenue from the Company's hotel and gaming properties; and

     - Creating the new "W" hotel brand to appeal to upscale business travelers and other customers seeking full-service boutique hotels in major markets, such as New York, where the first W hotel opened in December 1998, Atlanta, where the second W hotel opened in February 1999, and San Francisco, Chicago, Los Angeles and New Orleans, where future W hotels are currently planned.

     EXTERNAL GROWTH OPPORTUNITIES. Starwood Hotels intends to explore opportunities to expand and diversify the Company's hotel and gaming portfolios through minority investments and selective acquisitions in properties domestically and internationally that meet some or all of the following criteria:

     - Luxury and upscale full-service hotels in major metropolitan areas and business centers;

     - Major tourist hotels, destination resorts or conference centers that have favorable demographic trends and are located in markets with significant barriers to entry or with major room demand generators such as office or retail complexes, airports, tourist attractions or universities;

     - Undervalued hotels whose performance can be increased by re-branding to one of the Company's hotel brands, the introduction of more professional and efficient management techniques and practices and/or the injection of capital for renovating, expanding or repositioning the property; and

     - Portfolios of hotels or hotel companies that exhibit some or all of the criteria listed above, where the purchase of several hotels in one transaction enables Starwood Hotels to obtain favorable pricing or obtain attractive assets that would otherwise not be available.

     In addition, Starwood Hotels intends to enhance its gaming portfolio by expanding the Caesars brand internationally, as in the instances of the Philippines and South Africa. Starwood Hotels may also selectively choose to develop and construct desirable hotel and gaming properties to help the Company meet its strategic goals. Currently, Starwood Hotels has hotel properties under construction in Seattle and San Francisco, which the Company expects to complete by mid-1999.

     INTEGRATING HOTEL OPERATIONS. Management believes that the ongoing integration of the Company's historic operations with those of Westin and ITT has given rise to a number of opportunities for long-term cost reductions (e.g., taking advantage of new economies of scale to reduce purchasing and insurance costs and eliminating general and administrative redundancies). This ongoing integration includes the recent adoption of a comprehensive frequent guest program and reservation system and improves performance through the application of certain operating practices consistently to all the Company's assets (e.g., applying the "best practices" from Westin, Sheraton and the Company's other hotels).

COMPETITION

     The hotel and gaming industries are highly competitive. Competition is generally based on quality and consistency of room, restaurant, casino, entertainment and convention facilities and services, attractiveness of locations, availability of a global distribution system, price and other factors. Management believes that Starwood Hotels competes favorably in these areas. The properties of Starwood Hotels compete with other hotel and casino properties, including facilities owned by local interests and facilities owned by national and international chains, in their geographic markets. The principal competitors of Starwood Hotels include other hotel operating and gaming companies (including hotel REITs) and national hotel brands.

     Starwood Hotels also encounters strong competition as a hotel operator and developer. There are over 500 hotel management companies in the United States, including several that operate more than 100 properties. While some of the Company's competitors are private management firms, several are large national and international chains that own and operate their own hotels, as well as manage hotels for third-party owners, under a variety of brands that compete directly with the Company's brands. In addition, hotel management contracts are typically long-term arrangements, but most allow the hotel owner to replace the management firm if certain financial or performance criteria are not met.

     To the extent that hotel capacity is expanded by others in a city where one of the Company's hotels is located, competition will increase. The completion of a number of room expansion projects and the opening of new hotel casinos led to an increase in hotel capacity in Las Vegas in 1998 compared to 1997, thereby increasing competition in all segments of the Las Vegas market. Certain of the Company's competitors have also announced, or are developing, new casino projects in Las Vegas and Atlantic City that, if completed, will add significant casino space and hotel rooms to these markets. Certain new casino projects in Atlantic City are subject to continuing litigation that may preclude completion of contemplated projects. Such new capacity additions to the Las Vegas and Atlantic City markets could adversely impact the Company's gaming income.

     Numerous states are currently considering the legalization of casino gaming in their jurisdictions. In November 1998, California voters approved a ballot initiative that mandates that the California governor sign compacts relating to gaming on tribal lands with California tribes upon their request. The initiative also amended current California law to permit gambling devices, including slot machines, banked card games and lotteries, at tribal casinos. The Supreme Court of California has stayed the implementation of this initiative, and its ultimate impact is uncertain.

     The competitive impact on Nevada gaming establishments, in general, and the Company's operations, in particular, from the continued growth of gaming in jurisdictions outside of Nevada cannot be determined at this time. The business of the Company's Nevada casinos might also be adversely affected if gaming operations of the type conducted in Nevada were to be permitted under the laws of other states, particularly California. Similarly, legalization of gaming operations in any jurisdiction located near Atlantic City, New Jersey, or the establishment of new large-scale gaming operations on nearby Native American tribal lands, could adversely affect the Company's Atlantic City casino. The expansion of riverboat gaming or of casino gaming on Native American tribal lands could also adversely impact the Company's gaming operations.

OTHER ASSETS AND OPERATIONS; CERTAIN RECENT DEVELOPMENTS

     EDUCATIONAL SERVICES. As a consequence of its acquisition of ITT, Starwood Hotels acquired 83.3% (approximately 22.5 million shares) of the outstanding shares of Educational Services. The shares of common stock of Educational Services are traded on the New York Stock Exchange (the "NYSE") under the symbol "ESI." In June 1998, Starwood Hotels completed the sale of approximately 13 million shares of common stock of Educational Services in an underwritten public offering for total net proceeds of approximately $304 million. The proceeds from this transaction were used to repay a portion of the Company's outstanding debt. In February 1999, Starwood Hotels completed the sale of approximately 8 million shares of common stock of Educational Services in an underwritten public offering. Concurrently, Educational Services repurchased the Company's remaining
1.5 million shares of Educational Services common stock. Starwood Hotels received aggregate net proceeds of approximately $310 million from these transactions. The proceeds were used to repay a portion of the Company's outstanding debt.

     MADISON SQUARE GARDEN. In August 1994, subsidiaries of ITT and Cablevision Systems Corporation ("Cablevision") formed Madison Square Garden, L.P. ("MSG"), to acquire and operate the New York Knickerbockers, the New York Rangers, Madison Square Garden and the MSG cable television network, among other businesses.

     As a consequence of several redemptions and contributions, ITT's interest in MSG has been reduced to 7.81%, which Cablevision has agreed to purchase for net proceeds of $87 million. This transaction is expected to close in April 1999.

GOVERNMENTAL REGULATION AND LICENSING

     GENERAL. Starwood Hotels' gaming operations include Caesars Palace and the Desert Inn, both in Las Vegas, Nevada; Caesars Atlantic City in Atlantic City, New Jersey; Caesars Tahoe in Stateline, Nevada;

Caesars "Glory of Rome" riverboat casino, which began operations on the Ohio River in Harrison County, Indiana in late 1998; the Sheraton Casino in Tunica County, Mississippi; the Sheraton Lima Hotel and Casino in Lima, Peru; the Sheraton Halifax Hotel and Casino in Halifax, Nova Scotia; the Sheraton Casino Sydney in Sydney, Cape Breton, Nova Scotia. Caesars also owns one-half of a management company that operates Casino Windsor, a casino in Windsor, Canada, which is owned by Government of the Province of Ontario. A Caesars subsidiary operates small casinos on two cruise ships as well. Sheraton also operates casinos in Australia and Egypt. Another subsidiary of the Corporation, Hotel Investors Corporation of Nevada ("HICN"), leased and operated the King 8 Hotel in Las Vegas, Nevada; the Trust sold the King 8 in 1996 pursuant to an arrangement in which HICN continued to operate the hotel and casino until June 30, 1998. The Desert Inn is owned and operated by Sheraton Desert Inn Corporation ("SDI"), which is a wholly owned subsidiary of Sheraton Gaming Corporation ("SGC"), which is a wholly owned subsidiary of Sheraton (Sheraton, SGC and SDI are collectively referred to as the "Sheraton Desert Inn Companies"). Sheraton Casino & Hotel in Tunica County, Mississippi, is owned and operated by Sheraton Tunica Corporation ("STC"), which is a wholly owned subsidiary of SDI.

     Caesars' casino gaming operations in Las Vegas, Nevada and Stateline, Nevada are conducted by Desert Palace, Inc. ("DPI"), which is a wholly owned subsidiary of Caesars Palace Corporation ("CPC"), which is a wholly owned subsidiary of Caesars (Caesars, CPC and DPI are hereinafter collectively referred to as the "Caesars Nevada Companies"). Caesars is a wholly owned subsidiary of Sheraton. Caesars' casino gaming operations in Atlantic City are conducted by Boardwalk Regency Corporation ("BRC"), which is a wholly owned subsidiary of Caesars New Jersey, Inc. ("CNJ"), which is a wholly owned subsidiary of Caesars (as required by the context, Caesars, CNJ and BRC are collectively referred to as the "Caesars New Jersey Companies"). In addition, DPI owns all of the issued and outstanding capital stock of Tele/Info, Inc. ("Tele/ Info"), which is a Nevada licensed disseminator of horse race simulcasts for the purpose of receiving and disseminating live telecasts of horse racing information.

     The ownership and/or operation of casino gaming facilities in the United States are subject to extensive Federal, state and local regulations. Under Federal law, Starwood Hotels' casino gaming operations are specifically subject to the compliance with the Gambling Devices Act of 1962, as amended, and the Bank Secrecy Act, as amended. These statutes govern the ownership, possession, manufacture, distribution and transportation in interstate commerce of gaming devices, and the recording and reporting of currency transactions, respectively. Starwood Hotels' Nevada casino gaming operations are subject to the Nevada Gaming Control Act and the regulations promulgated thereunder (the "Nevada Act"), and the licensing and regulatory control of the Nevada Gaming Commission (the "Nevada Commission") and the Nevada State Gaming Control Board (the "Nevada Board"), as well as certain county government agencies (collectively referred to as the "Nevada Gaming Authorities"). Due to the development of a riverboat gaming facility located on the Ohio River in Harrison County, Indiana, Starwood Hotels' casino gaming operations in Indiana are subject to the Indiana Gaming Control Act (the "Indiana Act"), and the licensing and regulatory control of the Indiana Gaming Commission, as well as various local, county and state regulatory agencies. Starwood Hotels' New Jersey casino gaming operations are subject to the New Jersey Casino Control Act (the "New Jersey Act"), and the licensing and regulatory control of the New Jersey Casino Control Commission (the "New Jersey Commission"), and the New Jersey Department of Law & Public Safety, Divisions of Gaming Enforcement (the "New Jersey DGE"), as well as various local, county and state regulatory agencies (collectively referred to as the "New Jersey Gaming Authorities"). Starwood Hotels' Mississippi casino gaming operations are subject to the Mississippi Gaming Control Act (the "Mississippi Act"), and the licensing and regulatory control of the Mississippi Gaming Commission (the "Mississippi Commission"), as well as various local, county and state regulatory agencies (collectively referred to as the "Mississippi Gaming Authorities"). Starwood Hotels' Ontario casino gaming operations are subject to the Ontario Gaming Control Act (the "Ontario Act"), and the licensing and regulatory control of the Ontario Gaming Control Commission (the "Ontario Commission"), as well as various local, provincial and federal regulatory agencies (collectively referred to as the "Ontario Gaming Authorities"). Starwood Hotels' Nova Scotia casino gaming operations are subject to the Nova Scotia Gaming Control Act (the "Nova Scotia Act"), and the licensing and regulatory control of the Nova Scotia Gaming Control Commission (the "Nova Scotia Commission"), as well as various local, provincial and federal regulatory agencies (collectively referred to as the "Nova Scotia Gaming Authorities").

     The casino gaming laws, regulations and supervisory procedures of Nevada, New Jersey, Indiana, Mississippi, Ontario and Nova Scotia are extensive and reflect certain public policy considerations as to (i) the integrity of casino gaming operations and their participants; (ii) the need for strict governmental and regulatory control of casino gaming operations; (iii) the creation of economic development, taxes and employment; and (iv) the maintenance and development of public confidence and trust in casino gaming regulation and control. Changes to these laws, regulations and supervisory procedures could have an adverse effect on Starwood Hotels' casino gaming operations.

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

     Starwood Hotels, ITT and Caesars are registered with the Nevada Commission as publicly traded corporations and Starwood Hotels has been found suitable by the Nevada Gaming Authorities to own all of the outstanding capital stock of ITT. The Nevada Gaming Authorities have found suitable ITT as the sole shareholder of Sheraton. Sheraton is registered with the Nevada Commission as an intermediary company and been found suitable by the Nevada Gaming Authorities to own all the outstanding capital stock of Caesars and SGC. Similarly, SGC is registered with the Nevada Commission as an intermediary company and been found suitable by the Nevada Gaming Authorities to own all the outstanding capital stock of SDI. SDI operates the Desert Inn and DPI operates both Caesars Palace and Caesars Tahoe pursuant to licenses granted by the Nevada Gaming Authorities. These casino gaming licenses are not transferable and must be renewed periodically by the payment of various gaming license fees and taxes.

     No person may become a stockholder of, or receive any percentage of profits from SDI or DPI without first obtaining certain required licenses and approvals from the Nevada Gaming Authorities. The Nevada Gaming Authorities may investigate any individual who has a material relationship to, or material involvement with, a corporation which is involved in gaming activities. Officers, directors and key employees of each of SDI and DPI must be individually licensed by, and changes in corporate positions must be reported to the Nevada Gaming Authorities, which changes may be disapproved by the Nevada Gaming Authorities. Certain of Starwood Hotels' officers, directors and key employees and those of Starwood Hotels' subsidiaries who are actively and directly involved in Starwood Hotels' gaming activities have been, and others may be, required to be licensed or found suitable by the Nevada Gaming Authorities. The Nevada Gaming Authorities may deny an application for licensing for any cause which they deem reasonable. A finding of suitability is comparable to licensing, and both require submission of detailed personal and financial information followed by a thorough investigation. If the Nevada Gaming Authorities find an officer, director or key employee unsuitable for licensing or unsuitable to continue having a relationship with Starwood Hotels, ITT, the Sheraton Desert Inn Companies, or the Caesars Nevada Companies, the companies involved would be required to sever all relationships with such person. In addition, the Nevada Gaming Authorities may require a registered company or licensee to terminate the employment of any person who refuses to file appropriate applications or disclosures.

     Starwood Hotels, ITT, the Sheraton Desert Inn Companies, and the Caesars Nevada Companies are required to submit detailed financial and operating reports to the Nevada Commission. Substantially all loans, leases, sales of securities and similar financing transactions by either SDI or DPI must be reported to or approved by the Nevada Commission. Nevada law prohibits a corporation registered by the Nevada Commission from making a public offering of its securities without the prior approval of the Nevada Commission if any part of the proceeds of the offering of the securities is, or the securities themselves are, to be used either to (i) finance the construction, acquisition or operation of gaming facilities in Nevada; or (ii) retire or extend obligations incurred for one or more such purposes.

     If it were determined that the Nevada Act was violated by SDI or DPI, the gaming license each holds could be limited, conditioned, suspended or revoked. In addition, at the discretion of the Nevada Commission, Starwood Hotels, ITT, the Sheraton Desert Inn Companies and the persons involved could be subject to substantial fines for each separate violation of the Nevada Act by the Desert Inn. Similarly, and also at the discretion of the Nevada Commission, Starwood Hotels, ITT, the Caesars Nevada Companies and the persons involved could be subject to substantial fines for each separate violation of the Nevada Act by either Caesars Palace or Caesars Tahoe. Furthermore, a supervisor could be appointed by the Nevada Commission to operate the gaming property of SDI or DPI and, under certain circumstances, earnings generated during the supervisor's appointment (except for the reasonable rental value of the affected gaming property) could be forfeited to the State of Nevada. Any suspension or revocation of the licenses or approvals, or the appointment of a supervisor, would have a material adverse effect on SDI or DPI, as the case may be.

     The Nevada Gaming Authorities may investigate and require a finding of suitability of any holder of any class of Starwood Hotels' voting securities at any time. Nevada law requires any person who acquires more than 5% of any class of Starwood Hotels' voting securities to report the acquisition to the Nevada Commission and such person may be investigated and found suitable or not suitable. Any person who becomes a beneficial owner of more than 10% of any class of Starwood Hotels' voting securities must apply for a finding of suitability by the Nevada Commission within 30 days after the Nevada Board Chairman mails a written notice requiring such filing, and must pay the costs and fees incurred by the Nevada Board in connection with the investigation. Under certain circumstances, an "institutional investor," as defined by the Nevada Act, that acquires more than 10% but not more than 15% of Starwood Hotels' voting securities may apply to the Nevada Commission for a waiver of such finding of suitability requirements if such institutional investor holds the voting securities for investment purposes only. An institutional investor will not be deemed to hold voting securities for investment purposes unless the voting securities were acquired and are held in the ordinary course of business as an institutional investor and not for the purpose of causing, directly or indirectly, the election of a majority of the members of either the Board of Directors or the Board of Trustees, any change in Starwood Hotels' corporate charter, bylaws, management, policies or operations or any of Starwood Hotels' casino gaming operations, or any other action which the Nevada Commission finds to be inconsistent with holding Starwood Hotels' voting securities for investment purposes only. Activities which are not deemed to be inconsistent with holding voting securities for investment purposes only include (i) voting on all matters voted on by stockholders; (ii) making financial and other inquiries of management of the type normally made by securities analysts for informational purposes and not to cause a change in its management, policies or operations; and (iii) such other activities as the Nevada Commission may determine to be consistent with such investment intent. If the stockholder who must be found suitable is a corporation, partnership or trust, it must submit detailed business and financial information, including a list of beneficial holders of its ownership interests. Any person who fails or refuses to apply for a finding of suitability or a license within 30 days after being ordered to do so by the Nevada Commission or by the Chairman of the Nevada Board may be found unsuitable. Any person found unsuitable who holds, directly or indirectly, any beneficial ownership of Starwood Hotels' debt or equity voting securities beyond such period or periods of time as may be prescribed by the Nevada Commission may be guilty of a gross misdemeanor. Starwood Hotels, ITT, the Desert Inn Companies or the Caesars Nevada Companies could be subject to disciplinary action if, without the prior approval of the Nevada Commission and after receipt of notice that a person is unsuitable to be an equity or debt security holder or to have any other relationship with Starwood Hotels, ITT, the Sheraton Desert Inn Companies or the Caesars Nevada Companies, any of such entities either (i) pays to the unsuitable person any dividend, interest or any distribution whatsoever;
(ii) recognizes any voting right by such unsuitable person in connection with such securities; (iii) pays the unsuitable person remuneration in any form; (iv) makes any payment to the unsuitable person by way of principal, redemption, conversion, exchange, liquidation or similar transaction; or (v) fails to pursue all lawful efforts to require such unsuitable person to relinquish his securities including, if necessary, the immediate purchase of such securities for cash at fair market value.

     Regulations of the Nevada Commission provide that control of a registered publicly traded corporation cannot be changed through merger, consolidation, acquisition of assets, management or consulting agreements, or any form of takeover without the prior approval of the Nevada Commission. Persons seeking approval to control a registered publicly traded corporation must satisfy the Nevada Commission as to a variety of stringent standards prior to assuming control of such corporation. The failure of a person to obtain such approval prior to assuming control over the registered publicly traded corporation may constitute grounds for finding such person unsuitable. Regulations of the Nevada Commission also prohibit certain repurchases of securities by registered publicly traded corporations without the prior approval of the Nevada Commission. Transactions covered by these regulations are generally aimed at discouraging repurchases of securities at a premium over market price from certain holders of more than 3% of the outstanding securities of the registered publicly traded corporation. The regulations of the Nevada Commission also require prior approval for a "plan of recapitalization." Generally, a plan of recapitalization is a plan proposed by the management of a registered publicly traded corporation that contains recommended action in response to a proposed corporate acquisition opposed by management of the corporation if such acquisition would require the prior approval of the Nevada Commission.

     Any person who is licensed, required to be licensed, registered, required to be registered, or is under common control with such persons (collectively "Licensees"), and who proposes to become involved in a gaming operation outside the State of Nevada is required to deposit with the Nevada Control Board, and thereafter maintain, a revolving fund in the amount of $10,000 to pay the expenses of investigation by the Nevada Board of the Licensees' participation in such foreign gaming; the revolving fund is subject to increase or decrease in the discretion of the Nevada Commission. Once such revolving fund is established, the Licensees may engage in gaming activities outside the State of Nevada without seeking the approval of the Nevada Commission provided (i) such activities are lawful in the jurisdiction where they are to be conducted; and
(ii) the Licensees comply with certain reporting requirements imposed by the Nevada Act. Licensees are subject to disciplinary action by the Nevada Commission if they (i) knowingly violate any laws of the foreign jurisdiction pertaining to the foreign gaming operation; (ii) fail to conduct the foreign gaming operation in accordance with the standards of honesty and integrity required of Nevada gaming operations; (iii) engage in activities that are harmful to the State of Nevada or its ability to collect gaming taxes and fees; or (iv) employ a person in the foreign operation who has been denied a license or finding of suitability in Nevada on the ground of personal unsuitability.

     NEW JERSEY GAMING REGULATION. The New Jersey gaming laws and regulations primarily concern (a) the financial stability and character of casino operators, their employees, their security holders and others financially interested in casino operations; and (b) the operating methods and the financial and accounting procedures used in connection with casino operations. The New Jersey gaming laws and regulations include, among other requirements, detailed provisions concerning (i) the type, manner and number of applications and licenses required to conduct casino gaming and ancillary activities; (ii) the licensing, regulation and curricula of gaming schools; (iii) the establishment of minimum standards of accounting and internal control, including the issuance and enforceability of casino credit; (iv) the manufacture, sale, distribution and possession of gaming equipment; (v) the rules of the games; (vi) the exclusion of undesirable persons; (vii) the use, regulation and reporting of junket activities; (viii) the possession, sale and distribution of alcoholic beverages; (ix) the regulation and licensing of suppliers to licensed casino operators; (x) the conduct of entertainment within licensed casino facilities;
(xi) equal employment opportunity for employees of licensed casino operators, contractors for casino facilities and other entities; (xii) the payment of gross revenue taxes and similar fees and expenses; (xiii) the conduct of casino simulcasting; and (xiv) the imposition and discharge of casino reinvestment development obligations. A number of these regulations require practices which are different from those in many casinos elsewhere and some of them result in casino operating costs greater than those in comparable facilities elsewhere. As a prerequisite to being licensed, a New Jersey hotel/casino facility must meet certain facilities requirements concerning, among other things, the size and number of guest rooms.

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

     The New Jersey Act and regulations define an "institutional investor" as
(i) any retirement fund administered by a public agency for the exclusive benefit of Federal, state or local public employees; (ii) an investment company registered under the Investment Company Act of 1940; (iii) a collective investment trust organized by banks under Part Nine of the Rules of the Comptroller of the Currency; (iv) a closed end investment trust; (v) a chartered or licensed life insurance company or property and casualty insurance company;
(vi) banking or other licensed or chartered lending institutions; (vii) an investment advisor registered under the Investment Advisors Act of 1940; or
(viii) such other persons as the New Jersey Commission may determine for reasons consistent with the policies of the New Jersey Act. In the absence of a prima facie showing by the Director of the DGE that there is any cause to believe that such institutional investor may be found unqualified, upon application and for good cause shown, an institutional investor holding either (a) less than 10% of Starwood Hotels' equity securities; or (b) debt securities constituting less than 20% of Starwood Hotels' outstanding debt and less than 50% of the issue involved may be granted a waiver of qualification as to such holdings if (i) such securities are those of a publicly traded corporation; (ii) the institutional investor's holdings of such securities were purchased for investment purposes only; and (iii) upon request by the New Jersey Commission, the institutional investor files with the New Jersey Commission a certified statement to the effect that the institutional investor has no intention of influencing or affecting the affairs of Starwood Hotels, ITT, Caesars, CNJ or BRC; notwithstanding the foregoing, the institutional investor is permitted to vote on matters put to the vote of the outstanding security holders of Starwood Hotels.

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

     Any holder of Starwood Hotels' debt or equity securities, including an institutional investor, who is required to be found qualified by the New Jersey Commission must submit an application for qualification within 30 days after being ordered to do so or divest all security holdings within 120 days after the New Jersey Commission determines such qualification is required. The application for qualification must include a trust agreement by which the security holder places its interest in Starwood Hotels' securities in trust with a trustee qualified by the New Jersey Commission. If the security holder is ultimately found qualified, the trust agreement is terminated. In connection with the ITT Merger, Starwood Hotels petitioned for, and on January 28, 1998 received, interim casino authorization under the provisions of the New Jersey Act, including the execution of a trust agreement; on October 22, 1998, the New Jersey Commission found Starwood Hotels plenarily qualified without condition and, as a result, the interim casino authorization trust was dissolved.

     If the security holder is not found qualified or withdraws its application for qualification, the trustee will be empowered with all rights of ownership pertaining to such security holder's securities, including all voting rights and the power to sell the securities; in any event, the unqualified security holder will not be entitled to receive in exchange for its securities an amount in excess of the lower of (i) the actual cost the security holder incurred in acquiring the securities; or (ii) the value of such securities, calculated as if the investment had been made on the date the trust became operative. If the security holder is not found qualified, it is unlawful for the security holder to (i) receive any dividends or interest on such securities; (ii) exercise, directly or through any trustee or nominee, any right conferred by such securities; or (iii) receive any remuneration in any form from Starwood Hotels, ITT, Caesars, CNJ or BRC for services rendered or otherwise.

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

     The New Jersey Act requires that each of Starwood Hotels, ITT, Caesars, CNJ and BRC maintain financial stability and capability. For purposes of these requirements, the New Jersey Commission has adopted regulations defining "financial stability" and has set forth certain standards for determining compliance with the financial stability regulations. Under the regulations of the New Jersey Commission, "financial stability" has been defined as (i) the ability to assure the financial integrity of casino operations by the maintenance of a casino bankroll or equivalent provisions adequate to pay winning wagers to casino patrons when due; (ii) the ability to meet ongoing operating expenses which are essential to the maintenance of continuous and stable casino operations; (iii) the ability to pay, as and when due, all local, state and Federal taxes and any and all fees imposed by the New Jersey Act; (iv) the ability to make necessary capital and maintenance expenditures in a timely manner which are adequate to insure maintenance of a superior first class facility of exceptional quality as required by the New Jersey Act; and (v) the ability to pay, exchange, refinance or extend debts, including long-term and short-term principal and interest and capital lease obligations, which will mature or otherwise come due and payable during either the license term or within 12 months after the end of the license term or to otherwise manage such debts and any default with respect to the debts. The New Jersey Commission regulations provide that the financial stability standards concerning casino bankroll, operating expenses and capital and maintenance expenditures are met if the following is shown by clear and convincing evidence: (i) casino bankroll -- the maintenance, on a daily basis, of a casino bankroll at least equal to the average daily casino bankroll, calculated on a monthly basis, for the corresponding month in the previous year; (ii) operating expenses -- the demonstration of the ability to achieve positive gross operating profit measured on an annual basis; and
(iii) capital and maintenance expenditures -- the demonstration that its capital and maintenance expenditures over the five-year period, which includes the previous 36 calendar months and the upcoming license period, average at least 5% of net revenue per annum. Starwood Hotels believes that, at current operating levels, BRC will have no difficulty in complying with these requirements. The New Jersey Commission has the authority to restrict or prohibit the transfer of cash or the assumption of liabilities by BRC if such action will adversely impact the financial stability of BRC and the prior approval of the New Jersey Commission is required to incur indebtedness and guarantees of affiliated indebtedness by BRC involving amounts greater than $25 million.

     If it were determined that New Jersey gaming laws were violated by BRC, BRC could be subject to fines or its casino license could be limited, conditioned, suspended or revoked. In addition, if a security holder of Starwood Hotels, ITT, Caesars, CNJ or BRC is found disqualified but does not dispose of the securities, the New Jersey Commission is authorized to take any necessary action to protect the public interest, including the suspension or revocation of the casino license. The New Jersey Commission, however, will not take any action against Starwood Hotels, ITT, Caesars, CNJ or BRC in connection with a disqualified holder if the New Jersey Commission finds that (i) Starwood Hotels has provided in its corporate and trust charters that Starwood Hotels' securities are held subject to the condition that, if a holder is found to be disqualified by the New Jersey Commission pursuant to the provisions of the New Jersey Act, such holder shall dispose of its interest in Starwood Hotels; (ii) Starwood Hotels has made a good faith effort, including the prosecution of all legal remedies, to comply with any order of the New Jersey Commission requiring the divestiture of the interest held by the disqualified holder; and (iii) such disqualified holder does not have the ability to control Starwood Hotels, ITT, Caesars, CNJ or BRC or to elect one or more members of the Board of Directors, the Board of Trustees or the respective boards of directors of ITT, Caesars, CNJ or BRC. If BRC's license is revoked, not renewed or suspended for a period in excess of 120 days, the New Jersey Commission is empowered to appoint a conservator to operate, and to dispose of, BRC's casino/hotel facilities. If a conservator operates the casino/hotel facilities, payments to shareholders would be limited to a "fair return" on their investment, with any excess going to the State of New Jersey. If a conservator is appointed, the conservator's charges and expenses become a lien against the property which has priority over all prior and subsequent liens. Any suspension or revocation of the licenses or approvals, or the appointment of a conservator would have a material adverse effect on BRC.

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

     Pursuant to the Ontario Act, the Registrar of the Ontario Commission must approve any change in the directors or officers of WCL. The Ontario Act also provides that the Ontario Commission may require the submission of certain disclosures and informational material from any person who has an interest in WCL. Starwood Hotels has submitted to the Registrar all required disclosures and informational material.

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

     Under the Nova Scotia Act, the Director of Registration of the Nova Scotia Commission must be notified, within 15 days, of any change in the officers or directors of SCNS. SCNS is also required to file a disclosure form with the Director of Registration within 15 days of (i) a person acquiring a beneficial interest in the business of SCNS; (ii) a person exercising control, either directly or indirectly, over the business of SCNS; or (iii) a person providing financing, either directly or indirectly, to the business of SCNS. The Nova Scotia Act also provides that the Director of Registration may require information or material from SCNS or any person who has an interest in SCNS. Starwood Hotels has submitted all required disclosure forms and informational materials as applicable.

     INDIANA GAMING REGULATION. Because Caesars began operating the Caesars Indiana riverboat casino in Harrison County, Indiana on November 16, 1998, Starwood Hotels and ITT are subject to the gaming regulations in force in that state. Indiana currently imposes regulations on gaming companies similar to, and in Starwood Hotels' opinion, no more restrictive than, the gaming regulations in force in Nevada and New Jersey.

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

     Under the Indiana Act and regulations prior approval of the ITT Merger was not required; however, Starwood Hotels was required to and did file for approval of the ITT Merger within 45 days of the closing of the ITT Merger. On November 16, 1998, the Indiana Commission granted the application of Starwood Hotels for approval of the ITT Merger and, immediately thereafter, issued a riverboat owner's license to Caesars Indiana, thereby enabling Caesars Indiana to commence gaming operations.

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

ENVIRONMENTAL MATTERS

     Starwood Hotels is subject to certain requirements and potential liabilities under various federal, state and local environmental laws, ordinances and regulations ("Environmental Laws"). For example, a current or previous owner or operator of real property may become liable for the costs of removal or remediation of hazardous or toxic substances on, under or in such property. Such laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances. The presence of hazardous or toxic substances may adversely affect the owner's ability to sell or rent such real property or to borrow using such real property as collateral. Persons who arrange for the disposal or treatment of hazardous or toxic wastes may be liable for the costs of removal or remediation of such wastes at the treatment, storage or disposal facility, regardless of whether such facility is owned or operated by such person. Starwood Hotels uses certain substances and generates certain wastes that may be deemed hazardous or toxic under applicable Environmental Laws, and Starwood Hotels from time to time has incurred, and in the future may incur, costs related to cleaning up contamination resulting from historic uses of certain of the Company's current or former properties or the Company's treatment, storage or disposal of wastes at facilities owned by others. Other Environmental Laws require abatement or removal of certain asbestos-containing materials ("ACMs") (limited quantities of which are present in various building materials such as spray-on insulation, floor coverings, ceiling coverings, tiles, decorative treatments and piping located at certain of the Company's hotels) in the event of damage or demolition, or certain renovations or remodeling. These laws also govern emissions of and exposure to asbestos fibers in the air. Environmental Laws also regulate polychlorinated biphenyls ("PCBs"), which may be present in electrical equipment. A number of the Company's hotels have underground storage tanks ("USTs") and equipment containing chlorofluorocarbons ("CFCs"); the operation and subsequent removal or upgrading of certain USTs and the use of equipment containing CFCs also are regulated by Environmental Laws. In connection with the Company's ownership, operation and management of its properties, Starwood Hotels could be held liable for costs of remedial or other action with respect to PCBs, USTs or CFCs.

     Environmental Laws are not the only source of environmental liability. Under the common law, owners and operators of real property may face liability for personal injury or property damage because of various environmental conditions such as alleged exposure to hazardous or toxic substances (including, but not limited to, ACMs, PCBs and CFCs), poor indoor air quality, radon or poor drinking water quality.

     Although Starwood Hotels has incurred and expects to incur remediation and other environmental costs during the ordinary course of operations, management anticipates that such costs will not have a material adverse effect on the operations or financial condition of the Company.

EMPLOYEES

     At December 31, 1998, Starwood Hotels employed approximately 130,000 persons (including 12,000 employees in its gaming operations) at its owned and managed hotels, of whom approximately 52% were employed in the United States. At December 31, 1998, approximately 34% of the U.S.-based employees (other than gaming facility employees) were covered by various collective bargaining agreements providing, generally, for basic pay rates, working hours, other conditions of employment and orderly settlement of labor disputes. Generally, labor relations have been maintained in a normal and satisfactory manner, and management believes that the Company's employee relations are good.

ITEM 2.  PROPERTIES.

     Starwood Hotels is one of the largest hotel and resort companies in the world, with operations throughout the United States and in approximately 70 countries around the world. In addition, through its Sheraton and Caesars subsidiaries, Starwood Hotels operates casinos or other gaming facilities in the United States and Canada and overseas in Australia, Egypt (two), Peru, the Philippines and South Africa. Starwood Hotels considers its hotels and casinos generally to be premier establishments with respect to desirability of location, size, facilities, physical condition, quality and variety of services offered in the markets in which they are located. Although obsolescence arising from age and condition of facilities can adversely effect the Company's hotel and gaming properties, Starwood Hotels expends substantial funds to renovate and maintain its facilities in order to remain competitive. For further information, see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources -- Capital Expenditures," in this Joint Annual Report.

LODGING

     The Company's lodging business included 694 owned, operated, managed or franchised hotels with approximately 225,000 rooms at December 31, 1998, predominantly under eight brands: St. Regis (luxury full-service hotels and resorts), The Luxury Collection (luxury full-service hotels and resorts), Ciga (classic European luxury hotels and resorts), Westin (luxury and upscale full-service hotels and resorts), Sheraton (full-service hotels and resorts), W (stylish boutique full-service urban hotels), Caesars (full-service hotels and casinos) and Four Points (moderately-priced hotels). At December 31, 1998, 171 of these hotels were owned or leased by Starwood Hotels or an entity in which Starwood Hotels has a majority equity interest, approximately 226 were managed by Starwood Hotels on behalf of third-party owners (including entities in which Starwood Hotels has a minority equity interest), approximately 280 were owned and operated by franchisees using one of the Company's brands or were otherwise represented by Starwood Hotels and 17 were associated with gaming operations.

     The following table sets forth the number of hotels, number of rooms, ADR, average occupancy rate and REVPAR achieved by the Company's owned, leased and consolidated joint venture hotels with comparative results by region and worldwide at December 31, 1998, and for the year ended December 31, 1998.

                                             AT DECEMBER 31,      YEAR ENDED DECEMBER 31, 1998
                                                 1998(1)         -------------------------------
                                             ----------------                AVERAGE
                                             HOTELS    ROOMS       ADR      OCCUPANCY    REVPAR
                                             ------    ------    -------    ---------    -------
North America..............................   104      35,237    $137.99      70.8%      $ 97.72
Europe.....................................    29       6,304    $194.52      71.5%      $139.03
Latin America(2)...........................    13       5,179    $128.97      68.1%      $ 87.82
Asia Pacific...............................     3       1,116    $127.23      74.8%      $ 95.19
Africa and the Middle East.................     2         776    $ 64.63      69.7%      $ 45.07
                                              ---      ------
Worldwide..................................   151      48,612    $143.11      70.7%      $101.15
                                              ===      ======

---------------
(1) Excludes 18 hotels under significant renovation in 1998 or 1997 and 2 hotels held for disposition at December 31, 1998.

(2) Includes Mexico and the Caribbean basin.

HOTEL MANAGEMENT AND FRANCHISING

     Hotel and resort properties in the United States are often owned by entities that neither manage hotels nor own a brand name. Hotel owners typically enter into management contracts with hotel management companies to operate their hotels. When a management company does not offer a brand affiliation, the hotel owner often chooses to pay separate franchise fees to secure the benefits of brand marketing, centralized reservations and other centralized administrative functions, particularly in the sales and marketing area. Management believes that companies, such as Starwood Hotels, that offer both hotel management services and well-established worldwide brand names appeal to hotel owners by providing the full range of management and marketing services.

     MANAGED HOTELS. Through its subsidiaries, Starwood Hotels manages a number of hotels worldwide, usually under a long-term agreement with the hotel owner. The Company's responsibilities under hotel management contracts typically include hiring, training and supervising the managers and employees that operate these facilities. For additional fees, Starwood Hotels provides reservation services and coordinates national advertising and certain marketing and promotional services. Starwood Hotels prepares and implements annual budgets for the hotels it manages and is responsible for allocating property-owner funds for periodic maintenance and repair of buildings and furnishings.

     Management contracts typically provide for base fees tied to gross revenue and incentive fees tied to profits. In the Company's experience, owners seek hotel managers that can provide attractively priced base, incentive, marketing and franchise fees combined with demonstrated sales and marketing expertise and operations-focused management designed to enhance profitability. Some of the Company's management contracts permit the hotel owner to terminate the agreement when the hotel is sold or otherwise transferred to a third party, as well as if Starwood Hotels fails to meet established performance criteria. In addition, many hotel owners seek an equity or debt investment from Starwood Hotels to help finance hotel renovations or conversion to the new brand and to align the interests of the owner and the Company. The Company's ability or willingness to make such investments may determine, in part, whether Starwood Hotels will be offered, will accept, or will retain a particular management contract.

     BRAND FRANCHISING. Starwood Hotels franchises its Sheraton, Westin and Four Points brand names and generally derives licensing and other fees from franchisees based on a fixed percentage of franchise hotel room revenue, as well as fees for other services, including centralized reservations, sales and marketing, public relations and national and international media advertising. In addition, a franchisee may also purchase hotel supplies, including brand-specific products, from certain Starwood Hotels-approved vendors. Starwood Hotels approves certain plans for, and the location of, franchised hotels and reviews their design.

     As of December 31, 1998, there were approximately 238 franchised properties with approximately 60,000 rooms operating under the Sheraton brand (including Four Points) and approximately 29 franchised properties with approximately 9,000 rooms operating under the Westin brand.

GAMING

     Starwood Hotels operates casinos or other gaming facilities in the United States, Canada, the Philippines and South Africa, generally under the Caesars and Sheraton brand names. The following table sets forth information for certain of the Company's hotel/casinos at December 31, 1998.

                                                                            AT DECEMBER 31, 1998
                                                                          -------------------------
CASINO                                                 LOCATION           ROOMS   CASINO (SQ. FEET)
------                                        --------------------------  -----   -----------------
Caesars Palace..............................  Las Vegas, NV               2,456        129,000
Caesars Atlantic City.......................  Atlantic City, NJ           1,144        117,000
Caesars Indiana.............................  Harrison County, IN            --         93,000
Caesars Tahoe...............................  Stateline, NV                 440         40,000
Sheraton Casino & Hotel.....................  Robinsonville, MS             140         33,000
The Desert Inn Resort & Casino..............  Las Vegas, NV                 715         32,000
Dover Downs.................................  Dover, DE                      --         25,000
Casino Windsor..............................  Windsor, Canada               389        100,000
Caesars Gauteng.............................  Kempton Park, South            --         70,000
                                              Africa
Sheraton Casino Sydney......................  Cape Breton, Canada            --         12,000
Caesars Manila..............................  Manila, Philippines            --          7,000
Caesars Palace at Sea.......................  S.S. Crystal Harmony            *              *
                                              S.S. Crystal Symphony           *              *

---------------
* Starwood Hotels operates the Caesars Palace at Sea casinos only while the cruise ships on which they are located are in international waters.

     GAMING FACILITIES IN THE UNITED STATES. Caesars Palace in Las Vegas is one of the premier gaming properties in the world, attracting patrons from all over the world to its 129,000 square foot casino. Significant capital investments have been made in Caesars Palace over the past three years to create a more exciting gaming environment, to add additional rooms and a new hotel tower and to construct other facilities for conventions, meetings and banquets. Starwood Hotels also owns and operates Caesars Atlantic City, a hotel/casino complex with more than 117,000 square feet of casino space, located at the center of the boardwalk in Atlantic City, New Jersey. Caesars Atlantic City has undergone extensive renovation since 1996 to enhance its convention, meeting and banquet facilities, including expanded dining facilities, a multi-function grand ballroom and a four-story atrium. These renovations are expected to enhance the appeal of Caesars Atlantic City as a convention site, as well as attract more walk-in patrons from the boardwalk.

     Caesars Indiana's "Glory of Rome" Riverboat, a floating casino in Harrison County, Indiana, commenced operations in November 1998, near the Louisville, Kentucky, border. The 93,000 square foot casino is the largest riverboat casino in the United States. In addition, Starwood Hotels owns and operates Caesars Tahoe, a hotel/casino complex on the Nevada-California border adjacent to Lake Tahoe, the Sheraton Casino & Hotel in Tunica County, Mississippi, and the Desert Inn in Las Vegas, which is currently held for sale.

     INTERNATIONAL GAMING FACILITIES. Starwood Hotels owns a 50% interest in Casino Windsor Limited, which operates a hotel/casino complex (owned by the Province of Ontario) comprising a 100,000 square foot casino and approximately 400 rooms in Windsor, Ontario, directly across the river from Detroit, Michigan. Starwood Hotels also operates a casino at the Sheraton Halifax Hotel & Casino in Halifax, Nova Scotia, and operates the Sheraton Casino Sydney (which is a stand-alone casino) in Sydney, Cape Breton, Nova Scotia. In addition, Starwood Hotels operates the Caesars Gauteng in Kempton Park, Johannesburg, South Africa, Caesars Manila in Manila, Philippines, and Caesars Palace at Sea, located on two cruise ships while they are in international waters.

EXTERNAL GROWTH

     During the first quarter of 1998, in addition to the ITT Merger and the Westin Merger, Starwood Hotels acquired four full-service, luxury hotel properties located in Aspen, Colorado; New York City, New York; Washington, D.C.; and Houston, Texas for a total purchase price of approximately $348 million consisting of $164 million in cash and 3.7 million Units (valued at approximately $184 million). In May 1998, Starwood Hotels acquired the 242-room Danbury Hilton in Danbury, Connecticut for approximately $20 million in cash. In August 1998, Starwood Hotels acquired a 95% non-controlling interest in the 760-room Westin Maui in Maui, Hawaii, for approximately $132 million in cash.

INTERNAL GROWTH

     The following tables summarize average occupancy rates, ADR and REVPAR on a year-to-year basis for the Company's 151 comparable owned, leased and consolidated joint venture hotel properties for the year ended December 31, 1998 (excluding two hotels held for sale at December 31, 1998, 11 hotels under significant renovation during 1998 and seven hotels under renovation during
1997).

                                                         YEAR ENDED DECEMBER 31,
                                                         ------------------------      PERCENTAGE
                                                           1998            1997          CHANGE
                                                         --------        --------      ----------
WORLDWIDE
ALL HOTELS
Number of hotels.......................................      151             151
Number of rooms........................................   48,612          48,612
REVPAR.................................................  $101.15         $ 94.04           7.6%
ADR....................................................  $143.11         $133.86           6.9%
Occupancy..............................................     70.7%           70.3%          0.4%
SHERATON(1)
Number of hotels.......................................       83              83
Number of rooms........................................   27,833          27,833
REVPAR.................................................  $109.50         $102.15           7.2%
ADR....................................................  $155.50         $145.55           6.8%
Occupancy..............................................     70.4%           70.2%          0.2%
WESTIN
Number of hotels.......................................       26              26
Number of rooms........................................   10,345          10,345
REVPAR.................................................  $ 95.93         $ 88.51           8.4%
ADR....................................................  $133.05         $124.64           6.7%
Occupancy..............................................     72.1%           71.0%          1.1%
OTHER(2)
Number of hotels.......................................       42              42
Number of rooms........................................   10,434          10,434
REVPAR.................................................  $ 84.26         $ 78.14           7.8%
ADR....................................................  $120.42         $112.13           7.4%
Occupancy..............................................     70.0%           69.7%          0.3%

                                                         YEAR ENDED DECEMBER 31,
                                                         ------------------------      PERCENTAGE
                                                           1998            1997          CHANGE
                                                         --------        --------      ----------
NORTH AMERICA
ALL HOTELS
Number of hotels.......................................      104             104
Number of rooms........................................   35,237          35,237
REVPAR.................................................  $ 97.72         $ 90.53           7.9%
ADR....................................................  $137.99         $128.37           7.5%
Occupancy..............................................     70.8%           70.5%          0.3%
SHERATON(1)
Number of hotels.......................................       40              40
Number of rooms........................................   15,460          15,460
REVPAR.................................................  $108.37         $100.78           7.5%
ADR....................................................  $153.85         $142.97           7.6%
Occupancy..............................................     70.4%           70.5%         (0.1)%
WESTIN
Number of hotels.......................................       22              22
Number of rooms........................................    9,343           9,343
REVPAR.................................................  $ 94.87         $ 87.15           8.9%
ADR....................................................  $131.00         $121.85           7.5%
Occupancy..............................................     72.4%           71.5%          0.9%
OTHER(2)
Number of hotels.......................................       42              42
Number of rooms........................................   10,434          10,434
REVPAR.................................................  $ 84.26         $ 78.14           7.8%
ADR....................................................  $120.42         $112.13           7.4%
Occupancy..............................................     70.0%           69.7%          0.3%

INTERNATIONAL
ALL HOTELS
Number of hotels.......................................       47              47
Number of rooms........................................   13,375          13,375
REVPAR.................................................  $110.46         $103.59           6.6%
ADR....................................................  $157.09         $149.03           5.4%
Occupancy..............................................     70.3%           69.5%          0.8%
SHERATON(1)
Number of hotels.......................................       43              43
Number of rooms........................................   12,373          12,373
REVPAR.................................................  $110.98         $103.96           6.8%
ADR....................................................  $157.67         $149.00           5.8%
Occupancy..............................................     70.4%           69.8%          0.6%
WESTIN
Number of hotels.......................................        4               4
Number of rooms........................................    1,002           1,002
REVPAR.................................................  $104.78         $ 99.70           5.1%
ADR....................................................  $150.83         $149.25           1.1%
Occupancy..............................................     69.5%           66.8%          2.7%

---------------
(1) Includes Sheraton, The Luxury Collection, St. Regis, Ciga and Four Points branded properties.

(2) Represents non-proprietary branded properties.

ITEM 3.  LEGAL PROCEEDINGS.

     There are various lawsuits pending against the Company, some of which involve claims for substantial amounts. However, the Company does not consider its ultimate liability with respect to these actions to be material in relation to the consolidated financial condition or operations of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANTS

     See Part III, Item 10, of this Joint Annual Report for information regarding the executive officers of the Registrants, which information is incorporated herein by reference.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANTS' COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

MARKET INFORMATION

     The Units are traded on the NYSE and the Pacific Exchange under the symbol "HOT." The Class A Shares are all currently held by the Corporation and have never been traded.

     The following table sets forth, for the fiscal periods indicated, the high and low sale prices per Unit on the NYSE Composite Tape.

                                                               HIGH      LOW
                                                              ------    ------
1998
Fourth quarter..............................................  $31.38    $18.75
Third quarter...............................................  $49.19    $29.19
Second quarter..............................................  $54.38    $44.44
First quarter...............................................  $57.88    $49.50
1997
Fourth quarter..............................................  $60.38    $52.13
Third quarter...............................................  $57.44    $41.56
Second quarter..............................................  $42.81    $34.25
First quarter...............................................  $45.88    $34.50

HOLDERS

     As of March 25, 1999, there were approximately 37,500 holders of record of Units and one holder of record (the Corporation) of the Class A Shares.

DISTRIBUTIONS MADE/DECLARED

     The following table sets forth certain information with respect to distributions made by the Trust to holders of Units during the years ended December 31, 1997 and 1998:

                                                              DISTRIBUTIONS    RETURN OF CAPITAL
                                                                  MADE          GAAP Basis (a)
                                                              -------------    -----------------
1998
Fourth quarter..............................................      $0.15(b)              --
Third quarter...............................................      $0.52              $0.52
Second quarter..............................................      $0.52                 --
First quarter...............................................      $0.52                 --
1997
Fourth quarter..............................................      $0.48(c)           $0.23
Third quarter...............................................      $0.48              $0.48
Second quarter..............................................      $0.39              $0.01
First quarter...............................................      $0.39              $0.21

---------------
(a) Represents distributions per Unit in excess of net income per Unit on a generally accepted accounting principles ("GAAP") basis, and is not the same as return of capital on a tax basis. The net income per Unit used to calculate the return of capital GAAP basis represents the results of the Corporation and the Trust for 1997 and the results of the Company for 1998.

(b) The Trust declared a distribution for the fourth quarter of 1998 to shareholders of record on December 31, 1998. The distribution was paid in January 1999.

(c) The Trust declared a distribution for the fourth quarter of 1997 to shareholders of record on December 31, 1997. The distribution was paid in January 1998.

     The Corporation has not paid any cash dividends since its organization and does not anticipate that it will make any such distributions in the foreseeable future.

     As a consequence of the Restructuring, holders of Class B Shares are now entitled, subject to certain conditions, to receive a non-cumulative annual dividend, at an initial rate of $0.60 per share, to the extent the dividend is authorized by the Board of Trustees of the Trust. The dividend may increase after 1999 pursuant to a formula, and may not be paid under certain circumstances. Unless dividends for the then current quarterly dividend period have been paid on the Class B Shares, the Trust is not permitted to pay a dividend on the Class A Shares (except in certain circumstances). Under the terms of the Company's current credit facilities, the Trust is generally permitted to distribute to its shareholders on an annual basis cash in an amount equal to the greater of (i) 55% of adjusted funds from operations (as defined) for any four consecutive calendar quarters and (ii) the minimum amount necessary to maintain the Trust's tax status as a REIT.

CONVERSION OF SECURITIES; SALE OF UNREGISTERED SECURITIES

     During 1998, the Trust consented to the exchange of approximately 1.3 million shares of Class B Exchangeable Preferred Shares ("Class B EPS") by certain stockholders for an equal number of shares of Class A Exchangeable Preferred Shares ("Class A EPS"); stockholders thereafter exchanged approximately 3.2 million shares of Class A EPS for an equal number of Units.

     During 1998, the Company exchanged approximately 1.5 million Partnership Units held by third parties for Units on a one-for-one basis.

     In January 1998, Starwood Hotels completed the acquisition of four full-service, luxury properties located in Aspen, Colorado; New York, New York; Washington, D.C., and Houston, Texas for total consideration of approximately $348 million, consisting of $164 million in cash and 3.7 million Units, valued for purposes of these transactions at approximately $184 million. These Units were issued to New Remington Partners, Savannah Limited Partnership, N.Y. Overnight Partners, L.P. and D.C. Overnight Partners, L.P. The Units were issued without registration in reliance upon the exemption provided by Section 4(2) of the Securities Act of 1933, as amended.

ITEM 6.  SELECTED FINANCIAL DATA.

     The following financial and operating data should be read in conjunction with the information set forth under "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements of the Company and related notes thereto appearing elsewhere in this Joint Annual Report. The historical information represents the historical information for ITT up to the date of the ITT Merger, because the ITT Merger was treated as a reverse purchase for accounting purposes. This financial and operating data do not include the results of the discontinued lines of business, which include Educational Services and ITT World Directories ("WD").

                                                           YEAR ENDED DECEMBER 31,
                                                ----------------------------------------------
                                                 1998       1997     1996     1995      1994
                                                -------    ------   ------   -------   -------
                                                     (IN MILLIONS, EXCEPT PER UNIT DATA)
INCOME STATEMENT DATA
Revenues......................................  $ 4,710    $2,974   $2,931   $ 2,838   $ 1,385
Income (loss) from continuing operations......  $   141    $ (270)  $  226   $   161   $    44
Basic earnings (loss) per Unit from continuing
  operations..................................  $  0.68    $(2.14)  $ 1.81   $  1.27   $  0.35
OPERATING DATA
Cash from continuing operations...............  $   224    $   73   $  420   $   444   $   164
Cash from/(used for) investing activities.....  $ 1,915    $  361   $ (595)  $(2,606)  $(1,450)
Cash from/(used for) financing activities.....  $(2,050)   $ (426)  $  250   $ 2,024   $   610
Aggregate cash dividend distributions.........  $   324(1) $   --   $   --   $    --   $    --
Cash dividend per Unit........................  $  1.71    $   --   $   --   $    --   $    --

                                                                 AT DECEMBER 31,
                                                   -------------------------------------------
                                                    1998      1997     1996     1995     1994
                                                   -------   ------   ------   ------   ------
                                                                  (IN MILLIONS)
BALANCE SHEET DATA
Total assets.....................................  $16,101   $8,525   $8,922   $8,225   $4,873
Long-term debt, net of current maturities,
  including capital leases and redeemable Class B
  EPS............................................  $ 8,260   $1,070   $1,989   $1,729   $  599

---------------
(1) Excludes $3.0 million of dividends paid to ITT stockholders in connection with the ITT Merger.

                   UNAUDITED CONDENSED COMBINED CONSOLIDATED
                         PRO FORMA STATEMENT OF INCOME
                      FOR THE YEAR ENDED DECEMBER 31, 1998
     The following unaudited condensed combined consolidated pro forma statement of income for the year ended December 31, 1998 gives effect as of January 1, 1998 to the ITT Merger, the acquisition of Westin and certain actual and planned asset dispositions. The pro forma information is based upon historical information as described in the notes to the combined consolidated financial statements and does not purport to present what actual results would have been had such transactions, in fact, occurred at January 1, 1998, or to project results for any future period. Historical results are for the year ended December 31, 1998.
     The Company accounted for the ITT Merger as a reverse purchase in accordance with Accounting Principles Board Opinion No. 16. Purchase accounting for a combination is similar to the accounting treatment used in the acquisition of any asset group. Although the Trust and the Corporation issued Units to ITT stockholders and survived the ITT Merger, Starwood Hotels is considered the acquired company for accounting purposes because the former ITT stockholders held a majority of the outstanding Units after the ITT Merger was consummated.
     Because the ITT Merger was accounted for using reverse purchase accounting, the historical statement of income for the year ended December 31, 1998 includes the accounts of the Trust and the Corporation for the period from the closing of the ITT Merger on February 23, 1998 through December 31, 1998, and the accounts of ITT for the twelve months ended December 31, 1998.

                                                                        PRO FORMA ADJUSTMENTS
                                                                     ---------------------------
                                                                     STARWOOD    DESERT
                                                        HISTORICAL   HOTELS(A)   INN(B)   OTHERS      PRO FORMA
                                                        ----------   ---------   ------   ------      ---------
                                                                  (IN MILLIONS, EXCEPT PER UNIT DATA)
REVENUES
Hotels:
  Owned, leased and consolidated joint venture
     hotels...........................................    $2,983       $241      $  --     $ --        $3,224
  Management and franchise fees.......................       234          6         --       --           240
  Unconsolidated joint ventures and other.............       116         14         --       --           130
Gaming................................................     1,377          2       (116)      --         1,263
                                                          ------       ----      -----     ----        ------
                                                           4,710        263       (116)      --         4,857
                                                          ------       ----      -----     ----        ------
COSTS AND EXPENSES
Hotels:
  Owned, leased and consolidated joint venture
     hotels...........................................     2,030        176         --       --         2,206
  Other...............................................       120          5         --       --           125
Gaming................................................     1,103          2       (120)      --           985
Selling, general and administrative...................        96          6         --      (42)(h)(i)      60
Restructuring and other special charges...............       204         --         --       --           204
Depreciation and amortization.........................       556         43        (14)      13(g)          598
                                                          ------       ----      -----     ----        ------
                                                           4,109        232       (134)     (29)        4,178
                                                          ------       ----      -----     ----        ------
                                                             601         31         18       29           679
Interest expense, net.................................      (613)       (25)        --      (39)(c)      (588)
                                                                                             70(d)
                                                                                              3(e)
                                                                                             16(f)
Gain on sale of real estate...........................        55         --         --       --            55
Miscellaneous income, net.............................        --         --          3       --             3
                                                          ------       ----      -----     ----        ------
                                                              43          6         21       79           149
Income tax benefit (expense)..........................       108         (2)        (6)     (32)           68
Minority equity.......................................       (10)         1         --       --            (9)
                                                          ------       ----      -----     ----        ------
Income from continuing operations.....................    $  141       $  5      $  15     $ 47        $  208
                                                          ======       ====      =====     ====        ======
Basic earnings per Unit:
  Income from continuing operations...................    $ 0.68                                       $ 1.04
                                                          ======                                       ======
Diluted earnings per Unit:
  Income from continuing operations...................    $ 0.67                                       $ 1.03
                                                          ======                                       ======
Weighted average number of Units......................       185                                          185
                                                          ======                                       ======
Weighted average number of Units assuming dilution....       187                                          187
                                                          ======                                       ======

  The accompanying notes to the unaudited financial statements are an integral part of the above pro forma statement.

               NOTES TO UNAUDITED CONDENSED COMBINED CONSOLIDATED
                         PRO FORMA STATEMENT OF INCOME

(a) Represents the historical results of the Trust and the Corporation, including Westin, for the period from January 1, 1998 through the closing of the ITT Merger on February 23, 1998.

(b) Represents the elimination of Desert Inn from continuing operations. The Company has announced its intention to sell the Desert Inn and, as a result, has excluded its results from continuing operations.

(c) Represents interest expense as if the ITT Merger had occurred on January 1, 1998, using an average rate of 7.5%, on the additional debt incurred to finance (i) the $2.991 billion cash portion of the purchase price of the shares of ITT common stock acquired from the ITT stockholders; (ii) the $312 million in cash used to retire ITT stock options; and (iii) the $102 million of fees and expenses incurred in connection with the ITT Merger including amounts paid as commitment fees for advisory services and finders fees.

(d) Represents reduction of interest expense, using an average rate of 7.5%, for the paydown of the term loans with proceeds from actual or planned asset dispositions as if the dispositions had occurred on January 1, 1998. The actual dispositions include the disposition of WD for gross proceeds of $2.1 billion to VNU International B.V. ("VNU") in February 1998; the sale of ITT's interest in WBIS+, Channel 31 in New York City, to Paxson Communications Corporation ("Paxson") for gross proceeds of $128 million in March 1998; the exercise of one of the two put options in April 1998 pursuant to which Cablevision purchased one-half of ITT's remaining interest in MSG for gross proceeds of $94 million; the sale of an aircraft for gross proceeds of $39 million in April 1998; and the sale of approximately 13 million shares of Educational Services for net proceeds of $304 million in June 1998. The planned asset dispositions include the sale of ITT's remaining interest in MSG (which is expected to close in April 1999), the sale of the Company's remaining 35% interest in Educational Services through a registered public offering of its shares (which occurred in February 1999) and the sale of the Desert Inn. The pro forma net proceeds of the planned dispositions, after certain costs and income taxes, would reduce debt by approximately $722 million. The Company believes that the planned dispositions are probable as required by Regulation S-X, Rule 11-01(a).

(e) Represents the reduction of interest expense, using an average rate of 7.5%, for the paydown of term loans with the proceeds of $245 million, net of costs of $6 million, from the sale of 4.6 million Units on February 24, 1998 as if such offering had taken place on January 1, 1998.

(f) Represents a reduction of the amortization recognized on the deferred loan fees which were incurred in connection with the one-year $1.0 billion term loan facility as if the asset dispositions had occurred on January 1, 1998. This reduction is net of the increased amortization on deferred loan fees recognized for the period of January 1, 1998 through the closing of the ITT Merger on February 23, 1998 for the costs incurred in connection with the additional debt (see Note (c) above).

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

                   UNAUDITED PRO FORMA FUNDS FROM OPERATIONS

     Management believes that funds from operations ("FFO") (as defined by the National Association of Real Estate Investment Trusts)(1) is one measure of financial performance of an equity REIT such as the Trust. Because ITT was never an equity REIT, it did not calculate FFO. Accordingly, set forth below is pro forma FFO for the year ended December 31, 1998 (see the unaudited condensed combined consolidated pro forma statement of income and the notes thereto for an explanation of the pro forma adjustments).

                                                                   YEAR ENDED
                                                                DECEMBER 31, 1998
                                                                    PRO FORMA
                                                                  (IN MILLIONS)
                                                                -----------------
Income from continuing operations before minority
  interest..................................................          $217
Minority interest in consolidated joint ventures............           (19)
Depreciation and amortization...............................           598
Deferred taxes..............................................           (68)
Gain on sale of real estate.................................           (55)
Preopening costs............................................            41
Restructuring and other special charges.....................           204
Interest rate swap and treasury lock settlement.............            40
Other non-recurring items(2)................................            21
                                                                      ----
Funds from Operations.......................................          $979
                                                                      ====

---------------
(1) Management and industry analysts generally consider FFO to be one measure of the financial performance of an equity REIT that provides a relevant basis for comparison among REITs, and FFO is presented to assist investors in analyzing the performance of the Company. FFO is defined as income (computed in accordance with GAAP), excluding gains (losses) from debt restructuring and sales of property, real estate related depreciation and amortization (excluding amortization of financing costs) and other non-recurring items. FFO does not represent cash generated from operating activities in accordance with GAAP and is not necessarily indicative of cash available to fund cash needs. FFO should not be considered an alternative to net income as an indication of the Company's financial performance or as an alternative to cash flows from operating activities as a measure of liquidity.

(2) Other non-recurring items consist primarily of costs associated with the vesting of certain restricted stock awards.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     To facilitate a meaningful comparison between periods, this Management's Discussion and Analysis of Financial Condition and Results of Operations focuses on pro forma information for the periods covered, which the Company's management believes provides the most meaningful comparability among periods presented. The historical information excludes the results of the Desert Inn in Las Vegas, Nevada which is held for sale, preopening costs and certain non-recurring items and therefore differs from the historical financial information found elsewhere in this Joint Annual Report. For information regarding the foregoing adjustments to historical financial information, see the notes to the unaudited condensed combined consolidated pro forma statement of income included in this Joint Annual Report. The pro forma information reflects the ITT Merger, the Westin Merger and certain actual and planned asset dispositions as if they had occurred on January 1, 1997. The pro forma data, therefore, includes the historical results of Starwood Hotels and Westin prior to the ITT Merger and certain pro forma adjustments as more fully described in the notes to the unaudited condensed combined consolidated pro forma statement of income. In addition, the following pro forma data for the year ended December 31, 1997 reflects the 44 hotel properties acquired by Starwood Hotels in 1997 and two hotel properties acquired by Westin in 1997 (the "1997 Acquisitions"), the sale, by ITT, of five hotel properties during 1997 (the "1997 Dispositions") and the sale, by the Company, of 12 hotel properties during 1998 (the "1998 Dispositions") as if all such transactions had occurred on January 1, 1997. The pro forma data is not necessarily indicative of the results that would have been achieved had such transactions actually occurred on January 1, 1997, nor are they necessarily indicative of the Company's future results. Year-to-year comparisons of the Company's historical information are, in management's view, less relevant to an understanding of Starwood Hotels due to the significance of the ITT Merger and the Westin Merger.

                                                                  YEAR ENDED DECEMBER 31,
                                                             ----------------------------------
                                                                HISTORICAL         PRO FORMA
                                                             ----------------   ---------------
                                                              1998    1997(1)    1998     1997
                                                             ------   -------   ------   ------
                                                                       (IN MILLIONS)
REVENUE
Hotel:
  Owned, leased and consolidated joint venture hotels(2)...  $2,852   $1,465    $3,050   $2,847
  Management and franchise fees............................     239      174       245      222
  Unconsolidated joint ventures and other(3)...............     162       57       176       91
Gaming.....................................................   1,263    1,123     1,263    1,123
                                                             ------   ------    ------   ------
          Total revenue....................................  $4,516   $2,819    $4,734   $4,283
                                                             ======   ======    ======   ======
COSTS AND EXPENSES
Hotel:
  Owned, leased and consolidated joint venture hotels(2)...  $1,944   $1,045    $2,092   $2,022
  Other....................................................     120       91       125       98
Gaming.....................................................     945      868       945      868
Selling, general and administrative........................      72       66        34      106
                                                             ------   ------    ------   ------
          Total costs and expenses.........................  $3,081   $2,070    $3,196   $3,094
                                                             ======   ======    ======   ======

                                                                  YEAR ENDED DECEMBER 31,
                                                             ----------------------------------
                                                                HISTORICAL         PRO FORMA
                                                             ----------------   ---------------
                                                              1998    1997(1)    1998     1997
                                                             ------   -------   ------   ------
                                                                       (IN MILLIONS)
EBITDA(4)(5)
Hotel:
  Owned, leased and consolidated joint venture hotels......  $  908   $  420    $  958   $  825
  Management and franchise fees............................     239      174       245      222
  Other....................................................      42      (34)       51       (7)
Gaming.....................................................     318      255       318      255
Selling, general and administrative........................     (72)     (66)      (34)    (106)
                                                             ------   ------    ------   ------
          Same-store EBITDA................................   1,435      749     1,538    1,189
          EBITDA from 1998 Dispositions....................      --       --        15       --
                                                             ------   ------    ------   ------
          EBITDA...........................................  $1,435   $  749    $1,553   $1,189
                                                             ======   ======    ======   ======

---------------
(1) Represents the historical results of ITT, excluding Starwood Hotels and Westin.

(2) Reflects the Company's share of revenues and expenses from consolidated joint ventures.

(3) Includes unconsolidated joint ventures, interest income, and miscellaneous income.

(4) EBITDA is defined as income before minority interest, interest expense, income tax expense and depreciation and amortization expense. Non-recurring items and gains and losses from sales of real estate and investments are also excluded from EBITDA as these items do not impact operating results on a recurring basis. Management considers EBITDA to be one measure of the cash flows from operations of the Company before debt service that provides a relevant basis for comparison, and EBITDA is presented to assist investors in analyzing the performance of the Company. This information should not be considered as an alternative to any measure of performance as promulgated under GAAP, nor should it be considered as an indicator of the overall financial performance of the Company. The Company's calculation of EBITDA may be different from the calculation used by other companies and, therefore, comparability may be limited.

                   YEAR ENDED DECEMBER 31, 1998 COMPARED WITH
                          YEAR ENDED DECEMBER 31, 1997

CONTINUING OPERATIONS

  Revenue

     PRO FORMA. On a pro forma basis, revenue for the Company's owned, leased and consolidated joint venture hotels increased 7.1% to approximately $3.1 billion for the year ended December 31, 1998 when compared to the corresponding period of 1997. The increase in hotel revenue at these 171 owned, leased and consolidated joint venture hotels resulted from an increase in REVPAR of 6.8% to $99 for the year ended December 31, 1998 when compared to the corresponding period of 1997. The increase in REVPAR reflected an increase in ADR of 7.6% to $143 for the year ended December 31, 1998 when compared to the corresponding 1997 period and a decrease of 0.5 percentage points in average occupancy rates to 69% for the year ended December 31, 1998. REVPAR at the Company's 52 international majority owned and leased hotels for the year ended December 31, 1998 grew by 7.6% when compared to the corresponding period of 1997. REVPAR at owned, leased and consolidated joint venture hotels in North America for the year ended December 31, 1998 increased by 6.3% when compared to the corresponding period of 1997.

     Management and franchise fees earned by Starwood Hotels increased 10.4% to $245 million for the year ended December 31, 1998 when compared to the corresponding period of 1997. The increase resulted from stronger performance at the Company's managed and franchised hotels, the addition of 33 hotels to the management and franchise system, and termination fees related to the termination of certain management and franchise agreements.

     Income from unconsolidated joint ventures and other income increased to $176 million for the year ended December 31, 1998 from $91 million in the same period in 1997. The increase resulted primarily from an increase in earnings from unconsolidated joint ventures and the gains on sale of certain non-real estate investments.

     Gaming revenue, which excludes the results of the Desert Inn, which is held for disposition, increased 12.5% to $1.3 billion for the year ended December 31, 1998 when compared to the corresponding period of 1997. The increase in revenue from the opening of an additional 1,130 rooms and 110,000 square feet of convention space at Caesars Palace and the addition of 620 rooms and 30,000 square feet of casino space at Caesars Atlantic City was partially offset by the adverse impact of recent declines in the Asian financial markets on high-end baccarat play.

     HISTORICAL. On a historical basis, revenue for owned, leased and consolidated joint venture hotels increased to $2.9 billion for the year ended December 31, 1998 from $1.5 billion in the corresponding period of 1997. Since the ITT Merger is accounted for as a reverse purchase and the reflected historical amounts accordingly are those of ITT, the increase in hotel revenue was due primarily to the inclusion, beginning February 23, 1998 (the date of the ITT Merger), of the results of approximately 120 hotels owned by Starwood Hotels as of the date of the ITT Merger, including hotels acquired as a result of the Westin Merger.

     Management and franchise fees increased 37.4% to $239 million for the year ended December 31, 1998 when compared to the same period of 1997. The increase resulted primarily from the inclusion of approximately 50 hotels managed by Starwood Hotels and Westin and approximately 30 hotels franchised by Westin as of the date of the ITT Merger.

     Income from unconsolidated joint ventures and other income increased to $162 million for the year ended December 31, 1998 from $57 million in the corresponding period of 1997. The increase was due primarily to the inclusion, beginning February 23, 1998, of investments in unconsolidated joint venture hotels owned by Starwood Hotels and Westin as of the date of the ITT Merger.

     Because Starwood Hotels was not in the gaming business to any material extent prior to the acquisition of ITT, its historical gaming revenue is the same as its pro forma gaming revenue described above.

  Costs and Expenses

     PRO FORMA. Pro forma costs and expenses for owned, leased and consolidated joint venture hotels increased 3.5% for the year ended December 31, 1998 to $2.1 billion when compared to the corresponding period of 1997. The increase in costs and expenses is due primarily to the re-opening of hotels in 1998 that were closed for renovations in 1997.

     Gaming costs and expenses for the year ended December 31, 1998 increased 8.9% to $945 million when compared to the same period in 1997. The increase is due to the opening of the additional rooms and convention space discussed above.

     Selling, general and administrative expenses decreased to $34 million in the year ended December 31, 1998 from $106 million in the corresponding period of 1997. The decrease is primarily due to savings associated with the ITT Merger and Westin Merger that resulted in the ITT World Headquarters closure in New York and significant reduction in the Westin office in Seattle, Washington.

     HISTORICAL. Historical costs and expenses for owned, leased and consolidated hotels increased to $1.9 billion for the year ended December 31, 1998 from $1.0 billion in the corresponding period in 1997. The increase was due primarily to the reverse purchase accounting treatment and the inclusion, beginning February 23, 1998, of the results of approximately 120 hotels leased and consolidated by Starwood Hotels (including Westin).

     Because Starwood Hotels was not in the gaming business to any material extent prior to the acquisition of ITT, its historical costs and expenses are the same as its pro forma gaming costs and expenses described above.

     Selling, general and administrative expenses increased 9.1% to $72 million for the year ended December 31, 1998 when compared to the same period in 1997. Selling, general and administrative expenses for 1998 exclude a non-recurring charge of approximately $30 million primarily associated with the vesting, during 1998, of certain restricted stock previously granted to the President and Chief Operating Officer of the Corporation.

  EBITDA

     PRO FORMA. The Company's pro forma EBITDA increased 29.4% to $1.5 billion in the year ended December 31, 1998 when compared to the corresponding period of 1997. The increase was primarily due to the improved results at the Company's owned, leased and consolidated joint venture hotels. EBITDA at these hotels increased by $133 million to $958 million in the year ended December 31, 1998 when compared to the corresponding period of 1997. The pro forma EBITDA improvement at these hotels of approximately 16% in the year ended December 31, 1998 was due primarily to the increase in ADR discussed above. Pro forma EBITDA margins for these hotels increased 2.4 percentage points to 31.4% in the year ended December 31, 1998 when compared to 1997. Starwood Hotels believes that the improvement in the pro forma EBITDA margin is attributable in part to the continued implementation of cost containment steps and the Company's ability to realize purchasing synergies as a result of the ITT Merger and the Westin Merger.

     Gaming EBITDA, which excludes the Desert Inn and preopening costs, for the year ended December 31, 1998 was $318 million compared to $255 million in 1997. The increase in gaming EBITDA resulted from positive results at Caesars Palace and Caesars Atlantic City. Pro forma EBITDA at Caesars Palace was $129 million for the year ended December 31, 1998 compared to $107 million in 1997, as the addition of 1,130 rooms and 110,000 square feet of meeting space had a positive effect on all areas of the casino and hotel operations. Pro forma EBITDA at Caesars Atlantic City was $129 million for the year ended December 31, 1998 compared to $100 million in 1997, as the addition of 620 new rooms and 30,000 square feet of casino space had a positive effect on all areas of this property's casino and hotel operations.

     HISTORICAL. On a historical basis, the Company's EBITDA increased $686 million to $1.4 billion in the year ended December 31, 1998 when compared to 1997, due primarily to the reverse purchase accounting treatment of the ITT Merger and the inclusion, beginning February 23, 1998, of results of approximately 120 hotels owned, leased and consolidated by Starwood Hotels (including Westin) as of the date of the ITT Merger.

  Depreciation and Amortization

     Depreciation and amortization has not been presented on a pro forma basis because management believes that such a presentation would not be informative due to the many adjustments and assumptions that would need to be made for such calculations.

     On a historical basis, depreciation and amortization expense increased to $556 million in the year ended December 31, 1998 when compared to $281 million in 1997. The increase was primarily due to depreciation expense, beginning February 23, 1998, with the inclusion of approximately 120 hotels owned, leased and consolidated by Starwood Hotels (including Westin) prior to the ITT Merger, the amortization of goodwill related to the ITT Merger and the commencement of depreciation on certain newly completed hotel and gaming projects.

  Net Interest Expense

     Net interest expense has not been presented on a pro forma basis because management believes that such a presentation would not be informative due to the many adjustments and assumptions that would need to be made for such calculations.

     On a historical basis, interest expense for the year ended December 31, 1998, which is net of interest income of $26 million and excludes a non-recurring charge recognized in connection with the settlement of certain forward interest swap agreements of $40 million (see notes to the combined consolidated financial statements of this Joint Annual Report), increased to $573 million as compared to $94 million in 1997. The increase relates primarily to the debt incurred to finance the ITT Merger and Westin Merger.

RESTRUCTURING AND OTHER SPECIAL CHARGES

     During 1998, the Company recorded pretax charges totaling approximately $204 million relating to restructuring and other special charges. The charges represent a portion of the restructuring and other special charges announced by the Company in August 1998.

     The 1998 restructuring and other special charges consist of the following (in millions):

                                                   NON-CASH        CASH        EXPENDITURES
                                                   CHARGES     EXPENDITURES      ACCRUED       TOTAL
                                                   --------    ------------    ------------    -----
Write-down of assets.............................    $115          $--             $ --        $115
ITT Merger-related costs.........................      10           59               43         112
Adjustment to ITT 1997 other special charges.....      --           --              (23)        (23)
                                                     ----          ---             ----        ----
          Total..................................    $125          $59             $ 20        $204
                                                     ====          ===             ====        ====

     WRITE-DOWN OF ASSETS. The restructuring and other special charges for the write-down of assets include an investment in a hotel in Kuala Lampur, Malaysia; a mortgage note receivable secured by a hotel in Paris, France; an investment in a shared services center established by ITT in 1997 which was closed by the Company following the ITT Merger; and certain receivable balances in the Company's gaming division primarily related to Asian customers. Substantially all of these assets were ITT assets and were written down primarily as a result of certain worldwide economic conditions indicating a reduced value for these assets.

     ITT MERGER-RELATED COSTS. The restructuring and other special charges include costs related to the ITT Merger consisting primarily of severance payments and relocation costs for ITT employees and certain costs to integrate the companies, including costs to integrate the Company's frequent guest programs and to close down duplicate facilities. The Company expects to pay out the remaining balance of $43 million during 1999.

     ADJUSTMENT TO ITT 1997 OTHER SPECIAL CHARGES. During the fourth quarter of 1998, the Company reversed approximately $23 million related to a liability set up during 1997 by ITT for tax reimbursements that will not be paid due to modifications of contractual agreements with certain former employees. The remaining balance of $62 million will be paid out in 1999 subject to resolution of certain contract terms.

     1998 OTHER SPECIAL CHARGES. In addition, during 1998, the Company recorded a non-recurring charge to selling, general and administrative expense of approximately $30 million primarily associated with the vesting, during the quarter, of certain restricted stock granted earlier in the year to the new President and Chief Executive Officer of the Corporation. Also during 1998, the Company recorded a $40 million non-recurring charge to interest expense associated with the settlement of certain forward interest swap agreements.

DISPOSITIONS

     The Desert Inn, the gaming property held for disposition, experienced a $4 million EBITDA loss in the year ended December 31, 1998 compared to an EBITDA loss of $30 million in 1997. The improved performance was due to a normalized hold percentage in baccarat (which percentage in 1997 was negative) and a significantly higher ADR due to improvements made to the property in 1997. These improvements were offset by the Asian economic crisis which negatively impacted results at the Desert Inn by significantly reducing the amount of high-end baccarat volume.

DISCONTINUED OPERATIONS

     Results from discontinued operations were a loss of $8 million for the year ended December 31, 1998 compared to net income of $25 million in 1997. The decrease in net income results from the disposition on February 19, 1998, of WD, the subsidiary through which ITT conducted its telephone directories publishing business. Gains for the year ended December 31, 1998, resulting from the disposition of WD and the sale of shares of Educational Services, were $1.1 billion, net of $661 million of taxes and minority interest.

MADISON SQUARE GARDEN

     In June 1998, MSG redeemed one-half of ITT's interest in MSG for $94 million. In March 1999, Cablevision agreed to purchase, or to cause MSG to redeem, ITT's remaining 7.81% interest in MSG for net proceeds of $87 million. This disposition is expected to close in April 1999.

SEASONALITY AND DIVERSIFICATION

     The hotel and gaming industries are seasonal in nature; however, the periods during which the Company's properties experience higher hotel revenue or gaming activities vary from property to property and depend principally upon location. Although the Company's revenue historically has been lower in the first quarter than in the second, third or fourth quarters, the acquisitions of Westin and ITT and future acquisitions may affect seasonal fluctuations in revenue and cash flow.

                   YEAR ENDED DECEMBER 31, 1997 COMPARED WITH
                          YEAR ENDED DECEMBER 31, 1996

     The following discussion of the year ended December 31, 1997 compared with the year ended December 31, 1996 includes the historical results of ITT only, because the ITT Merger was treated as a reverse purchase for accounting purposes.

CONTINUING OPERATIONS

     REVENUE. Revenues for owned, leased and consolidated joint venture hotels increased 7.6% to $1.6 billion for the year ended December 31, 1997 when compared to the corresponding period of 1996. The increase relates primarily to strong gains in ADR and the full year impact of certain acquisitions made during 1996 totaling approximately $371 million.

     Management and franchise fees increased 5.5% to $174 million for the year ended December 31, 1997 when compared to the same period of 1996. The increase resulted from improved results at managed hotels and fees earned from management and franchise contracts added during 1997.

     Gaming revenues decreased 5.7% to $1.2 billion for the year ended December 31, 1997 when compared to the corresponding period of 1996. The decrease was primarily a result of the ongoing construction activity at both Caesars Palace in Las Vegas, Nevada and Caesars Atlantic City in Atlantic City, New Jersey.

     COSTS AND EXPENSES. Costs and expenses for owned, leased and consolidated hotels increased 5.4% to $1.1 billion for the year ended December 31, 1997 when compared to the corresponding period in 1996. The increase primarily reflects the costs of the hotel properties acquired during 1996.

     Gaming costs and expenses increased 2.5% to $1.0 billion for the year ended December 31, 1997 when compared to the corresponding period of 1996.

     Selling, general and administrative expenses decreased 13.2% to $66 million for the year ended December 31, 1997 when compared to the same period in 1996. The decrease resulted primarily from the reduction in personnel at the ITT headquarters in New York in May 1997.

     EBITDA. The Company's EBITDA, excluding non-recurring charges and the results of the Desert Inn, which was held for sale, increased 8.0% to $807 million in the year ended December 31, 1997 when compared to 1996. The increase was primarily due to the improved results at the Company's owned, leased and consolidated joint venture hotels. The improvement at these hotels reflects significant increases in ADR, an increase in EBITDA margins from 26% in 1996 to 28% in 1997 and the full year results of hotel properties acquired during 1996.

     Including preopening costs of $19 million related to the openings of the new towers at Caesars Palace and Caesars Atlantic City, a reserve for bad debts of $21 million related to the economic crisis in Asia and a charge of $6 million related to the restructuring of the gaming headquarters operations, gaming EBITDA declined 22.7% to $225 million for the year ended December 31, 1997 when compared to the corresponding period of 1996. The decline in EBITDA was primarily related to the significant construction activity at Caesars Palace, which was completed by year-end, and in Caesars Atlantic City, which completed construction of a new tower.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense increased to $281 million in the year ended December 31, 1997 when compared to $261 million in 1996. The increase was primarily due to the commencement of depreciation on certain newly completed hotel and gaming projects and the acquired hotel properties discussed above.

     NET INTEREST EXPENSE. Interest expense for the year ended December 31, 1997, net of interest income, decreased to $94 million when compared to $96 million in 1996. The decrease was due principally to the lower average debt balance as well as slightly lower overall interest rates.

RESTRUCTURING AND OTHER SPECIAL CHARGES

     As a result of the ITT Merger, ITT recorded the following special charges in 1997: (1) conversion of the accounting for ITT's stock option plan to variable accounting due to limited stock appreciation rights subject to exercise and related charges for tax reimbursements to employees of $431 million, and (2) other costs including legal fees, investment banking fees and asset write-offs totaling $169 million which are included in miscellaneous expense, net. The employee-related costs and the restructuring charges are included as a component of operating income in the accompanying financial statements, while the other costs are included in miscellaneous expense, net.

     Additionally, during 1997, ITT recorded pretax charges totaling $260 million ($169 million after tax) to restructure and rationalize operations at its World Headquarters and the headquarters of its field operations. Of the total pretax charge, approximately $196 million represented severance and other related employee termination costs associated with the elimination of nearly 370 positions worldwide. The balance of the restructuring charge ($64 million pretax) related primarily to asset write-offs, lease commitments and termination penalties.

     At December 31, 1998, the Company has remaining accruals related to these restructuring and other special charges of approximately $163 million primarily related to remaining lease commitments which expire through 2006, the settlement of certain employee benefits scheduled to be completed in the first quarter of 2000 and the tax reimbursements to certain former employees discussed previously.

DISPOSITIONS

     The Desert Inn, the gaming property held for disposition, experienced a $37 million EBITDA loss in the year ended December 31, 1997 due to a negative win percentage in baccarat and construction disruption. The EBITDA loss includes a $7 million charge for preopening costs.

                        LIQUIDITY AND CAPITAL RESOURCES

CAPITAL EXPENDITURES

     The Company's capital expenditures for the year ended December 31, 1998 (excluding the acquisition of properties and including conversion costs), totaled $832 million. Starwood Hotels incurs capital expenditures for upgrading and ongoing maintenance of acquired and existing hotels to the Company's standards.

CASH FLOW FROM OPERATING ACTIVITIES

     Cash flow from operating activities is the principal source of cash to be used to fund the Company's operating expenses, interest expense, capital expenditures and distribution payments by the Trust. Starwood Hotels anticipates that cash flow provided by operating activities will be sufficient to service short- and long-term indebtedness, fund maintenance requirements and capital expenditures and meet operating cash requirements, including distributions to shareholders by the Trust. During the first quarter of 1998, the Trust paid a distribution of $0.48 per Unit for the quarter ended December 31, 1997. During each of the second, third and fourth quarters of 1998, the Trust paid a distribution of $0.52 per Unit for the quarters ended March 31, June 30, and September 30, 1998, respectively. In connection with the Restructuring, Starwood Hotels has reduced the annual dividend to be paid by the Trust to $0.60 per Unit. The dividend may increase after 1999 pursuant to a formula, and may not be paid under certain circumstances. Accordingly, during the first quarter of 1999, the Trust paid a distribution of $0.15 per Unit for the quarter ended December 31, 1998.

CASH FLOW FROM INVESTING AND FINANCING ACTIVITIES

     In addition to cash flow from operating activities, Starwood Hotels intends to finance the acquisition of additional hotel properties, hotel renovations and capital improvements and provide for general corporate purposes through the Company's credit facilities described below, through dispositions of certain non-core assets and, when market conditions warrant, through the issuance of additional equity or debt securities. Since the ITT and Westin transactions were completed in early 1998 through the date of this filing, Starwood Hotels has completed over $3.2 billion of non-core asset divestitures, the proceeds of which were used primarily to reduce existing debt. Management expects to complete approximately $450 million of additional divestitures by year-end 1999, the proceeds of which will also be used primarily to retire debt.

     As a result of the Restructuring, Starwood Hotels will pay significantly more in federal income taxes, and will have the ability to retain significantly more earnings than was previously the case. Starwood Hotels anticipates that its enhanced ability to retain earnings will allow it to utilize cash flow from operating activities to fund both maintenance, capital expenditures and acquisitions.

     LOANS AND CREDIT FACILITIES. On February 23, 1998, Starwood Hotels obtained two credit facilities ($5.6 billion in total) with Lehman Brothers, Bankers Trust Company and The Chase Manhattan Bank to fund the cash portion of the ITT Merger consideration, to refinance a portion of the Company's existing indebtedness and to provide funds for general corporate purposes. These facilities are comprised of the Senior Credit Facility and the Senior Secured Notes Facility.

     Following is a summary of the Company's debt portfolio as of December 31, 1998:

                                                AMOUNT
                                            OUTSTANDING AT
                                AMOUNT OF    DECEMBER 31,                      INTEREST RATE AT     AVERAGE
                                FACILITY         1998         INTEREST TERMS   DECEMBER 31, 1998    MATURITY
                                ---------   ---------------   --------------   -----------------   ----------
                                   (DOLLARS IN MILLIONS)
FLOATING RATE DEBT
Senior Credit Facility:
  One-Year Term Loan..........   $1,000         $   542         LIBOR+1.25%          6.31%          0.1 years(1)
  Five-Year Term Loan.........    1,000           1,000         LIBOR+1.25%          6.31%          4.2 years
  Revolving Credit Facility...    1,100             814         LIBOR+1.25%          6.31%          4.2 years
Senior Secured Notes Facility:
  Tranche One Loans...........    2,500           2,500         LIBOR+3.25%          8.31%          4.2 years
  Tranche Two Loans...........    1,000           1,000         LIBOR+2.75%          7.81%          4.2 years
Mortgage and other............                      502            Various           6.29%          4.4 years
Starwood Hotels interest rate
  swaps.......................                   (1,031)                             6.30%                 --
                                                -------
          Total/Average.......                  $ 5,327                              7.53%          3.8 years
                                                =======                              ====          ==========
FIXED RATE DEBT
ITT public debt...............                  $ 2,000                              6.79%          8.6 years
Caesars public debt...........                      150                              8.88%          3.6 years
Mortgage and other............                      297                              8.23%         17.4 years
Starwood Hotels interest rate
  swaps.......................                    1,031                              7.33%                 --
                                                -------
          Total/Average.......                  $ 3,478                              7.16%          9.4 years
                                                =======                              ====          ==========
TOTAL DEBT
Total Debt and Average
  Terms.......................                  $ 8,805                              7.39%          5.4 years
                                                =======                              ====          ==========

---------------
(1) A portion of the Senior Credit Facility that was scheduled to mature on February 23, 1999, in the aggregate amount of $542 million, was refinanced primarily with the proceeds from a commercial mortgage backed security transaction ("CMBS Loan") that was completed in February 1999. The CMBS Loan matures on February 1, 2009, is secured by 11 hotel assets and bears interest at a blended rate of 6.98%.

     Starwood Hotels has a substantial amount of indebtedness. Based upon the current level of operations, management believes that the Company's cash flow from operations, together with available borrowings under the Senior Credit Facility, will be adequate to meet the Company's anticipated requirements for working capital, capital expenditures, marketing and advertising expenditures, program and other discretionary investments, interest payments and scheduled principal payments for the foreseeable future, including at least the next three years. There can be no assurance, however, that the Company's business will continue to generate cash flow at or above current levels or that currently anticipated improvements will be achieved. If Starwood Hotels is unable to generate sufficient cash flow from operations in the future to service the Company's debt, the Company may be required to sell assets, reduce capital expenditures, refinance all or a portion of its existing debt or obtain additional financing. The Company's ability to make scheduled principal payments, to pay interest on or to refinance the Company's indebtedness depends on its future performance and financial results, which, to a certain extent, are subject to general conditions in or affecting the hotel and gaming industries and to general economic, political, financial, competitive, legislative and regulatory factors beyond the Company's control. There can be no assurance that sufficient funds will be available to enable Starwood Hotels to service its indebtedness or to make necessary capital expenditures, marketing and advertising expenditures and program and other discretionary investments.

STOCK SALES AND REPURCHASES

     At December 31, 1997, ITT had approximately 180 million shares outstanding.

     On February 23, 1998, Starwood Hotels completed the ITT Merger. Each outstanding share of ITT Common Stock, other than those that were converted into cash pursuant to a cash election by the holder (and other than shares owned directly or indirectly by ITT or Starwood Hotels, which shares were canceled), was converted into 1.543 Units. Pursuant to cash election procedures, approximately 35 million (pre-reverse acquisition) shares of ITT Common Stock, representing approximately 30% of the outstanding shares prior to the ITT Merger, were converted into $85 in cash per share. In addition, each share of ITT Common Stock was converted into additional cash consideration in the amount of $0.37493151.

     Pursuant to a Purchase Agreement dated as of October 10, 1997, the Corporation and the Trust sold to UBS Ltd. ("UBS") 2.185 million Units (the "UBS Shares") at a cash price of $57.25 per Unit, and paid to Warburg Dillon Read LLC, an affiliate of UBS, a placement fee equal to 2.5% of the gross proceeds to Starwood Hotels from such sale of shares. Concurrently therewith, Starwood Hotels entered into an agreement that provided for a settlement payment to be made, in the form of Units or cash, by Starwood Hotels to another affiliate of UBS, or by that affiliate to Starwood Hotels, based on the market price of the Units over a specified "unwind" period, as compared to a specified "forward price." Starwood Hotels settled its obligation under this agreement on September 22, 1998, by repurchasing the UBS Shares for approximately $130 million in cash. As a result of this settlement, Units outstanding were reduced by approximately
2.185 million.

     On February 24, 1998, the Corporation and the Trust sold an aggregate of
4.641 million Units to Merrill Lynch International, NMS Services, Inc., Lehman Brothers Inc. and certain of their affiliates for a cash purchase price of $52.798 per Unit, which reflected a 2% discount from the last reported sale price of the Units on the date of purchase. Concurrently with these sales, the Trust and the Corporation entered into agreements pursuant to which each of these purchasers or their respective affiliates agreed to sell, as directed by the Trust and the Corporation, in an underwritten fixed price offering or other specified methods, a sufficient number of Units to achieve net sales proceeds equal to the aggregate market value of the Units purchased in February 1998, plus a forward accretion component, minus an adjustment for dividends paid on the purchased Units. Additional Units were required to be delivered by Starwood Hotels as security in the event the market prices of the Units dropped below certain specified levels. In October 1998, Starwood Hotels settled its obligations under these agreements by repurchasing all the Units issued to these purchasers for an aggregate of approximately $255 million in cash. As a result of this settlement, Units outstanding were reduced by approximately 7.379 million (4.641 million original Units issued and 2.738 million Units previously issued as security).

     In 1998, the Board of Directors of the Company approved the repurchase of up to $1 billion of the Units (the "Share Repurchase Program"). Pursuant to the Share Repurchase Program, Starwood Hotels repurchased approximately 10.1 million Units in the open market at an average purchase price of $36.70 per Unit during the year ended December 31, 1998.

     In the third quarter of 1998, Starwood Hotels sold put options for an aggregate of one million Units to BT Alex. Brown Incorporated for an aggregate cash price of $1.8 million. Each such option entitles the holder to sell to the Company, at the option's expiration date, a specified number of Units at a specified strike price. These options have expiration dates through March 1999; the strike prices range from $30.24 to $32.95. In the first quarter of 1999, the Company settled certain of its put options by purchasing 500,000 outstanding Units at an average strike price of $32.04.

     During 1998, the Trust consented to the exchange of 1.3 million shares of Class B EPS into an equal number of shares of Class A EPS; certain shareholders thereafter exchanged 3.2 million shares of Class A EPS for an equal number of Units.

                                 OTHER MATTERS

YEAR 2000

     Many computer systems were originally designed to recognize calendar years by the last two digits in the date code field. Beginning with dates in the year 2000, these date code fields need to accept four-digit entries to distinguish twenty-first century dates from twentieth century dates. As a result, the computerized systems, which include information technology and non-information technology systems, and applications used by the Company need to be reviewed, evaluated and modified or replaced, if necessary, to ensure all such financial, information and operational systems are Year 2000 Compliant.

     STATE OF READINESS. Starwood Hotels is addressing the Year 2000 Compliance issue by separately focusing on the Company's central facilities, which include all of its non-operating facilities, and on the Company's gaming and hotel properties.

     Starwood Hotels has identified the critical central facility business applications that may be affected by the Year 2000, such as the reservation system application, including the frequent stay programs, and communication system applications. The Company has conducted the discovery and assessment stages on the reservations and communication system applications and assembled a team to implement modifications or upgrades, as necessary, and to test results. The majority of the Company's core business applications passed the final testing, which was performed by internal personnel and independent third parties in the second quarter of 1998. This testing process consisted of testing of the internal code and conducting over 9,000 test cases on the applicable systems. The specific testing included a three-step process comprised of baseline tests, Year 2000 date tests and code enhancement tests.

     Starwood Hotels is in the process of communicating with others with whom it does significant business to determine their Year 2000 Compliance. During 1998, Starwood Hotels and an independent third-party reservation information service provider with whom the Company has a material relationship began testing to ensure the compatibility of the Company's reservation system with the service provider's reservation services. Starwood Hotels and this service provider expect to complete their compatibility validation testing in April 1999.

     Starwood Hotels is also assessing its hardware components at its central facilities, all of which are expected to be modified or upgraded, as necessary, to ensure Year 2000 Compliance by the third quarter of 1999.

     An independent third party performed an inventory and assessment of all of the Company's computerized systems and applications for its gaming operations in 1998. This inventory and assessment determined the resources needed, necessary modifications or upgrades, vendor Year 2000 Compliance, remediation plan and the time frame for the gaming operations to become Year 2000 Compliant.

     Starwood Hotels has completed the initial assessment of the applications and hardware at the Company's owned and managed hotel properties. In the third quarter of 1998, validation tools and resources were deployed to the hotel properties. The validation tools consisted of asset management tools for analysis of all applications and data checking tools for testing and patch application purposes. The domestic Year 2000 team, which is scheduled to visit each domestic hotel property, is comprised of independent consultants and five individuals from Starwood Hotels that are dedicated to the Year 2000 project. Each of the international properties has appointed internal personnel to address Year 2000 Compliance and has access to such independent consultants, if necessary. Once the test statistics for the hotel property applications and hardware are collected, the information will be sent to an independent third party for Year 2000 Compliance verification. Based on the results of the compliance verification, Starwood Hotels expects to address remediation efforts by the third quarter of 1999.

     YEAR 2000 PROJECT COSTS. Starwood Hotels estimates that total costs for the Year 2000 Compliance review, evaluation, assessment and remediation efforts for the central facilities and owned hotel and gaming properties should not exceed $30 million, although there can be no assurance that actual costs will not exceed this amount. Of this amount, $4 million had been expended as of December 31, 1998.

     STARWOOD HOTELS YEAR 2000 RISKS. Since all major computerized central facilities reservation systems and applications have been tested and reservations for the year 2000 have been accepted, Starwood Hotels believes that it has addressed all significant risks related to the Company's reservation function. The remaining risks relate to the non-critical business applications, support hardware for the central facilities and embedded systems at the properties owned or managed by the Company. A failure of certain of these systems to become Year 2000 Compliant could disrupt the timeliness or the accuracy of management information provided by the central facilities.

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

     Starwood Hotels has asked substantially all of its significant vendors and service providers to provide reasonable assurances as to those parties' Year 2000 state of readiness. Risk assessments and contingency plans, where required, will be finalized in the first six months of 1999. To the extent that vendors and service providers do not provide satisfactory evidence that their products and services are Year 2000 Compliant, the Company will seek to obtain the necessary products and services from alternative sources. There can be no assurance, however, that Year 2000 remediation by vendors and service providers will be completed timely or that qualified replacement vendors and service providers will be available, and any failure of such third parties' systems could have a material adverse impact on the Company's computer systems and operations.

     CONTINGENCY PLAN. Starwood Hotels is in the process of developing its contingency plan for the central facilities and the gaming and hotel properties to provide for the most reasonably likely worst case scenarios regarding Year 2000 Compliance. This contingency plan is expected to be completed in September 1999.

REVENUE RECOGNITION

     Emerging Issues Task Force ("EITF") 97-2, Application of SFAS No. 94 and Accounting Principles Board ("APB") Opinion No. 16 to Physician Practice Management Entities and Certain Other Entities with Contractual Management Arrangements, addresses the circumstances in which a management entity may include the revenues and expenses of a managed entity in its financial statements. As a result of EITF 97-2, the Company changed its accounting policy for its managed hotels beginning in the fourth quarter of 1998. As such, revenues and expenses of non-owned managed hotels are no longer included in the Company's financial statements, and the results for all periods presented herein reflect this change in accounting policy. Management fees earned by the Company for the hotels are included in management and franchise fees in the accompanying combined consolidated financial statements. Management and franchise fees are generally based on a percentage of hotel room revenues. Application of EITF 97-2 for the years ended December 31, 1998, 1997 and 1996 reduced each of revenues and operating expenses by approximately $4.2 billion, $2.8 billion and $2.8 billion, respectively. There was no impact on operating income, net income, working capital, earnings per Unit or stockholders' equity as a result of this change in accounting policy.

EUROPEAN UNION CURRENCY CONVERSIONS

     On January 1, 1999, 11 of the 15 member countries of the European Union (the "Participating Countries") established fixed conversion rates between their existing sovereign currencies and the Euro. Following the introduction of the Euro, the legacy currencies of the Participating Countries will remain legal tender during a transition period ending on January 1, 2002. During the transition period, both the legacy currency and the Euro will be legal tender in the respective Participating Countries. During the transition period, currency conversions will be computed by a triangulation with reference to conversion rates between the respective currencies and the Euro. The Company currently operates in 10 of the 11 Participating

Countries. The effect on the Company of the adoption of the Euro by the Participating Countries in which it operates is currently uncertain. However, it is possible that the Euro adoption will result in increased competition within the European market. In addition, a number of the Company's information systems are not currently Euro compliant. The Company is currently evaluating and updating its information systems to make them Euro compliant; however, there is no assurance that the Company or third-party vendors of applications used by the Company will successfully bring all of its systems into compliance. Failure of the Company to do so could result in disruptions in the processing of transactions in Euros or computed by reference to the Euro.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     The Company seeks to reduce earnings and cash flow volatility associated with changes in interest rates and foreign currency exchange rates by entering into financial arrangements intended to provide a hedge against a portion of the risks associated with such volatility. The Company continues to have exposure to such risks to the extent they are not hedged.

     Interest rate swap agreements are the primary instruments used to manage interest rate fluctuation affecting the Company's variable rate debt. The Company currently has five outstanding interest rate swap agreements under which the Company pays a fixed interest rate and receives variable interest rates. The following table sets forth the scheduled maturities and the total fair value of the Company's debt portfolio:

                                                                                                            TOTAL FAIR
                                                         AT DECEMBER 31,                      TOTAL AT       VALUE AT
                                        -------------------------------------------------   DECEMBER 31,   DECEMBER 31,
                                        1999   2000   2001    2002     2003    THEREAFTER       1998           1998
                                        ----   ----   ----   ------   ------   ----------   ------------   ------------
LIABILITIES
Fixed rate (in millions)..............  $ 13   $704   $ 32   $  156   $  254     $1,288        $2,447         $2,366
Average interest rate.................                                                           7.18%
Floating rate (in millions)...........  $681   $206   $219   $  624   $4,580     $   48        $6,358         $6,358
Average interest rate.................                                                           7.32%
INTEREST RATE SWAPS
Variable to fixed (in millions).......                       $1,031                            $1,031         $1,031
Average pay rate......................                                                           6.08%
Average receive rate..................                                                          LIBOR

     Foreign currency forward transactions are used by the Company to hedge exposure to foreign currency exchange rate fluctuations. As of December 31, 1998, the British pound and French franc were the principal currencies hedged by the Company. Changes in the value of forward foreign exchange contracts designated as hedges of foreign currency denominated assets and liabilities are classified in the same manner as changes in the underlying assets and liabilities. At December 31, 1998, the notional amount of the Company's open forward foreign exchange contracts protecting the value of the Company's foreign currency denominated assets and liabilities was approximately $54.9 million. A hypothetical 10% change in currency exchange rates would result in an increase or decrease of approximately $5 million to the fair value of the forward foreign exchange contracts at December 31, 1998, which would be offset by an opposite effect on the related hedged positions.

     The Company enters into a derivative financial arrangement only to the extent it meets the objectives described above, and the Company does not engage in such transactions for speculative purposes.

     See "Derivative Financial Instruments" and "Equity Put Options" in the notes to financial statements filed as part of this Joint Annual Report and incorporated herein by reference for further description of derivative financial instruments.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The financial statements and supplementary data required by this Item are included in Item 14 of this Joint Annual Report and are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not applicable.

                                    PART III

ITEM 10.  DIRECTORS, TRUSTEES AND EXECUTIVE OFFICERS OF THE REGISTRANTS.

DIRECTORS OF THE CORPORATION

     The Board of Directors of the Corporation currently comprises nine members, each of whom is elected for a three-year term. The following table sets forth, for each of the members of the Corporation's Board of Directors as of the date of this Joint Annual Report, the class of Directors to which such Director has been elected and certain other information regarding such Director.

DIRECTORS WHOSE TERMS EXPIRE AT THE 2001 ANNUAL MEETING

NAME (AGE)                             PRINCIPAL OCCUPATION AND BUSINESS EXPERIENCE    DIRECTOR SINCE
----------                             --------------------------------------------    ---------------
Earle F. Jones (72)..................  Chairman of the Board of Directors of the       September 1985
                                       Corporation from February 1989 to September
                                       1997. He has been Co-Chairman since 1988 of
                                       MMI Hotel Group, a hotel company, and is the
                                       Co-Chairman of MMI Dining Systems. From 1967
                                       to 1968, Mr. Jones was President of the
                                       International Association of Holiday Inns
                                       and served two terms as a director. Mr.
                                       Jones is a member of the board of trustees
                                       for each of the National Multiple Sclerosis
                                       Society, Mississippi Chapter, Millsap
                                       College and Jackson 2000, and is Co-Chairman
                                       of the Mississippi Olympic Committee. Mr.
                                       Jones is a general partner of Orlando Plaza
                                       Suite Hotel, Ltd-A, which filed a petition
                                       under Chapter 11 of the U.S. Bankruptcy Code
                                       in May 1996. An order confirming the
                                       debtor's plan of restructuring was issued by
                                       the court on January 27, 1997.

Daniel W. Yih (39)...................  General partner of Chilmark Partners, L.P.      August 1995
                                       since June 1995. Mr. Yih served as interim
                                       Chief Financial Officer of Midway Airlines
                                       (from September 1995 to December 1995),
                                       President of Merco-Savory, Inc., a
                                       manufacturer of food preparation equipment
                                       (from March 1995 to June 1995), and as a
                                       senior executive of Welbilt Corporation
                                       (from September 1993 to March 1995).

NAME (AGE)                             PRINCIPAL OCCUPATION AND BUSINESS EXPERIENCE    DIRECTOR SINCE
----------                             --------------------------------------------    ---------------
DIRECTORS WHOSE TERMS EXPIRE AT THE 2000 ANNUAL MEETING

Juergen Bartels (58).................  Chief Executive Officer of Starwood Hotels'     January 1998
                                       Hotel Group since March 1998. From May 1995
                                       to March 1998, Mr. Bartels was the Chairman
                                       and Chief Executive Officer of Westin
                                       Worldwide. Prior to joining Westin
                                       Worldwide, Mr. Bartels was the President and
                                       Chief Executive Officer of Carlson
                                       Hospitality Group, Inc. ("Carlson"), which
                                       controls Radisson Hotels International,
                                       T.G.I. Friday's restaurants and Country Inns
                                       and Suites. Prior to joining Carlson in
                                       1983, Mr. Bartels was the President of
                                       Ramada's worldwide holding company and
                                       founder of Ramada Renaissance Hotels.

Jonathan D. Eilian (31)..............  Senior Managing Director, Managing Director     August 1995
                                       or executive officer of Starwood Capital and
                                       its predecessor entities since its formation
                                       in 1991. Prior to being a founding member of
                                       Starwood Capital, Mr. Eilian served as an
                                       Associate for JMB Realty Corporation, a real
                                       estate investment firm, and for The Palmer
                                       Group, L.P., a private investment firm
                                       specializing in corporate acquisitions. Mr.
                                       Eilian is currently a Trustee of Starwood
                                       Financial Trust (a specialized real estate
                                       finance company organized as a REIT) and is
                                       a member of the board of the Wharton Real
                                       Estate Center.

Richard D. Nanula (38)...............  President and Chief Operating Officer of the    June 1998
                                       Corporation and President of the Trust since
                                       January 1999. Mr. Nanula joined the
                                       Corporation as its President and Chief
                                       Executive Officer in June 1998 and served in
                                       such capacity until January 1999. Prior to
                                       joining the Corporation, Mr. Nanula was the
                                       Chief Financial Officer of The Walt Disney
                                       Co. ("Disney") from 1996 through 1998 and
                                       from 1991 through 1995. Mr. Nanula was the
                                       President of Disney Stores, a division of
                                       Disney, from 1995 through 1996 and a Senior
                                       Executive Vice President of Disney from
                                       1996. Prior to 1991, Mr. Nanula worked in
                                       the strategic planning department at Disney.

NAME (AGE)                             PRINCIPAL OCCUPATION AND BUSINESS EXPERIENCE    DIRECTOR SINCE
----------                             --------------------------------------------    ---------------
Barry S. Sternlicht (38).............  Chairman (since September 1997) and Chief       December 1994
                                       Executive Officer (since January 1999) of
                                       the Corporation. Mr. Sternlicht has served
                                       as Chairman and Chief Executive Officer of
                                       the Trust since January 1995. Mr. Sternlicht
                                       also has been the President and Chief
                                       Executive Officer of Starwood Capital and
                                       its predecessor entities since its formation
                                       in 1991. Mr. Sternlicht is currently the
                                       Chairman of the Board of Trustees of
                                       Starwood Financial Trust (a specialized real
                                       estate finance company organized as a REIT)
                                       and a Director of U.S. Franchise Systems.
                                       Mr. Sternlicht is a member of the Urban Land
                                       Institute and of the National Multi-Family
                                       Housing Council. Mr. Sternlicht is a member
                                       of the Board of Directors of the Juvenile
                                       Diabetes Foundation International and the
                                       Council for Christian and Jewish
                                       Understanding, is a member of the Young
                                       Presidents Organization and is on the Board
                                       of Directors of Junior Achievement for
                                       Fairfield County, Connecticut.

DIRECTORS WHOSE TERMS EXPIRE AT THE 1999 ANNUAL MEETING

Brenda C. Barnes (45)................  Director of Sears, Roebuck & Company, the       April 1998
                                       New York Times Company, Avon Products, Inc.,
                                       LucasArts Entertainment Company and Digital
                                       Equipment Corporation. Ms. Barnes was the
                                       President and Chief Executive Officer of
                                       Pepsi-Cola North America from April 1996 to
                                       January 1998, and was the Chief Operating
                                       Officer of Pepsi-Cola North America from
                                       January 1993 to March 1996. Ms. Barnes is
                                       also a member of the Advisory Board of The
                                       For All Kids Foundation and of the Board of
                                       Trustees of Augustana College.

Michael A. Leven (61)................  Chairman of the Board, President and Chief      August 1995
                                       Executive Officer of U.S. Franchise Systems,
                                       a hotel franchising and development company,
                                       since September 1995. From October 1990 to
                                       September 1995, Mr. Leven was President and
                                       Chief Operating Officer of Holiday Inn
                                       Worldwide. Mr. Leven is a director of U.S.
                                       Franchise Systems and Servico, Inc. Mr.
                                       Leven is also a member of the Board of
                                       Governors and the Chairman of the BioMedical
                                       Services Board of the American Red Cross.

NAME (AGE)                             PRINCIPAL OCCUPATION AND BUSINESS EXPERIENCE    DIRECTOR SINCE
----------                             --------------------------------------------    ---------------
Daniel H. Stern (37).................  President of Reservoir Capital Group,           November 1997
                                       L.L.C., a New York-based investment
                                       management firm, since July 1997. Mr. Stern
                                       was a Trustee of the Trust from August 1995
                                       to November 1997. From December 1992 to July
                                       1997, Mr. Stern was President of Ziff
                                       Brothers Investments, L.L.C., a diversified
                                       investment management firm.

TRUSTEES OF THE TRUST

     The Board of Trustees currently comprises seven members, each of whom was elected for a three-year term. The following table sets forth, for each of the members of the Board of Trustees as of the date of this Joint Annual Report, the class of Trustees to which such Trustee has been elected and certain other information regarding the Trustees and executive officers of the Trust.

TRUSTEES WHOSE TERMS EXPIRE AT THE 2001 ANNUAL MEETING

NAME (AGE)                             PRINCIPAL OCCUPATION AND BUSINESS EXPERIENCE    DIRECTOR SINCE
----------                             --------------------------------------------    ---------------
Madison F. Grose (45)................  Managing Director or Senior Managing            December 1994
                                       Director and General Counsel or Co-General
                                       Counsel of Starwood Capital (and its
                                       predecessor entities) since July 1992. From
                                       November 1983 through June 1992, he was a
                                       Partner in the law firm of Pircher, Nichols
                                       & Meeks.

George J. Mitchell (65)..............  Special Counsel to the law firm of Verner,      November 1997
                                       Liipfert, Bernhard, McPherson and Hand since
                                       January 1995. Senator Mitchell served as a
                                       United States Senator from January 1980 to
                                       January 1995, and was the Majority Leader
                                       from 1989 to 1995. Senator Mitchell serves
                                       as a director of Disney, Federal Express
                                       Corporation, Xerox Corporation, UNUM
                                       Corporation, KTI, Inc. and Staples, Inc. In
                                       addition, Senator Mitchell serves as
                                       Chairman of the International Crisis Group,
                                       a non-profit organization dedicated to the
                                       prevention of crises in international
                                       affairs. From 1995 to 1997, Senator Mitchell
                                       served as the Special Advisor to the
                                       President of the United States on economic
                                       initiatives in Ireland. At the request of
                                       the British and Irish Governments, he served
                                       as Chairman of the International Commission
                                       on Disarmament in Northern Ireland, and as
                                       Chairman of the peace negotiations in
                                       Northern Ireland. Senator Mitchell serves as
                                       Chairman of the Ethics Committee of the U.S.
                                       Olympic Committee and as Chairman of the
                                       National Health Care Commission created by
                                       the Pew Charitable Foundation.

NAME (AGE)                             PRINCIPAL OCCUPATION AND BUSINESS EXPERIENCE    DIRECTOR SINCE
----------                             --------------------------------------------    ---------------
TRUSTEES WHOSE TERMS EXPIRE AT THE 2000 ANNUAL MEETING

Jean-Marc Chapus (39)................  Managing Director and Portfolio Manager of      November 1997
                                       Trust Company of the West and President of
                                       TCW/Crescent Mezzanine L.L.C., a private
                                       investment fund, since March 1995. Prior to
                                       that time, Mr. Chapus was a Managing
                                       Director and Principal of Crescent Capital
                                       Corporation with primary responsibility for
                                       the firm's private lending and private
                                       placement activities. Mr. Chapus was a
                                       Director of the Corporation from August 1995
                                       to November 1997, and is currently a member
                                       of the Board of Directors of Home Asset
                                       Management Company and Firstamerica
                                       Automotive, Inc.

Bruce W. Duncan (47).................  Chairman, President and Chief Executive         August 1995
                                       Officer of The Cadillac Fairview Corporation
                                       Limited, a real estate operating company,
                                       since December 1995. From October 1994 to
                                       December 1995, Mr. Duncan was President of
                                       Blakely Capital, Inc., a private firm
                                       focusing on investments in real estate and
                                       telecommunications. From 1992 to April 1994,
                                       Mr. Duncan was President and Co-Chief
                                       Executive Officer of JMB Institutional
                                       Realty Corporation providing advice and
                                       management for investments in real estate by
                                       tax-exempt investors and from 1978 to 1992,
                                       he worked for JMB Realty Corporation where
                                       he served as Executive Vice-President and a
                                       member of the Board of Directors. Mr. Duncan
                                       is a trustee of Amresco Capital Trust and
                                       Kenyon College and is a member of the Board
                                       of Directors of The Cadillac Fairview
                                       Corporation Limited and the Canadian
                                       Institute of Public Real Estate Companies.
                                       In addition, Mr. Duncan is a member of the
                                       Urban Land Institute and a member and past
                                       trustee of the International Council of
                                       Shopping Centres.

NAME (AGE)                             PRINCIPAL OCCUPATION AND BUSINESS EXPERIENCE    DIRECTOR SINCE
----------                             --------------------------------------------    ---------------
Barry S. Sternlicht (38).............  Chairman (since September 1997) and Chief       December 1994
                                       Executive Officer (since January 1999) of
                                       the Corporation. Mr. Sternlicht has served
                                       as Chairman and Chief Executive Officer of
                                       the Trust since January 1995. Mr. Sternlicht
                                       also has been the President and Chief
                                       Executive Officer of Starwood Capital and
                                       its predecessor entities since its formation
                                       in 1991. Mr. Sternlicht is currently the
                                       Chairman of the Board of Trustees of
                                       Starwood Financial Trust (a specialized real
                                       estate finance company organized as a REIT)
                                       and a Director of U.S. Franchise Systems.
                                       Mr. Sternlicht is a member of the Urban Land
                                       Institute and of the National Multi-Family
                                       Housing Council. Mr. Sternlicht is a member
                                       of the Board of Directors of the Juvenile
                                       Diabetes Foundation International and the
                                       Council for Christian and Jewish
                                       Understanding, is a member of the Young
                                       Presidents Organization and is on the Board
                                       of Directors of Junior Achievement for
                                       Fairfield County, Connecticut.

TRUSTEES WHOSE TERMS EXPIRE AT THE 1999 ANNUAL MEETING

Stephen R. Quazzo (39)...............  Managing Director, Chief Executive Officer      August 1995
                                       and co-founder of Transwestern Investment
                                       Company, L.L.C., a real estate principal
                                       investment firm, since March 1996. From
                                       April 1991 to March 1996, Mr. Quazzo was
                                       President of Equity Institutional Investors,
                                       Inc., a subsidiary of Equity Group
                                       Investments, Inc., a Chicago-based holding
                                       company controlled by Samuel Zell. Mr.
                                       Quazzo is an advisory board member of City
                                       Year Chicago.

Raymond S. Troubh (72)...............  Financial consultant in New York City and a     April 1998
                                       former Governor of the American Stock
                                       Exchange. He was also a general partner of
                                       Lazard Freres & Co., an investment banking
                                       firm. Mr. Troubh is a director of ARIAD
                                       Pharmaceuticals, Inc., Becton, Dickinson and
                                       Company, Diamond Offshore Drilling, Inc.,
                                       Foundation Health Systems, Inc., General
                                       American Investors Company, Olsten
                                       Corporation, Triarc Companies, Inc. and WHX
                                       Corporation and is a Trustee of MicroCap
                                       Liquidating Trust and Petrie Stores
                                       Liquidating Trust.

EXECUTIVE OFFICERS OF THE REGISTRANTS

     The following table includes certain information with respect to each of Starwood Hotels' current executive officers.

                NAME                   AGE               POSITION(S) WITH THE CORPORATION
                ----                   ---               --------------------------------
Barry S. Sternlicht..................  38    Chairman, Chief Executive Officer and a Director of the
                                               Corporation and Chairman, Chief Executive Officer and
                                               a Trustee of the Trust
Richard D. Nanula....................  38    President, Chief Operating Officer and a Director of the
                                               Corporation and President of the Trust
Susan R. Bolger......................  45    Executive Vice President of Human Resources of the
                                               Corporation and Vice President of the Trust
Ronald C. Brown......................  44    Executive Vice President and Chief Financial Officer of
                                             the Corporation and Vice President, Chief Financial
                                               Officer and Chief Accounting Officer of the Trust
Steven R. Goldman....................  36    Executive Vice President, Acquisitions and Development
                                             of the Corporation and Vice President of the Trust
Thomas C. Janson, Jr. ...............  43    Executive Vice President, General Counsel and Secretary
                                             of the Corporation and Vice President, General Counsel
                                               and Assistant Secretary of the Trust

     BARRY S. STERNLICHT.  Mr. Sternlicht has been Chairman (since September
1997) and Chief Executive Officer (since January 1999) of the Corporation. Mr. Sternlicht has served as Chairman and Chief Executive Officer of the Trust since January 1995. Mr. Sternlicht also has been the President and Chief Executive Officer of Starwood Capital and its predecessor entities since its formation in 1991. Mr. Sternlicht is currently the Chairman of the Board of Trustees of Starwood Financial Trust (a specialized real estate finance company organized as a REIT) and a Director of U.S. Franchise Systems.

     RICHARD D. NANULA. Mr. Nanula has been President and Chief Operating Officer of the Corporation and President of the Trust since January 1999. Mr. Nanula joined the Corporation as its President and Chief Executive Officer in June 1998, and served in such capacity until January 1999. Prior to joining the Corporation, Mr. Nanula was the Chief Financial Officer of Disney from 1996 through 1998 and from 1991 through 1995. Mr. Nanula was the President of Disney Stores, a division of Disney, from 1995 through 1996 and a Senior Executive Vice President of Disney from 1996. Prior to 1991, Mr. Nanula worked in the strategic planning department at Disney.

     SUSAN R. BOLGER. Ms. Bolger has been Executive Vice President of Human Resources of the Corporation since March 1998 and Vice President of the Trust since January 1999 and was Senior Vice President of Human Resources of the Corporation from September 1996 to March 1998. From November 1994 to September 1996, she was Corporate Vice President of Human Resources for Wyndham Hotels and Resorts; prior to that time she was Vice President for Human Resources for Arrow Industries, a division of ConAgra.

     RONALD C. BROWN. Mr. Brown has been Vice President, Chief Financial Officer and Chief Accounting Officer of the Trust since January 1999 and Executive Vice President and Chief Financial Officer of the Corporation since March 1998 and was Senior Vice President and Chief Financial Officer of the Trust from July 1995 through March 1998. Prior to joining the Trust, Mr. Brown was President of Sonoran Hotel Advisors, L.L.C., a hotel REIT advisory firm, from August 1994 to July 1995. From December 1990 to August 1994, Mr. Brown held various positions with Doubletree Corporation, a hotel operating company, including Chief Financial Officer and President. From March 1988 to April 1992, Mr. Brown was Chief Financial Officer for Canadian Pacific Hotels Corporation, a hotel operating company. Mr. Brown is also a Director of Phoenix Children's Hospital.

     STEVEN R. GOLDMAN. Mr. Goldman has been a Vice President of the Trust and the Executive Vice President, Acquisitions and Development, of the Corporation since January 1999 and was Executive Vice President of the Trust from March 1998 to January 1999. Mr. Goldman was Senior Vice President of the

Trust from September 1996 through March 1998 and Senior Vice President of the Corporation from March 1995 to September 1996. Mr. Goldman was a Vice President of Starwood Capital, specializing in hotel acquisitions and hotel asset management from August 1993 to February 1995. From 1990 to 1993, he was Senior Development Manager of Disney Development Company, the real estate investment development and management division of Disney.

     THOMAS C. JANSON, JR. Mr. Janson joined the Corporation as Executive Vice President, General Counsel and Secretary in October 1998 and became Vice President, General Counsel and Assistant Secretary of the Trust in January 1999. Prior to joining the Corporation, Mr. Janson practiced law as a partner with Skadden, Arps, Slate, Meagher & Flom LLP for more than five years.

     The executive officers of Starwood Hotels serve at the pleasure of the Board of Directors or the Board of Trustees, as applicable. There is no family relationship among any of the Directors, Trustees or executive officers of the Corporation or the Trust.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Exchange Act requires the Directors, Trustees and executive officers of Starwood Hotels, and persons who own more than 10 percent of the outstanding Units, to file with the SEC (and provide a copy to Starwood Hotels) certain reports relating to their ownership of Units and other equity securities of Starwood Hotels.

     To Starwood Hotels' knowledge, based solely on a review of the copies of these reports furnished to Starwood Hotels during the fiscal year ended December 31, 1998, and written representations that no other reports were required, all
Section 16(a) filing requirements applicable to its Directors, Trustees, executive officers and greater than 10 percent beneficial owners were complied with for the most recent fiscal year.

ITEM 11.  EXECUTIVE COMPENSATION.

     The information called for by Item 11 is incorporated by reference from the information under the following captions in the Proxy Statement: "Summary of Cash and Certain Other Compensation," "Executive Compensation," "Option Grants," "Option Exercises and Holdings," "Compensation of Directors and Trustees," "Employment and Compensation Agreements with Executive Officers," "Compensation Committee Interlocks and Insider Participation" and "Certain Relationships and Related Transactions."

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information called for by Item 12 is incorporated by reference from the information under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information called for by Item 13 is incorporated by reference from the information under the caption "Certain Relationships and Related Transactions" in the Proxy Statement.

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

          2.  Exhibits:

EXHIBIT
NUMBER                       DESCRIPTION OF EXHIBIT
-------                      ----------------------
 2.1      Formation Agreement, dated as of November 11, 1994, among
          the Trust, the Corporation, Starwood Capital and the
          Starwood Partners (incorporated by reference to Exhibit 2 to the Trust's and the Corporation's Joint Current Report on
          Form 8-K dated November 16, 1994). (The SEC file numbers of all filings made by the Corporation and the Trust pursuant to the Securities Act of 1934, as amended, and referenced
          herein are: 1-7959 (the Corporation) and 1-6828 (the
          Trust)).
 2.2      Form of Amendment No. 1 to Formation Agreement, dated as of
          July 1995, among the Trust, the Corporation and the Starwood
          Partners (incorporated by reference to Exhibit 10.23 to the
          Trust's and the Corporation's Joint Registration Statement
          on Form S-2 filed with the SEC on June 29, 1995
          (Registration Nos. 33-59155 and 33-59155-01)).
 2.3      Transaction Agreement, dated as of September 8, 1997, by and among the Trust, the Corporation, Realty Partnership,
          Operating Partnership, WHWE L.L.C., Woodstar Investor
          Partnership ("Woodstar"), Nomura Asset Capital Corporation,
          Juergen Bartels, Westin Worldwide, W&S Lauderdale Corp., W&S
          Seattle Corp., Westin St. John Hotel Company, Inc., W&S
          Denver Corp., W&S Atlanta Corp. and W&S Hotel L.L.C.
          (incorporated by reference to Exhibit 2 to the Trust's and the Corporation's Joint Current Report on Form 8-K dated
          September 9, 1997, as amended by the Form 8-K/A dated
          December 18, 1997).
 2.4      Amended and Restated Agreement and Plan of Merger, dated as of November 12, 1997, by and among the Corporation, the
          Trust, Chess Acquisition Corp. ("Chess") and ITT
          (incorporated by reference to Exhibit 2.1 to the Trust's and the Corporation's Joint Current Report on Form 8-K dated
          November 13, 1997).
 2.5      Agreement and Plan of Restructuring dated as of September
          16, 1998, and amended as of November 30, 1998, among the
          Corporation, ST Acquisition Trust ("ST Trust") and the Trust
          (incorporated by reference to Annex A to the Trust's and the
          Corporation's Joint Proxy Statement dated December 3, 1998
          (the "1998 Proxy Statement")).
 2.6      Form of Stock Purchase Agreement, dated as of February 23,
          1998, between the Trust and the Corporation (incorporated by reference to Exhibit 10.4 to the Trust's and the
          Corporation's Joint Annual Report on Form 10-K for the year ended December 31, 1997 (the "1997 Form 10-K")).
 3.1      Amended and Restated Declaration of Trust of the Trust,
          amended and restated as of January 6, 1999 (incorporated by reference to Exhibit 1 to the Trust's Registration Statement on Form 8-A filed on December 21, 1998 (the "Trust Form
          8-A"), except that the following changes were made on
          January 6, 1999, upon the filing by the Trust and ST Trust of the Articles of Merger of ST Trust into the Trust (the
          "Articles of Merger") with, and the acceptance thereof for record by, the State Department of Assessments and Taxation of the State of Maryland (the "SDAT"): Section 6.14
          specifies January 6, 1999 as the date of the Intercompany
          Agreement; Section 6.19.1 specifies January 6, 1999 as the date of the acceptance for record by the SDAT of the
          Articles of Merger; and the definition of "Intercompany
          Agreement" in Section 6.19.2 specifies January 6, 1999 as
          the date of the Intercompany Agreement).
 3.2      Charter of the Corporation, amended and restated as of
          February 1, 1995, as amended through March 26, 1999.(2)
 3.3      Bylaws of the Trust, as amended through November 19, 1998
          (incorporated by reference to Exhibit 2 to the Trust Form
          8-A).
 3.4      Bylaws of the Corporation, as amended through March 15, 1999
          (incorporated by reference to Exhibit 3 to the Trust's and the Corporation's Joint Current Report on Form 8-K dated
          March 15, 1999 (the "March 15 Form 8-K")).
 4.1      Amended and Restated Intercompany Agreement dated as of
          January 6, 1999, between the Corporation and the Trust
          (incorporated by reference to Exhibit 3 to the Trust Form
          8-A, except that on January 6, 1999, the Intercompany
          Agreement was executed and dated as of January 6, 1999).
 4.2      Rights Agreement dated as of March 15, 1999 between the
          Corporation and Chase Mellon Shareholder Services, L.L.C.,
          as Rights Agent (incorporated by reference to Exhibit 4 to the March 15 Form 8-K).
 4.3      Amended and Restated Indenture dated as of November 15,
          1995, as Amended and Restated as of December 15, 1995
          between ITT Corporation (formerly known as ITT Destinations,
          Inc.) and the First National Bank of Chicago, as trustee
          (incorporated by reference to Exhibit 4.A.IV to the First
          Amendment to ITT's Registration Statement on Form S-3, filed
          November 13, 1996).

EXHIBIT
NUMBER                       DESCRIPTION OF EXHIBIT
-------                      ----------------------
 4.4      First Indenture Supplement dated as of December 31, 1998
          among ITT, the Corporation and the Bank of New York
          (incorporated by reference to Exhibit 4.1 to the Trust's and the Corporation's Joint Current Report on Form 8-K filed
          January 8, 1999).
 4.5      The Registrants hereby agree to file with the Commission a copy of any instrument, including indentures, defining the rights of long-term debt holders of the Registrants and
          their consolidated subsidiaries upon the request of the
          Commission.
10.1      Third Amended and Restated Limited Partnership Agreement for
          Realty Partnership, dated January 6, 1999, among the Trust and the limited partners of Realty Partnership.(2)
10.2      Third Amended and Restated Limited Partnership Agreement for
          Operating Partnership, dated January 6, 1999, among the
          Corporation and the limited partners of Operating
          Partnership.(2)
10.3      Form of Amended and Restated Lease Agreement, entered into as of January 1, 1993, between the Trust as Lessor and the
          Corporation (or a subsidiary) as Lessee (incorporated by
          reference to Exhibit 10.19 to the Trust's and the
          Corporation's Joint Annual Report on Form 10-K for the year ended December 31, 1992).
10.4      Amended and Restated Employment Agreement, dated as of
          February 17, 1998, between the Trust and Barry S.
          Sternlicht, together with an amendment, dated as of March
          11, 1998 (incorporated by reference to Exhibit 10.5 to the
          1997 Form 10-K).(1)
10.5      Non-Qualified Stock Option Agreement, dated as of February
          17, 1998, between the Trust and Barry S. Sternlicht
          (incorporated by reference to Exhibit 10.6 to the 1997 Form
          10-K).(1)
10.6      Amended and Restated Employment Agreement, dated April 15,
          1998, between the Corporation and Richard D. Nanula
          (incorporated by reference to Exhibit 10.1 to the Trust's
          and the Corporation's Joint Quarterly Report on Form 10-Q
          for the quarterly period ended June 30, 1998 (the "1998 Form
          10-Q2")).(1)
10.7      Employment Agreement, dated March 2, 1998, between the
          Corporation and Susan R. Bolger (incorporated by reference to Exhibit 10.7 to the 1997 Form 10-K).(1)
10.8      Employment Agreement, dated March 25, 1998, between the
          Corporation and Ronald C. Brown (incorporated by reference to Exhibit 10.8 to the 1997 Form 10-K).(1)
10.9      Employment Agreement, dated October 1, 1998, between the
          Corporation and Thomas C. Janson, Jr.(1)(2)
10.10     Indemnification Agreement dated as of August 24, 1998
          between the Corporation and Thomas C. Janson, Jr., as
          amended by Amendment Nos. 1 and 2 thereto (incorporated by reference to Exhibit 10.1 to the Trust's and the
          Corporation's Joint Quarterly Report on Form 10-Q for the
          quarterly period ended September 30, 1998, as amended by the
          Form 10-Q/A filed November 30, 1998 (as so amended, the
          "1998 Form 10-Q3")).
10.11     Employment Agreement, dated March 25, 1998, between the
          Corporation and Juergen Bartels (incorporated by reference to Exhibit 10.9 to the 1997 Form 10-K).(1)
10.12     Employment Agreement, dated March 25, 1998, between the
          Trust and Steven R. Goldman (incorporated by reference to
          the Exhibit 10.11 to the 1997 Form 10-K).(1)
10.13     Employment Agreement, dated June 27, 1996, between the
          Corporation and Eric A. Danziger (incorporated by reference to Exhibit 10.4 to the Trust's and the Corporation's Joint
          Quarterly Report on Form 10-Q for the quarterly period ended
          June 30, 1996 (the "1996 Form 10-Q2")).(1)
10.14     Starwood Hotels & Resorts 1995 Long-Term Incentive Plan
          (Amended and Restated as of December 3, 1998) (incorporated by reference to Annex D to the 1998 Proxy Statement).(1)
10.15     Starwood Hotels & Resorts Worldwide, Inc., 1995 Long-Term
          Incentive Plan (Amended and Restated as of December 3, 1998)
          (incorporated by reference to Annex E to the 1998 Proxy
          Statement).(1)
10.16     Incentive and Non-Qualified Share Option Plan (1986) of the
          Trust (incorporated by reference to Exhibit 10.8 to the
          Trust's and the Corporation's Joint Annual Report on Form
          10-K for the year ended August 31, 1986 (the "1986 Form
          10-K")).(1)
10.17     Corporation Stock Non-Qualified Stock Option Plan (1986) of
          the Trust (incorporated by reference to Exhibit 10.9 to the
          1986 Form 10-K).(1)
10.18     Stock Option Plan (1986) of the Corporation (incorporated by reference to Exhibit 10.10 to the 1986 Form 10-K).(1)

EXHIBIT
NUMBER                       DESCRIPTION OF EXHIBIT
-------                      ----------------------
10.19     Trust Shares Option Plan (1986) of the Corporation
          (incorporated by reference to Exhibit 10.11 to the 1986 Form
          10-K).(1)
10.20     Form of Indemnification Agreement and Amendment No. 1 to
          Indemnification Agreement between the Trust and each of its
          Trustees and executive officers (incorporated by reference to Exhibit 10.7 to the Trust's and the Corporation's Joint
          Annual Report on Form 10-K for the year ended December 31,
          1995 (the "1995 Form 10-K")).(1)
10.21     Form of Indemnification Agreement and Amendment No. 1 to
          Indemnification Agreement between the Corporation and each of its Directors and executive officers (incorporated by
          reference to Exhibit 10.8 to the 1995 Form 10-K).(1)
10.22     Form of Amendment No. 2 to Indemnification Agreement, dated
          June 26, 1997, between the Trust and each of its Trustees
          and executive officers (incorporated by reference to Exhibit
          10.1 to the Trust's and the Corporation's Joint Quarterly
          Report on Form 10-Q for the quarterly period ended June 30,
          1997 (the "1997 Form 10-Q2")).(1)
10.23     Form of Amendment No. 2 to Indemnification Agreement, dated
          June 26, 1997, between the Corporation and each of its
          Directors and executive officers (incorporated by reference to Exhibit 10.2 to the 1997 Form 10-Q2).(1)
10.24     Form of Trademark License Agreement, dated as of December
          10, 1997, between Starwood Capital and the Trust
          (incorporated by reference to Exhibit 10.22 to the 1997
          10-K).
10.25     Exchange Rights Agreement, dated as of January 1, 1995,
          among the Trust, the Corporation, Realty Partnership,
          Operating Partnership and the Starwood Partners
          (incorporated by reference to Exhibit 2B to the Trust's and the Corporation's Joint Current Report on Form 8-K dated
          January 31, 1995 (the "Formation Form 8-K")).
10.26     Registration Rights Agreement, dated as of January 1, 1995, among the Trust, the Corporation and Starwood Capital
          (incorporated by reference to Exhibit 2C to the Formation
          Form 8-K).
10.27     Exchange Rights Agreement, dated as of June 3, 1996, among the Trust, the Corporation, Realty Partnership, Operating
          Partnership, Philadelphia HIR Limited Partnership and
          Philadelphia HSR Limited Partnership (incorporated by
          reference to Exhibit 10.1 to the 1996 Form 10-Q2).
10.28     Registration Rights Agreement, dated as of June 3, 1996,
          among the Trust, the Corporation and Philadelphia HSR
          Limited Partnership (incorporated by reference to Exhibit
          10.2 to the 1996 Form 10-Q2).
10.29     Asset Purchase Agreement, dated as of March 25, 1996,
          between Hotels of Distinction, Inc., and Realty Partnership
          (effective July 3, 1996) (incorporated by reference to
          Exhibit 10.7 to the Trust's and the Corporation's Joint
          Annual Report on Form 10-K for the year ended December 31,
          1996, as amended by the Form 10-K/A dated April 25, 1997,
          and by the Form 10-K/A dated December 18, 1997.
10.30     Contribution Agreement, dated as of January 15, 1997, by and among HEI Hotels, L.L.C., Westport Management, L.L.C.,
          Savior Limited Partnership, Judith Rushmore, Orna L.
          Shulman, Murray Dow, Steve Mendell, Gary Mendell, Zapco
          Communications, Inc., Westport Hospitality, Inc., the
          Corporation and Operating Partnership (incorporated by
          reference to Exhibit 10.3 to the Trust's and the
          Corporation's Joint Quarterly Report on Form 10-Q for the
          quarterly period ended March 31, 1997 (the "1997 Form
          10-Q1")).
10.31     Contribution Agreement, dated as of January 15, 1997, by and among, inter alia, Realty Partnership, Operating
          Partnership, the Trust, the Corporation, Prudential HEI
          Joint Venture and Gary M. Mendell (incorporated by reference to Exhibit 10.4 to the 1997 Form 10-Q1).
10.32     Units Exchange Rights Agreement, dated as of February 14,
          1997, by and among, inter alia, the Trust, the Corporation,
          Realty Partnership, Operating Partnership and the Starwood
          Partners (incorporated by reference to Exhibit 10.34 to the
          1997 Form 10-K).
10.33     Class A Exchange Rights Agreement, dated as of February 14,
          1997, by and among, inter alia, the Trust, the Corporation,
          Operating Partnership and the Starwood Partners
          (incorporated by reference to Exhibit 10.35 to the 1997 Form
          10-K).
10.34     Exchange Rights Agreement, dated as of March 11, 1997, among the Corporation, the Trust, Realty Partnership, Operating
          Partnership and the Hermitage, L.P. (incorporated by
          reference to Exhibit 10.41 to the 1997 Form 10-K).
10.35     Registration Rights Agreement, dated as of March 11, 1997, among the Corporation, the Trust, Realty Partnership,
          Operating Partnership and the Hermitage, L.P. (incorporated by reference to Exhibit 10.42 to the 1997 Form 10-K).

EXHIBIT
NUMBER                       DESCRIPTION OF EXHIBIT
-------                      ----------------------
10.36     Credit Agreement, dated as of September 10, 1997, between
          Realty Partnership and the Trust and Bankers Trust Company
          ("BTC"), Lehman Brothers Holdings Inc. d/b/a Lehman Capital,
          a division of Lehman Brothers Holdings Inc. ("Lehman
          Capital"), BankBoston, N.A., and Bank of Montreal
          (incorporated by reference to Exhibit 10.1 to the Trust's
          and the Corporation's Joint Quarterly Report on Form 10-Q
          for the quarterly period ended September 30, 1997, as
          amended by the Form 10-Q/A dated November 10, 1997.
10.37     Exchange Rights Agreement, dated as of January 2, 1998,
          among, inter alia, the Trust, Realty Partnership and
          Woodstar (incorporated by reference to Exhibit 10.50 to the
          1997 Form 10-K).
10.38     Exchange Rights Agreement, dated as of January 2, 1998,
          among, inter alia, the Corporation, Operating Partnership
          and Woodstar (incorporated by reference to Exhibit 10.51 to the 1997 Form 10-K).
10.39     Registration Rights Agreement, dated as of January 2, 1998, among, inter alia, the Trust, the Corporation, and Woodstar
          (incorporated by reference to Exhibit 10.52 to the 1997 Form
          10-K).
10.40     Stock Agreement and Registration Rights Agreement, each
          dated as of January 15, 1998 by and among the Corporation, the Trust and New Remington Partners (incorporated by
          reference to Exhibit 10.54 to the 1997 Form 10-K).
10.41     Stock Agreement and Registration Rights Agreement, each
          dated as of January 15, 1998, by and among the Corporation, the Trust and Savannah Limited Partnership (incorporated by reference to Exhibit 10.56 to the 1997 Form 10-K).
10.42     Stock Agreement and Registration Rights Agreement, each
          dated as of January 15, 1998, by and among the Corporation, the Trust and N.Y. Overnight Partners, L.P. (incorporated by reference to Exhibit 10.58 to the 1997 Form 10-K).
10.43     Stock Agreement and Registration Rights Agreement, each
          dated as of January 15, 1998, by and among the Corporation, the Trust and D.C. Overnight Partners, L.P. (incorporated by reference to Exhibit 10.60 to the 1997 Form 10-K).
10.44     Credit Agreement, dated as of February 23, 1998, among the
          Trust, Realty Partnership, the Corporation, Chess (and ITT
          as its successor by merger), certain additional borrowers, various lenders, BTC and Chase Bank, as Administrative
          Agents, and Lehman Commercial Paper Inc. ("Lehman Paper")
          and Bank of Montreal, as Syndication Agents (incorporated by reference to Exhibit 10.1 to the Trust's and the
          Corporation's Joint Current Report on Form 8-K dated
          February 23, 1998 (the "ITT Form 8-K")).
10.45     First Amendment to the Credit Agreement, dated as of March
          3, 1998, among the Trust, Realty Partnership, the
          Corporation, ITT, the lenders party to the Credit Agreement,
          BTC and Chase Bank, as Administrative Agents, and Lehman
          Paper and Bank of Montreal, as Syndication Agents, and the
          new lenders (incorporated by reference to Exhibit 10.2 to
          the ITT Form 8-K).
10.46     Second Amendment to the Credit Agreement, dated as of April
          30, 1998, among the Trust, Realty Partnership, the
          Corporation, ITT, the lenders party to the Credit Agreement,
          BTC and Chase Bank, as Administrative Agents, and Lehman
          Paper and Bank of Montreal, as Syndication Agents
          (incorporated by reference to Exhibit 10.2 to the 1998 Form
          10-Q2).
10.47     Third Amendment to the Credit Agreement, dated as of June
          15, 1998, among the Trust, Realty Partnership, the
          Corporation, ITT, the lenders party to the Credit Agreement,
          BTC and Chase Bank, as Administrative Agents, and Lehman
          Paper and Bank of Montreal, as Syndication Agents
          (incorporated by reference to Exhibit 10.3 to the 1998 Form
          10-Q2).
10.48     Fourth Amendment to the Credit Agreement, dated as of July
          15, 1998, among the Trust, Realty Partnership, the
          Corporation, ITT, the lenders party to the Credit Agreement,
          BTC and Chase Bank, as Administrative Agents, and Lehman
          Paper and Bank of Montreal, as Syndication Agents
          (incorporated by reference to Exhibit 10.4 to the 1998 Form
          10-Q2).
10.49     Fifth Amendment to the Credit Agreement, dated as of August
          26, 1998, among the Trust, Realty Partnership, the
          Corporation, ITT, the lenders party to the Credit Agreement,
          BTC and Chase Bank, as Administrative Agents, and Lehman
          Paper and Bank of Montreal, as Syndication Agents
          (incorporated by reference to Exhibit 10.2 to the 1998 Form
          10-Q3).
10.50     Sixth Amendment to the Credit Agreement, dated as of
          December 15, 1998, among the Trust, Realty Partnership, the
          Corporation, ITT, the lenders party to the Credit Agreement,
          BTC and Chase Bank, as Administrative Agents, and Lehman
          Paper and Bank of Montreal, as Syndication Agents.(2)

EXHIBIT
NUMBER                       DESCRIPTION OF EXHIBIT
-------                      ----------------------
10.51     Seventh Amendment to the Credit Agreement, dated as of
          February, 1999, among the Trust, Realty Partnership, the
          Corporation, ITT, the lenders party to the Credit Agreement,
          BTC and Chase Bank, as Administrative Agents, and Lehman
          Paper and Bank of Montreal, as Syndication Agents.(2)
10.52     Pledge and Security Agreement, dated as of February 23,
          1998, executed and delivered by the Trust, the Corporation and the other Pledgors party thereto, in favor of BTC as
          Collateral Agent (incorporated by reference to Exhibit 10.63 to the 1997 Form 10-K).
10.53     Senior Secured Increasing Rate Note Agreement, dated as of
          February 23, 1998, by and among the Corporation, the Trust, the Guarantors named therein and the Lenders named therein
          (incorporated by reference to Exhibit 10.3 to the ITT Form
          8-K).
10.54     Amended and Restated Senior Secured Note Agreement dated
          August 27, 1998 among the Corporation, the Trust, the
          guarantors listed therein, the lenders listed therein,
          Lehman Paper, as Arranger and Administrative Agent, and Alex
          Brown and Chase Securities Inc., as Syndication Agents
          (incorporated by reference to Exhibit 10.3 to the 1998 Form
          10-Q3).
10.55     Loan Agreement, dated as of February 23, 1998, between the
          Trust and the Corporation, together with Promissory Note
          executed in connection therewith, by the Corporation to the order of the Trust, in the principal amount of
          $3,282,000,000 (incorporated by reference to Exhibit 10.65 to the 1997 Form 10-K).
10.56     Loan Agreement, dated as of February 23, 1998, between the
          Trust and the Corporation, together with Promissory Note
          executed in connection therewith, by the Corporation to the order of the Trust, in the principal amount of $100,000,000
          (incorporated by reference to Exhibit 10.66 to the 1997 Form
          10-K).
10.57     Loan Agreement, dated as of February 23, 1998, between the
          Trust and the Corporation, together with Promissory Note
          executed in connection therewith, by the Corporation to the order of the Trust, in the principal amount of $50,000,000
          (incorporated by reference to Exhibit 10.67 to the 1997 Form
          10-K).
10.58     Loan Agreement, dated as of January 27, 1999, among the
          Borrowers named therein, as Borrowers, Starwood Operator I
          LLC, as Operator, and Lehman Capital.(2)
10.59     Aircraft Dry Lease Agreement entered into as of February 6,
          1998, between Star Flight, L.L.C. and ITT Flight Operation,
          Inc., as amended by First Amendment thereto, dated as of
          August 25, 1998 (incorporated by reference to Exhibit 10.4 to the 1998 Form 10-Q3).
12.1      Calculation of Ratio of Earnings to Total Fixed Charges.(2)
21.1      Subsidiaries of the Registrants.(2)
23.1      Consent of Arthur Andersen LLP.(2)
27.1      Financial Data Schedule for the Corporation for the twelve months ended December 31, 1998.(2)
27.2      Financial Data Schedule for the Trust for the twelve months ended December 31, 1998.(2)
27.3      Restated Financial Data Schedule for the Corporation for the
          nine months ended September 30, 1998.(2)
27.4      Restated Financial Data Schedule for the Trust for the nine months ended September 30, 1998.(2)
27.5      Restated Financial Data Schedule for the Corporation for the
          six months ended June 30, 1998.(2)
27.6      Restated Financial Data Schedule for the Trust for the six
          months ended June 30, 1998.(2)
27.7      Restated Financial Data Schedule for the Corporation for the
          three months ended March 31, 1998.(2)
27.8      Restated Financial Data Schedule for the Trust for the three months ended March 31, 1998.(2)
27.9      Restated Financial Data Schedule for the Corporation for the
          twelve months ended December 31, 1997.(2)
27.10     Restated Financial Data Schedule for the Corporation for the
          nine months ended September 30, 1997.(2)
27.11     Restated Financial Data Schedule for the Corporation for the
          six months ended June 30, 1997.(2)

EXHIBIT
NUMBER                       DESCRIPTION OF EXHIBIT
-------                      ----------------------
27.12     Restated Financial Data Schedule for the Corporation for the
          three months ended March 31, 1997.(2)
27.13     Restated Financial Data Schedule for the Corporation for the
          twelve months ended December 31, 1996.(2)

---------------
(1) Management contract or compensatory plan or arrangement required to be filed as an exhibit hereto pursuant to Item 14(c) of Form 10-K.

(2) Filed herewith.

    (b) Reports on Form 8-K.

    The Company did not file any Current Reports on Form 8-K during the fourth quarter of 1998.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          STARWOOD HOTELS & RESORTS
                                          WORLDWIDE, INC.

                                          By:    /s/ BARRY S. STERNLICHT
                                            ------------------------------------
                                                    Barry S. Sternlicht
                                            Chairman and Chief Executive Officer

Date: March 26, 1999

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

                     SIGNATURE                                     TITLE                     DATE
                     ---------                                     -----                     ----

              /s/ BARRY S. STERNLICHT                Chairman, Chief Executive Officer  March 29, 1999
---------------------------------------------------  and Director (Principal Executive
                Barry S. Sternlicht                  Officer)

                /s/ RONALD C. BROWN                  Executive Vice President and       March 29, 1999
---------------------------------------------------  Chief Financial Officer
                  Ronald C. Brown                    (Principal Financial and
                                                     Accounting Officer)

               /s/ BRENDA C. BARNES                  Director                           March 29, 1999
---------------------------------------------------
                 Brenda C. Barnes

                /s/ JUERGEN BARTELS                  Director                           March 29, 1999
---------------------------------------------------
                  Juergen Bartels

              /s/ JONATHAN D. EILIAN                 Director                           March 29, 1999
---------------------------------------------------
                Jonathan D. Eilian

                /s/ EARLE F. JONES                   Director                           March 29, 1999
---------------------------------------------------
                  Earle F. Jones

               /s/ MICHAEL A. LEVEN                  Director                           March 29, 1999
---------------------------------------------------
                 Michael A. Leven

               /s/ RICHARD D. NANULA                 Director                           March 29, 1999
---------------------------------------------------
                 Richard D. Nanula

                /s/ DANIEL H. STERN                  Director                           March 29, 1999
---------------------------------------------------
                  Daniel H. Stern

                                                     Director                           March   , 1999
---------------------------------------------------
                   Daniel W. Yih

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          STARWOOD HOTELS & RESORTS

                                          By: /s/  BARRY S. STERNLICHT

                                            ------------------------------------
                                                    Barry S. Sternlicht
                                            Chairman and Chief Executive Officer

Date: March 26, 1999

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

                     SIGNATURE                                     TITLE                     DATE
                     ---------                                     -----                     ----

              /s/ BARRY S. STERNLICHT                Chairman, Chief Executive Officer  March 29, 1999
---------------------------------------------------  and Trustee (Principal Executive
                Barry S. Sternlicht                  Officer)

                /s/ RONALD C. BROWN                  Executive Vice President and       March 29, 1999
---------------------------------------------------  Chief Financial Officer
                  Ronald C. Brown                    (Principal Financial and
                                                     Accounting Officer)

               /s/ JEAN-MARC CHAPUS                  Trustee                            March 29, 1999
---------------------------------------------------
                 Jean-Marc Chapus

                /s/ BRUCE W. DUNCAN                  Trustee                            March 29, 1999
---------------------------------------------------
                  Bruce W. Duncan

               /s/ MADISON F. GROSE                  Trustee                            March 29, 1999
---------------------------------------------------
                 Madison F. Grose

              /s/ GEORGE J. MITCHELL                 Trustee                            March 29, 1999
---------------------------------------------------
                George J. Mitchell

               /s/ STEPHEN R. QUAZZO                 Trustee                            March 29, 1999
---------------------------------------------------
                 Stephen R. Quazzo

               /s/ RAYMOND S. TROUBH                 Trustee                            March 29, 1999
---------------------------------------------------
                 Raymond S. Troubh

                         STARWOOD HOTELS & RESORTS AND
                   STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

                  INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

                                                              PAGE
                                                              ----
REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS....................   F-2
STARWOOD HOTELS & RESORTS AND STARWOOD HOTELS & RESORTS
  WORLDWIDE, INC.:
     Combined Consolidated Balance Sheets as of December 31,
      1998 and 1997.........................................   F-3
     Combined Consolidated Statements of Operations for the
      Years Ended December 31, 1998, 1997 and 1996..........   F-4
     Combined Consolidated Statements of Comprehensive
      Income for the Years Ended December 31, 1998, 1997 and
      1996..................................................   F-5
     Combined Consolidated Statements of Equity for the
      Years Ended December 31, 1998, 1997 and 1996..........   F-6
     Combined Consolidated Statements of Cash Flows for the
      Years Ended December 31, 1998, 1997 and 1996..........   F-7
STARWOOD HOTELS & RESORTS:
     Consolidated Balance Sheet as of December 31, 1998.....   F-8
     Consolidated Statement of Operations for the Period
      from February 23, 1998 to December 31, 1998...........   F-9
     Consolidated Statement of Cash Flows for the Period
      from February 23, 1998 to December 31, 1998...........  F-10
STARWOOD HOTELS & RESORTS WORLDWIDE, INC.:
     Consolidated Balance Sheets as of December 31, 1998 and
      1997..................................................  F-11
     Consolidated Statements of Operations for the Years
      Ended December 31, 1998, 1997 and 1996................  F-12
     Consolidated Statements of Comprehensive Income for the
      Years Ended December 31, 1998, 1997 and 1996..........  F-13
     Consolidated Statements of Cash Flows for the Years
      Ended December 31, 1998, 1997 and 1996................  F-14
NOTES TO FINANCIAL STATEMENTS...............................  F-15
SCHEDULES:
     Schedule II -- Valuation and Qualifying Accounts.......   S-1
     Schedule III -- Real Estate and Accumulated
      Depreciation..........................................   S-2
     Schedule IV -- Mortgage Loans on Real Estate...........   S-7

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Starwood Hotels & Resorts and Starwood Hotels & Resorts Worldwide, Inc.:

     We have audited the accompanying combined consolidated balance sheets of Starwood Hotels & Resorts (a Maryland real estate investment trust) and its subsidiaries (the "Trust") and Starwood Hotels & Resorts Worldwide, Inc. (a Maryland corporation) and its subsidiaries (the "Corporation," collectively with the Trust, the "Company") as of December 31, 1998 and 1997 and the consolidated balance sheet of the Trust as of December 31, 1998 and the consolidated balance sheets of the Corporation as of December 31, 1998 and 1997, and the related combined consolidated statements of operations, comprehensive income, equity, and cash flows for each of the three years ended December 31, 1998 of the Company and the consolidated statements of operations, comprehensive income, and cash flows for the period from February 23, 1998 to December 31, 1998 of the Trust and for each of the three years in the period ended December 31, 1998 for the Corporation as set forth in the accompanying Index to Financial Statements and Schedules. These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the separate and combined financial statements referred to above present fairly, in all material respects, the financial position of the Company, the Trust, and the Corporation at December 31, 1998, and the Company and the Corporation at December 31, 1997, and the results of the Company's and the Corporation's operations and cash flows for each of the three years in the period ended December 31, 1998 and the Trust's operations and cash flows for its respective period ended December 31, 1998 in conformity with generally accepted accounting principles.

     As explained in the Notes to the financial statements, effective January 1, 1997, the Corporation changed its method of accounting for start-up costs.

     Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedules listed in the Index to Financial Statements and Schedules are presented for purposes of complying with the Securities and Exchange Commission's rules and are not a part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                          Arthur Andersen LLP

New York, New York
February 3, 1999

                         STARWOOD HOTELS & RESORTS AND
                   STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

                      COMBINED CONSOLIDATED BALANCE SHEETS
                        (IN MILLIONS, EXCEPT SHARE DATA)

                                                                DECEMBER 31,
                                                              -----------------
                                                               1998       1997
                                                              -------    ------
ASSETS
Current assets:
  Cash and cash equivalents.................................  $   290    $  201
  Accounts receivable, net of allowance for doubtful
     accounts of $74 and $112...............................      607       424
  Inventories...............................................       73        63
  Prepaid expenses and other................................      107       105
                                                              -------    ------
          Total current assets..............................    1,077       793
Investments.................................................      384       368
Plant, property and equipment, net..........................    9,850     4,832
Goodwill and intangible assets, net.........................    3,698     1,257
Other assets................................................      647       731
Net assets held for sale....................................      409       471
Net assets of discontinued operations.......................       36        73
                                                              -------    ------
                                                              $16,101    $8,525
                                                              =======    ======
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................  $   284    $  273
  Accrued expenses..........................................      889     1,078
  Short-term borrowings and current maturities of long-term
     debt...................................................      694       898
  Other current liabilities.................................      207       161
                                                              -------    ------
          Total current liabilities.........................    2,074     2,410
Long-term debt..............................................    8,111     1,070
Deferred income taxes.......................................      609        97
Other liabilities...........................................      415       423
Net liabilities of discontinued operations..................       --     1,600
Minority interest...........................................      509       181
                                                              -------    ------
                                                               11,718     5,781
                                                              -------    ------
Equity put options..........................................       32        --
                                                              -------    ------
Class B exchangeable preferred shares, at redemption
  value.....................................................      149        --
                                                              -------    ------
Commitments and contingencies
Stockholders' equity:
  Class A exchangeable preferred shares.....................       --        --
  Corporation common stock; $0.01 par value; authorized
     1,050,000,000 and 308,600,000 shares; outstanding
     175,574,135 and 126,653,880 shares at December 31, 1998
     and 1997, respectively.................................        2         1
  Trust common shares of beneficial interest; $0.01 par
     value; authorized 1,200,000,000 and 308,600,000 shares;
     outstanding 175,574,135 and 126,653,880 shares at
     December 31, 1998 and 1997, respectively...............        2         1
  Additional paid-in capital................................    4,363     2,934
  Cumulative translation and marketable securities
     adjustments............................................     (120)     (135)
  Accumulated deficit.......................................      (45)      (57)
                                                              -------    ------
          Total stockholders' equity........................    4,202     2,744
                                                              -------    ------
                                                              $16,101    $8,525
                                                              =======    ======

The accompanying notes to financial statements are an integral part of the above statements.

                         STARWOOD HOTELS & RESORTS AND
                   STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

                 COMBINED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN MILLIONS, EXCEPT PER UNIT DATA)

                                                               YEAR ENDED DECEMBER 31,
                                                              --------------------------
                                                               1998      1997      1996
                                                              ------    ------    ------
REVENUES
Hotels:
  Owned, leased and consolidated joint venture hotels.......  $2,983    $1,550    $1,440
  Management and franchise fees.............................     234       174       165
  Unconsolidated joint ventures and other...................     116        38        41
Gaming......................................................   1,377     1,212     1,285
                                                              ------    ------    ------
                                                               4,710     2,974     2,931
                                                              ------    ------    ------
COSTS AND EXPENSES
Hotels:
  Owned, leased and consolidated joint venture hotels.......   2,030     1,116     1,059
  Other.....................................................     120        69        72
Gaming......................................................   1,103     1,019       994
Selling, general and administrative.........................      96        66        76
Restructuring and other special charges.....................     204       691        --
Depreciation and amortization...............................     556       281       261
                                                              ------    ------    ------
                                                               4,109     3,242     2,462
                                                              ------    ------    ------
                                                                 601      (268)      469
Interest expense, net of interest income of $26, $19 and
  $68.......................................................    (613)      (94)      (96)
Gain on sale of real estate and investments.................      55       432        42
Miscellaneous expense, net..................................      --      (172)       (9)
                                                              ------    ------    ------
                                                                  43      (102)      406
Income tax benefit (expense)................................     108      (159)     (173)
Minority equity.............................................     (10)       (9)       (7)
                                                              ------    ------    ------
Income (loss) from continuing operations....................     141      (270)      226
Discontinued operations:
  Net income (loss) from operations, net of taxes and
    minority interest.......................................      (8)       25        23
  Gain on sale of Educational Services, Inc. shares, net of
    taxes and minority interest of $103.....................     150        --        --
  Gain on disposition of World Directories, net of taxes of
    $558....................................................     972        --        --
Extraordinary item, net of taxes............................      --       (42)       --
Cumulative effect of accounting change, net of taxes........      --       (11)       --
                                                              ------    ------    ------
  Net income (loss).........................................  $1,255    $ (298)   $  249
                                                              ======    ======    ======
EARNINGS PER UNIT -- BASIC
Income (loss) from continuing operations....................  $ 0.68    $(2.14)   $ 1.81
Discontinued operations.....................................    6.02      0.20      0.18
Extraordinary item..........................................      --     (0.33)       --
Cumulative effect of accounting change......................      --     (0.09)       --
                                                              ------    ------    ------
  Net income (loss).........................................  $ 6.70    $(2.36)   $ 1.99
                                                              ======    ======    ======
EARNINGS PER UNIT -- DILUTED
Income (loss) from continuing operations....................  $ 0.67    $(2.14)   $ 1.78
Discontinued operations.....................................    5.96      0.20      0.18
Extraordinary item..........................................      --     (0.33)       --
Cumulative effect of accounting change......................      --     (0.09)       --
                                                              ------    ------    ------
  Net income (loss).........................................  $ 6.63    $(2.36)   $ 1.96
                                                              ======    ======    ======
Weighted average number of Units............................     185       126       125
                                                              ======    ======    ======
Weighted average number of Units assuming dilution..........     187       126       127
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

                         STARWOOD HOTELS & RESORTS AND
                   STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

            COMBINED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (IN MILLIONS)

                                                              YEAR ENDED DECEMBER 31,
                                                              -----------------------
                                                               1998     1997     1996
                                                              ------    -----    ----
Net income (loss)...........................................  $1,255    $(298)   $249

Other comprehensive income:
Foreign currency translation adjustments --
  Foreign currency translation arising during the period....     (18)    (133)     (2)
  Reclassification adjustment for losses included in net
     income (loss)..........................................      32       --      --
Unrealized gains (losses) on securities --
  Unrealized holding gains (losses) arising during the
     period.................................................       1      176     (62)
  Reclassification adjustment for gains included in net
     income (loss)..........................................      --     (114)     --
                                                              ------    -----    ----
                                                                  15      (71)    (64)
                                                              ------    -----    ----
Comprehensive income (loss).................................  $1,270    $(369)   $185
                                                              ======    =====    ====

The accompanying notes to financial statements are an integral part of the above statements.

                         STARWOOD HOTELS & RESORTS AND
                   STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

                   COMBINED CONSOLIDATED STATEMENTS OF EQUITY
                                 (IN MILLIONS)

                                                                                                                   CUMULATIVE
                                     FORWARD                                                                       TRANSLATION
                                     EQUITY                                                                            AND
                                    CONTRACTS      CLASS B EPS       CLASS A EPS        UNITS(1)      ADDITIONAL   MARKETABLE
                                   AND EQUITY    ---------------   ---------------   --------------    PAID-IN     SECURITIES
                                   PUT OPTIONS   SHARES   AMOUNT   SHARES   AMOUNT   UNITS   AMOUNT    CAPITAL     ADJUSTMENTS
                                   -----------   ------   ------   ------   ------   -----   ------   ----------   -----------
Balance at December 31, 1995.....     $  --        --      $ --      --      $--      127      $2      $ 2,942        $  --
  Net income.....................        --        --        --      --       --       --      --           --           --
  Stock option transactions......        --        --        --      --       --       --      --           10           --
  Common stock repurchases.......        --        --        --      --       --       (1)     --          (57)          --
  Foreign currency translation...        --        --        --      --       --       --      --           --           (2)
  Unrealized loss on securities,
    net..........................        --        --        --      --       --       --      --           --          (62)
                                      -----        --      ----      --      ---      ---      --      -------        -----
Balance at December 31, 1996.....        --        --        --      --       --      126       2        2,895          (64)
  Net loss.......................        --        --        --      --       --       --      --           --           --
  Stock option transactions......        --        --        --      --       --        1      --           39           --
  Foreign currency translation...        --        --        --      --       --       --      --           --         (133)
  Unrealized gain on securities,
    net..........................        --        --        --      --       --       --      --           --           62
                                      -----        --      ----      --      ---      ---      --      -------        -----
Balance at December 31, 1997.....        --        --        --      --       --      127       2        2,934         (135)
  Net income.....................        --        --        --      --       --       --      --           --           --
  ITT reverse purchase...........       125         5       212       6       --       57       2        4,022           --
  Cash dividend to ITT
    stockholders.................        --        --        --      --       --       --      --       (2,144)          --
  Stock option and restricted
    stock award transactions.....        --        --        --      --       --        1      --           31           --
  Unit repurchases...............        --        --        --      --       --      (10)     --         (371)          --
  Issuance of forward equity
    contracts....................       245        --        --      --       --        8      --           --           --
  Settlement of forward equity
    contracts....................      (370)       --        --      --       --      (10)     --           --           --
  Issuance of equity put
    options......................        32        --        --      --       --       --      --          (30)          --
  Conversion and cancellation of
    Class A EPS and Class B
    EPS..........................        --        (1)      (63)     (2)      --        3      --           50           --
  Change in minority interest....        --        --        --      --       --       --      --         (129)          --
  Foreign currency translation...        --        --        --      --       --       --      --           --           14
  Unrealized gain on securities,
    net..........................        --        --        --      --       --       --      --           --            1
  Dividends declared.............        --        --        --      --       --       --      --           --           --
                                      -----        --      ----      --      ---      ---      --      -------        -----
Balance at December 31, 1998.....     $  32         4      $149       4      $--      176      $4      $ 4,363        $(120)
                                      =====        ==      ====      ==      ===      ===      ==      =======        =====


                                     RETAINED
                                     EARNINGS
                                   (ACCUMULATED
                                     DEFICIT)
                                   ------------
Balance at December 31, 1995.....     $   (8)
  Net income.....................        249
  Stock option transactions......         --
  Common stock repurchases.......         --
  Foreign currency translation...         --
  Unrealized loss on securities,
    net..........................         --
                                      ------
Balance at December 31, 1996.....        241
  Net loss.......................       (298)
  Stock option transactions......         --
  Foreign currency translation...         --
  Unrealized gain on securities,
    net..........................         --
                                      ------
Balance at December 31, 1997.....        (57)
  Net income.....................      1,255
  ITT reverse purchase...........         --
  Cash dividend to ITT
    stockholders.................       (890)
  Stock option and restricted
    stock award transactions.....         --
  Unit repurchases...............         --
  Issuance of forward equity
    contracts....................         --
  Settlement of forward equity
    contracts....................         --
  Issuance of equity put
    options......................         --
  Conversion and cancellation of
    Class A EPS and Class B
    EPS..........................         --
  Change in minority interest....         --
  Foreign currency translation...         --
  Unrealized gain on securities,
    net..........................         --
  Dividends declared.............       (353)
                                      ------
Balance at December 31, 1998.....     $  (45)
                                      ======

---------------
(1) Represents common stock of ITT prior to the ITT Merger and the Corporation common stock and Trust shares of beneficial interest subsequent to the ITT Merger.

The accompanying notes to financial statements are an integral part of the above statements.

                         STARWOOD HOTELS & RESORTS AND
                   STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

                 COMBINED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN MILLIONS)

                                                                YEAR ENDED DECEMBER 31,
                                                              ---------------------------
                                                               1998       1997      1996
                                                              -------    -------    -----
OPERATING ACTIVITIES
Net income (loss)...........................................  $ 1,255    $  (298)   $ 249
Exclude:
Discontinued operations --
 Net (income) loss from operations..........................        8        (25)     (23)
 Gain on disposition of World Directories and Educational
   Services, Inc............................................   (1,122)        --       --
Extraordinary item..........................................       --         42       --
Cumulative effect of accounting change......................       --         11       --
                                                              -------    -------    -----
Income (loss) from continuing operations....................      141       (270)     226
Adjustments to income (loss) from continuing operations:
 Depreciation and amortization..............................      556        281      261
 Amortization of deferred loan costs........................       22         --       --
 Non-cash portion of restructuring and other special
   charges..................................................      140         --       --
 Provision for doubtful receivables.........................       52         65       39
 Minority equity in net income..............................       10          9        7
 Equity income, net of dividends received...................      (16)       (10)      (6)
 Gain on sale of real estate and investments -- pretax......      (55)      (432)     (42)
Changes in working capital:
 Accounts receivable........................................      (61)      (102)    (102)
 Inventories................................................       (4)        (8)     (11)
 Accounts payable...........................................       25         (5)     (33)
 Accrued expenses...........................................     (596)       630        6
Accrued and deferred income taxes...........................       11        (65)      41
Other, net..................................................       (1)       (20)      34
                                                              -------    -------    -----
 Cash from continuing operations............................      224         73      420
 Cash used for discontinued operations......................       --         (9)     (12)
                                                              -------    -------    -----
 Cash from operating activities.............................      224         64      408
                                                              -------    -------    -----
INVESTING ACTIVITIES
Additions to plant, property and equipment..................     (832)    (1,003)    (528)
Proceeds from sale of real estate and investments...........    2,854      1,641      282
Collection of notes receivable..............................      156        217       81
Acquisitions, net of acquired cash..........................      (60)      (287)    (364)
Employee benefit trust......................................      143       (166)      --
Other, net..................................................     (346)       (41)     (66)
                                                              -------    -------    -----
 Cash from (used for) investing activities..................    1,915        361     (595)
                                                              -------    -------    -----
FINANCING ACTIVITIES
Short-term debt, net........................................      487       (153)      77
Long-term debt issued.......................................    4,154        145      454
Long-term debt issued by discontinued operations............       --        546       --
Long-term debt repaid.......................................   (2,790)      (995)    (303)
Settlement of forward equity contracts......................     (125)        --       --
Cancellation of Class B EPS.................................      (13)        --       --
Stock option exercises......................................       15         --       --
Dividends paid..............................................   (3,357)        --       --
Unit repurchases............................................     (371)        --       --
Other, net..................................................      (50)        31       22
                                                              -------    -------    -----
 Cash from (used for) financing activities..................   (2,050)      (426)     250
                                                              -------    -------    -----
Exchange rate effect on cash and cash equivalents...........       --         (3)       1
                                                              -------    -------    -----
Increase (decrease) in cash and cash equivalents............       89         (4)      64
Cash and cash equivalents -- beginning of period............      201        205      141
                                                              -------    -------    -----
Cash and cash equivalents -- end of period..................  $   290    $   201    $ 205
                                                              =======    =======    =====
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
 Interest...................................................  $   619    $    73    $ 105
                                                              =======    =======    =====
 Income taxes, net of refunds...............................  $    68    $   183    $ 108
                                                              =======    =======    =====

The accompanying notes to financial statements are an integral part of the above statements.

                           STARWOOD HOTELS & RESORTS

                           CONSOLIDATED BALANCE SHEET
                               DECEMBER 31, 1998
                        (IN MILLIONS, EXCEPT SHARE DATA)

                                ASSETS
Current assets:
  Cash and cash equivalents.................................    $   12
  Accounts receivable.......................................        24
  Receivable, Corporation...................................        42
  Prepaid expenses and other................................         3
                                                                ------
          Total current assets..............................        81
Investments, Corporation....................................     1,057
Investments.................................................        86
Plant, property and equipment, net..........................     4,411
Long-term receivables, net, Corporation.....................     2,583
Goodwill and intangible assets, net.........................       258
Other assets................................................       152
Net assets held for sale....................................        18
                                                                ------
                                                                $8,646
                                                                ======
                 LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................    $    6
  Accrued expenses..........................................        68
  Short-term borrowings and current maturities of long-term
     debt...................................................         1
                                                                ------
          Total current liabilities.........................        75
Long-term debt..............................................       737
Minority interest...........................................       435
                                                                ------
                                                                 1,247
                                                                ------
Equity put options and forward equity contracts.............        23
                                                                ------
Class B exchangeable preferred shares, at redemption
  value.....................................................       149
                                                                ------
Commitments and contingencies
Stockholders' equity:
  Class A exchangeable preferred shares.....................        --
  Trust common shares of beneficial interest; $0.01 par
     value; authorized 1,200,000,000 shares; outstanding
     175,574,135 shares.....................................         2
  Additional paid-in capital................................     7,178
  Retained earnings.........................................        47
                                                                ------
          Total stockholders' equity........................     7,227
                                                                ------
                                                                $8,646
                                                                ======

The accompanying notes to financial statements are an integral part of the above statement.

                           STARWOOD HOTELS & RESORTS

                      CONSOLIDATED STATEMENT OF OPERATIONS
                      (IN MILLIONS, EXCEPT PER UNIT DATA)

                                                                    PERIOD FROM
                                                                 FEBRUARY 23, 1998
                                                                TO DECEMBER 31, 1998
                                                                --------------------
REVENUES
Hotels:
  Owned, leased and consolidated joint venture hotels.......           $   1
  Unconsolidated joint ventures and other...................               9
Rent and interest, Corporation..............................             590
                                                                       -----
                                                                         600
                                                                       -----
COSTS AND EXPENSES
Selling, general and administrative.........................              22
Depreciation and amortization...............................             131
                                                                       -----
                                                                         153
                                                                       -----
                                                                         447
Interest expense, net of interest income of $6..............             (24)
Income tax expense..........................................              (1)
Minority equity.............................................             (27)
                                                                       -----
  Net income................................................           $ 395
                                                                       =====
Basic net income per Unit...................................           $2.05
                                                                       =====
Diluted net income per Unit.................................           $2.04
                                                                       =====
Weighted average number of Units............................             185
                                                                       =====
Weighted average number of Units assuming dilution..........             194
                                                                       =====

The accompanying notes to financial statements are an integral part of the above statement.

                           STARWOOD HOTELS & RESORTS

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN MILLIONS)

                                                                    PERIOD FROM
                                                                 FEBRUARY 23, 1998
                                                                TO DECEMBER 31, 1998
                                                                --------------------
OPERATING ACTIVITIES
Net income..................................................           $ 395
Adjustments to net income:
  Depreciation and amortization.............................             131
  Minority equity in net income.............................              27
  Equity income, net of dividends received..................               2
Changes in working capital:
  Accounts receivable.......................................              (8)
  Accounts payable..........................................               1
  Accrued expenses..........................................             (17)
Other, net..................................................              72
                                                                       -----
  Cash from operating activities............................             603
                                                                       -----
INVESTING ACTIVITIES
Additions to plant, property and equipment..................            (177)
Proceeds from sale of real estate and investments...........             282
Acquisitions, net of acquired cash..........................             (13)
Notes receivable, Corporation...............................             488
Other, net..................................................            (325)
                                                                       -----
  Cash from investing activities............................             255
                                                                       -----
FINANCING ACTIVITIES
Short-term debt, net........................................               1
Long-term debt issued.......................................             319
Long-term debt repaid.......................................            (546)
Settlement of forward equity contracts......................             (88)
Cancellation of Class B EPS.................................             (13)
Stock option exercises......................................              11
Dividends paid..............................................            (278)
Unit repurchases............................................            (260)
Other, net..................................................               8
                                                                       -----
  Cash used for financing activities........................            (846)
                                                                       -----
Increase in cash and cash equivalents.......................              12
Cash and cash equivalents -- beginning of period............              --
                                                                       -----
Cash and cash equivalents -- end of period..................           $  12
                                                                       =====
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
  Interest..................................................           $  21
                                                                       =====
  Income taxes..............................................           $   1
                                                                       =====

The accompanying notes to financial statements are an integral part of the above statement.

                   STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

                          CONSOLIDATED BALANCE SHEETS
                        (IN MILLIONS, EXCEPT SHARE DATA)

                                                                DECEMBER 31,
                                                              -----------------
                                                               1998       1997
                                                              -------    ------
                                    ASSETS
Current assets:
  Cash and cash equivalents.................................  $   278    $  201
  Accounts receivable, net of allowance for doubtful
     accounts of $74 and $112...............................      583       424
  Inventories...............................................       73        63
  Prepaid expenses and other................................      104       105
                                                              -------    ------
          Total current assets..............................    1,038       793
Investments, Trust..........................................       77        --
Investments.................................................      298       368
Plant, property and equipment, net..........................    5,439     4,832
Goodwill and intangible assets, net.........................    3,440     1,257
Other assets................................................      495       731
Net assets held for sale....................................      391       471
Net assets of discontinued operations.......................       36        73
                                                              -------    ------
                                                              $11,214    $8,525
                                                              =======    ======

                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Accounts payable..........................................  $   278    $  273
  Accrued expenses..........................................      821     1,078
  Short-term borrowings and current maturities of long-term
     debt...................................................      693       898
  Short-term borrowings and current maturities of long-term
     debt, Trust............................................       42        --
  Other current liabilities.................................      207       161
                                                              -------    ------
          Total current liabilities.........................    2,041     2,410
Long-term debt..............................................    7,374     1,070
Long-term debt, net, Trust..................................    2,583        --
Deferred income taxes.......................................      609        97
Other liabilities...........................................      415       423
Net liabilities of discontinued operations..................       --     1,600
Minority interest...........................................    1,208       181
                                                              -------    ------
                                                               14,230     5,781
                                                              -------    ------
Equity put options..........................................        9        --
                                                              -------    ------
Commitments and contingencies
Stockholders' equity (deficit):
  Corporation common stock; $0.01 par value; authorized
     1,050,000,000 shares; outstanding 175,574,135 shares...        2         1
  Additional paid-in capital................................   (2,815)    2,935
  Cumulative translation and marketable securities
     adjustments............................................     (120)     (135)
  Accumulated deficit.......................................      (92)      (57)
                                                              -------    ------
          Total stockholders' equity (deficit)..............   (3,025)    2,744
                                                              -------    ------
                                                              $11,214    $8,525
                                                              =======    ======

The accompanying notes to financial statements are an integral part of the above statements.

                   STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN MILLIONS, EXCEPT PER UNIT DATA)

                                                               YEAR ENDED DECEMBER 31,
                                                              --------------------------
                                                               1998      1997      1996
                                                              ------    ------    ------
REVENUES
Hotels:
  Owned, leased and consolidated joint venture hotels.......  $2,982    $1,550    $1,440
  Management and franchise fees.............................     234       174       165
  Unconsolidated joint ventures and other...................     107        38        41
Gaming......................................................   1,377     1,212     1,285
                                                              ------    ------    ------
                                                               4,700     2,974     2,931
                                                              ------    ------    ------
COSTS AND EXPENSES
Hotels:
  Owned, leased and consolidated joint venture hotels.......   2,030     1,116     1,059
  Rent and interest, Trust..................................     590        --        --
  Other.....................................................     120        69        72
Gaming......................................................   1,103     1,019       994
Selling, general and administrative.........................      74        66        76
Restructuring and other special charges.....................     204       691        --
Depreciation and amortization...............................     425       281       261
                                                              ------    ------    ------
                                                               4,546     3,242     2,462
                                                              ------    ------    ------
                                                                 154      (268)      469
Interest expense, net of interest income of $20, $19 and
  $68.......................................................    (589)      (94)      (96)
Gain on sale of real estate and investments.................      55       432        42
Miscellaneous expense, net..................................      --      (172)       (9)
                                                              ------    ------    ------
                                                                (380)     (102)      406
Income tax benefit (expense)................................     109      (159)     (173)
Minority equity.............................................      17        (9)       (7)
                                                              ------    ------    ------
Income (loss) from continuing operations....................    (254)     (270)      226
Discontinued operations:
  Net income (loss) from operations, net of taxes and
     minority interest......................................      (8)       25        23
  Gain on sale of Educational Services, Inc. shares, net of
     taxes and minority interest of $103....................     150        --        --
  Gain on disposition of World Directories, net of taxes of
     $558...................................................     972        --        --
Extraordinary item, net of taxes............................      --       (42)       --
Cumulative effect of accounting change, net of taxes........      --       (11)       --
                                                              ------    ------    ------
  Net income (loss).........................................  $  860    $ (298)   $  249
                                                              ======    ======    ======
EARNINGS PER UNIT -- BASIC
Income (loss) from continuing operations....................  $(1.37)   $(2.14)   $ 1.81
Discontinued operations.....................................    6.02      0.20      0.18
Extraordinary item..........................................      --     (0.33)       --
Cumulative effect of accounting change......................      --     (0.09)       --
                                                              ------    ------    ------
  Net income (loss).........................................  $ 4.65    $(2.36)   $ 1.99
                                                              ======    ======    ======
EARNINGS PER UNIT -- DILUTED
Income (loss) from continuing operations....................  $(1.37)   $(2.14)   $ 1.78
Discontinued operations.....................................    6.02      0.20      0.18
Extraordinary item..........................................      --     (0.33)       --
Cumulative effect of accounting change......................      --     (0.09)       --
                                                              ------    ------    ------
  Net income (loss).........................................  $ 4.65    $(2.36)   $ 1.96
                                                              ======    ======    ======
Weighted average number of Units............................     185       126       125
                                                              ======    ======    ======
Weighted average number of Units assuming dilution..........     185       126       127
                                                              ======    ======    ======

The accompanying notes to financial statements are an integral part of the above statements.

                   STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (IN MILLIONS)

                                                              YEAR ENDED DECEMBER 31,
                                                              ------------------------
                                                              1998      1997     1996
                                                              -----    ------    -----
Net income (loss)...........................................  $860     $(298)    $249

Other comprehensive income:
Foreign currency translation adjustments --
  Foreign currency translation arising during the period....   (18)     (133)      (2)
  Reclassification adjustment for losses included in net
     income (loss)..........................................    32        --       --
Unrealized gains (losses) on securities --
  Unrealized holding gains (losses) arising during the
     period.................................................     1       176      (62)
  Reclassification adjustment for gains included in net
     income (loss)..........................................    --      (114)      --
                                                              ----     -----     ----
                                                                15       (71)     (64)
                                                              ----     -----     ----
Comprehensive income (loss).................................  $875     $(369)    $185
                                                              ====     =====     ====

The accompanying notes to financial statements are an integral part of the above statements.

                   STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN MILLIONS)

                                                                YEAR ENDED DECEMBER 31,
                                                              ---------------------------
                                                               1998       1997      1996
                                                              -------    -------    -----
OPERATING ACTIVITIES
Net income (loss)...........................................  $   860    $  (298)   $ 249
Exclude:
Discontinued operations --
 Net (income) loss from operations..........................        8        (25)     (23)
 Gain on disposition of World Directories and Educational
   Services, Inc............................................   (1,122)        --       --
Extraordinary item..........................................       --         42       --
Cumulative effect of accounting change......................       --         11       --
                                                              -------    -------    -----
Income (loss) from continuing operations....................     (254)      (270)     226
Adjustments to income (loss) from continuing operations:
 Depreciation and amortization..............................      425        281      261
 Amortization of deferred loan costs........................       22         --       --
 Non-cash portion of restructuring and other special
   charges..................................................      140         --       --
 Provision for doubtful receivables.........................       52         65       39
 Minority equity in net income..............................      (17)         9        7
 Equity income, net of dividends received...................      (18)       (10)      (6)
 Gain on sale of real estate and investments -- pretax......      (55)      (432)     (42)
Changes in working capital:
 Accounts receivable........................................      (53)      (102)    (102)
 Inventories................................................       (4)        (8)     (11)
 Accounts payable...........................................       24         (5)     (33)
 Accrued expenses...........................................     (593)       630        6
Accrued and deferred income taxes...........................       25        (65)      41
Other, net..................................................      (73)       (20)      34
                                                              -------    -------    -----
 Cash from continuing operations............................     (379)        73      420
 Cash used for discontinued operations......................       --         (9)     (12)
                                                              -------    -------    -----
 Cash from (used for) operating activities..................     (379)        64      408
                                                              -------    -------    -----
INVESTING ACTIVITIES
Additions to plant, property and equipment..................     (655)    (1,003)    (528)
Proceeds from sale of real estate and investments...........    2,572      1,641      282
Collection of note receivable...............................      156        217       81
Acquisitions, net of acquired cash..........................      (47)      (287)    (364)
Employee benefit trust......................................      143       (166)      --
Notes payable, Trust........................................     (488)        --       --
Other, net..................................................      (21)       (41)     (66)
                                                              -------    -------    -----
 Cash from (used for) investing activities..................    1,660        361     (595)
                                                              -------    -------    -----
FINANCING ACTIVITIES
Short-term debt, net........................................      486       (153)      77
Long-term debt issued.......................................    3,835        145      454
Long-term debt issued by discontinued operations............       --        546       --
Long-term debt repaid.......................................   (2,244)      (995)    (303)
Settlement of forward equity contracts......................      (37)        --       --
Stock option exercises......................................        4         --       --
Dividends paid..............................................   (3,079)        --       --
Unit repurchases............................................     (111)        --       --
Other, net..................................................      (58)        31       22
                                                              -------    -------    -----
 Cash from (used for) financing activities..................   (1,204)      (426)     250
                                                              -------    -------    -----
Exchange rate effect on cash and cash equivalents...........       --         (3)       1
                                                              -------    -------    -----
Increase (decrease) in cash and cash equivalents............       77         (4)      64
Cash and cash equivalents -- beginning of period............      201        205      141
                                                              -------    -------    -----
Cash and cash equivalents -- end of period..................  $   278    $   201    $ 205
                                                              =======    =======    =====
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
 Interest...................................................  $   598    $    73    $ 105
                                                              =======    =======    =====
 Income taxes, net of refunds...............................  $    67    $   183    $ 108
                                                              =======    =======    =====

The accompanying notes to financial statements are an integral part of the above statements.

                         STARWOOD HOTELS & RESORTS AND
                   STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

                         NOTES TO FINANCIAL STATEMENTS

NOTE 1.  BASIS OF PRESENTATION

     The accompanying balance sheets as of December 31, 1998 include the accounts of Starwood Hotels & Resorts and its subsidiaries (the "Trust") and Starwood Hotels & Resorts Worldwide, Inc. and its subsidiaries (the "Corporation" and, together with the Trust, "Starwood Hotels" or the "Company"), inclusive of ITT Corporation and its subsidiaries ("ITT") (see Note 3). Because the Company's acquisition of ITT (the "ITT Merger") was treated as a reverse purchase for financial accounting purposes, the statements of operations, comprehensive income, equity and cash flows for the year ended December 31, 1998 include the accounts of the Trust and the Corporation for the period from the closing of the ITT Merger on February 23, 1998 through December 31, 1998 and the accounts of ITT for the year ended December 31, 1998. Additionally, the balance sheet as of December 31, 1997 and the statements of operations, comprehensive income, equity and cash flows for the years ended December 31, 1997 and 1996 represent the results of ITT.

     The Trust was formed in 1969 and elected to be taxed as a real estate investment trust ("REIT") under the Internal Revenue Code (the "Code"). In 1980, the Trust formed the Corporation and made a distribution to the Trust's shareholders of one share of common stock, par value $0.01 per share, of the Corporation (a "Corporation Share") for each common share of beneficial interest, par value $0.01 per share, of the Trust (a "Trust Share"). Until January 6, 1999, the Trust Shares and Corporation Shares were paired on a one-for-one basis and, pursuant to an agreement between the Trust and the Corporation, could be held or transferred only in units ("Paired Shares") consisting of one Trust Share and one Corporation Share.

     At December 31, 1998, Starwood Hotels was a "paired share REIT" under the grandfathering provisions of the Code. During 1998, Congress enacted tax legislation that has the effect of eliminating this grandfathering for certain interests in real property acquired after March 26, 1998. With respect to certain interests in real property acquired after March 26, 1998, this new legislation treats "grandfathered paired share REITs" as one entity for REIT qualification purposes. In response to this legislation, the Company proposed a restructuring of the Trust and the Corporation (the "Restructuring") which was approved by the Company's shareholders on January 6, 1999. As a result of the Restructuring, the Company is no longer a "grandfathered paired share REIT." In addition, the Trust became a subsidiary of the Corporation, which holds all outstanding shares of the new Class A shares of beneficial interest in the Trust. Each outstanding Trust Share was converted into one share of the new non-voting Class B Shares of beneficial interest in the Trust (a "Class B Share"). The Class B Shares and the Corporation Shares are attached on a one-for-one basis, and pursuant to an agreement between the Trust and the Corporation, may be transferred only in units ("Units") consisting of one Class B Share and one Corporation Share. The Restructuring will be accounted for as a reorganization of two companies under common control. As such, there was no revaluation of the assets and liabilities of the combining companies. The Company expects to take a one-time charge during the first quarter of 1999, primarily related to a deferred tax liability that will result from the Restructuring.

     The Company is one of the largest hotel and gaming companies in the world and the Trust is one of the largest REITs in the United States. The Company's principal lines of business are hotels and gaming. The hotel segment is comprised of a worldwide hospitality network of approximately 690 full-service hotels primarily serving three markets: luxury, upscale and mid-price. The Company's hotel operations are represented on every continent and in nearly every major world market. The Company's gaming operations are located in several key domestic jurisdictions. The Company also operates various hotel/casino ventures outside the United States.

     Unless otherwise stated herein, all information with respect to Units refers to Units since January 6, 1999 and to Paired Shares for periods before January 6, 1999.

     The Corporation, through its subsidiaries, is the general partner of, and holds an aggregate 81.2% partnership interest in, SLC Operating Limited Partnership (the "Operating Partnership") as of Decem-

                         STARWOOD HOTELS & RESORTS AND
                   STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

ber 31, 1998. The Trust, through its subsidiaries, is the general partner of, and owns an aggregate 92.3% partnership interest in, SLT Realty Limited Partnership (the "Realty Partnership" and, together with the Operating Partnership, the "Partnerships") as of December 31, 1998. The Realty Partnership principally owns, directly or indirectly, fee, ground lease and mortgage loan interests in hotel properties. The Operating Partnership, directly or indirectly, principally leases hotel properties from the Realty Partnership and also owns fee interests in other hotel properties and manages hotels for third parties.

NOTE 2.  SIGNIFICANT ACCOUNTING POLICIES

     CASH AND CASH EQUIVALENTS. The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

     INVENTORIES. Inventories, comprised principally of hotel and gaming operating supplies, are generally valued at the lower of cost (first-in, first-out) or market and potential losses from obsolete and slow-moving inventories are provided for in the current period.

     INVESTMENTS. Investments in partnerships and joint ventures are accounted for using the equity method of accounting when the Company has a 20% to 50% ownership interest or exercises control over the venture. If the Company's interest exceeds 50% and the Company exercises control over the venture, the results of the partnership or joint venture are consolidated herein. All other investments are generally accounted for under the cost method.

     Under the equity method of accounting, profits and losses are allocated in accordance with the partnership or joint venture agreements. The Company's share of income or losses before interest expense, depreciation expense and extraordinary items is included in other hotel revenues in the accompanying combined consolidated statements of operations. The Company's proportionate share of interest expense and depreciation and amortization expense of such joint ventures is included in interest expense and depreciation and amortization expense, respectively, in the accompanying combined consolidated statements of operations.

     PLANT, PROPERTY AND EQUIPMENT. Plant, property and equipment, including capitalized interest of $26 million, $35 million and $13 million in 1998, 1997 and 1996, respectively, applicable to major project expenditures, are recorded at cost. Depreciation is provided on a straight-line basis over the estimated useful economic lives of 15 to 40 years for buildings and improvements, 5 to 10 years for furniture, fixtures and equipment, and the lesser of the leasehold term or 40 years for leasehold improvements. Gains or losses on the sale or retirement of assets are included in income when the assets are sold provided there is reasonable assurance of the collectibility of the sales price and any future activities to be performed by the Company relating to the hotel assets sold are insignificant.

     The Company evaluates the carrying value of each of the Company's hotel and gaming assets for impairment. For assets not held for sale, the expected undiscounted future cash flows of the assets are compared to the net book value of the assets. If the expected undiscounted future cash flows are less than the net book value of the assets, the excess of the net book value over the estimated fair value is charged to current earnings. When assets are identified by management as held for sale, the Company discontinues depreciating the assets and estimates the fair value of such assets. If, in management's opinion, the fair value of the hotel or gaming assets which have been identified for sale is less than the net book value of the assets, a loss reserve is established. Fair value is determined based upon discounted cash flows of the hotel or gaming assets at rates deemed reasonable for the type of property and prevailing market conditions, appraisals and, if appropriate, current estimated net sales proceeds from pending offers.

     LONG-TERM RECEIVABLES. Long-term receivables consist primarily of secured loans to owners of managed hotels and unconsolidated joint ventures and are included in other assets in the accompanying combined consolidated balance sheets. For adjustable rate loans, fair value approximates carrying value due to the

                         STARWOOD HOTELS & RESORTS AND
                   STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

variable nature of the interest rates. For fixed rate loans, fair value is determined based upon discounted cash flows from the note at rates deemed reasonable for the type of note and prevailing market conditions, appraisals, and if appropriate, current estimated net sales proceeds from pending offers to buy the underlying properties. The carrying value approximates fair value due to the interest rates being in line with market rates.

     Management considers a loan to be impaired when it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan. When a loan is considered to be impaired, the amount of the impairment is measured based on the present value of expected future cash flows discounted at the note's effective interest rate. Impairment losses are charged to expense. Generally, cash receipts are first applied to reduce accrued and unpaid interest and then to reduce principal.

     GOODWILL AND INTANGIBLE ASSETS. Goodwill and intangible assets arose in connection with acquisitions and management contracts, respectively, and are amortized using the straight-line method over 8 to 40 years. Accumulated amortization was $193 million and $100 million at December 31, 1998 and 1997, respectively. The Company continually reviews the carrying value of goodwill and intangible assets to assess recoverability from future operations using undiscounted cash flows. Impairments would be recognized in operating results if a permanent diminution in value is deemed to have occurred.

     DERIVATIVE FINANCIAL INSTRUMENTS. The Company enters into interest rate swap agreements to manage interest rate exposure. The differential to be paid or received under these agreements is accrued consistent with the terms of the agreements and is recognized in interest expense over the term of the related debt using a method that approximates the effective interest method (the accrual accounting method). The related amounts payable to or receivable from counterparties are included in other liabilities or assets. The fair value of the swap agreements and changes in the fair value as a result of changes in market interest rates are not recognized in the financial statements.

     The Company enters into foreign currency forward contracts and foreign currency swaps as a means of hedging exposure to foreign currency fluctuations. Foreign currency forward contracts and foreign currency swaps are accounted for in accordance with Statement of Financial Accounting Standards ("SFAS") No. 52, Foreign Currency Translation. Changes in the value of the derivative instruments designated as hedges of foreign currency denominated assets and liabilities are classified in the same manner as the classification of the changes in the underlying assets and liabilities.

     The Company does not enter into these derivative financial instruments for speculative purposes and closely monitors the financial stability and credit standing of its counterparties. When a derivative financial instrument is deemed to no longer effectively correlate with its underlying assets or liabilities, it is the Company's policy to mark to market these derivatives.

     FOREIGN CURRENCY TRANSLATION. Balance sheet accounts are translated at the exchange rates in effect at each year end and income and expense accounts are translated at the average rates of exchange prevailing during the year. The national currencies of foreign operations are generally the functional currencies. Gains and losses from foreign currency translation and the effect of exchange rate changes on intercompany transactions of a long-term investment nature are generally included as a separate component of stockholders' equity in accordance with SFAS No. 52. Gains and losses from foreign currency transactions are reported currently in costs and expenses and were insignificant for all periods presented.

     INCOME TAX. The Trust has elected to be treated as a REIT under the provisions of the Code beginning with the 1995 calendar year. As a result, the Trust will not be subject to federal income tax on its taxable income at corporate rates provided it distributes annually 100% of its taxable income to its shareholders and complies with certain other requirements.

                         STARWOOD HOTELS & RESORTS AND
                   STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

     For the Corporation, under the asset and liability method of accounting for income taxes, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets, including net operating loss carryforwards, and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period when the new rate is enacted.

     EARNINGS PER UNIT. The following is a reconciliation of basic earnings per Unit to diluted earnings per Unit for income (loss) from continuing operations (in millions, except per Unit data):

                                                              YEAR ENDED DECEMBER 31,
                             -----------------------------------------------------------------------------------------
                                        1998                           1997                           1996
                             ---------------------------    ---------------------------    ---------------------------
                             EARNINGS   UNITS   PER UNIT    EARNINGS   UNITS   PER UNIT    EARNINGS   UNITS   PER UNIT
                             --------   -----   --------    --------   -----   --------    --------   -----   --------
Income (loss) from
  continuing operations....    $141                          $(270)                          $226
Dividends on Class A and
  Class B EPS..............     (16)                            --                             --
                               ----                          -----                           ----
Basic earnings (loss)......    $125      185     $0.68       $(270)     126     $(2.14)      $226      125     $1.81
                               ====              =====       =====              ======       ====              =====
Effect of dilutive
  securities:
  Unit options.............                2                             --                              2
                                         ---                            ---                            ---
Diluted earnings (loss)....    $125      187     $0.67       $(270)     126     $(2.14)      $226      127     $1.78
                               ====      ===     =====       =====      ===     ======       ====      ===     =====

     Earnings per Unit for the years ended December 31, 1997 and 1996, as previously reported by ITT, has been restated to give effect to the reverse purchase accounting for the ITT Merger and to conform to the presentation required by SFAS No. 128, Earnings Per Share.

     Class A and Class B Exchangeable Preferred Shares ("EPS") of the Trust, equity put options and forward equity contract security settlements were not included in the computation of diluted earnings per Unit for the year ended December 31, 1998 as the effects were anti-dilutive. There were no Class A EPS and Class B EPS, equity put options or forward equity contract security settlements outstanding in 1997.

     REVENUE RECOGNITION. Generally, revenues are recognized when the services have been rendered. The following is a description of the composition of revenues for each of the Company's business segments:

     Hotels. Owned hotel revenues represent revenue derived primarily from the rental of rooms and food and beverage sales. Services are deemed to be rendered at the date upon which a guest occupies a room and/or utilizes the hotel's services. Ongoing credit evaluations are performed and potential credit losses are expensed at the time the account receivable is estimated to be uncollectible.

     Emerging Issues Task Force ("EITF") 97-2, Application of SFAS No. 94 and Accounting Principles Board ("APB") Opinion No. 16 to Physician Practice Management Entities and Certain Other Entities with Contractual Management Arrangements, addresses the circumstances in which a management entity may include the revenues and expenses of a managed entity in its financial statements. As a result of EITF 97-2, the Company changed its accounting policy for its managed hotels beginning in the fourth quarter of 1998. As such, revenues and expenses of non-owned managed hotels are no longer included in the Company's financial statements, and the results for all periods presented herein reflect this change in accounting policy. Management fees earned by the Company for the hotels are included in management and franchise fees in the accompanying combined consolidated financial statements. Management and franchise fees are generally based on a percentage of hotel room revenues. Application of EITF 97-2 for the years ended December 31, 1998, 1997 and 1996 reduced each of revenues and operating expenses by approximately $4.2 billion, $2.8

                         STARWOOD HOTELS & RESORTS AND
                   STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

billion and $2.8 billion, respectively. There was no impact on operating income, net income, working capital, earnings per Unit or stockholders' equity as a result of this change in accounting policy.

     Gaming. Gaming revenues represent the net win from gaming wins and losses as well as rooms, food, beverage and other revenues. Revenues exclude the retail value of rooms, food, beverage, entertainment and other promotional allowances provided on a complimentary basis to customers. The estimated retail value of these promotional allowances was $197 million, $157 million and $161 million for the years ended December 31, 1998, 1997 and 1996, respectively. The estimated cost of such promotional allowances was $138 million, $100 million and $111 million for the years ended December 31, 1998, 1997 and 1996, respectively, and has been included in costs and expenses in the accompanying combined consolidated statements of operations.

     Revenues and costs and expenses of the gaming operations, excluding King 8 Hotel & Casino, which was sold in June 1998, are comprised of the following for the years ended December 31, 1998, 1997 and 1996 (in millions):

                                                          YEAR ENDED DECEMBER 31,
                                     ------------------------------------------------------------------
                                             1998                   1997                   1996
                                     --------------------   --------------------   --------------------
                                                COSTS AND              COSTS AND              COSTS AND
                                     REVENUES   EXPENSES    REVENUES   EXPENSES    REVENUES   EXPENSES
                                     --------   ---------   --------   ---------   --------   ---------
Casino.............................   $1,001     $  584      $  953     $  592      $1,032     $  592
Rooms..............................      127         43          71         25          70         25
Food and beverage..................      115        102          77         71          79         71
Other operations...................      130         61         111         61         104         57
Selling, general and
  administrative...................       --        229          --        183          --        213
Restructuring and other special
  charges..........................       --         --          --          6          --         --
Preopening costs...................       --         41          --         28          --          2
Depreciation and amortization......       --        158          --         83          --         80
Provision for doubtful accounts....       --         39          --         59          --         34
                                      ------     ------      ------     ------      ------     ------
          Total....................   $1,373     $1,257      $1,212     $1,108      $1,285     $1,074
                                      ======     ======      ======     ======      ======     ======

     COMPREHENSIVE INCOME. SFAS No. 130, Reporting Comprehensive Income, requires a separate statement to report the components of comprehensive income for each period reported. Items to be included in comprehensive income include foreign currency translation adjustments, unrealized gains and losses on certain investments in debt and equity securities and minimum pension liability adjustments. The Company adopted SFAS No. 130 on January 1, 1998 and, as such, has included the required statements of comprehensive income in the accompanying financial statements for the Company and the Corporation.

     USE OF ESTIMATES. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     RECLASSIFICATIONS. Certain reclassifications have been made to the prior year financial statements to conform to the current year presentation.

     IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS. In June 1998, SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, was issued. This statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments

                         STARWOOD HOTELS & RESORTS AND
                   STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement requires that changes in the fair value of the derivative be recognized currently in earnings unless specific hedge accounting criteria are met. If specific hedge accounting criteria are met, changes in the fair value of derivatives will either be offset against the change in the fair value of the hedged assets, liabilities, or firm commitments through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. SFAS No. 133 is effective for fiscal years beginning after June 15, 1999. The Company expects to adopt SFAS No. 133 effective January 1, 2000. Management has not yet quantified the impact of adopting SFAS No. 133 on the Company's financial statements.

NOTE 3.  ACQUISITIONS

     ACQUISITION OF ITT. On February 23, 1998, pursuant to an Amended and Restated Agreement and Plan of Merger, dated as of November 12, 1997 (the "ITT Merger Agreement"), among the Corporation, Chess Acquisition Corp. ("Merger Sub"), the Trust and ITT, the Company acquired ITT.

     Pursuant to the terms of the ITT Merger Agreement, Merger Sub, a newly formed Nevada corporation, was merged with and into ITT, whereupon the separate corporate existence of Merger Sub ceased and ITT continued as the surviving corporation. As a result of the ITT Merger, ITT was owned jointly by the Trust and the Corporation. Immediately after the effective time of the ITT Merger, the Corporation purchased all of the common stock, no par value, of ITT ("ITT Common Stock") owned by the Trust for a combination of cash and notes. After such purchase, ITT became a wholly owned subsidiary of the Corporation.

     Under the terms of the ITT Merger Agreement, each outstanding share of ITT Common Stock, together with the associated right to purchase shares of Series A Participating Cumulative Preferred Stock of ITT (the rights and, together with the ITT Common Stock, "ITT Shares"), other than those that were converted into cash pursuant to a cash election by the holder (and other than ITT Shares owned directly or indirectly by ITT or Starwood Hotels, which shares were canceled), was converted into 1.543 Units. Pursuant to cash election procedures, approximately 35 million ITT Shares, representing approximately 30% of the outstanding ITT Shares, were converted into $85 in cash per share. In addition, each ITT Share was converted into additional cash consideration in the amount of $0.37493151, which amount represents the interest that would have accrued (without compounding) on $85 at an annual rate of 7% during the period from and including January 31, 1998 to but excluding the date of the closing of the ITT Merger (February 23, 1998). The aggregate value of the ITT acquisition in cash, Units and assumed debt was approximately $14.6 billion.

     The Company accounted for the ITT Merger as a reverse purchase in accordance with APB Opinion No. 16. Purchase accounting for a combination is similar to the accounting treatment used in the acquisition of any asset group. Although the Trust and the Corporation issued Units to ITT stockholders and survived the ITT Merger, the Trust and the Corporation are considered the acquired companies for accounting purposes since the prior ITT stockholders held a majority of the outstanding Units immediately after the ITT Merger was consummated. The fair market value of the Units outstanding and available upon conversion of the Partnership units held by Starwood Hotels' stockholders prior to the ITT Merger and the Partnerships' unit holders, respectively (using the stock price of $54.31 per Unit, based on the average of the high and low prices per Unit of Starwood Hotels as reported on the New York Stock Exchange (the "NYSE") on November 12, 1997), is used as the valuation basis for the combination. The fair market value of the Units outstanding on February 23, 1998 (the ITT Merger closing date) immediately prior to giving effect to the ITT Merger in excess of the net book value of the assets and liabilities of Starwood Hotels has been allocated to plant, property and equipment and goodwill. The goodwill is being amortized over a 40-year period. The Company has completed a valuation of the assets acquired and liabilities assumed and has allocated the excess of fair market value of the assets and liabilities based on that valuation. The calculation of the excess of the fair

                         STARWOOD HOTELS & RESORTS AND
                   STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

market value of the Units over the book value of the Company's assets and liabilities at February 23, 1998 is as follows (in millions):

Total Units and Partnership units outstanding prior to the
  ITT Merger................................................       80
Fair market value of the Company's Units using the stock
  price of $54.31 (based on the average of the high and low
  prices per Unit of Starwood Hotels as reported on the NYSE on November 12, 1997).....................................  $ 4,361
Book value of the Company's combined consolidated equity....   (1,775)
Transaction-related fees and expenses.......................       37
Minority interest related to the Partnerships...............     (152)
                                                              -------
Excess of fair market value of Units over the book value of
  net assets................................................  $ 2,471
                                                              =======

     Because the acquisition of ITT is treated as a reverse purchase for financial accounting purposes, the statements of operations, comprehensive income and cash flows for the year ended December 31, 1998 include the accounts of the Trust and the Corporation for the period from the closing of the ITT Merger on February 23, 1998 through December 31, 1998 and the accounts of ITT for the entire year ending December 31, 1998. Historical stockholders' equity of the Company prior to the ITT Merger has been retroactively restated for the equivalent number of shares received in the ITT Merger after giving effect to the difference in par value between Starwood Hotels' and ITT's stock. Unless otherwise indicated, all references herein to the number of Units and per share amounts have been restated to reflect the impact of the reverse acquisition at the conversion factor of 1.543 Units for each ITT Share acquired.

     ACQUISITION OF WESTIN. On January 2, 1998, pursuant to a Transaction Agreement dated as of September 8, 1997 (the "Transaction Agreement"), among WHWE L.L.C., Woodstar Investor Partnership, Nomura Asset Capital Corporation, Juergen Bartels, Westin Hotels & Resorts Worldwide, Inc. ("Westin Worldwide"), W&S Lauderdale Corp. ("Lauderdale"), W&S Seattle Corp. ("Seattle"), Westin St. John Hotel Company, Inc. ("St. John"), W&S Denver Corp. ("Denver"), W&S Atlanta Corp. ("Atlanta" and, together with Westin Worldwide, Lauderdale, Seattle, St. John and Denver, "Westin"), W&S Hotel L.L.C., the Trust, the Corporation and the Partnerships, Starwood Hotels acquired Westin.

     Pursuant to the terms of the Transaction Agreement,

          (i) Westin Worldwide merged into the Trust (the "Westin Merger"). In connection with the Westin Merger, all the issued and outstanding shares of capital stock of Westin Worldwide (other than shares held by Westin Worldwide and its subsidiaries or by the Company) were converted into an aggregate of 6,285,783 Class A EPS and 5,294,783 Class B EPS and cash in the amount of $177.9 million;

          (ii) The stockholders of Lauderdale, Seattle and Denver contributed all the outstanding shares of such companies to the Realty Partnership. In exchange for such contribution and after giving effect to the deemed exchange of certain units, the Realty Partnership issued to such stockholders an aggregate of 470,309 limited partnership units of the Realty Partnership and the Trust issued to such stockholders an aggregate of 127,534 shares of Class B EPS. In addition, in connection with the foregoing share contribution, the Realty Partnership assumed, repaid or refinanced the indebtedness of Lauderdale, Seattle and Denver and assumed $84.2 million of indebtedness incurred by the members of W&S Hotel L.L.C. prior to such contributions; and

          (iii) The stockholders of Atlanta and St. John contributed all the outstanding shares of such companies to the Operating Partnership. In exchange for such contribution and after giving effect to the deemed exchange of certain units, the Operating Partnership issued to such stockholders an aggregate of 312,741 limited partnership units of the Operating Partnership and the Trust issued to such stockholders

                         STARWOOD HOTELS & RESORTS AND
                   STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

     an aggregate of 80,415 shares of Class B EPS. In addition, in connection with the foregoing share contributions, the Operating Partnership assumed, repaid or refinanced indebtedness of Atlanta and St. John and assumed $3.4 million of indebtedness incurred by the members of W&S Hotel L.L.C. prior to such contributions.

     The aggregate principal amount of debt assumed or incurred by the Company pursuant to the Westin Transaction Agreement was approximately $1.0 billion. The Company accounted for the acquisition of Westin as a purchase in accordance with APB No. 16. As such, the carrying values of the assets acquired and liabilities assumed were recorded at fair market value resulting in goodwill and identified intangibles of $1.1 billion.

     The shares of Class A and Class B EPS and the limited partnership interests issued in connection with the Westin Merger and the contribution of Seattle, Lauderdale, Denver, St. John and Atlanta to the Partnerships are directly or indirectly exchangeable on a one-for-one basis (subject to certain adjustments) for Units (subject to the right of the Company to elect to pay cash in lieu of issuing such shares). The limited partnership interests also are exchangeable on a one-for-one basis for shares of Class B EPS. The shares of Class B EPS have a liquidation preference of $38.50 per share and provide the holders with the right, from and after the fifth anniversary of the closing date of the Westin Merger, to require the Trust to redeem such shares at a price of $38.50.

     OTHER HOTEL ACQUISITIONS. In May 1998, the Company acquired the 242-room Danbury Hilton Hotel in Danbury, Connecticut for approximately $20 million in cash.

     In January 1998, the Company completed the acquisition of four full-service, luxury properties located in Aspen, Colorado; New York, New York; Washington, D.C.; and Houston, Texas for a total consideration of approximately $348 million, consisting of $164 million in cash and 3.7 million Units, valued for purposes of this transaction, at approximately $184 million.

     UNAUDITED PRO FORMA RESULTS. The following unaudited pro forma information reflects the ITT Merger, the acquisition of Westin and certain asset sales as if they occurred on January 1, 1997 and does not purport to present what actual results would have been had such transactions, in fact, occurred at January 1, 1997, or to project results for any future period (in millions, except per Unit data):

                                                                 YEAR ENDED
                                                                DECEMBER 31,
                                                              ----------------
                                                               1998      1997
                                                              ------    ------
Revenues....................................................  $4,857    $4,303
Income (loss) from continuing operations....................  $  208    $ (283)
Net income (loss)...........................................  $1,322    $ (311)
Basic income (loss) from continuing operations per Unit.....  $ 1.04    $(1.52)
Diluted income (loss) from continuing operations per Unit...  $ 1.03    $(1.52)

NOTE 4.  DISPOSITIONS

     In January 1999, the Company sold the International Golf Club in Bolton, Massachusetts for $25 million in net proceeds and will recognize a gain of $6 million in first quarter 1999.

     The Company disposed of the following eight properties in May 1998 for a total of approximately $245 million in cash: the 229-room Embassy Suites Phoenix Airport in Phoenix, Arizona; the 224-room Tempe Embassy Suites in Tempe, Arizona; the 198-room Palm Desert Embassy Suites in Palm Desert, California; the 233-room Embassy Suites Hotel in Atlanta, Georgia; the 297-room St. Louis Embassy Suites in St. Louis, Missouri; the 308-room Doubletree Guest Suites in Dallas-Ft. Worth International Airport, Texas; the 254-

                         STARWOOD HOTELS & RESORTS AND
                   STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

room Doubletree Guest Suites Cypress Creek in Ft. Lauderdale, Florida; and the 155-room Doubletree Guest Suites in Lexington, Kentucky. There was no gain or loss recognized in connection with these dispositions as the fair market value of the assets approximated the net book value at the time of the disposition.

     In May 1998, the Company sold a Gulfstream V corporate aircraft for approximately $39 million in cash. A gain of $2 million was recognized in connection with this disposition.

     During 1998, the Company sold four additional properties, including one gaming property. No gain or loss was recognized in connection with these dispositions.

     In June 1997, ITT sold a 38.5% ownership interest in Madison Square Garden, L.P. ("MSG") to Cablevision Systems Corporation ("Cablevision") for approximately $500 million and recorded a pretax gain of approximately $200 million. ITT also had two "put" options each allowing ITT to require Cablevision or MSG to purchase one-half of ITT's then continuing interest in MSG for $75 million. In addition, ITT contributed to MSG an ITT-owned aircraft which MSG had used for the New York Knickerbockers basketball team and the New York Rangers hockey team. In consideration of the aircraft contribution, Cablevision agreed to increase the exercise price of each of ITT's "put" options by $19 million. The Company exercised one "put" option in April 1998 for total consideration of approximately $94 million, and the remaining "put" option is exercisable in June 1999.

     During 1997, ITT sold its interest in the capital stock of Alcatel Alsthom. Total proceeds from these sales were approximately $830 million, resulting in a pretax gain of $183 million.

NOTE 5.  DISCONTINUED OPERATIONS

     ITT EDUCATIONAL SERVICES, INC. In June 1998, the Company sold approximately 13.0 million shares of ITT Educational Services, Inc. ("Educational Services") in a public offering for net proceeds of approximately $304 million. The Company recorded a gain of $253 million before income taxes and minority interest of $103 million. Subsequent to this sale, the Company was a minority holder in Educational Services and, as such, accounted for its remaining interest under the equity method by recording its proportionate share of net losses totaling $1 million for the period from June 1, 1998 to December 31, 1998. At December 31, 1998, the assets and liabilities of Educational Services are included in net assets of discontinued operations in the accompanying financial statements. Summary financial information of Educational Services is as follows (in millions):

                                                              DECEMBER 31,
                                                              ------------
                                                              1998    1997
                                                              ----    ----
BALANCE SHEET DATA
Total assets................................................  $36     $144
Total liabilities...........................................   --      (71)
                                                              ---     ----
Net assets of discontinued operations.......................  $36     $ 73
                                                              ===     ====

                         STARWOOD HOTELS & RESORTS AND
                   STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

                                                                                    YEAR ENDED
                                                                 FIVE MONTHS       DECEMBER 31,
                                                                    ENDED          ------------
                                                                MAY 31, 1998       1997    1996
                                                              -----------------    ----    ----
INCOME STATEMENT DATA
Revenues....................................................        $114           $262    $232
Operating income............................................        $ 12           $ 27    $ 21
Interest income.............................................        $  2           $  5    $  4
Miscellaneous expense, net..................................        $ --           $ --    $  1
Income tax expense..........................................        $  6           $ 13    $ 10
Minority equity.............................................        $  1           $  3    $  2
Earnings from discontinued operations.......................        $  7           $ 16    $ 12

     In February 1999, the Company completed the sale of its remaining interest in Educational Services, selling 8.0 million shares of common stock of Educational Services in an underwritten public offering at a price per share of $34.00. Concurrently, Educational Services repurchased the Company's remaining
1.5 million shares of Educational Services common stock at $32.73 per share. Starwood Hotels received aggregate net proceeds of approximately $310 million from these transactions, which were used to repay a portion of the Company's outstanding debt. The Company will recognize a gain of $268 million, before taxes and minority interest, on the sale in the first quarter of 1999.

     ITT WORLD DIRECTORIES. In February 1998, the Company disposed of ITT World Directories ("WD"), the subsidiary through which ITT conducted its telephone directories publishing business, to VNU International B.V., a leading international publishing and information company based in the Netherlands, for gross consideration of $2.1 billion. The Company recorded a gain of $1,530 million before income taxes of $558 million on the disposition. Interest expense and debt related to the disposition of WD was allocated to discontinued operations. The assets and liabilities of WD are included in net liabilities of discontinued operations in the accompanying financial statements as of December 31, 1997. Summary financial information of WD is as follows (in millions):

                                                              DECEMBER 31, 1997
                                                              -----------------
BALANCE SHEET DATA
Total assets................................................       $   562
Total liabilities...........................................          (829)
Allocated debt of ITT.......................................        (1,333)
                                                                   -------
Net liabilities of discontinued operations..................       $(1,600)
                                                                   =======

                                                                                     YEAR ENDED
                                                                 PERIOD FROM        DECEMBER 31,
                                                              JANUARY 1, 1998 TO    ------------
                                                              FEBRUARY 19, 1998     1997    1996
                                                              ------------------    ----    ----
INCOME STATEMENT DATA
Revenues....................................................         $  8           $586    $647
Operating income (loss).....................................         $ (8)          $192    $208
Interest expense, net.......................................         $ 14           $130    $138
Miscellaneous expense, net..................................         $ --           $  7    $  1
Income tax (benefit) expense................................         $ (7)          $ 25    $ 27
Minority equity.............................................         $ (1)          $ 21    $ 31
Earnings (losses) from discontinued operations..............         $(14)          $  9    $ 11

                         STARWOOD HOTELS & RESORTS AND
                   STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

NOTE 6.  CHANGE IN ACCOUNTING PRINCIPLE

     Effective January 1, 1997, ITT changed its method of accounting for start-up costs on major hospitality and gaming projects to expense these costs as incurred. Prior to 1997, the Company capitalized these costs and amortized them over a three-year period. ITT's 1997 results include a charge of $17 million before income taxes of $6 million as the cumulative effect of this accounting change. In connection with the ITT Merger, the Company elected to follow ITT's accounting treatment for start-up costs and, as such, is expensing start-up costs as incurred.

NOTE 7.  EXTRAORDINARY ITEM

     During 1997, ITT announced the tender offer for $546 million of debt securities of a subsidiary company. The tender offer was financed through short-term bank facilities. The tender offer resulted in ITT paying a tender premium of $42 million after tax ($78 million pretax) which was recorded in 1997 as an extraordinary loss on the early retirement of debt.

NOTE 8.  RESTRUCTURING AND OTHER SPECIAL CHARGES

     During 1998, the Company recorded pretax charges totaling approximately $204 million relating to restructuring and other special charges. The charges represent a portion of the restructuring and other special charges announced by the Company in August 1998.

     The 1998 restructuring and other special charges consist of the following (in millions):

                                                   NON-CASH        CASH        EXPENDITURES
                                                   CHARGES     EXPENDITURES      ACCRUED       TOTAL
                                                   --------    ------------    ------------    -----
Write-down of assets.............................    $115          $--             $ --        $115
ITT Merger-related costs.........................      10           59               43         112
Adjustment to ITT 1997 other special charges.....      --           --              (23)        (23)
                                                     ----          ---             ----        ----
          Total..................................    $125          $59             $ 20        $204
                                                     ====          ===             ====        ====

     WRITE-DOWN OF ASSETS. The restructuring and other special charges for the write-down of assets include an investment in a hotel in Kuala Lampur, Malaysia; a mortgage note receivable secured by a hotel in Paris, France; an investment in a shared services center established by ITT in 1997 which was closed by the Company following the ITT Merger; and certain receivable balances in the Company's gaming division primarily related to Asian customers. Substantially all of these assets were ITT assets and were written down primarily as a result of certain worldwide economic conditions indicating a reduced value for these assets.

     ITT MERGER-RELATED COSTS. The restructuring and other special charges include costs related to the ITT Merger consisting primarily of severance payments and relocation costs for ITT employees and certain costs to integrate the companies, including costs to integrate the Company's frequent guest programs and to close down duplicate facilities. The Company expects to pay out the remaining balance of $43 million during 1999.

     ADJUSTMENT TO ITT 1997 OTHER SPECIAL CHARGES. During the fourth quarter of 1998, the Company reversed approximately $23 million in special charges related to a liability set up during 1997 by ITT for tax reimbursements that will not be paid due to modifications of contractual agreements with certain former employees. The remaining balance of $62 million will be paid out in 1999 subject to resolution of certain contract terms.

     1998 OTHER SPECIAL CHARGES. In addition, during the third quarter of 1998, the Company recorded a non-recurring charge to selling, general and administrative expense of approximately $30 million primarily associated with the vesting, during the quarter, of certain restricted stock granted earlier in the year to the new

                         STARWOOD HOTELS & RESORTS AND
                   STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

President and Chief Executive Officer of the Corporation. Also during 1998, the Company recorded a $40 million non-recurring charge to interest expense associated with the settlement of certain forward interest swap agreements (see
Note 22).

     ITT 1997 RESTRUCTURING AND OTHER SPECIAL CHARGES. As a result of the ITT Merger, ITT recorded the following special charges in 1997: (1) conversion of the accounting for ITT's stock option plan to variable accounting due to limited stock appreciation rights subject to exercise and related charges for tax reimbursements to employees of $431 million, and (2) other costs including legal fees, investment banking fees and asset write-offs totaling $169 million which are included in miscellaneous expense, net. The employee-related costs and the restructuring charges are included as a component of operating income in the accompanying financial statements, while the other costs are included in miscellaneous expense, net.

     Additionally, during 1997, ITT recorded pretax charges totaling $260 million ($169 million after tax) to restructure and rationalize operations at its World Headquarters and the headquarters of its field operations. Of the total pretax charge, approximately $196 million represented severance and other related employee termination costs associated with the elimination of nearly 370 positions worldwide. The balance of the restructuring charge ($64 million pretax) related primarily to asset write-offs, lease commitments and termination penalties.

     At December 31, 1998, the Company has remaining accruals related to these restructuring and other special charges of approximately $163 million primarily related to remaining lease commitments which expire through 2006, the settlement of certain employee benefits scheduled to be completed in the first quarter of 2000 and the tax reimbursements to certain former employees discussed previously.

NOTE 9.  INVESTMENTS

     Investments consisted of the following (in millions):

                                                              DECEMBER 31,
                                                              ------------
                                                              1998    1997
                                                              ----    ----
Equity in WBIS+.............................................  $ --    $119
Equity in and advances to hotel partnerships and joint
  ventures..................................................   366     230
Other investments at cost...................................    18      19
                                                              ----    ----
                                                              $384    $368
                                                              ====    ====

     Equity in earnings of unconsolidated subsidiaries accounted for on the equity basis were $30 million, $14 million and $8 million in 1998, 1997 and 1996, respectively.

     In January 1999, Starwood Hotels purchased a 25% interest in the Moriah Hotels ("Moriah") in Israel for approximately $20 million. This investment will be accounted for under the equity method of accounting. Moriah currently owns five hotels which will be managed by Starwood Hotels: the 292-room Moriah Plaza Jerusalem, the 215-room Moriah Plaza Dead Sea, the 306-room Moriah Plaza Eilat, the 265-room Moriah Plaza Tel Aviv and the 265-room Moriah Plaza Tiberias.

     In July 1998, the Company acquired a 95% non-controlling interest in the 760-room Westin Maui in Maui, Hawaii for approximately $132 million.

     In March 1998, the Company and Dow Jones & Company, Inc. sold WBIS+, Channel 31 in New York City, to Paxson Communications Corporation for a total cash purchase price of approximately $258 million; approximately $128 million was received by the Company, resulting in a pretax gain of $6 million.

                         STARWOOD HOTELS & RESORTS AND
                   STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

     The fair market value of investments is based on the market prices for the last day of the period if the investment trades on quoted exchanges. For non-traded investments, fair value is estimated based on the underlying value of the investment. The carrying value of other investments approximates fair value based on market prices and the value of the underlying collateral.

NOTE 10.  PLANT, PROPERTY AND EQUIPMENT

     Plant, property and equipment consisted of the following (in millions):

                                                                DECEMBER 31,
                                                              -----------------
                                                               1998       1997
                                                              -------    ------
Land and improvements.......................................  $ 1,682    $1,178
Buildings and improvements..................................    7,422     2,823
Furniture, fixtures and equipment...........................    1,640     1,009
Construction work in process................................      247       599
                                                              -------    ------
                                                               10,991     5,609
Less accumulated depreciation and amortization..............   (1,141)     (777)
                                                              -------    ------
                                                              $ 9,850    $4,832
                                                              =======    ======

NOTE 11.  NET ASSETS HELD FOR SALE

     At December 31, 1998, the Company's hotel portfolio included two hotel properties held for sale: the 155-room Tyee Hotel in Olympia, Washington and the 259-room Four Points Hotel in Wichita, Kansas. These properties were included in net assets held for sale in the accompanying balance sheets.

     In 1997, ITT announced its intention to sell one of its gaming properties, the Desert Inn Resort & Casino in Las Vegas, Nevada, and its investment in MSG. For financial reporting purposes, the assets and liabilities attributable to this property and investment have been included in net assets held for sale as of December 31, 1998 and 1997. In March 1999, the Company entered into an agreement to dispose of its remaining interest in MSG for net proceeds of $87 million.

     There can be no assurance that these sales will occur or, if they occur, as to the timing of such sales. Management will evaluate its alternatives in the event a decision is made to change its current intention to sell these properties.

NOTE 12.  OTHER ASSETS

     Other assets include long-term receivables of $282 million and $281 million at December 31, 1998 and 1997, respectively, which are net of allowance for doubtful accounts of $33 million and $57 million, respectively. These long-term receivables exclude current maturities of $42 million and $28 million, respectively, which are included in accounts receivable. Total unsecured and secured long-term receivables totaled $156 million and $201 million, respectively, as of December 31, 1998 and $279 million and $87 million, respectively, as of December 31, 1997.

NOTE 13.  ACCRUED EXPENSES

     Accrued expenses include accrued restructuring and other special charges of $172 million and $674 million, salaries, wages and benefits of $160 million and $83 million and accrued interest of $59 million and $36 million as of December 31, 1998 and 1997, respectively. The remaining balance of $498 million and $285 million as of December 31, 1998 and 1997, respectively, represents other accrued expenses including, but not limited to, legal costs and insurance.

                         STARWOOD HOTELS & RESORTS AND
                   STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

NOTE 14.  INCOME TAXES

     As discussed in Note 2, the trust is not currently subject to income taxes. Accordingly, the following income tax data from continuing operations of the Corporation is as follows (in millions):

                                                              1998     1997     1996
                                                              -----    -----    ----
Pretax income (loss)
  U.S. .....................................................  $(517)   $(255)   $310
  Foreign...................................................    137      153      96
                                                              -----    -----    ----
                                                              $(380)   $(102)   $406
                                                              =====    =====    ====
Provision (benefit) for income tax
Current:
  U.S. federal..............................................  $  27    $ 201    $ 96
  State and local...........................................      4       15      11
  Foreign...................................................     54       57      29
                                                              -----    -----    ----
                                                                 85      273     136
                                                              -----    -----    ----
Deferred:
  U.S. federal..............................................   (211)    (143)     22
  Foreign and other.........................................     17       29      15
                                                              -----    -----    ----
                                                               (194)    (114)     37
                                                              -----    -----    ----
                                                              $(109)   $ 159    $173
                                                              =====    =====    ====

     No provision was made for U.S. taxes payable on undistributed foreign earnings amounting to approximately $194 million since these amounts are permanently reinvested.

     Deferred income taxes represent the tax effect of the differences between the book and tax bases of assets and liabilities. Deferred tax assets (liabilities) include the following (in millions):

                                                                        DECEMBER 31,
                                                          ----------------------------------------
                                                                 1998                  1997
                                                          ------------------    ------------------
                                                           U.S.      FOREIGN     U.S.      FOREIGN
                                                          FEDERAL    & OTHER    FEDERAL    & OTHER
                                                          -------    -------    -------    -------
Plant, property and equipment...........................   $(224)     $(111)     $(183)     $(91)
Allowances for doubtful accounts and other reserves.....      57         --         58        --
Employee benefits.......................................      66         --         38        --
Deferred gain...........................................    (517)        --         --        --
Net operating loss carryforwards........................     211         --         --        --
Transaction costs.......................................      18         --        159        --
Other...................................................       2         (2)        (9)       (5)
                                                           -----      -----      -----      ----
                                                            (387)      (113)        63       (96)
Less valuation allowance................................    (109)        --        (64)       --
                                                           -----      -----      -----      ----
Deferred income taxes...................................   $(496)     $(113)     $  (1)     $(96)
                                                           =====      =====      =====      ====

     At December 31, 1998, the Corporation has net operating loss carryforwards of approximately $534 million for federal income tax purposes. Such carryforwards, which may provide future tax benefits, expire in 2018.

                         STARWOOD HOTELS & RESORTS AND
                   STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

     A reconciliation of the tax provision of the Corporation at the U.S. statutory rate to the provision for income tax as reported is as follows (in millions):

                                                              1998     1997    1996
                                                              -----    ----    ----
Tax provision (benefit) at U.S. statutory rate..............  $(133)   $(36)   $142
Tax on repatriation of foreign earnings.....................     (5)     21       1
Non-deductible goodwill.....................................     29      10      10
Foreign tax rate differential...............................      9      (1)      6
U.S. state and local income taxes...........................      5      24       8
Transaction costs...........................................    (21)     89      --
Deferred asset valuation allowance..........................     --      64      --
Other.......................................................      7     (12)      6
                                                              -----    ----    ----
Provision (benefit) for income tax..........................  $(109)   $159    $173
                                                              =====    ====    ====

NOTE 15.  DEBT

     Short-term borrowings and long-term debt consisted of the following (in millions):

                                                                DECEMBER 31,
                                                              -----------------
                                                               1998      1997
                                                              ------    -------
Short-term borrowings, including $1 billion asset sale
  bridge....................................................  $  657    $   258
Long-term debt..............................................   8,148      3,043
                                                              ------    -------
                                                               8,805      3,301
Less net debt allocated to discontinued operations..........      --     (1,333)
                                                              ------    -------
                                                              $8,805    $ 1,968
                                                              ======    =======

     The weighted average interest rate for short-term borrowings was 5.87% and 6.71% at December 31, 1998 and 1997, respectively, and their fair values approximated carrying value given their short-term nature. This average is composed of interest rates on both U.S. dollar and non-U.S. dollar denominated indebtedness.

     Long-term debt including capital leases consisted of the following (in millions):

                                                                DECEMBER 31,
                                                              -----------------
                                                               1998      1997
                                                              ------    -------
$3.1 Billion Facility:
  $1 billion five-year term loan............................  $1,000    $    --
  $1.1 billion five-year revolver...........................     814         --
IRN Facility I..............................................   2,500         --
IRN Facility II.............................................   1,000         --
Revolving credit agreement (6.16% weighted average).........      --        600
6.25% notes due 2000........................................     699        699
6.75% notes due 2003........................................     250        250
6.75% notes due 2005........................................     449        449
7.375% debentures due 2015..................................     448        448
7.75% debentures due 2025...................................     148        148
8.875% senior subordinated notes due 2002...................     150        150
6.3%-10.0% domestic loans due 1999-2013.....................     481         44
4.75%-18.45% foreign loans due 1999-2009....................     209        255
                                                              ------    -------
                                                               8,148      3,043
Less indebtedness classified in net liabilities of
  discontinued operations...................................      --     (1,333)
Less current maturities.....................................     (37)      (640)
                                                              ------    -------
                                                              $8,111    $ 1,070
                                                              ======    =======

                         STARWOOD HOTELS & RESORTS AND
                   STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

     Aggregate long-term debt maturities for each of the years ending December 31 are as follows (in millions):

                                                              LONG-TERM    CAPITAL
                                                                DEBT       LEASES     TOTAL
                                                              ---------    -------    ------
1999........................................................   $   24        $14      $   38
2000........................................................      899         12         911
2001........................................................      243          9         252
2002........................................................      777          3         780
2003........................................................    4,833          1       4,834
Thereafter..................................................    1,336         --       1,336
                                                               ------        ---      ------
                                                                8,112         39       8,151
Less amounts representing interest..........................       --         (3)         (3)
                                                               ------        ---      ------
                                                               $8,112        $36      $8,148
                                                               ======        ===      ======

     On February 23, 1998, the Company obtained two credit facilities ($5.6 billion in total) with Lehman Commercial Paper Inc., Bankers Trust Company and The Chase Manhattan Bank to fund the cash portion of the ITT Merger consideration, to refinance a portion of the Company's existing indebtedness (including indebtedness outstanding under the $2.2 billion credit facility entered into in connection with the Westin Merger) and to provide funds for general corporate purposes. These facilities are comprised of a $3.1 billion senior secured credit facility (the "$3.1 Billion Facility") and a $2.5 billion, five-year secured increasing rate notes facility (the "IRN Facility I").

     The $3.1 Billion Facility has three tranches: a $1.0 billion, one-year term loan; a $1.0 billion, five-year term loan; and a $1.1 billion, five-year revolving credit facility. The Corporation, the Trust and certain of their respective direct and indirect subsidiaries may be designated as borrowers or co-borrowers under all or a portion of the $3.1 Billion Facility. The interest rate for the $3.1 Billion Facility was one-, two- or three-month LIBOR, at the Company's option, plus a margin of 125 basis points at December 31, 1998. The margin is determined pursuant to a pricing "grid" with rates based on the Company's leverage and/or senior unsecured debt rating. Quarterly amortization of the five-year term loan begins in the third year, with total amortization of 10%, 20% and 70% of the principal amount over the third, fourth and fifth year, respectively. Repayment of amounts borrowed under the $3.1 Billion Facility is guaranteed by the Trust, the Corporation and substantially all their respective significant subsidiaries (including the Partnerships) other than gaming and foreign subsidiaries and joint venture entities (the "Guarantor Subsidiaries"), to the extent such entities are not borrowers or co-borrowers, and is secured by a pledge of all the capital stock, partnership interests and other equity interests of the Guarantor Subsidiaries.

     The IRN Facility I consists of a single drawdown, increasing rate, non-amortizing five-year term loan for $2.5 billion. The Corporation is the borrower under the IRN Facility I; the Trust and all Guarantor Subsidiaries are guarantors of the IRN Facility I. The IRN Facility I is secured equally and ratably by all the collateral securing the $3.1 Billion Facility and is pari passu in right of payment with all other senior indebtedness of the borrower and the Guarantor Subsidiaries, including the $3.1 Billion Facility. Amounts borrowed under the IRN Facility I bore interest at one-, two- or three-month LIBOR plus 325 basis points at December 31, 1998, with the interest rate increasing by 50 basis points every three months thereafter, up to a maximum rate of one-, two- or three-month LIBOR plus 375 basis points.

     In September 1998, the Company entered into a new $1 billion, five-year term borrowing facility ("IRN Facility II" and, together with IRN Facility I, the "IRN Facilities"). IRN Facility II bears interest at one-, two- or three-month LIBOR plus 275 basis points at December 31, 1998. The Corporation is the borrower under the IRN Facility II; the Trust and all Guarantor Subsidiaries are guarantors of the IRN Facility II. The

                         STARWOOD HOTELS & RESORTS AND
                   STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

IRN Facility II is secured equally and ratably by all the collateral securing the $3.1 Billion Facility and is pari passu in right of payment with all other senior indebtedness of the borrower and the Guarantor Subsidiaries, including the $3.1 Billion Facility.

     The Company maintains lines of credit under which bank loans and other short-term debt are drawn. In addition, smaller credit lines are maintained by the Company's foreign subsidiaries. The Company had approximately $390 million of available borrowing capacity under the revolving credit agreements as of December 31, 1998.

     The Company is subject to certain restrictive debt covenants under its short-term borrowing and long-term debt obligations including defined financial covenants, escrow account funding requirements for capital purchases and tax payments, limitations on capital expenditures and on the Company's right to incur further debt, and restrictions on transactions with affiliates and related persons. The Company was in compliance with all of the short-term borrowing and long-term debt obligation covenants at December 31, 1998.

     In January 1999, the Company completed a $542 million long-term financing (the "Mortgage Loan"), secured by mortgages on a portfolio of 11 hotels. The Mortgage Loan bears interest at a blended rate of 6.98%. The Mortgage Loan is due in February 2009 and the proceeds from the Mortgage Loan were used to pay down the one-year term loan under the $3.1 Billion Facility.

     For adjustable rate debt, fair value approximates carrying value due to the variable nature of the interest rates. For fixed rate debt, fair value is determined based upon discounted cash flows for the debt at rates deemed reasonable for the type of debt and prevailing market conditions and, if appropriate, the length to maturity for the debt. The estimated fair value of long-term debt at December 31, 1998 and 1997 was $8.7 billion and $3.0 billion, respectively, and was determined based on quoted market prices and/or discounted cash flows using the Company's incremental borrowing rates for similar arrangements.

NOTE 16.  EMPLOYEE BENEFIT PLANS

     PENSION AND POSTRETIREMENT BENEFIT PLANS. The Company and its subsidiaries sponsor numerous pension plans. The ITT plans are funded with trustees, except in some countries outside the U.S. where funding is not required. The ITT plan's assets are comprised of a broad range of domestic and foreign equity securities, fixed income investments, and real estate. The Westin Supplemental Executive Retirement Plan is a non-contributory, non-qualified plan that provides benefits for certain executives. The plan is unfunded apart from general assets of the Company.

     The Company also sponsors multiple non-pension postretirement benefit plans. The ITT plans provide health care and life insurance benefits for certain eligible retired employees. The Company has prefunded a portion of the health care and life insurance obligations through trust funds where such prefunding can be accomplished on a tax effective basis. The Westin plan covers certain eligible retired employees. The plan provides medical and dental benefits, and is a contributory plan, with retiree contributions adjusted annually. The plan also contains other cost-sharing features such as deductibles and coinsurance. The Company funds the health plan on a pay-as-you-go basis.

     The following table sets forth the benefit obligation, fair value of plan assets, and the funded status of the Company's pension and other benefit plans, amounts recognized in the Company's combined consolidated balance sheets at December 31, 1998 and 1997, and the principal weighted average assumptions inherent in their determination (amounts are in millions).

                         STARWOOD HOTELS & RESORTS AND
                   STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

                                                                   FOREIGN PENSION
                                               PENSION BENEFITS       BENEFITS        OTHER BENEFITS
                                               ----------------    ---------------    --------------
                                                1998      1997      1998     1997     1998     1997
                                               ------    ------    ------    -----    -----    -----
CHANGE IN BENEFIT OBLIGATION
Benefit obligation at beginning of year......   $278      $232     $ 152     $150     $ 27     $ 30
  Service cost...............................     17        16         6       11        1        1
  Interest cost..............................     19        19         5        9        2        2
  Actuarial loss.............................     47        19         4       89        8        1
  Divestitures...............................     (1)       --       (72)      --       --       --
  Curtailments...............................    (68)       --        (1)      --       --       (4)
  Settlements................................     --        --        (2)      (3)      --       (2)
  Effect of foreign exchange rates...........     --        --         1      (12)      --       --
  Special termination benefits...............      6        --        --       --       --       --
  Benefits paid..............................     (9)       (8)      (13)     (92)      (2)      (1)
                                                ----      ----     -----     ----     ----     ----
Benefit obligation at end of year............   $289      $278     $  80     $152     $ 36     $ 27
                                                ====      ====     =====     ====     ====     ====
CHANGE IN PLAN ASSETS
Fair value of plan assets at beginning of       $227      $183     $ 152     $143     $ 19     $ 23
  year.......................................
  Actual return on plan assets...............     12        45         4       18        1        4
  Employer contribution......................     13         7        11       97        2       (4)
  Divestitures...............................     (3)       --      (107)      --       --       --
  401(h) transfer............................     --        --        --       --       --        1
  Settlements................................     --        --        (2)      --       --       (4)
  Effect of foreign exchange rates...........     --        --         2      (14)      --       --
  Benefits paid..............................     (9)       (8)      (13)     (92)      (2)      (1)
                                                ----      ----     -----     ----     ----     ----
Fair value of plan assets at end of year.....   $240      $227     $  47     $152     $ 20     $ 19
                                                ====      ====     =====     ====     ====     ====
Funded status................................   $(49)     $(51)    $ (33)    $ --     $(16)    $ (8)
  Unrecognized net actuarial (gain)loss......    (12)      (18)        8      (26)      (1)     (12)
  Unrecognized prior service cost............     --        17         2        2       (2)      (3)
  Unrecognized net transition obligation.....     --        (1)       (1)      (1)      --       --
                                                ----      ----     -----     ----     ----     ----
Accrued benefit cost.........................   $(61)     $(53)    $ (24)    $(25)    $(19)    $(23)
                                                ====      ====     =====     ====     ====     ====
Amounts recognized in the combined
  consolidated balance sheet consist of:
  Prepaid benefit cost.......................   $  3      $  3     $   6     $ 11     $ --     $ --
  Accrued benefit cost.......................    (64)      (56)      (30)     (36)     (19)     (23)
  Additional minimum liability...............     (2)       --        --       --       --       --
  Adjustment for purchase accounting.........     --        --        --       --       --        3
  Accumulated other comprehensive income.....      2        --        --       --       --       --
                                                ----      ----     -----     ----     ----     ----
Net amount recognized at end of year.........   $(61)     $(53)    $ (24)    $(25)    $(19)    $(20)
                                                ====      ====     =====     ====     ====     ====
WEIGHTED-AVERAGE ASSUMPTIONS AS OF DECEMBER
  31
Discount rate................................   6.50%     7.25%     5.88%    6.67%    6.50%    7.25%
Expected return on plan assets...............   9.75%     9.75%     7.00%    7.82%    9.75%    9.75%
Rate of compensation increase................   5.00%     5.00%     3.20%    4.12%    4.50%    4.50%

                         STARWOOD HOTELS & RESORTS AND
                   STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

     For measurement purposes, a 6.80% to 7.00% annual rate of increase in the per capita cost of covered health care benefits was assumed for 1998. The rate was assumed to decrease gradually to 5.00% for 2001 for the ITT plans, and 2007 for the Westin plan, and remain at that level thereafter.

                                                                       FOREIGN PENSION
                                                 PENSION BENEFITS          BENEFITS           OTHER BENEFITS
                                                ------------------    ------------------    ------------------
                                                1998   1997   1996    1998   1997   1996    1998   1997   1996
                                                ----   ----   ----    ----   ----   ----    ----   ----   ----
COMPONENTS OF NET PERIODIC BENEFIT COST
Service cost..................................  $ 17   $ 16   $ 15    $ 6    $ 11   $ 11    $ 1    $ 1    $ 1
Interest cost.................................    19     19     16      5       9      9      2      2      2
Expected return on plan assets................   (18)   (16)   (15)    (5)    (11)   (10)    (2)    (2)    (2)
Amortization of:
  Prior service cost..........................     1      2      2     --      --     --     --     --     --
  Actuarial (gain) loss.......................     1     --     --     --      --     --     --     (1)    (1)
                                                ----   ----   ----    ---    ----   ----    ---    ---    ---
SFAS 87 cost/SFAS 106 cost....................    20     21     18      6       9     10      1     --     --
                                                ----   ----   ----    ---    ----   ----    ---    ---    ---
SFAS 88 charges:
  Special termination benefit charge
    (credit)..................................    (1)    --     --     --      --     --     --     --     --
  Curtailment charge (credit).................     2     --     --     (1)     --     --     --     (3)    --
  Settlement charge (credit)..................    --     --     --      5      (3)     2     --      1     --
                                                ----   ----   ----    ---    ----   ----    ---    ---    ---
Net periodic benefit cost.....................  $ 21   $ 21   $ 18    $10    $  6   $ 12    $ 1    $(2)   $--
                                                ====   ====   ====    ===    ====   ====    ===    ===    ===

                                                                                 FOREIGN PENSION
                                                             PENSION BENEFITS        BENEFITS
                                                             ----------------    ----------------
                                                             1998       1997     1998        1997
                                                             -----      -----    ----        ----
Plans with ABO exceeding assets at end of year:
  ABO......................................................   $33        $26     $29         $34
  PBO......................................................   $--        $--     $32         $37
  Fair value of plan assets................................   $--        $--     $--         $ 2

     Educational Services was spun off from the ITT Corporation Salaried Retirement Plan in June 1998 resulting in a release of future pension obligations. WD was spun off from the Salaried Plan in February 1998 resulting in a release of all pension obligations along with approximately $110 million of plan assets. The curtailment and special termination benefit amounts resulting from these two spin-offs, as well as the charges triggered by the change in control provisions, are presented in accordance with SFAS No. 88, Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Terminated Benefits.

     Effective February 23, 1999 all future accruals of defined benefits will be eliminated under the ITT Corporation Salaried Retirement Plan and the ITT Sheraton Corporation Pension Plan for Hourly Employees. The Westin Hotel Company Supplemental Executive Retirement Plan was closed to future participation on October 1, 1998, and all future accruals of defined benefits will be eliminated effective February 23, 1999. The Caesars World Inc. Executive Security Plan future accruals for all but a few employees will be eliminated effective February 23, 1999. Curtailment accounting was done at September 30, 1998, based on beginning of year estimates for all plans except the ITT Corporation Salaried Retirement Plan, which was remeasured as of September 30, 1998.

     The postretirement medical and life plans will also be frozen February 23, 1999, with certain protections for "grandfathered" groups. Gains and losses associated with these changes are expected to be relatively small.

                         STARWOOD HOTELS & RESORTS AND
                   STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

     Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects (in millions):

                                                                 1%          1%
                                                              INCREASE    DECREASE
                                                              --------    --------
Effect on total of service and interest cost components.....     $--        $--
Effect on the postretirement benefit obligation.............     $1         $(1)

     DEFINED CONTRIBUTION PLANS. The Company sponsors numerous 401(k) plans, which are voluntary defined contribution plans allowing participation by domestic employees that meet certain age and service requirements. Each participant may contribute on a pretax basis between 1% and 16% of his or her compensation to the plans. The plans also contain additional provisions for matching and/or profit sharing contributions, both of which are based on a portion of a participant's eligible compensation. The amount of expense for matching and profit sharing contributions totaled $15.3 million in 1998, $10 million in 1997 and $10 million in 1996.

NOTE 17.  LEASES AND RENTALS

     At December 31, 1998, the Trust owned equity interests in 102 hotels, of which 90 properties were owned and 12 were held pursuant to long-term leases.

     All of the Trust's hotels are leased to the Corporation as of December 31, 1998. The leases between the Trust and the Corporation are generally long-term and provide for annual base, or minimum rents, plus contingent, or percentage rents based on the gross revenues of the properties and are accounted for as operating leases. The leases are "triple-net" in that the lessee is generally responsible for paying all operating expenses of the properties, including maintenance, insurance and real property taxes. The lessee is also generally responsible for any payments required pursuant to underlying ground leases. The Corporation is committed under its leases with the Trust to pay the rents payable with respect to ground leases. Total rental expense incurred by the Corporation under such leases was approximately $386 million for the year ended December 31, 1998, of which approximately $100 million related to percentage rent.

     The Corporation's minimum future rents at December 31, 1998 payable under non-cancelable operating leases with the Trust and with others for the years ended December 31 are as follows (in millions):

                                              1999    2000    2001    2002    2003    THEREAFTER
                                              ----    ----    ----    ----    ----    ----------
Trust.......................................  $340    $248    $ 71    $15     $10        $ 60
Other.......................................    42      40      36     32      31         276
                                              ----    ----    ----    ---     ---        ----
Total.......................................  $382    $288    $107    $47     $41        $336
                                              ====    ====    ====    ===     ===        ====

     The Corporation leases certain equipment for the hotels' operations under various lease agreements. The leases extend for varying periods through 2023 and generally are for a fixed amount each month. Future minimum lease payments under the non-cancelable operating leases are included in the other minimum future rents above.

     Rent expense under other non-cancelable operating leases was $45 million, $39 million and $47 million in 1998, 1997 and 1996, respectively.

     The Trust's rents receivable from the Corporation relating to leased hotel properties at December 31, 1998 was $20 million.

                         STARWOOD HOTELS & RESORTS AND
                   STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

     The Corporation is committed under its leases with the Trust to pay rents payable with respect to ground leases, which expire in 1999 through 2069, including renewal options. The ground leases generally provide for a minimum rent plus a percentage of gross revenues of the properties in excess of the minimum rent. Future minimum lease payments under the ground leases for the years ending December 31, 1999 through December 31, 2003 are $9 million each year and $235 million thereafter. Rent expense, inclusive of percentage rents, incurred by the Corporation, as the operator under the ground leases, was approximately $15 million in 1998.

NOTE 18.  MINORITY INTEREST

     At December 31, 1998, minority interest includes 7.7% and 18.8% respectively, of limited partnership interest of the Realty Partnership and the Operating Partnership, and certain other interests in consolidated joint ventures. The total number of limited partnership units outstanding in the Realty Partnership and the Operating Partnership at December 31, 1998 was 10.5 million and 10.3 million, respectively. The limited partnership units are exchangeable on a one-for-one basis for Units. During 1998, approximately 1.5 million limited partnership interests were converted into an equal number of Units.

NOTE 19.  EQUITY PUT OPTIONS

     As a part of its share repurchase program, defined below, the Company sold equity put options during 1998 that entitle the holder, at the expiration date, to sell Units to the Company at contractually specified prices. The Company issued put options for the purchase of one million Units for $1.8 million in premiums. As of December 31, 1998, none of the equity put options had been exercised and equity put options with an aggregate exercise price of approximately $32 million for one million Units remained outstanding at strike prices ranging from $30.24 to $32.95 with expiration dates through March 1999. The exercise price is included in temporary equity in the accompanying financial statements. In the event the options are exercised, the Company is required to deliver the full stated amount of cash to the put holder for the full stated number of Units. The Company may elect, under certain circumstances, to pay the put holder in cash or shares equal to fair market value of the difference between the strike price and the market price of the Units.

     In the first quarter of 1999, the Company settled certain outstanding equity put options by purchasing 500,000 outstanding Units at an average strike price of $32.04.

NOTE 20.  STOCKHOLDERS' EQUITY

     SHARE REPURCHASES. In 1998, the Board of Directors of the Company approved the repurchase of up to $1 billion of Units (the "Share Repurchase Program"). Pursuant to the Share Repurchase Program, the Company repurchased approximately
10.1 million Units in the open market at an average purchase price of $36.70 during 1998.

     FORWARD EQUITY TRANSACTIONS. Pursuant to a Purchase Agreement dated October 10, 1997, the Company sold to UBS Limited ("UBS Ltd.") 2.185 million Units ("UBS Shares") at a cash price of $57.25 per share, and paid to Warburg Dillon Read LLC (formerly UBS Securities LLC), an affiliate of UBS Ltd., a placement fee equal to 2.5% of the gross proceeds to the Company from such sale of shares. Concurrently therewith, the Company entered into an agreement that provided for a settlement payment to be made, in the form of Units or cash, by the Company to an affiliate of Union Bank of Switzerland, London Branch, or by that affiliate to the Company, based on the market price of the Units over a specified "unwind period," as compared to a "forward price." The Company settled its obligations under this agreement in September 1998 by repurchasing the UBS Shares for approximately $130.3 million in cash. As a result of this settlement, the Company has no further obligations under this agreement and Units were reduced by approximately 2.185 million.

                         STARWOOD HOTELS & RESORTS AND
                   STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

     On February 24, 1998, the Trust and the Corporation sold an aggregate of
4.641 million Units to Merrill Lynch International, NMS Services, Inc., Lehman Brothers Inc. and certain affiliates for a cash purchase price per Unit of $52.798, which price reflected a 2% discount from the last reported sale price of the Units on the date of the purchase. Concurrently with these sales, the Trust and the Corporation entered into three separate agreements with these purchasers and/or certain of their affiliates pursuant to which each of these purchasers or their respective affiliates agreed to sell, as directed by the Trust and the Corporation in an underwritten fixed price offering or other specified methods, a sufficient number of the Units to achieve net sales proceeds equal to the aggregate market value of the Units purchased in February 1998, plus a forward accretion component, minus an adjustment for dividends paid on the purchased Units. Additional Units were required to be delivered by the Company as security in the event the market prices of the Units dropped below certain specified levels. In October 1998, the Company settled its obligations under these agreements by repurchasing all of the Units issued to these purchasers for an aggregate of approximately $255 million in cash. As a result of this settlement, the Company has no further obligations under these agreements and Units outstanding were reduced by approximately 7.379 million (4.641 million original Units issued and 2.738 million Units previously issued as security).

     EXCHANGEABLE PREFERRED SHARES. During 1998, 6.3 million shares of Class A EPS and 5.5 million shares of Class B EPS were issued by the Trust in connection with the Westin Merger. Class A EPS have a par value of $0.01 per share and are convertible on a one-for-one basis (subject to certain adjustments) to Units. Class B EPS have a liquidation preference of $38.50 per share and provide the holders with the right, from and after the fifth anniversary of the closing date of the Westin Merger, to require the Trust to redeem such shares at a price of $38.50. Shares of Class B EPS are convertible on a one-for-one basis (subject to certain adjustments) to Class A EPS. During 1998, the Trust consented to the conversion of approximately 1.3 million shares of Class B EPS by certain stockholders into an equal number of shares of Class A EPS; stockholders thereafter converted approximately 3.2 million shares of Class A EPS into an equal number of Units. Additionally, approximately 0.3 million Class B EPS were canceled in satisfaction of certain employee tax withholding liabilities which were paid by the Company. At December 31, 1998, the Trust had 150 million preferred shares authorized and 4.4 million and 3.9 million of Class A EPS and B EPS outstanding, respectively.

NOTE 21.  STOCK INCENTIVE PLANS

     The Trust and the Corporation each adopted Incentive and Non-Qualified Share Option Plans in 1986 which provided for the purchase of up to an aggregate of 175,000 Units by Trustees, Directors, officers and employees pursuant to option grants. At December 31, 1998, the Company had options outstanding to purchase approximately 4,000 Units at exercise prices ranging from $11.00 to $14.50 per Unit under these plans. Such options, which have exercise prices equal to the Units' fair market value on the date of grant, vest over three years.

     During 1995, the Trust and the Corporation each adopted a 1995 Share Option Plan (together, as amended, the "LTIP"), which provides for the purchase of Units by Trustees, Directors, officers, employees, consultants and advisors, pursuant to option grants. The aggregate number of Units subject to non-qualified or incentive stock options, performance shares, restricted stock or any combination of the foregoing which are available to be granted under the LTIP at December 31, 1998 was approximately 9.7 million.

     The LTIP provides for the grant of Units that are subject to performance measures or restriction periods and performance awards in tandem with certain Paired Options to be paid in cash subject to performance measures. The LTIP also provides for the automatic annual grant of Paired Options, as defined, to Trustees and Directors for options to purchase 4,500 Units and provides for the annual fee of Trustees and Directors to

                         STARWOOD HOTELS & RESORTS AND
                   STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

be paid in Units, subject to each Trustee's and Director's option to receive up to half in cash and to defer receipt of such annual fee until after terminating service with the Company.

     As of the date of the ITT Merger (February 23, 1998), each ITT stock option ("ITT Stock Option") and related stock appreciation right that was outstanding immediately prior to February 23, 1998, pursuant to ITT's stock option plans in effect on the date of the original merger agreement (November 1997), was assumed by the Corporation and became and represent a fully exercisable option to purchase the number of Units ("Substitute Option") determined by applying the conversion factor of 1.543 to the ITT Stock Options outstanding immediately prior to February 23, 1998 and to the exercise price immediately prior to February 23, 1998. As of February 23, 1998, each Substitute Option became subject to the same terms and conditions as were applicable immediately prior to that date under the related ITT Stock Option under which it was granted, including those providing for the accelerated exercisability and other special rights arising under certain circumstances. The ITT Merger triggered an accelerated exercisability event and, as such, entitled each holder to receive an amount equal to the excess of $85 over the adjusted exercise price of the related ITT Stock Option.

     The Company applied APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations; accordingly, compensation cost was not recognized for grants of stock options at market price. In November 1997, due to the election of the holder of each ITT Stock Option to receive either cash, Units or a combination, variable accounting required an expense to be recognized for the difference between the option price and the formula market price totaling $342 million.

     Had compensation cost for grants been determined based on the fair value at the grant dates consistent with SFAS No. 123, Accounting for Stock-Based Compensation, the Company's net income would have been reduced by $86 million ($0.46 per Unit) and $20 million ($0.16 per Unit) in 1998 and 1996, respectively. Net income would not have been affected in 1997 as a result of the application of the variable accounting, as noted above. The fair value of each option grant used in the 1998 and 1996 pro forma amounts was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1998 and 1996, respectively: dividend yield of 2.6% and 0.0%; expected volatility of 47.6% and 33.0%; risk-free interest rates of 4.5% and 5.3%; and an expected life of three and four years for all options.

                         STARWOOD HOTELS & RESORTS AND
                   STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

     The following table summarizes stock option activity as of and for the years ended December 31:

                                                                             WEIGHTED-AVERAGE
                                                                              EXERCISE PRICE
                                                                OPTIONS          PER UNIT
                                                              -----------    ----------------
Outstanding at December 31, 1995............................    9,684,788         $24.13
Granted.....................................................    2,687,205          36.16
Exercised...................................................     (444,549)         21.93
Cancelled...................................................     (179,383)         32.18
                                                              -----------         ------
Outstanding at December 31, 1996............................   11,748,061          26.85
Granted.....................................................    3,248,478          37.50
Exercised...................................................   (1,347,453)         26.71
Forfeited...................................................     (380,109)         33.01
                                                              -----------         ------
Outstanding at December 31, 1997............................   13,268,977          29.29
Granted(1)..................................................   19,783,847          43.18
Exercised(2)................................................  (12,536,071)         28.45
Forfeited...................................................   (2,393,977)         44.61
                                                              -----------         ------
Outstanding at December 31, 1998............................   18,122,776         $43.80
                                                              ===========         ======
Exercisable at December 31, 1997............................   10,234,509         $27.20
                                                              ===========         ======
Exercisable at December 31, 1998............................    6,963,014         $32.51
                                                              ===========         ======

---------------
(1) Represents Corporation and Trust options of 17,055,147 outstanding at February 23, 1998 (the ITT Merger date) and shares granted by the Company during 1998.

(2) Represents options exercised during 1998, including the ITT Stock Options which were exercised upon the occurrence of the accelerated exercisability event (the ITT Merger).

     The following table summarizes information about outstanding stock options at December 31, 1998:

                                 OPTIONS OUTSTANDING                       OPTIONS EXERCISABLE
                  -------------------------------------------------   ------------------------------
                                WEIGHTED-AVERAGE
                                   REMAINING       WEIGHTED-AVERAGE                 WEIGHTED-AVERAGE
   RANGE OF         NUMBER        CONTRACTUAL          EXERCISE         NUMBER          EXERCISE
EXERCISE PRICES   OUTSTANDING    LIFE IN YEARS        PRICE/UNIT      EXERCISABLE      PRICE/UNIT
---------------   -----------   ----------------   ----------------   -----------   ----------------
$ 0.00 - $20.31    1,984,637          7.98              $14.42         1,346,137         $11.95
$21.33 - $23.92    2,178,724          7.43               23.43         2,178,724          23.43
$24.25 - $42.31    2,722,342          8.38               38.20         1,394,286          34.28
$42.69 - $49.19    2,967,428          9.31               48.91           184,000          44.69
$50.23 - $53.94    2,085,774          8.48               52.93           682,943          52.96
$54.63 - $54.63    2,500,000          9.13               54.63           833,334          54.63
$54.85 - $55.83    2,673,613          9.13               55.21           166,666          55.83
$57.88 - $76.13    1,010,258          9.28               69.67           176,924          69.12
                  ----------          ----              ------         ---------         ------
                  18,122,776          8.65              $43.80         6,963,014         $32.51
                  ==========          ====              ======         =========         ======

     During 1998, the Company granted restricted stock awards for 327,000 Units. As of December 31, 1998, approximately 300,000 of these awards had vested. The remaining restricted stock awards vest at varying rates over four years from the award grant date. Compensation expense of approximately $16 million and $1 million was recorded during 1998 and 1997, respectively, related to restricted stock awards.

                         STARWOOD HOTELS & RESORTS AND
                   STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

NOTE 22.  DERIVATIVE FINANCIAL INSTRUMENTS

     The Company enters into interest rate swap agreements to manage interest rate fluctuations on its variable rate debt. The Company currently has five outstanding forward interest rate swap agreements under which the Company pays a fixed rate and receives variable rates of interest. The aggregate notional amount of these forward interest rate swaps was approximately $1.031 billion and the estimated unrealized loss on these interest rate swaps was approximately $36 million at December 31, 1998. Four of these five forward interest rate swap agreements, representing $1.0 billion of the total notional amount, are required by the terms of the Company's existing credit facilities. The unrealized loss represents the amount the Company would pay to terminate the swap agreements based on current interest rates.

     The Company enters into forward foreign exchange contracts to hedge the foreign currency exposure associated with the Company's foreign currency denominated assets and liabilities. The Company currently has two forward foreign exchange contracts outstanding with a dollar equivalent of the contractual amounts of these hedges at December 31, 1998 of approximately $54.9 million. These contracts mature on April 12, 1999.

     A long-term debt offering that the Company was contemplating was delayed due to market conditions and the Restructuring. As a result, certain of the Company's forward interest rate swaps with a notional amount of $500 million no longer correlated with this anticipated indebtedness. In accordance with the Company's accounting policies, these forward interest rate swaps were marked to market by the Company and, as such, the Company recognized a loss of $40 million during 1998, which is included in interest expense. These contracts were terminated by the Company in 1998.

NOTE 23.  RELATED PARTY TRANSACTIONS

     STARWOOD CAPITAL. Starwood Capital Group, L.L.C. ("Starwood Capital") has granted to Starwood Hotels an exclusive, non-transferable, royalty-free license to use the "Starwood" name and trademarks in connection with the hotel and hospitality services business worldwide, and to use the "Starwood" name in its corporate name worldwide, in perpetuity.

     Starwood Capital and Starwood Hotels agreed that, subject to approval by the independent Trustees or Directors, as appropriate, until December 31, 1998, Starwood Hotels would reimburse Starwood Capital for its out-of-pocket expenses and internal costs (including allocation of overhead) for services provided to Starwood Hotels, other than internal costs of Starwood Capital for services of senior management of Starwood Capital. During 1998, Starwood Hotels reimbursed Starwood Capital approximately $391,000 for out-of-product expenses and approximately $253,000 for internal costs in accordance with this agreement. This agreement was terminated in 1998.

     Starwood Capital's engagement to act as financial advisor to Starwood Hotels in connection with the ITT Merger was not subject to the above reimbursement limitation. For its services as a financial advisor, Starwood Capital was paid $15.5 million in cash and 131,388 Units were issued.

     Starwood Capital and its affiliates hold a 37% interest in a golf course management company that currently manages one golf course that is associated with a Westin hotel and hold a 20% non-controlling equity interest in a company which operates the timeshare component of The Regina Resorts in Los Cabos, Cancun and Puerto Vallarta, Mexico. Individuals affiliated with Starwood Capital, including individuals who are Trustees of the Trust and Directors of the Corporation, and certain other affiliates of Starwood Capital hold a 100% interest in the company that owns the Westin Innisbrook Resort and the Tamarron Hilton.

     In February 1999, the Company purchased in the open market from unaffiliated third parties debt securities of an affiliated party for $23 million.

                         STARWOOD HOTELS & RESORTS AND
                   STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

     In February 1998, a subsidiary of the Corporation leased a Gulfstream III Aircraft from an affiliate of Starwood Capital. The term of the lease is one year and automatically renews for one-year terms thereafter unless either party terminates the lease upon 90 days' written notice. The rent for the aircraft, which was set at approximately 90% of fair market value (based on two competitive bids from unrelated third parties) is (i) a monthly payment of 1.25% of the lessor's total costs relating to the aircraft (approximately $123,000 at the beginning of the lease) which shall be increased accordingly for additional costs incurred by the lessor plus (ii) $300 for each hour that the aircraft is in use.

     REALTY PARTNERSHIP AND OPERATING PARTNERSHIP. In November 1998, the Operating Partnership and other affiliates distributed certain partnership interests in Moorland Hotel LP ("Moorland") to the Corporation in exchange for the redemption of 576,995 units in the Operating Partnership held by the Corporation. Subsequently, the Corporation owned 100% of the net assets of Moorland and paid off the mortgage note payable in the amount of $37 million from Moorland to the Realty Partnership with proceeds from an intercompany loan from the Trust. The real and personal property of Moorland was then contributed to the Realty Partnership by the Corporation in exchange for 1,810,951 units in the Realty Partnership to conform to the ownership structure of the Company's other domestically owned hotels, excluding properties acquired in the ITT Merger. A three-year lease for the Moorland property, which provides for a monthly base rent of $333,000 and annual percentage rent payments, was entered into by the Trust and the Corporation.

     In December 1998, the Operating Partnership distributed its 100% interest in Midland Holding ("Midland") to the Corporation in redemption of 3,733,630 units in the Operating Partnership held by the Corporation. Subsequently, the Corporation owned 100% of the net assets of Midland and paid off the mortgage note payable in the amount of $22 million from Midland to the Realty Partnership with proceeds from an intercompany loan from the Trust. The real and personal property of Midland was then contributed to the Realty Partnership by the Corporation in exchange for 2,479,214 units in the Realty Partnership to conform to the ownership structure of the Company's other domestically owned hotels, excluding properties acquired in the ITT Merger. A three-year lease for the Midland hotel, which provides for a monthly base rent of $400,000 and annual percentage rent payments, was entered into by the Realty Partnership and the Corporation.

     EMPLOYEE AND OFFICER LOANS. In connection with specific employees' and officers' relocation to Starwood Hotels headquarters in 1998, Starwood Hotels made non-interest bearing loans to certain individuals. The original loan amounts totaled approximately $7.8 million and the amount outstanding at December 31, 1998 was approximately $6.9 million. These loans are due five years from the date of issuance or upon the individual's termination.

NOTE 24.  COMMITMENTS AND CONTINGENCIES

     LITIGATION. The Company is involved in various legal matters that have arisen in the normal course of business, some of which include claims for substantial sums. Reserves have been established when the outcome is probable and can be reasonably estimated. While the ultimate results of claims and litigation cannot be determined, the Company does not expect that the resolution of all legal matters will have a material adverse effect on its consolidated combined results of operations, financial position or cash flow.

     ENVIRONMENTAL MATTERS. The Company is subject to certain requirements and potential liabilities under various federal, state and local environmental laws, ordinances and regulations. Such laws often impose liability without regard to whether the current or previous owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances. Although the Company has incurred and expects to incur remediation and other environmental costs during the ordinary course of operations, management anticipates that such costs will not have a material adverse effect on the operations or financial condition of the Company.

                         STARWOOD HOTELS & RESORTS AND
                   STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

     CAPTIVE INSURANCE COMPANY. Through its captive insurance company, which was acquired in connection with the Westin Merger, the Company provides insurance coverage for workers' compensation and general liability claims arising at hotel properties owned or managed by the Company through policies written directly and through assumed reinsurance arrangements. Estimated insurance claims payable represent outstanding claims and those estimated to have been incurred but not reported based upon historical loss experience. Actual costs may vary from estimates based on trends of losses for filed claims and claims estimated to be incurred but not yet filed.

     Estimated insurance claims payable at December 31, 1998 was $26 million. At December 31, 1998, standby letters of credit amounting to $18.4 million had been issued to provide collateral for the estimated claims. The letters of credit are guaranteed by the predecessor owner of Westin and Bankers Trust Company.

     GUARANTEED LOANS AND COMMITMENTS. The Company has guaranteed certain loans and commitments of various ventures to which it is a party. These commitments, which in the aggregate were approximately $7.2 billion and $91 million at December 31, 1998 and 1997, respectively, are not expected to have a material adverse effect on the Company's consolidated financial position or results of operations.

     ITT INDUSTRIES. In 1995, the former ITT Corporation, renamed ITT Industries, Inc. ("ITT Industries"), distributed to its stockholders all of the outstanding shares of common stock of ITT, then a wholly owned subsidiary of ITT Industries (the "Distribution"). In connection with this Distribution, ITT, which was then named ITT Destinations, Inc., changed its name to ITT Corporation.

     For purposes of governing certain of the ongoing relationships between the Company and ITT Industries after the Distribution and spin-off of ITT and to provide for an orderly transition, the Company and ITT Industries have entered into various agreements including a spin-off agreement, Employee Benefits Services and Liability Agreement, Tax Allocation Agreement and Intellectual Property Transfer and License Agreements. The Company may be liable to or due reimbursement from ITT Industries relating to the resolution of certain pre-spin-off matters under these agreements.

NOTE 25.  BUSINESS SEGMENT INFORMATION

     The Company operates in four business segments within the hotel and gaming industries as follows:

  HOTELS

     Owned -- Represents a worldwide network of owned, leased or consolidated joint venture hotels and resorts operated under the Sheraton, Westin, St. Regis, The Luxury Collection, Ciga, Four Points and "W" brand names.

     Management and Franchise -- Represents fees earned on hotels managed worldwide, usually under long-term contracts with the hotel owner and franchise fees received in connection with the franchise of the Company's Sheraton, Westin and Four Points brand names.

     Other -- Represents the Company's interest in unconsolidated joint ventures.

  GAMING

     Gaming -- Represents the operations of casinos or other gaming facilities in the United States, Canada, the Philippines and South Africa, generally under the Caesars brand name.

     The Company evaluates the performance of its segments based primarily on operating income before interest expense, depreciation and amortization and income taxes. The Company's income taxes are included in the consolidated federal income tax return of the Company. Interest expense, interest income, depreciation

                         STARWOOD HOTELS & RESORTS AND
                   STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

and amortization and income taxes are not allocated to segments as management does not evaluate this information at a segment level.

     The following table presents revenues and other financial information by segment (in millions):

                                      HOTELS                                                   SIGNIFICANT ITEMS
                           ----------------------------                                  -----------------------------
                                     MANAGEMENT                                                   CONSOLIDATED
                                        AND                         TOTAL                DESERT      JOINT
                            OWNED    FRANCHISE    OTHER   GAMING   SEGMENT   CORPORATE   INN(B)   VENTURES(A)    OTHER      TOTAL
                           -------   ----------   -----   ------   -------   ---------   ------   ------------   -----     -------
1998
Revenues.................  $ 2,852      $239      $162    $1,263   $ 4,516     $  --      $116    $        104   $ (26)(f) $ 4,710
Operating profit
  (loss).................  $   908      $239      $ 42    $  318   $ 1,507     $ (72)     $(18)   $         15   $ (26)(f) $   601
                                                                                                                 $ (41)(c)
                                                                                                                 $(234)(d)
                                                                                                                 $(530)(g)
Interest expense.........                                                      $ 596      $ --    $          3   $  40(e)  $   639
Interest income..........                                                      $  --      $ --    $         --   $  26(f)  $    26
Depreciation and
  amortization...........                                                      $  --      $ 14    $         12   $ 530(g)  $   556
Income tax (expense)
  benefit................                                                      $ 116      $ --    $         (8)  $  --     $   108
Capital expenditures.....  $   427      $ --      $ --    $  405   $   832     $  --      $ --    $         --   $  --     $   832
Total assets.............  $12,199      $ --      $ --    $3,902   $16,101     $  --      $ --    $         --   $  --     $16,101
                                          --------------------------------------------------------------------

1997
Revenues.................  $ 1,465      $174      $ 57    $1,123   $ 2,819     $  --      $ 89    $         85   $ (19)(f) $ 2,974
Operating profit
  (loss).................  $   420      $174      $(34)   $  255   $   815     $ (66)     $(34)   $         18   $ (19)(f) $  (268)
                                                                                                                 $ (28)(c)
                                                                                                                 $(263)(g)
                                                                                                                 $(691)(h)
Interest expense.........                                                      $ 110      $  3    $         --   $  --     $   113
Interest income..........                                                      $  --      $ --    $         --   $  19(f)  $    19
Depreciation and
  amortization...........                                                      $  --      $  7    $         11   $ 263(g)  $   281
Income tax (expense)
  benefit................                                                      $(138)     $(15)   $         (6)  $  --     $  (159)
Capital expenditures.....  $   262      $ --      $ --    $  741   $ 1,003     $  --      $ --    $         --   $  --     $ 1,003
Total assets.............  $ 4,931      $ --      $ --    $3,594   $ 8,525     $  --      $ --    $         --   $  --     $ 8,525
                                          --------------------------------------------------------------------

1996
Revenues.................  $ 1,427      $165      $ 41    $1,159   $ 2,792     $  --      $126    $         81   $ (68)(f) $ 2,931
Operating profit
  (loss).................  $   431      $165      $(31)   $  291   $   856     $ (74)     $(10)   $         11   $ (68)(f) $   469
                                                                                                                 $(246)(g)
Interest expense.........                                                      $(158)     $ --    $         (6)  $  --     $  (164)
Interest income..........                                                      $  --      $ --    $         --   $  68(f)  $    68
Depreciation and
  amortization...........                                                      $  --      $  8    $          7   $ 246(g)  $   261
Income tax (expense)
  benefit................                                                      $(160)     $ (7)   $         (6)  $  --     $  (173)
Capital expenditures.....  $   298      $ --      $ --    $  230   $   528     $  --      $ --    $         --   $  --     $   528
Total assets.............  $ 6,029      $ --      $ --    $2,893   $ 8,922     $  --      $ --    $         --   $  --     $ 8,922

---------------
 (a) Represents minority interest in consolidated joint venture results. These results are not included by management in evaluating the segment results.

(b) Includes the operations of Desert Inn Resort and Casino in Las Vegas, Nevada, which is held for sale.

 (c) Represents preopening costs which were not allocated or evaluated at a segment level by management due to the change in accounting for start-up costs.

(d) Represents other non-recurring items including restructuring and other special charges of $204 million and selling, general and administrative expense of $30 million associated with vesting of restricted stock grants.

 (e) Represents interest expense of $40 million associated with the settlement of certain forward interest rate swaps.

 (f) Represents interest income earned by the Company, primarily from mortgage notes receivable secured by hotel properties, which management includes in other hotel operations in evaluating this segment.

 (g) Represents depreciation and amortization expense which management does not evaluate in segment operating profit.

(h) Represents restructuring and other special charges recorded by ITT in 1997.

                         STARWOOD HOTELS & RESORTS AND
                   STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

NOTE 26.  GEOGRAPHICAL INFORMATION -- TOTAL SEGMENTS

                                                               REVENUES                  LONG-LIVED ASSETS
                                                      --------------------------    ---------------------------
                                                       1998      1997      1996      1998       1997      1996
                                                      ------    ------    ------    -------    ------    ------
                                                                            (IN MILLIONS)
United States.......................................  $3,514    $1,944    $2,008    $ 8,138    $3,293    $3,065
Italy...............................................     325       302       300        655       610       701
All other international.............................     871       728       623      1,441     1,297     1,320
                                                      ------    ------    ------    -------    ------    ------
        Total.......................................  $4,710    $2,974    $2,931    $10,234    $5,200    $5,086
                                                      ======    ======    ======    =======    ======    ======

     There were no other individual international countries, except for Italy, which comprised over 10% of the total revenues and long-lived assets of the Company as of December 31, 1998, 1997 or 1996.

NOTE 27.  QUARTERLY RESULTS (UNAUDITED)

     The following unaudited quarterly results have been restated from amounts previously reported by the Company for the change in accounting policy related to non-owned managed hotel revenues (see Note 1).

                                                                   THREE MONTHS ENDED
                                                   --------------------------------------------------
                                                   MARCH 31    JUNE 30    SEPTEMBER 30    DECEMBER 31     YEAR
                                                   --------    -------    ------------    -----------    ------
                                                               (IN MILLIONS, EXCEPT PER UNIT DATA)
1998
Revenues.........................................   $  884     $1,282        $1,277         $1,267       $4,710
Costs and expenses...............................   $  767     $1,069        $1,292         $  981       $4,109
Income (loss) from continuing operations.........   $   28     $   70        $ (101)        $  144       $  141
Discontinued operations..........................   $  940     $  152        $   24         $   (2)      $1,114
Net income (loss)................................   $  968     $  222        $  (77)        $  142       $1,255
Earnings per Unit:
Basic --
  Income (loss) from continuing operations.......   $ 0.14     $ 0.35        $(0.56)        $ 0.80       $ 0.68
  Discontinued operations........................   $ 6.19     $ 0.80        $ 0.13         $(0.01)      $ 6.02
  Net income (loss)..............................   $ 6.33     $ 1.15        $(0.43)        $ 0.79       $ 6.70
Diluted --
  Income (loss) from continuing operations.......   $ 0.14     $ 0.35        $(0.56)        $ 0.76       $ 0.67
  Discontinued operations........................   $ 6.08     $ 0.75        $ 0.13         $(0.01)      $ 5.96
  Net income (loss)..............................   $ 6.22     $ 1.10        $(0.43)        $ 0.75       $ 6.63

1997
Revenues.........................................   $  666     $  768        $  741         $  799       $2,974
Costs and expenses...............................   $  667     $  628        $  608         $1,339       $3,242
Income (loss) from continuing operations.........   $   95     $  183        $   43         $ (591)      $ (270)
Discontinued operations..........................   $  (15)    $   14        $   15         $   11       $   25
Extraordinary item...............................   $   --     $   --        $   --         $  (42)      $  (42)
Cumulative effect of accounting change...........   $  (11)    $   --        $   --         $   --       $  (11)
Net income (loss)................................   $   69     $  197        $   58         $ (622)      $ (298)
Earnings per Unit:
Basic --
  Income (loss) from continuing operations.......   $ 0.76     $ 1.46        $ 0.34         $(4.69)      $(2.14)
  Discontinued operations........................   $(0.12)    $ 0.11        $ 0.12         $ 0.08       $ 0.20
  Extraordinary item.............................   $   --     $   --        $   --         $(0.33)      $(0.33)
  Cumulative effect of accounting change.........   $(0.09)    $   --        $   --         $   --       $(0.09)
  Net income.....................................   $ 0.55     $ 1.57        $ 0.46         $(4.94)      $(2.36)
Diluted --
  Income (loss) from continuing operations.......   $ 0.75     $ 1.44        $ 0.34         $(4.69)      $(2.14)
  Discontinued operations........................   $(0.12)    $ 0.11        $ 0.11         $ 0.08       $ 0.20
  Extraordinary item.............................   $   --     $   --        $   --         $(0.33)      $(0.33)
  Cumulative effect of accounting change.........   $(0.09)    $   --        $   --         $   --       $(0.09)
  Net income (loss)..............................   $ 0.54     $ 1.55        $ 0.45         $(4.94)      $(2.36)

                                  SCHEDULE II

                           STARWOOD HOTELS & RESORTS
                   STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

                       VALUATION AND QUALIFYING ACCOUNTS
                                 (IN MILLIONS)

                                                                          ADDITIONS (DEDUCTIONS)
                                                                  ---------------------------------------
                                                                                   CHARGED
                                                                    CHARGED        TO/FROM
                                                       BALANCE        TO            OTHER       PAYMENTS/     BALANCE
                                                      JANUARY 1    EXPENSES      ACCOUNTS(A)      OTHER     DECEMBER 31,
                                                      ---------   -----------   -------------   ---------   ------------
YEAR ENDED DECEMBER 31, 1998
Trade receivables -- allowance for doubtful
  accounts..........................................    $112         $ 52           $  28         $(118)        $ 74
Notes receivable -- allowance for doubtful
  accounts..........................................    $ 57         $ --           $  --         $ (24)        $ 33
Reserves included in accrued expenses and other
  liabilities:
  Restructuring and other special charges...........    $736         $204           $(134)        $(600)        $206
YEAR ENDED DECEMBER 31, 1997
Trade receivables -- allowance for doubtful
  accounts..........................................    $121         $ 65           $ (32)        $ (42)        $112
Notes receivable -- allowance for doubtful
  accounts..........................................    $ 50         $ --           $  --         $   7         $ 57
Reserves included in accrued expenses and other
  liabilities:
  Restructuring and other special charges...........    $ 39         $860(b)        $ (39)        $(124)        $736
YEAR ENDED DECEMBER 31, 1996
Trade receivables -- allowance for doubtful
  accounts..........................................    $ 81         $ 39           $  --         $   1         $121
Notes receivable -- allowance for doubtful
  accounts..........................................    $ 98         $ --           $  --         $ (48)        $ 50
Reserves included in accrued and other liabilities:
  Restructuring and other special charges...........    $ 65         $ --           $  --         $ (26)        $ 39

---------------

(a) Charged to/from other accounts:

                                                              TRADE RECEIVABLES -     RESTRUCTURING
                                                                 ALLOWANCE FOR          AND OTHER
                                                               DOUBTFUL ACCOUNTS     SPECIAL CHARGES
                                                              -------------------    ---------------
1998
Trade receivables...........................................         $ --                 $ (30)
Notes receivable............................................           --                   (20)
Other Investments...........................................           --                   (27)
Other assets................................................           --                   (40)
Other long-term liabilities.................................           --                   (17)
Acquired assets.............................................            7                    --
Assets held for sale........................................           21                    --
                                                                     ----                 -----
    Total charged to/from other accounts....................         $ 28                 $(134)
                                                                     ====                 =====
1997
Plant, property and equipment...............................         $ --                 $  (7)
Other assets................................................           --                   (32)
Assets held for sale........................................          (32)                   --
                                                                     ----                 -----
    Total charged to/from other accounts....................         $(32)                $ (39)
                                                                     ====                 =====

(b) Restructuring and other special charges:
Provision charged to costs and expenses.....................         $691
Provision charged to miscellaneous expense..................          169
                                                                     ----
                                                                     $860
                                                                     ====

                                  SCHEDULE III

                           STARWOOD HOTELS & RESORTS
                    REAL ESTATE AND ACCUMULATED DEPRECIATION

                               DECEMBER 31, 1998
                                 (IN MILLIONS)

                                                                                                              GROSS AMOUNT BOOK
                                                                 INITIAL COST TO       COSTS SUBSEQUENT           VALUE AT
                                                                     COMPANY            TO ACQUISITION        DECEMBER 31, 1998
                                                              ---------------------   -------------------   ---------------------
                                                                                                             (1)
                                                                                                                        (1)(2)
                                                                       BUILDING AND          BUILDING AND            BUILDING AND
DESCRIPTION                                CITY        STATE   LAND    IMPROVEMENTS   LAND   IMPROVEMENTS    LAND    IMPROVEMENTS
-----------                          ----------------  -----  ------   ------------   ----   ------------   ------   ------------
HOTEL ASSETS:
Plaza Hotel & Conference Center....  Tucson            AZ     $   --     $    5.0     $--       $ 1.1       $   --     $    6.1
Chicago Midland....................  Chicago           IL       23.8         17.6      --          --         23.8         17.6
St. Regis Aspen....................  Aspen             CO       20.4        139.5      --         0.1         20.4        139.6
Luxury Collection Hotel............  Houston           TX        6.1         41.5      --         0.1          6.1         41.6
Westin Central Park South..........  New York          NY         --         77.9      --         0.4           --         78.3
Westin Fairfax Hotel...............  Washington        DC        5.7         38.8      --         0.1          5.7         38.9
Four Points Hotel Denver Cherry
 Creek.............................  Denver            CO        3.7         22.4      --         0.2          3.7         22.6
Westin South Coast Plaza...........  Costa Mesa        CA         --         28.7      --         0.1           --         28.8
Westin Indianapolis................  Indianapolis      IN       12.9         73.3      --          --         12.9         73.3
Westin San Francisco Airport.......  Millbrae          CA       11.4         69.5      --          --         11.4         69.5
Westin Ft. Lauderdale..............  Ft. Lauderdale    FL        3.3         20.1      --          --          3.3         20.1
Westin Seattle.....................  Seattle           WA       21.6        149.2      --         0.1         21.6        149.4
Westin Cincinnati..................  Cincinnati        OH         --         62.8      --          --           --         62.8
Westin Tabor Center................  Denver            CO        9.8         66.8      --         0.4          9.8         67.1
Westin Galleria Houston............  Houston           TX         --         10.7      --          --           --         10.7
Westin Oaks........................  Houston           TX         --         13.2      --          --           --         13.2
The St. Regis......................  New York          NY       65.0        149.8      --          --         65.0        149.8
Danbury Hilton and Towers..........  Danbury           CT        2.0         15.8      --          --          2.0         15.8
BWI Airport Marriott...............  Baltimore         MD        3.6         51.6      --          --          3.6         51.6
Charleston Hilton North............  North Charleston  SC        2.6         24.1      --         0.2          2.6         24.3
Sheraton Edison Hotel Raritan
 Center............................  Edison            NJ        1.7         20.2      --         0.3          1.7         20.4
Courtyard by Marriott Crystal
 City..............................  Arlington         VA        3.7         31.0      --          --          3.7         31.1
Novi Hilton........................  Novi              MI        1.8         36.7      --         0.1          1.8         36.8
Sheraton Norfolk Waterside Hotel...  Norfolk           VA        5.2         44.9      --         0.2          5.2         45.1
Park Ridge Hotel...................  King of Prussia   PA        3.1         39.4      --         0.3          3.1         39.7
Westin Long Beach..................  Long Beach        CA        4.3         48.0      --          --          4.3         48.0
Sonoma County Hilton...............  Santa Rosa        CA        1.8         15.4      --         1.5          1.8         16.9
Tremont Hotel......................  Chicago           IL        3.2         17.2      --         0.6          3.2         17.8
Westin Stamford Hotel..............  Stamford          CT        6.2         27.2      --         0.3          6.2         27.5
Sheraton Tara Lexington Inn........  Lexington         MA        1.5         17.5      --          --          1.5         17.5


                                      ACCUMULATED
                                     DEPRECIATION &     YEAR OF        DATE
DESCRIPTION                           AMORTIZATION    CONSTRUCTION   ACQUIRED   LIFE
-----------                          --------------   ------------   --------   ----
HOTEL ASSETS:
Plaza Hotel & Conference Center....      $  0.2           1971        02/98      21
Chicago Midland....................          --           1934        12/98      40
St. Regis Aspen....................         3.7           1992        01/98      40
Luxury Collection Hotel............         1.1           1982        01/98      40
Westin Central Park South..........         3.0           1929        01/98      25
Westin Fairfax Hotel...............         1.2           1927        01/98      40
Four Points Hotel Denver Cherry
 Creek.............................         0.6           1979        01/98      40
Westin South Coast Plaza...........         1.1           1975        01/98      40
Westin Indianapolis................         2.1           1989        01/98      40
Westin San Francisco Airport.......         2.0           1987        01/98      40
Westin Ft. Lauderdale..............         0.6           1986        01/98      40
Westin Seattle.....................         3.9           1969        01/98      40
Westin Cincinnati..................         1.8           1981        01/98      40
Westin Tabor Center................         1.9           1984        01/98      40
Westin Galleria Houston............         1.2           1977        01/98       9
Westin Oaks........................         1.5           1971        01/98       9
The St. Regis......................         1.7           1904        06/98      40
Danbury Hilton and Towers..........         0.2           1981        05/98      40
BWI Airport Marriott...............         1.0           1988        02/98      40
Charleston Hilton North............         0.5           1983        02/98      40
Sheraton Edison Hotel Raritan
 Center............................         0.4           1987        02/98      40
Courtyard by Marriott Crystal
 City..............................         0.7           1990        02/98      40
Novi Hilton........................         0.8           1985        02/98      40
Sheraton Norfolk Waterside Hotel...         0.9           1976        02/98      40
Park Ridge Hotel...................         0.8           1973        02/98      40
Westin Long Beach..................         1.0           1988        02/98      40
Sonoma County Hilton...............         0.3           1984        02/98      40
Tremont Hotel......................         0.4           1974        02/98      40
Westin Stamford Hotel..............         0.6           1985        02/98      40
Sheraton Tara Lexington Inn........         0.4           1958        02/98      40

                                        SCHEDULE III (CONTINUED)
                                        STARWOOD HOTELS & RESORTS
                                REAL ESTATE AND ACCUMULATED DEPRECIATION
                                            DECEMBER 31, 1998
                                              (IN MILLIONS)

                                                                 INITIAL COST TO       COSTS SUBSEQUENT
                                                                     COMPANY            TO ACQUISITION
                                                              ---------------------   -------------------

                                                                       BUILDING AND          BUILDING AND
DESCRIPTION                                CITY        STATE   LAND    IMPROVEMENTS   LAND   IMPROVEMENTS
-----------                          ----------------  -----  ------   ------------   ----   ------------
Sheraton Tara Hotel, Newton........  Newton            MA         --         37.7      --          --
Sheraton Tara Hotel, South
 Portland..........................  South Portland    ME        2.9         20.6      --          --
Wayfarer Inn.......................  Bedford           NH        2.5         10.1      --         0.1
Merrimack Hotel & Conference
 Center............................  Merrimack         NH        0.7          0.3      --          --
Sheraton Tara Airport Hotel........  Warwick           RI        2.7         18.2      --         0.1
Sheraton Stamford Hotel............  Stamford          CT        5.8         43.4      --         0.1
Sheraton Tara Hotel, Braintree.....  Braintree         MA        4.9         59.0      --         0.1
Sheraton Ferncroft Resort
 Danvers...........................  Danvers           MA        4.8         55.6      --         0.1
Sheraton Tara Hotel, Framingham....  Framingham        MA        4.8         46.6      --         0.2
Four Points Hotel Hyannis Cape
 Cod...............................  Hyannis           MA        3.4         13.1      --         0.2
Sheraton Hyannis Resort............  Hyannis           MA        2.9         23.1      --         0.3
Sheraton Colonial Hotel & Golf Club
 Boston North......................  Lynnfield         MA        3.6         53.6      --         0.2
Sheraton Tara Hotel, Nashua........  Nashua            NH        4.4         23.3      --         0.1
Sheraton Tara Hotel, Parsippany....  Parsippany        NJ        5.1         89.2      --         0.1
Crowne Plaza New Orleans...........  New Orleans       LA        5.7         62.7      --          --
Best Western Airport Inn (NM)......  Albuquerque       NM         --         10.3      --         0.2
One Washington Circle..............  Washington        DC        2.0         23.6      --          --
Westin Aquila......................  Omaha             NE        1.9         10.9      --         0.1
Westin Mission Hills Resort........  Rancho Mirage     CA        6.6        105.7      --        (0.1)
Riverside Inn......................  Portland          OR        1.8         21.7      --         0.1
Days Inn City Center...............  Portland          OR        2.2         18.0      --         0.6
Days Inn  -- Town Center...........  Seattle           WA         --          1.7      --         0.3
Sixth Avenue Inn...................  Seattle           WA         --          2.7      --         0.2
Edmond Meany Hotel.................  Seattle           WA        2.0         16.3      --          --
San Diego Marriott Suites..........  San Diego         CA        2.2         42.5      --          --
Raphael Hotel......................  Chicago           IL        3.0         18.2      --         0.2
Westin Southfield -- Detroit.......  Southfield        MI        1.7         52.0      --         0.2
Sheraton Indianapolis North
 Hotel.............................  Indianapolis      IN        7.2         43.7      --         0.7
Sheraton Gainesville Hotel.........  Gainesville       FL        2.5          8.1      --         1.0
Marriott Forrestal Village Hotel...  Princeton         NJ        3.2         31.6      --         0.1
Westwood Marquis Hotel & Gardens...  Los Angeles       CA        5.2         22.1      --         0.8

                                                   SCHEDULE III (CONTINUED)
                                                   STARWOOD HOTELS & RESORTS
                                REA        REAL ESTATE AND ACCUMULATED DEPRECIATION
                                                       DECEMBER 31, 1998
                                                         (IN MILLIONS)
                                       GROSS AMOUNT BOOK
                                           VALUE AT
                                       DECEMBER 31, 1998
                                     ---------------------
                                      (1)
                                                 (1)(2)       ACCUMULATED
                                              BUILDING AND   DEPRECIATION &     YEAR OF        DATE
DESCRIPTION                           LAND    IMPROVEMENTS    AMORTIZATION    CONSTRUCTION   ACQUIRED   LIFE
-----------                          ------   ------------   --------------   ------------   --------   ----
Sheraton Tara Hotel, Newton........      --         37.8            2.9           1968        02/98      10
Sheraton Tara Hotel, South
 Portland..........................     2.9         20.6            0.4           1973        02/98      40
Wayfarer Inn.......................     2.5         10.1            0.2           1966        02/98      40
Merrimack Hotel & Conference
 Center............................     0.7          0.3             --           1979        02/98      40
Sheraton Tara Airport Hotel........     2.7         18.3            0.4           1979        02/98      40
Sheraton Stamford Hotel............     5.8         43.6            0.9           1984        02/98      40
Sheraton Tara Hotel, Braintree.....     4.9         59.1            1.2           1971        02/98      40
Sheraton Ferncroft Resort
 Danvers...........................     4.8         55.7            1.2           1978        02/98      40
Sheraton Tara Hotel, Framingham....     4.8         46.8            1.0           1973        02/98      40
Four Points Hotel Hyannis Cape
 Cod...............................     3.4         13.3            0.3           1975        02/98      40
Sheraton Hyannis Resort............     2.9         23.4            0.5           1967        02/98      40
Sheraton Colonial Hotel & Golf Club
 Boston North......................     3.6         53.8            1.1           1966        02/98      40
Sheraton Tara Hotel, Nashua........     4.4         23.4            0.5           1980        02/98      40
Sheraton Tara Hotel, Parsippany....     5.1         89.2            1.9           1987        02/98      40
Crowne Plaza New Orleans...........     5.7         62.8            1.3           1984        02/98      40
Best Western Airport Inn (NM)......      --         10.5            0.3           1980        02/98      30
One Washington Circle..............     2.0         23.6            0.5           1964        02/98      40
Westin Aquila......................     1.9         11.0            0.3           1924        02/98      40
Westin Mission Hills Resort........     6.6        105.7            2.2           1987        02/98      40
Riverside Inn......................     1.8         21.8            0.5           1964        02/98      40
Days Inn City Center...............     2.2         18.6            0.4           1962        02/98      40
Days Inn  -- Town Center...........      --          2.0            1.9           1957        09/86      10
Sixth Avenue Inn...................      --          2.9            2.7           1959        09/86      12
Edmond Meany Hotel.................     2.0         16.4            0.3           1932        02/98      40
San Diego Marriott Suites..........     2.2         42.5            0.9           1989        02/98      40
Raphael Hotel......................     3.0         18.4            0.4           1929        02/98      40
Westin Southfield -- Detroit.......     1.7         52.1            1.1           1987        02/98      40
Sheraton Indianapolis North
 Hotel.............................     7.2         44.4            0.9           1983        02/98      40
Sheraton Gainesville Hotel.........     2.5          9.1            0.2           1974        02/98      40
Marriott Forrestal Village Hotel...     3.2         31.7            0.7           1987        02/98      40
Westwood Marquis Hotel & Gardens...     5.2         22.9            0.5           1969        02/98      40

                                        SCHEDULE III (CONTINUED)
                                        STARWOOD HOTELS & RESORTS
                                REAL ESTATE AND ACCUMULATED DEPRECIATION
                                            DECEMBER 31, 1998
                                              (IN MILLIONS)

                                                                 INITIAL COST TO       COSTS SUBSEQUENT
                                                                     COMPANY            TO ACQUISITION
                                                              ---------------------   -------------------

                                                                       BUILDING AND          BUILDING AND
DESCRIPTION                                CITY        STATE   LAND    IMPROVEMENTS   LAND   IMPROVEMENTS
-----------                          ----------------  -----  ------   ------------   ----   ------------
Deerfield Beach Hilton.............  Deerfield         FL        1.5         17.8      --         0.3
Sheraton Denver Tech Center
 Hotel.............................  Denver            CO        2.3         26.7      --         0.1
Days Inn Lake Shore Drive..........  Chicago           IL       11.3         41.6      --         0.1
Sheraton Milwaukee.................  Milwaukee         WI        4.9         27.8      --          --
W -- Tuscany.......................  New York          NY        1.7         11.8      --         6.0
W -- The Court.....................  New York          NY        6.1         21.0      --         7.2
Residence Inn Tyson's Corner.......  Vienna            VA        1.2         17.0      --         0.5
Westin Hermitage...................  Nashville         TN        2.4         15.4      --         0.3
Hotel De La Poste..................  New Orleans       LA        1.7         18.0      --         0.2
Tyee Hotel.........................  Olympia           WA        2.0          6.3      --         0.2
Capital Hill Suites................  Washington        DC        2.0         15.4      --         0.2
Holiday Inn -- Albany..............  Albany            GA        2.0          5.1      --          --
Doubletree Club Hotel Rancho
 Bernardo..........................  Rancho Bernardo   CA        2.7         20.4      --         0.1
Four Points Hotel Wichita..........  Wichita           KS        3.4          6.4      --         0.2
Sheraton Chapel Hill Hotel.........  Chapel Hill       NC        2.2         15.4      --          --
Sheraton Colony Square.............  Atlanta           GA        3.4         64.4      --         0.4
W -- Doral Inn.....................  New York          NY        8.5           --      --          --
Sheraton Buckhead Hotel Atlanta....  Atlanta           GA        4.7         34.6      --         2.0
Four Points Hotel Atlanta
 Buckhead..........................  Atlanta           GA        2.3         15.4      --         0.1
Holiday Inn -- Calverton...........  Beltsville        MD        2.7         17.4      --          --
Westin Washington, DC..............  Washington        DC        8.5         38.5      --          --
Park Plaza Hotel...................  Boston            MA       12.5        124.0      --         3.4
Westin Philadelphia Int'l
 Airport...........................  Philadelphia      PA        2.9         29.9      --         0.2
Sheraton Philadelphia Airport......  Philadelphia      PA        1.9          7.1      --         1.2
Sheraton Suites Tampa Airport......  Tampa             FL        2.3         30.5      --         0.7
Clarion at San Francisco Airport...  Milbrae           CA        7.2         46.6      --         1.2
Sheraton Tucson Hotel & Suites.....  Tucson            AZ        1.8         14.3      --         0.2
W -- Atlanta.......................  Atlanta           GA        3.8         11.4      --         0.6
Sheraton Minneapolis Metrodome.....  Minneapolis       MN        1.8         26.7      --         0.3
Westin Atlanta N. at Perimeter.....  Atlanta           GA        5.4         45.4      --          --
Westin Los Angeles Airport.........  Los Angeles       CA        8.8         40.4      --         0.2

                                                   SCHEDULE III (CONTINUED)
                                                   STARWOOD HOTELS & RESORTS
                                REA        REAL ESTATE AND ACCUMULATED DEPRECIATION
                                                       DECEMBER 31, 1998
                                                         (IN MILLIONS)
                                       GROSS AMOUNT BOOK
                                           VALUE AT
                                       DECEMBER 31, 1998
                                     ---------------------
                                      (1)
                                                 (1)(2)       ACCUMULATED
                                              BUILDING AND   DEPRECIATION &     YEAR OF        DATE
DESCRIPTION                           LAND    IMPROVEMENTS    AMORTIZATION    CONSTRUCTION   ACQUIRED   LIFE
-----------                          ------   ------------   --------------   ------------   --------   ----
Deerfield Beach Hilton.............     1.5         18.0            0.4           1985        02/98      40
Sheraton Denver Tech Center
 Hotel.............................     2.3         26.7            0.6           1986        02/98      40
Days Inn Lake Shore Drive..........    11.3         41.7            0.9           1965        02/98      40
Sheraton Milwaukee.................     4.9         27.8            0.1           1972        02/98      40
W -- Tuscany.......................     1.7         17.9            0.3           1935        02/98      40
W -- The Court.....................     6.1         28.3            0.5           1927        02/98      40
Residence Inn Tyson's Corner.......     1.2         17.6            0.4           1984        02/98      40
Westin Hermitage...................     2.4         15.7            0.3           1910        02/98      40
Hotel De La Poste..................     1.7         18.2            0.4           1973        02/98      40
Tyee Hotel.........................     2.0          6.4            0.1           1961        02/98      40
Capital Hill Suites................     2.0         15.6            0.3           1955        02/98      40
Holiday Inn -- Albany..............     2.0          5.1            0.1           1989        02/98      40
Doubletree Club Hotel Rancho
 Bernardo..........................     2.7         20.5            0.4           1988        02/98      40
Four Points Hotel Wichita..........     3.4          6.6             --           1974        02/98      40
Sheraton Chapel Hill Hotel.........     2.2         15.4            0.3           1981        02/98      40
Sheraton Colony Square.............     3.4         64.7            1.4           1973        02/98      40
W -- Doral Inn.....................     8.5           --             --           1927        02/98      40
Sheraton Buckhead Hotel Atlanta....     4.7         36.6            0.8           1975        02/98      40
Four Points Hotel Atlanta
 Buckhead..........................     2.3         15.5            0.3           1965        02/98      40
Holiday Inn -- Calverton...........     2.7         17.5            0.4           1987        02/98      40
Westin Washington, DC..............     8.5         38.5            0.8           1984        02/98      40
Park Plaza Hotel...................    12.5        127.2            9.4           1927        02/98      40
Westin Philadelphia Int'l
 Airport...........................     2.9         30.0            0.6           1985        02/98      40
Sheraton Philadelphia Airport......     1.9          8.3            0.2           1984        02/98      40
Sheraton Suites Tampa Airport......     2.3         31.3            0.6           1987        02/98      40
Clarion at San Francisco Airport...     7.2         47.7            0.9           1962        02/98      40
Sheraton Tucson Hotel & Suites.....     1.8         14.5            0.3           1986        02/98      40
W -- Atlanta.......................     3.8         12.1            0.2           1980        02/98      40
Sheraton Minneapolis Metrodome.....     1.8         27.0            0.6           1980        02/98      40
Westin Atlanta N. at Perimeter.....     5.4         45.4            1.0           1986        02/98      40
Westin Los Angeles Airport.........     8.8         40.6            0.8           1986        02/98      40

                                        SCHEDULE III (CONTINUED)
                                        STARWOOD HOTELS & RESORTS
                                REAL ESTATE AND ACCUMULATED DEPRECIATION
                                            DECEMBER 31, 1998
                                              (IN MILLIONS)

                                                                 INITIAL COST TO       COSTS SUBSEQUENT
                                                                     COMPANY            TO ACQUISITION
                                                              ---------------------   -------------------

                                                                       BUILDING AND          BUILDING AND
DESCRIPTION                                CITY        STATE   LAND    IMPROVEMENTS   LAND   IMPROVEMENTS
-----------                          ----------------  -----  ------   ------------   ----   ------------
Doubletree Hotel Minneapolis
 Airport at the Mall...............  Bloomington       MN        2.9         47.6      --         0.3
Westin Horton Plaza San Diego......  San Diego         CA        6.5         88.4      --         1.0
Ritz-Carlton Kansas City...........  Kansas City       MO        9.4         52.6      --         1.7
Ritz-Carlton Philadelphia..........  Philadelphia      PA        5.2         56.5      --         0.1
Sheraton Ft. Lauderdale Airport
 Hotel.............................  Dania             FL        2.9         27.1      --         0.1
Westin Waltham Hotel...............  Waltham           MA        5.0         63.9      --         0.1
Sheraton Needham Hotel.............  Needham           MA        3.0         40.6      --          --
Allentown Hilton...................  Allentown         PA        1.2         17.3      --         0.2
Arlington Park Hilton..............  Arlington         IL        5.5         42.3      --         0.4
                                     Heights
                                                              ------     --------     ----      -----
                                                              $487.6     $3,610.4     $--       $41.9
                                                              ======     ========     ====      =====
Land...............................
Furniture, fixtures and
 equipment.........................
Construction in progress...........

                                                   SCHEDULE III (CONTINUED)
                                                   STARWOOD HOTELS & RESORTS
                                REA        REAL ESTATE AND ACCUMULATED DEPRECIATION
                                                       DECEMBER 31, 1998
                                                         (IN MILLIONS)
                                       GROSS AMOUNT BOOK
                                           VALUE AT
                                       DECEMBER 31, 1998
                                     ---------------------
                                      (1)
                                                 (1)(2)       ACCUMULATED
                                              BUILDING AND   DEPRECIATION &     YEAR OF        DATE
DESCRIPTION                           LAND    IMPROVEMENTS    AMORTIZATION    CONSTRUCTION   ACQUIRED   LIFE
-----------                          ------   ------------   --------------   ------------   --------   ----
Doubletree Hotel Minneapolis
 Airport at the Mall...............     2.9         48.0            1.0           1975        02/98      40
Westin Horton Plaza San Diego......     6.5         89.3            1.9           1987        02/98      40
Ritz-Carlton Kansas City...........     9.4         54.3            1.1           1973        02/98      40
Ritz-Carlton Philadelphia..........     5.2         56.7            1.2           1990        02/98      40
Sheraton Ft. Lauderdale Airport
 Hotel.............................     2.9         27.2            0.5           1985        02/98      40
Westin Waltham Hotel...............     5.0         63.9            1.3           1990        02/98      40
Sheraton Needham Hotel.............     3.0         40.6            0.9           1986        02/98      40
Allentown Hilton...................     1.2         17.5            0.4           1981        02/98      40
Arlington Park Hilton..............     5.5         42.7            0.9           1968        02/98      40
                                     ------     --------         ------
                                     $487.6      3,652.3           95.8
                                     ======
Land...............................                487.6             --
Furniture, fixtures and
 equipment.........................                280.2           50.1
Construction in progress...........                154.9             --
                                                --------         ------
                                                $4,575.0         $145.9
                                                ========         ======

---------------

(1) As of December 31, 1998, land, building, furniture, fixtures and equipment and construction in progress have a cost basis of $415.7 million, $2,315.1 million, $353.1 million and $154.9 million, respectively, for federal income tax purposes.

(2) Building and improvements include amounts allocated for leasehold interest in land and net assets held for sale.

                           STARWOOD HOTELS & RESORTS
                    REAL ESTATE AND ACCUMULATED DEPRECIATION

                                 (IN MILLIONS)

     A reconciliation of the Trust's investment in real estate, furniture and fixtures and related accumulated depreciation is as follows:

                                                                   YEAR ENDED
                                                                DECEMBER 31, 1998
                                                                -----------------
REAL ESTATE AND FURNITURE AND FIXTURES:
Balance at beginning of period..............................         $4,255
Additions during period:
  Acquisitions..............................................            314
  Improvements..............................................            206
Deductions during period:
  Sale of properties........................................           (200)
                                                                     ------
Balance at end of period....................................         $4,575
                                                                     ======
ACCUMULATED DEPRECIATION:
Balance at beginning of period..............................         $  (49)
Additions during period:
  Depreciation expense......................................           (123)
Deductions during period:
  Sale of properties........................................             26
                                                                     ------
Balance at end of period....................................         $ (146)
                                                                     ======

                                  SCHEDULE IV

                           STARWOOD HOTELS & RESORTS
                         MORTGAGE LOANS ON REAL ESTATE

                               DECEMBER 31, 1998
                                 (IN MILLIONS)

                                                                                                                 PRINCIPAL AMOUNT
                                                                                    ORIGINAL                     OF LOANS SUBJECT
                                                                                      FACE         CARRYING       TO DELINQUENT
                              INTEREST      FINAL                          PRIOR    AMOUNT OF     AMOUNT OF        PRINCIPAL OR
DESCRIPTION                     RATE       MATURITY    PERIODIC PAYMENT    LIENS    MORTGAGES    MORTGAGES(1)        INTEREST
-----------                  ----------    --------    ----------------    -----    ---------    ------------    ----------------
First Mortgages:
    Ramada Inn -- Tucker,
      GA...................    9.00%         1998                 17(3)     No       $    2         $    2
    Ramada
      Suites -- Secaucus,
      NJ...................     (2)          1999         Adjustable(4)     No           14             12
    Westin Maui -- Maui,
      HI...................    10.00%        2000                   (5)     No          105            105
    Harvey Hotel
      Addison -- Dallas,
      TX...................    8.00%         2002                324(6)     No           11              8
    Harvey Bristol
      Suites -- Dallas,
      TX...................    8.00%         2002                518(7)     No           18             13
    Harvey DFW Airport
      Hotel -- Dallas,
      TX...................    8.00%         2002                806(8)     No           28             21
    Vagabond
      Inns -- Modesto,
      CA...................    10.00%        2006                   (9)     No            2              1
    Ramada
      Inn -- Fayetteville,
      NC...................    9.00%         2006                  9(10)    No            1             --
Second Mortgages:
    Harvey Hotel
      Addison -- Dallas,
      TX...................  Prin. Only      2002                  2(11)   Yes           --             --
    Harvey Bristol
      Suites -- Dallas,
      TX...................  Prin. Only      2002                  5(12)   Yes           --             --
    Harvey DFW Airport
      Hotel -- Dallas,
      TX...................  Prin. Only      2002                  2(13)   Yes           --             --
    Westin
      Portland -- Portland,
      OR...................    11.50%        2003                   (14)   Yes            2              2
                                                                                     ------         ------
                                                                                     $  183         $  164
                                                                                     ======         ======
Intercompany Mortgage Loans
First Mortgages:
    W New York, NY.........    9.50%         2006                   (15)    No       $   40         $   40
    Westin
      Regina -- Cancun,
      Mexico...............    8.00%         1999                   (16)    No           41             39
    Westin Regina -- Los
      Cabos, Mexico........    8.00%         1999                   (16)    No           53             44
    Westin Regina -- Puerto
      Vallarta, Mexico.....    8.00%         1999                   (16)    No           25             23
    Westin
      Hotel -- Turnberry,
      Scotland.............    10.00%        2000                   (17)    No           27             30
    ITT Corporation
      Mortgage Note........    8.50%         2005                   (18)    No        2,699          2,699
    Starwood Hotels &
      Resorts Worldwide,
      Inc..................    8.50%         2005                   (18)    No          100            100
    Starwood Hotels &
      Resorts Worldwide,
      Inc..................    8.50%         2005                   (18)    No           50             50
                                                                                     ------         ------
                                                                                     $3,035         $3,025
                                                                                     ======         ======

                                                                     (Continued)

---------------
 (1) As of December 31, 1998, the aggregate cost (before allowance for loan losses) for federal income tax purposes is not significantly different from that used for book purposes.

 (2) The interest rate is the ninety-day LIBOR plus 1.25% or prime rate, at borrower's option. At December 31, 1998, the interest rate was 6.5625%.

 (3) Forbearance agreement extended due date to 1999. Payments of $20,000 due monthly towards interest and principal.

 (4) Principal and interest due monthly. Principal amount adjusts annually based on note schedule.

 (5) Interest only payable monthly. Interest based on current principal balance and 10% interest rate. Principal balance comprised of initial advance of $105 million with additional advances up to $121 million available. Principal and all accrued and unpaid interest are due January 29, 2000.

 (6) Principal and interest due quarterly based on note schedule. A 25% participation on both the first and second mortgages was sold to a third party in 1995.

 (7) Principal and interest due quarterly based on note schedule.

 (8) Principal and interest due quarterly based on note schedule.

 (9) Note provides for monthly payments of interest plus additional annual payments based on a percentage of the hotel's sales, a portion of which is applied to principal. On April 29, 1996, the borrower exercised its right under the terms of the note to extend the maturity of the note to June 2006.

(10) Principal and interest due monthly based on a 12-year amortization schedule with unpaid principal of $9,000 due in December 2006.

(11) Forty equal principal payments of $125,125 each of which the Realty Partnership has a 2.0% interest. The note carrying amount is net of $39,000 allowance. The face amount represents the Realty Partnership's 2.0% interest in the mortgage loan. The remaining payment amounts are passed through to the participants.

(12) Forty equal principal payments of $237,500 each of which the Realty Partnership has a 2.0% interest. The note carrying amount is net of $76,000 allowance. The face amount represents the Realty Partnership's 2.0% interest in the mortgage loan. The remaining payment amounts are passed through to the participants.

(13) Forty equal principal payments of $90,000 each of which the Realty Partnership has a 2.0% interest. The note carrying amount is net of $29,000 allowance. The face amount represents the Realty Partnership's 2.0% interest in the mortgage loan. The remaining payment amounts are passed through to the participants.

(14) Interest only payable monthly. Interest calculated based upon 11.5% interest rate, $1.8 million principal balance and actual/365-day basis. Principal and all accrued and unpaid interest are due June 4, 2003.

(15) One hundred thirty-two equal installments of interest only. Principal and all accrued and unpaid interest due October 1, 2006.

(16) Principal and all accrued and unpaid interest are due May 1999.

(17) Interest only payable monthly. Principal and all accrued and unpaid interest are due December 2000.

(18) Interest only payable monthly. Principal and all accrued and unpaid interest are due February 2005.

                                                                     (Continued)

                           STARWOOD HOTELS & RESORTS
                        RECONCILIATION OF MORTGAGE LOANS
                                 (IN MILLIONS)

                                                              YEAR ENDED DECEMBER 31,
                                                              -----------------------
                                                              1998     1997     1996
                                                              -----    -----    -----
Balance at beginning of period..............................  $ 51     $ 91     $ 80
Additions:
  New mortgage loans........................................   107       --       31
  Purchase accounting revaluation...........................    12        5        3
Deductions:
  Principal repayments......................................    (6)     (45)     (23)
                                                              ----     ----     ----
Balance at end of period....................................  $164     $ 51     $ 91
                                                              ====     ====     ====

                       INTERCOMPANY MORTGAGE ROLLFORWARD
                               DECEMBER 31, 1998
                                 (IN MILLIONS)

                                                           BEGINNING               ACCRUED    PRINCIPAL   ENDING
DESCRIPTION                                                 BALANCE    ADDITIONS   INTEREST   PAYMENTS    BALANCE
-----------                                                ---------   ---------   --------   ---------   -------
W New York...............................................   $   40        $--        $--        $ --      $   40
Westin Regina -- Cancun(1)...............................       43        --           2          (6)         39
Westin Regina -- Los Cabos(1)............................       55        --           3         (14)         44
Westin Regina -- Puerto Vallarta(1)......................       26        --           2          (5)         23
Westin Hotel -- Turnberry(1).............................       28        --           2          --          30
ITT Corporation..........................................    2,699        --          --          --       2,699
Starwood Hotels & Resorts Worldwide, Inc.................      100        --          --          --         100
Starwood Hotels & Resorts Worldwide, Inc.................       50        --          --          --          50
                                                            ------        --         ---        ----      ------
                                                            $3,041        $--        $ 9        $(25)     $3,025
                                                            ======        ==         ===        ====      ======

---------------
(1) Per mortgage loan agreements, the borrowers are not required to pay monthly interest if the cash flows are insufficient. Thus, the Trust has accrued interest on the notes.

                        INDEX OF EXHIBITS FILED HEREWITH

 3.2 Charter of the Corporation, amended and restated as of February 1, 1995, as amended through March 26, 1999.
10.1     Third Amended and Restated Limited Partnership Agreement for
         Realty Partnership, dated January 6, 1999, among the Trust and the limited partners of Realty Partnership.
10.2     Third Amended and Restated Limited Partnership Agreement for
         Operating Partnership, dated January 6, 1999, among the
         Corporation and the limited partners of Operating
         Partnership.
10.9     Employment Agreement, dated October 1, 1998, between the
         Corporation and Thomas C. Janson, Jr.(1)(2)
10.50 Sixth Amendment to the Credit Agreement, dated as of December 15, 1998, among the Trust, Realty Partnership, the
         Corporation, ITT, the lenders party to the Credit Agreement, BTC and Chase Bank, as Administrative Agents, and Lehman
         Paper and Bank of Montreal, as Syndication Agents.
10.51 Seventh Amendment to the Credit Agreement, dated as of February 1999, among the Trust, Realty Partnership, the
         Corporation, ITT, the lenders party to the Credit Agreement, BTC and Chase Bank, as Administrative Agents, and Lehman
         Paper and Bank of Montreal, as Syndication Agents.
10.58    Loan Agreement, dated as of January 27, 1999, among the
         Borrowers named therein, as Borrowers, Starwood Operator I
         LLC, as Operator, and Lehman Capital.
12.1     Calculation of Ratio of Earnings to Total Fixed Charges.
21.1     Subsidiaries of the Registrants.
23.1     Consent of Arthur Andersen LLP.
27.1 Financial Data Schedule for the Corporation for the twelve months ended December 31, 1998.
27.2 Financial Data Schedule for the Trust for the twelve months ended December 31, 1998.
27.3 Restated Financial Data Schedule for the Corporation for the nine months ended September 30, 1998.
27.4 Restated Financial Data Schedule for the Trust for the nine months ended September 30, 1998.
27.5 Restated Financial Data Schedule for the Corporation for the six months ended June 30, 1998.
27.6 Restated Financial Data Schedule for the Trust for the six months ended June 30, 1998.
27.7 Restated Financial Data Schedule for the Corporation for the three months ended March 31, 1998.
27.8 Restated Financial Data Schedule for the Trust for the three months ended March 31, 1998.
27.9 Restated Financial Data Schedule for the Corporation for the twelve months ended December 31, 1997.
27.10 Restated Financial Data Schedule for the Corporation for the nine months ended September 30, 1997.
27.11 Restated Financial Data Schedule for the Corporation for the six months ended June 30, 1997.
27.12 Restated Financial Data Schedule for the Corporation for the three months ended March 31, 1997.
27.13 Restated Financial Data Schedule for the Corporation for the twelve months ended December 31, 1996.