Form 10-Q
period 2000-03-31
STARWOOD HOTELS & RESORTS; STARWOOD HOTEL & RESORTS WORLDWIDE INC
filed 2000-05-15
CIK 48595, 316206

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2000

OR

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition Period from                    to

Commission File Number: 1-7959	Commission File Number: 1-6828
STARWOOD HOTELS & RESORTS WORLDWIDE, INC	STARWOOD HOTELS & RESORTS
(Exact name of Registrant as specified in its charter)	(Exact name of Registrant as specified in its charter)

Maryland	Maryland
(State or other jurisdiction of incorporation or organization)	(State or other jurisdiction of incorporation or organization)

52-1193298	52-0901263
(I.R.S. employer identification no.)	(I.R.S. employer identification no.)

777 Westchester Avenue	777 Westchester Avenue
White Plains, NY 10604	White Plains, NY 10604
(Address of principal executive offices, including zip code)	(Address of principal executive offices, including zip code)

(914) 640-8100	(914) 640-8100
(Registrant’s telephone number, including area code)	(Registrant’s telephone number, including area code)

      Indicate by check mark whether the Registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. Yes  [X]  No  [   ]

      Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

      190,246,969 shares of common stock, par value $0.01 per share, of Starwood Hotels & Resorts Worldwide, Inc. attached to and traded together with 189,643,989 Class B shares of beneficial interest, par value $0.01 per share, of Starwood Hotels & Resorts, and 100 Class A shares of beneficial interest, par value $0.01 per share, of Starwood Hotels & Resorts, all outstanding as of May 10, 2000.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
STARWOOD HOTELS & RESORTS WORLDWIDE, INC. CONSOLIDATED BALANCE SHEETS
STARWOOD HOTELS & RESORTS WORLDWIDE, INC. CONSOLIDATED STATEMENTS OF OPERATIONS
STARWOOD HOTELS & RESORTS WORLDWIDE, INC. CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
STARWOOD HOTELS & RESORTS WORLDWIDE, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS
STARWOOD HOTELS & RESORTS CONSOLIDATED BALANCE SHEETS
STARWOOD HOTELS & RESORTS CONSOLIDATED STATEMENTS OF OPERATIONS
STARWOOD HOTELS & RESORTS CONSOLIDATED STATEMENTS OF CASH FLOWS
STARWOOD HOTELS & RESORTS WORLDWIDE, INC. AND STARWOOD HOTELS & RESORTS NOTES TO FINANCIAL STATEMENTS
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Item 3. Quantitative and Qualitative Disclosures about Market Risk.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings.
Item 2. Changes in Securities and Use of Proceeds.
Item 6. Exhibits and Reports on Form 8-K.

		Page

PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements
	Starwood Hotels & Resorts Worldwide, Inc.:

	Consolidated Balance Sheets as of March 31, 2000 and December 31, 1999	3

	Consolidated Statements of Operations for the Three Months Ended March 31, 2000 and 1999	4

	Consolidated Statements of Comprehensive Income for the Three Months Ended March 31, 2000 and 1999	5

	Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2000 and 1999	6
	Starwood Hotels & Resorts:

	Consolidated Balance Sheets as of March 31, 2000 and December 31, 1999	7

	Consolidated Statements of Operations for the Three Months Ended March 31, 2000 and 1999	8

	Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2000 and 1999	9

	Notes to Financial Statements	10

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	19

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	19

Item 2.	Changes in Securities and Use of Proceeds	19

Item 6.	Exhibits and Reports on Form 8-K	19

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.

      The following unaudited consolidated financial statements of Starwood Hotels & Resorts Worldwide, Inc. (the “Corporation”) and Starwood Hotels & Resorts (the “Trust” and, together with the Corporation, “Starwood” or the “Company”) are provided pursuant to the requirements of this Item. In the opinion of management, all adjustments necessary for fair presentation, consisting of normal recurring adjustments, have been included. The consolidated financial statements presented herein have been prepared in accordance with the accounting policies described in the Company’s Joint Annual Report on Form 10-K for the year ended December 31, 1999 filed on March 30, 2000. See the notes to financial statements for the basis of presentation. The consolidated financial statements should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere herein. Results for the three months ended March 31, 2000 are not necessarily indicative of results to be expected for the full fiscal year ending December 31, 2000.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

CONSOLIDATED BALANCE SHEETS

(In millions, except share data)

	March 31,	December 31,
	2000	1999

	(Unaudited)

ASSETS

Current assets:

Cash and cash equivalents	$443	$436

Accounts receivable, net of allowance for doubtful accounts of $57 and $62.	504	468

Inventories	180	167

Prepaid expenses and other	107	92

Total current assets	1,234	1,163

Investments	450	442

Plant, property and equipment, net	7,735	7,787

Goodwill and intangible assets, net	2,950	2,872

Other assets	526	557

Net assets of discontinued operations	102	104

	$12,997	$12,925

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:

Accounts payable	$186	$205

Accrued expenses	793	812

Short-term borrowings and current maturities of long-term debt	915	988

Accrued taxes and other	305	300

Total current liabilities	2,199	2,305

Long-term debt	5,048	4,643

Deferred income taxes	1,462	1,470

Other liabilities	450	434

	9,159	8,852

Minority interest	40	228

Equity put options	19	19

Class B exchangeable preferred shares of the Trust, at redemption value of $38.50	136	136

Commitments and contingencies

Stockholders’ equity:

Class A exchangeable preferred shares of the Trust; $0.01 par value; authorized 30,000,000 shares; outstanding 3,669,546 shares at March 31, 2000 and December 31, 1999.	—	—

Corporation common stock; $0.01 par value; authorized 1,050,000,000 shares; outstanding 189,274,556 and 189,271,522 shares at March 31, 2000 and December 31, 1999, respectively	2	2

Trust Class B shares of beneficial interest; $0.01 par value; authorized 1,000,000,000 shares; outstanding 189,274,556 and 189,271,522 shares at March 31, 2000 and December 31, 1999, respectively	2	2

Additional paid-in capital	4,776	4,785

Deferred compensation	(7)	(5)

Cumulative translation and marketable securities adjustments	(289)	(238)

Accumulated deficit	(841)	(856)

Total stockholders’ equity	3,643	3,690

	$12,997	$12,925

The accompanying notes to financial statements are an integral part of the above statements.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per Share data)
(Unaudited)

	Three Months Ended
	March 31,

	2000	1999

Revenues

Owned, leased and consolidated joint venture hotels	$843	$770

Other hotel and leisure	165	83

	1,008	853

Costs and Expenses

Owned, leased and consolidated joint venture hotels	590	541

Selling, general, administrative and other	104	48

Depreciation and amortization	123	119

	817	708

	191	145

Interest expense, net of interest income of $3 and $3	(111)	(122)

Gain on sales of real estate and investments	1	8

Miscellaneous expense	—	(15)

	81	16

Income tax expense	(29)	(942)

Minority equity in net income	1	1

Income (loss) from continuing operations	53	(925)

Discontinued operations:

Loss from operations, net of tax benefits of $0 and $0.	—	—

Loss on dispositions, net of tax and minority interest of $0 and $121	—	(7)

Extraordinary item, net of tax	(3)	—

Net income (loss)	$50	$(932)

Earnings Per Share — Basic

Continuing operations	$0.26	$(4.86)

Discontinued operations	—	(0.04)

Extraordinary item	(0.01)	—

Net income (loss)	$0.25	$(4.90)

Earnings Per Share — Diluted

Continuing operations	$0.26	$(4.86)

Discontinued operations	—	(0.04)

Extraordinary item	(0.01)	—

Net income (loss)	$0.25	$(4.90)

Weighted average number of Shares	195	190

Weighted average number of Shares assuming dilution	202	190

The accompanying notes to financial statements are an integral part of the above statements.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In millions)
(Unaudited)

	Three Months Ended
	March 31,

	2000	1999

Net income (loss)	$50	$(932)

Other comprehensive income, net of taxes:
Foreign currency translation adjustments —

Foreign currency translation arising during the period	(48)	(71)
Unrealized gains (losses) on securities, net —

Unrealized holding losses arising during the period	(3)	—

	(51)	(71)

Comprehensive loss	$(1)	$(1,003)

The accompanying notes to financial statements are an integral part of the above statements.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)
(Unaudited)

	Three Months Ended
	March 31,

	2000	1999

Operating Activities

Net income (loss)	$50	$(932)

Exclude:

Discontinued operations, net	—	7

Extraordinary item	3	—

Income (loss) from continuing operations	53	(925)

Adjustments to income (loss) from continuing operations:

Depreciation and amortization	123	119

Amortization of deferred loan costs	3	5

Non-cash portion of Reorganization	—	936

Provision for doubtful accounts	5	1

Minority equity in net income	(1)	(1)

Equity income, net of dividends received	(8)	(9)

Gain on sales of real estate and investments	(1)	(8)

Changes in working capital:

Accounts receivable	(45)	(9)

Inventories	(13)	(1)

Accounts payable	(16)	14

Accrued expenses	(31)	20

Accrued and deferred income taxes	1	(70)

Other, net	16	(44)

Cash from continuing operations	86	28

Cash from discontinued operations	2	33

Cash from operating activities	88	61

Investing Activities

Purchases of plant, property and equipment	(102)	(74)

Proceeds from asset sales	7	342

Collection of notes receivable, net	10	42

Acquisitions, net of acquired cash	(264)	—

Investments	(14)	(33)

Other, net	(3)	—

Cash from (used for) investing activities	(366)	277

Financing Activities

Revolving credit facility and short-term borrowings, net	490	(892)

Long-term debt issued	13	625

Long-term debt repaid	(158)	(25)

Settlement of forward equity contracts	—	(16)

Dividends paid	(30)	(29)

Share repurchases	(19)	—

Other, net	4	(3)

Cash from (used for) financing activities	300	(340)

Exchange rate effect on cash and cash equivalents	(15)	—

Increase (decrease) in cash and cash equivalents	7	(2)

Cash and cash equivalents — beginning of period	436	157

Cash and cash equivalents — end of period	$443	$155

Supplemental Disclosures of Cash Flow Information

Cash paid during the period for:

Interest	$69	$99

Income taxes, net of refunds	$32	$16

The accompanying notes to financial statements are an integral part of the above statements.

STARWOOD HOTELS & RESORTS

CONSOLIDATED BALANCE SHEETS

(In millions, except share data)

	March 31,	December 31,
	2000	1999

	(Unaudited)

ASSETS

Current assets:

Cash and cash equivalents	$13	$1

Receivable, Corporation	46	34

Prepaid expenses and other	3	7

Total current assets	62	42

Investments, Corporation	848	848

Investments	48	47

Plant, property and equipment, net	4,305	4,293

Long-term receivables, net, Corporation	1,600	1,658

Goodwill and intangible assets, net	245	246

Other assets	16	16

	$7,124	$7,150

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:

Accounts payable	$1	$5

Accrued expenses	61	65

Short-term borrowings and current maturities of long-term debt	7	105

Total current liabilities	69	175

Long-term debt	504	496

	573	671

Minority interest	32	32

Class B exchangeable preferred shares, at redemption value of $38.50	136	136

Commitments and contingencies

Stockholders’ equity:

Class A exchangeable preferred shares; $0.01 par value; authorized 30,000,000 shares; outstanding 3,669,546 shares at March 31, 2000 and December 31, 1999	—	—

Class A shares of beneficial interest; $0.01 par value; authorized 5,000 shares; outstanding 100 shares at March 31, 2000 and December 31, 1999	—	—

Trust Class B shares of beneficial interest; $0.01 par value; authorized 1,000,000,000 shares; outstanding 189,274,556 and 189,271,522 shares at March 31, 2000 and December 31, 1999, respectively	2	2

Additional paid-in capital	7,611	7,612

Accumulated deficit	(1,230)	(1,303)

Total stockholders’ equity	6,383	6,311

	$7,124	$7,150

The accompanying notes to financial statements are an integral part of the above statements.

STARWOOD HOTELS & RESORTS

CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions)
(Unaudited)

	Three Months Ended
	March 31,

	2000	1999

Revenues

Unconsolidated joint ventures and other	$1	$6

Rent and interest, Corporation	161	179

	162	185

Costs and Expenses

Selling, general and administrative	1	—

Depreciation and amortization	45	44

	46	44

	116	141

Interest expense, net of interest income of $0 and $0	(10)	(16)

Gain on sales of real estate and investments	2	—

Income tax expense	—	(1)

Net income	$108	$124

The accompanying notes to financial statements are an integral part of the above statements.

STARWOOD HOTELS & RESORTS

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)
(Unaudited)

	Three Months Ended
	March 31,

	2000	1999

Operating Activities

Net income	$108	$124

Adjustments to net income:

Depreciation and amortization	45	44

Equity income, net of dividends received	(1)	(3)

Gain on sales of real estate and investments	(2)	—

Changes in working capital:

Receivable, Corporation	(12)	—

Accounts payable	(3)	(5)

Accrued expenses	(9)	30

Other, net	1	(6)

Cash from operating activities	127	184

Investing Activities

Additions to plant, property and equipment	(59)	(43)

Investments	—	(4)

Proceeds from asset sales	6	—

Collections of notes receivable	—	42

Long-term receivables, Corporation	61	(442)

Cash from (used for) investing activities	8	(447)

Financing Activities

Long-term debt issued	10	291

Long-term debt repaid	(100)	(1)

Dividends paid	(30)	(29)

Share repurchases	(3)	—

Other, net	—	(10)

Cash from (used for) financing activities	(123)	251

Increase (decrease) in cash and cash equivalents	12	(12)

Cash and cash equivalents — beginning of period	1	12

Cash and cash equivalents — end of period	$13	$—

Supplemental Disclosures of Cash Flow Information

Cash paid during the period for:

Interest	$9	$11

Income taxes	$—	$—

The accompanying notes to financial statements are an integral part of the above statements.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

AND STARWOOD HOTELS & RESORTS

NOTES TO FINANCIAL STATEMENTS

Note 1.  Basis of Presentation

      The accompanying consolidated balance sheets as of March 31, 2000 and December 31, 1999 and the consolidated statements of operations, comprehensive income and cash flows for the three months ended March 31, 2000 and 1999 represent (i) Starwood Hotels & Resorts Worldwide, Inc. (the “Corporation”) and its subsidiaries, including Starwood Hotels & Resorts and its subsidiaries (the “Trust” and, together with the Corporation, “Starwood” or the “Company”), and (ii) the Trust.

      The Trust was formed in 1969 and elected to be taxed as a real estate investment trust (“REIT”) under the Internal Revenue Code (the “Code”). In 1980, the Trust formed the Corporation and made a distribution to the Trust’s shareholders of one share of common stock, par value $0.01 per share, of the Corporation (a “Corporation Share”) for each common share of beneficial interest, par value $0.01 per share, of the Trust (a “Trust Share”). Until January 6, 1999, the Corporation Shares and Trust Shares were paired on a one-for-one basis and, pursuant to an agreement between the Corporation and the Trust, could be held or transferred only in units (“Paired Shares”) consisting of one Corporation Share and one Trust Share.

      At December 31, 1998, the combined Corporation and Trust entity was a “paired share REIT” under the grandfathering provisions of the Code. During 1998, Congress enacted tax legislation that had the effect of eliminating this grandfathering for certain interests in real property acquired after March 26, 1998. In response to this legislation, a reorganization of the Corporation and the Trust (the “Reorganization”) was proposed by the Company and was approved by the Corporation and Trust shareholders on January 6, 1999. As a result of the Reorganization, the Trust became a subsidiary of the Corporation, which indirectly holds all outstanding shares of the new Class A shares of beneficial interest in the Trust. Each outstanding Trust Share was converted into one share of the new non-voting Class B shares of beneficial interest in the Trust (a “Class B Share”). The Corporation Shares and the Class B Shares trade together on a one-for-one basis, and pursuant to an agreement between the Corporation and the Trust, may be transferred only in units (“Shares”) consisting of one Corporation Share and one Class B Share. The Reorganization was accounted for as a reorganization of two companies under common control. As such, there was no revaluation of the assets and liabilities of the combining companies. Unless otherwise stated herein, all information with respect to Shares refers to Shares since January 6, 1999 and to Paired Shares for periods before January 6, 1999.

      During the first quarter of 1999, the Company recorded pretax charges of $15 million for costs directly attributable to the Reorganization, such as legal, accounting and investment banking fees. As a result of the Reorganization, the Company also recorded a one-time charge of $936 million to establish a deferred tax liability relating to the difference between the book and tax basis in the assets of the Trust.

      The Company is one of the largest hotel companies in the world and the Trust is one of the largest REITs in the United States. The Company’s principal business is hotels and leisure, which is comprised of a worldwide hospitality network of more than 700 full-service hotels as well as vacation ownership resorts primarily serving two markets: luxury and upscale. The Company’s hotel operations are represented in nearly every major world market.

      The Corporation, through its subsidiaries, is the general partner of, and held, as of March 31, 2000 and December 31, 1999, an aggregate 91.7% partnership interest in, SLC Operating Limited Partnership (the “Operating Partnership”). The Trust, through its subsidiaries, is the general partner of, and held an aggregate 95.1% partnership interest in, SLT Realty Limited Partnership (the “Realty Partnership” and, together with the Operating Partnership, the “Partnerships”) as of March 31, 2000 and December 31, 1999. The Realty Partnership principally owns, directly or indirectly, fee, ground lease and mortgage loan interests in hotel properties. The units of the Partnerships (“LP Units”) held by the limited partners of the respective Partnerships are exchangeable on a one-for-one basis for Shares. At March 31, 2000, there were approximately 9.9 million LP Units outstanding (including 4.3 million LP Units held by the Corporation). For all

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
AND STARWOOD HOTELS & RESORTS

NOTES TO FINANCIAL STATEMENTS — (Continued)

periods presented, the LP Units are assumed to have been converted to Shares for purposes of calculating basic and diluted weighted average Shares outstanding.

Note 2.  Significant Accounting Policies

      Earnings Per Share. The following reconciliation of basic earnings per Share to diluted earnings per Share for income (loss) from continuing operations assumes the conversion of LP Units to Shares (in millions, except per Share data):

	Three Months Ended March 31,

	2000			1999

	Earnings	Shares	Per Share	Earnings	Shares	Per Share

Income (loss) from continuing operations	$53			$(925)

Dividends on Class A and Class B EPS	(1)			(1)

Basic earnings (loss)	52	195	$0.26	(926)	190	$(4.86)

Effect of dilutive securities:

Employee options	—	—		—	—

Class A and Class B EPS	1	7		—	—

Diluted earnings (loss)	$53	202	$0.26	$(926)	190	$(4.86)

      As a result of antidilutive effects, approximately 8 million Class A Exchangeable Preferred Shares (“Class A EPS”) and Class B Exchangeable Preferred Shares (“Class B EPS”) of the Trust and approximately 1 million employee options and other common stock equivalents were not included in the computation of diluted earnings per Share for the three months ended March 31, 1999.

      Reclassifications. Certain reclassifications have been made to the prior year financial statements to conform to the current year presentation.

Note 3.  Acquisitions

      In February 2000, the Company completed the tender offer to purchase the outstanding shares of Ciga S.p.A. (“Ciga”) not previously owned by Starwood. Following completion of the tender, Starwood now owns approximately 99% of the ordinary shares and approximately 93% of the savings shares. The aggregate purchase price of the incremental shares was approximately $305 million. The Company accounted for the acquisition of the outstanding Ciga shares as a step acquisition in accordance with Accounting Principles Board Opinion No. 16, resulting in a preliminary allocation to goodwill of approximately $90 million.

Note 4.  Discontinued Operations

      In April 1999, management developed a formal plan to dispose of the Company’s gaming operations. On December 30, 1999, the sale of Caesars World, Inc. (“Caesars”) was completed. The Company used the proceeds of approximately $3.0 billion to pay off $2.5 billion of increasing rate notes and to reduce its bank revolver by approximately $500 million.

      On May 18, 1999, the Company entered into an agreement to sell the Desert Inn Resort & Casino (the “Desert Inn”) for cash proceeds of approximately $275 million to Sun International Hotels Limited (“Sun”); in March 2000, the Company and Sun announced the termination of their agreement. The Company continued to market the Desert Inn and in April 2000, entered into a definitive agreement to sell the Desert Inn to Stephen A. and Elaine Wynn for aggregate cash proceeds of $270 million. This transaction is expected to close no later than June 30, 2000.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
AND STARWOOD HOTELS & RESORTS

NOTES TO FINANCIAL STATEMENTS — (Continued)

      As a result of the definitive agreements to sell the gaming operations, the accompanying consolidated financial statements reflect the results of operations and net assets of the gaming segment as a discontinued operation. Long-term debt of approximately $165 million and $2.1 billion at March 31, 2000 and 1999, respectively, and the related interest expense of $3 million and $40 million for the three months ended March 31, 2000 and 1999, respectively, was allocated to the discontinued operation. This allocation was based upon the ratio of net gaming segment assets to the Company’s total capitalization. During 1999, the Company provided for the estimated loss on disposal of the Desert Inn, which includes estimated operating losses through the disposal date. Summary financial information of the discontinued gaming operations is as follows (in millions) (unaudited):

	March 31,	December 31,
	2000	1999

Balance Sheet Data

Total assets	$267	$269

Total liabilities	—	—

Debt allocated or attributed to discontinued operations	(165)	(165)

Net assets of the discontinued gaming operations	$102	$104

	Three Months Ended
	March 31,

	2000	1999

Income Statement Data

Revenues	$29	$378

Operating income (loss)	$(2)	$44

Interest expense:

Allocated debt	$(3)	$(40)

Other	$—	$(4)

Income tax benefit	$2	$—

Loss from discontinued operations	$(3)	$—

Note 5.  Extraordinary Item

      During the first quarter of 2000, the Company prepaid the Westin St. John $28.4 million mortgage loan, resulting in an extraordinary loss on the early extinguishment of debt.

Note 6.  Restructuring and Other Special Charges

      At March 31, 2000 and December 31, 1999, the Company had remaining accruals related to restructuring and other special charges of $106 million and $121 million, respectively, $21 million and $34 million, respectively, of which is included in other long-term liabilities in the accompanying balance sheets. These accruals consist of $74 million and $75 million at March 31, 2000 and December 31, 1999, respectively, for certain litigation costs and $32 million and $46 million at March 31, 2000 and December 31, 1999, respectively, primarily related to remaining lease commitments which expire through 2006.

Note 7.  Derivative Financial Instruments

      The Company enters into interest rate swap agreements to manage interest rate fluctuations on its variable rate debt. At March 31, 2000, the Company has six outstanding interest rate swap agreements under which the Company pays a fixed rate and receives variable rates of interest. The aggregate notional amount of

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
AND STARWOOD HOTELS & RESORTS

NOTES TO FINANCIAL STATEMENTS — (Continued)

these interest rate swaps was approximately $1.1 billion and the estimated unrealized gain on these interest rate swaps was approximately $36 million at March 31, 2000. The unrealized gain represents the amount the Company would receive upon the termination of the swap agreements based on current interest rates.

      From time to time, the Company enters into forward foreign exchange contracts to hedge the foreign currency exposure associated with the Company’s foreign currency denominated assets and liabilities. The Company has five forward foreign exchange contracts outstanding with a U.S. dollar equivalent of the contractual amounts of these hedges at March 31, 2000 of approximately $50 million. These contracts mature through June 2000.

Note 8.  Business Segment Information

      The Company has one operating segment, hotels and leisure. The hotels and leisure segment represents a worldwide network of owned, leased and consolidated joint venture hotels, vacation ownership resorts operated primarily under the Company’s proprietary brand names including Sheraton, Westin, St. Regis, The Luxury Collection, Four Points, W and hotels and resorts operated or flagged under these brand names in exchange for management and franchise fees. Also included are earnings from the Company’s interest in unconsolidated joint ventures and from the development and sale of vacation ownership interests (“VOIs”).

      The performance of the hotels and leisure segment is evaluated primarily on operating profit before corporate selling, general, administrative and other expense, interest expense, and gains (losses) on the sales of real estate and investments. The Company does not allocate these items to the segment.

      The following table presents revenues, operating profit, assets and capital expenditures for the Company’s reportable segment (in millions):

	Three Months Ended
	March 31,

	2000	1999

Revenues	$1,008	$853

Operating profit(a)	$216	$170

Capital expenditures	$102	$74

	March 31,	December 31,
	2000	1999

Assets:

Hotels	$12,731	$12,653

Corporate	164	168

Discontinued operations	102	104

	$12,997	$12,925

(a)	The following costs are not allocated to Hotels in evaluating operating profit:

	Three Months Ended
	March 31,

	2000	1999

Corporate selling, general, administrative and other	$25	$25

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
AND STARWOOD HOTELS & RESORTS

NOTES TO FINANCIAL STATEMENTS — (Continued)

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

      Forward-looking statements contained herein include, but are not limited to, statements relating to the Company’s objectives, strategies and plans, and all statements (other than statements of historical fact) that address actions, events or circumstances that the Company or its management expects, believes or intends will occur in the future. Forward-looking statements are not guarantees of future performance and involve risks and uncertainties that could cause actual results to differ materially from historical results or those anticipated at the time the forward-looking statements are made, including, without limitation, risks and uncertainties associated with the following: the Reorganization; the Trust’s continued ability to qualify for taxation as a REIT; completion of future acquisitions and dispositions, including the pending sale of the Company’s gaming operations; the availability of capital for acquisitions and for renovations; execution of hotel renovation and expansion programs; the ability to maintain existing management, franchise or representation agreements and to obtain new agreements on favorable terms; competition within the hotel and leisure industry; the cyclicality of the real estate business and the hotel business; foreign exchange fluctuations; general real estate and national and international economic conditions; political, financial and economic conditions and uncertainties in countries in which the Company owns property or operates; the adoption by several European countries of the Euro as their national currency; and the other risks and uncertainties set forth in Starwood’s annual, quarterly and current reports and proxy statements. The Company undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

RESULTS OF OPERATIONS

      The following discussion presents an analysis of results of our operations for the three months ended March 31, 2000 and 1999.

Three Months Ended March 31, 2000 Compared with Three Months Ended March 31, 1999

Continuing Operations

      Revenues. Revenues increased 18.2% to $1.008 billion for the three months ended March 31, 2000 when compared to the corresponding period in 1999. The increase in revenues was due to the 9.5% increase in revenues for the Company’s owned, leased and consolidated joint venture hotels to $843 million for the three months ended March 31, 2000 when compared to $770 million in the corresponding period of 1999 and the increase in other hotel and leisure revenues to $165 million for the three months ended March 31, 2000 when compared to $83 million in the corresponding period of 1999.

      The increase in revenues from owned, leased and consolidated joint venture hotels resulted primarily from the 8.6% increase in revenues at the Company’s 133 owned, leased and consolidated joint venture hotels (excluding 34 hotels under significant renovation or for which comparable results do not exist) (“Same-Store Hotels”), to $709 million for the three months ended March 31, 2000 when compared to $653 million in the same period of 1999. The increase also resulted from the opening of the 423-room W hotel in San Francisco in May 1999 and the 426-room W hotel in Seattle in September 1999 and the completion, in 1999, of significant renovations at the W New York and Sheraton Boston. The increase in revenues from owned, leased and consolidated joint venture hotels for the three months ended March 31, 2000 was offset, in part, by a $10 million decrease in revenues as a result of the sales of the Kansas City Ritz Carlton in November 1999 and the Westin Central Park South in New York in July 1999. The Same-Store Hotel increase was due, in part, to an increase in revenue per available room (“REVPAR”) at these hotels of 6.6% to $109.25 for the three months ended March 31, 2000 when compared to the same period of 1999. The increase in REVPAR at these hotels was attributed to an increase in average daily rate (“ADR”) of 4.3% to $159.25 for the three months ended March 31, 2000 when compared to the corresponding 1999 period. Occupancy for Same-Store Hotels rose to 68.6% from 67.1% in the three months ended March 31, 2000 when compared to the same period in 1999. REVPAR at Same-Store Hotels in North America increased 9.5% for the three months ended March 31, 2000 when compared to the same period of 1999. REVPAR at the Company’s international owned, leased and consolidated joint venture hotels decreased 0.7% for the three months ended March 31, 2000 when compared to the same period of 1999.

      The increase in other hotel and leisure revenues resulted primarily from the acquisition of Vistana, Inc. (“Vistana”) in October 1999, the addition of hotels to the Company’s management and franchise system and the stronger performance at the Company’s existing managed and franchised hotels. As of March 31, 2000, the Company operates 11 vacation ownership resorts, with eight in active sales.

      Consolidated Hotels EBITDA.(1) EBITDA for the Company’s owned, leased and consolidated joint venture hotels increased $24 million or 10.5% to $253 million for the three months ended March 31, 2000 when compared to $229 million in the corresponding period in 1999. This increase was primarily due to an increase in EBITDA at the Company’s Same-Store Hotels, which increased $15.7 million or 7.7% to $219.6 million. Additionally, the opening of the W hotels in Seattle and San Francisco during the second and third quarters of 1999 contributed to this increase, offset by the sales of the Ritz Carlton in Kansas City and the Westin Central Park South discussed above.

      Selling, General, Administrative and Other. Selling, general, administrative and other expenses were $104 million and $48 million for the three months ended March 31, 2000 and 1999, respectively. The increase in selling, general, administrative and other expenses is due primarily to the cost of sales of VOIs and other costs of the timeshare operations included in the Company’s results for the three months ended March 31, 2000, due to the acquisition of Vistana in October 1999.

      Depreciation and Amortization. Depreciation and amortization expense increased to $123 million in the three months ended March 31, 2000 compared to $119 million in the corresponding period of 1999. The increase in depreciation and amortization expense for the three months ended March 31, 2000 was primarily attributable to the acquisition of Vistana in October 1999.

      Net Interest Expense. Interest expense for the three months ended March 31, 2000 and 1999, which is net of interest income of $3 million in each period and discontinued gaming operations allocation of $3 million and $40 million for the three months ended March 31, 2000 and 1999, respectively, decreased to $111 million from $122 million. This decrease was due primarily to the paydown of debt with proceeds from the Caesars sale ($3.0 billion of cash proceeds were used to pay down debt of which $2.1 billion was reflected as paid down in the presentation of 1999 interest expense), offset by additional borrowings during 1999 and 2000 for Share repurchases and capital expenditures.

      Income Taxes. The effective income tax rate for the first quarter of 2000 decreased to 36.0% compared to the corresponding quarter in 1999. As a result of the Reorganization, the tax provision for the three months ended March 31, 1999 included a $936 million one-time charge to establish a deferred tax liability related to the difference between the book and tax basis in the assets of the Trust. Excluding this charge, the Company’s effective tax rate for the three months ended March 31, 1999 was 40.0%. The Company’s effective income tax rate is determined by the level and composition of pretax income subject to varying foreign, state and local taxes.

Discontinued Operations

      Results for the Company’s gaming operations (including Caesars and the Desert Inn) are included in discontinued operations in the three months ended March 31, 1999. Results of the Desert Inn are included in discontinued operations in the three months ended March 31, 2000. Net loss from discontinued operations was

_______________

(1)	EBITDA is defined as income before interest expense, income tax expense and depreciation and amortization. Non-recurring items and gains and losses from sales of real estate and investments are also excluded from EBITDA as these items do not impact operating results on a recurring basis. Management considers EBITDA to be one measure of the cash flows from operations of the Company before debt service that provides a relevant basis for comparison, and EBITDA is presented to assist investors in analyzing the performance of the Company. This information should not be considered as an alternative to any measure of performance as promulgated under accounting principles generally accepted in the United States, nor should it be considered as an indicator of the overall financial performance of the Company. The Company’s calculation of EBITDA may be different from the calculation used by other companies and, therefore, comparability may be limited.

$0 and $0.3 million for the three months ended March 31, 2000 and 1999, respectively. These results include the allocation of pretax corporate interest expense of $3 million and $40 million in the three months ended March 31, 2000 and 1999, respectively.

      During the first quarter of 1999, the Company provided for estimated after-tax losses on the disposition of the discontinued operations of $180 million ($158 million pretax), which included anticipated operating results through the expected closing date. In addition, the Company recorded, on an after-tax basis, a $173 million gain on the sale of the Company’s remaining interest in ITT Educational Services, Inc. during the first quarter of 1999.

      Due to the sale of Caesars in December 1999, revenues of discontinued gaming operations decreased 92.3% to $29 million for the three months ended March 31, 2000 when compared to the corresponding period of 1999. Operating costs and expenses of discontinued gaming operations for the three months ended March 31, 2000 also decreased 90.7% to $31 million when compared to the same period of 1999.

Seasonality and Diversification

      The hotel and leisure industry is seasonal in nature; however, the periods during which the Company’s properties experience higher hotel revenue activities vary from property to property and depend principally upon location. The Company’s revenues historically have been lower in the first quarter than in the second, third or fourth quarters.

Same-Store Hotels Results

      Starwood continually updates and renovates its owned, leased and consolidated joint venture hotels. While undergoing renovation, these hotels are generally not operating at full capacity and, as such, these renovations can negatively impact Starwood’s hotel revenues. Starwood expects to continue renovating its owned, leased and consolidated joint venture hotels in 2000 to pursue its brand and quality strategies.

      The following table summarizes average occupancy, ADR and REVPAR for the Company’s Same-Store Hotels for the three months ended March 31, 2000 and 1999. The results for the first quarter of 2000 and 1999 represent results for 133 owned, leased and consolidated joint venture hotels (excluding 34 hotels under significant renovation or for which comparable results are not available).

	Three Months Ended
	March 31,

	2000	1999	Variance

Worldwide (133 hotels with 43,285 rooms)

REVPAR	$109.25	$102.46	6.6%

ADR	$159.25	$152.65	4.3%

Occupancy	68.6%	67.1%	1.5

North America (92 hotels with 31,617 rooms)

REVPAR	$110.00	$100.43	9.5%

ADR	$157.83	$149.95	5.3%

Occupancy	69.7%	67.0%	2.7

International (41 hotels with 11,668 rooms)

REVPAR	$107.22	$107.96	(0.7)%

ADR	$163.34	$159.93	2.1%

Occupancy	65.6%	67.5%	(1.9)

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow Provided by Operating Activities

      Cash flow from operating activities is the principal source of cash used to fund the Company’s operating expenses, interest expense, recurring capital expenditures and distribution payments by the Trust. The Company anticipates that cash flow provided by operating activities will be sufficient to service short-term and long-term indebtedness, fund maintenance requirements and capital expenditures and meet operating cash requirements, including all distributions to shareholders by the Trust. The Trust’s annual dividend increased 15% in 2000 to $0.69 per Share. A quarterly dividend of $0.1725 per Share was paid in April 2000 to shareholders of record as of March 31, 2000.

Cash Flow from Investing and Financing Activities

      In addition to cash flow from operating activities, the Company intends to finance the acquisition of additional hotel properties (including equity investments), hotel renovations, capital improvements and other core business acquisitions and provide for general corporate purposes through its credit facilities described below, through the net proceeds from dispositions of certain non-core assets and, when market conditions warrant, through the issuance of additional equity or debt securities.

      In December 1999, the Company completed the sale of Caesars for approximately $3.0 billion in cash. The Company used the proceeds to immediately pay off $2.5 billion of increasing rate notes and to reduce its bank revolver by approximately $500 million.

      In December 1999, the Company identified certain hotels as non-core assets and classified them as held for sale. Cash proceeds from non-core asset sales will be used to retire debt, repurchase Shares and provide for general corporate purposes. During the first quarter of 2000, the Company sold two hotels for aggregate proceeds (consisting of cash and a note receivable) of approximately $9 million, resulting in a pretax gain on disposal of $1 million.

      As a result of the Reorganization, Starwood will pay significantly more in federal income taxes, and will have the ability to retain significantly more earnings than was previously the case. Starwood anticipates that its enhanced ability to retain earnings will allow it to utilize cash flow from operating activities to fund maintenance, capital expenditures and acquisitions.

      Following is a summary of the Company’s debt portfolio as of March 31, 2000:

		Amount
	Amount of	Outstanding at		Interest Rate at	Average
	Facility	March 31, 2000(a)	Interest Terms	March 31, 2000	Maturity

	(Dollars in millions)

Floating Rate Debt

Senior Credit Facility:

Five-Year Term Loan	$1,000	$1,000	LIBOR+1.00%	7.13%	2.9 years

Revolving Credit Facility	1,100	836	LIBOR+1.00%	7.13%	2.9 years

Senior Secured Notes Facility:

Tranche II Loans	1,000	1,000	LIBOR+2.75%	8.88%	2.9 years

Mortgages and other		373	Various	7.47%	4.7 years

Long-term interest rate swaps		(1,080)		7.14%	—

Total/average		$2,129		8.01%	3.1 years

Fixed Rate Debt

ITT public debt		$1,996		6.79%	7.4 years

Mortgages and other		923		7.30%	12.3 years

Long-term interest rate swaps		1,080		7.06%	—

Total/average		$3,999		6.98%	8.9 years

Total Debt

Total debt and average terms		$6,128		7.34%	5.9 years

(a)	Includes $165 million of debt allocated to the Company’s discontinued operations in the accompanying March 31, 2000 balance sheet.

     Starwood has a substantial amount of indebtedness and a working capital deficiency of $965 million at March 31, 2000. Starwood has no significant debt maturing until November 2000, at which time $700 million of the ITT public debt is due. Based upon the current level of operations, management believes that the Company’s cash flow from operations, together with available borrowings under the Senior Credit Facility (approximately $216 million at March 31, 2000) and capacity with additional borrowings and proceeds from non-core asset sales, will be adequate to meet the Company’s anticipated requirements for working capital, capital expenditures, marketing and advertising expenditures, program and other discretionary investments, interest payments and scheduled principal payments for the foreseeable future, including at least the next three years. There can be no assurance, however, that the Company’s business will continue to generate cash flow at or above current levels or that currently anticipated improvements will be achieved. If Starwood is unable to generate sufficient cash flow from operations in the future to service the Company’s debt, the Company may be required to sell assets, reduce capital expenditures, refinance all or a portion of its existing debt or obtain additional financing. The Company’s ability to make scheduled principal payments, to pay interest on or to refinance the Company’s indebtedness depends on its future performance and financial results, which, to a certain extent, are subject to general conditions in or affecting the hotel and leisure industry and to general economic, political, financial, competitive, legislative and regulatory factors beyond the Company’s control. There can be no assurance that sufficient funds will be available to enable Starwood to service its indebtedness or to make necessary capital expenditures, marketing and advertising expenditures and program and other discretionary investments.

Stock Sales and Repurchases

      Pursuant to the Share repurchase program, the Company repurchased 805,000 Shares in the open market at an average purchase price of $24.10 during the first quarter of 2000. Under the 1998 Board-approved Share repurchase program, at March 31, 2000, the Company has approximately $280 million remaining authorization to repurchase Shares.

OTHER MATTERS

European Union Currency Conversions

      On January 1, 1999, 11 of the 15 member countries of the European Union (the “Participating Countries”) established fixed conversion rates between their existing sovereign currencies and the Euro. Following the introduction of the Euro, the legacy currencies of the Participating Countries will remain legal tender during a transition period ending on January 1, 2002. During the transition period, both the legacy currency and the Euro will be legal tender in the respective Participating Countries. During the transition period, currency conversions will be computed by a triangulation with reference to conversion rates between the respective currencies and the Euro. The Company currently operates in 10 of the 11 Participating Countries. The effect on the Company of the adoption of the Euro by the Participating Countries in which it operates is currently uncertain. However, it is possible that the Euro adoption will result in increased competition within the European market. In addition, a number of the Company’s information systems are not currently Euro compliant. The Company is currently evaluating and updating its information systems to make them Euro compliant; however, there is no assurance that the Company or third-party vendors of applications used by the Company will successfully bring all of their systems into compliance. Failure of the Company or such third parties to do so could result in disruptions in the processing of transactions in Euros or computed by reference to the Euro.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

      There were no material changes to the information provided in Item 7A in the Company’s Joint Annual Report on Form 10-K regarding the Company’s market risk.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.

      The Company is involved in various claims and lawsuits arising in the ordinary course of business, none of which, in the opinion of management, is expected to have a material adverse effect on the Company’s consolidated financial position or results of operations.

Item 2.  Changes in Securities and Use of Proceeds.

      Pursuant to the Share repurchase program, the Company repurchased approximately 805,000 Shares in the open market at an average purchase price of $24.10 during the first quarter of 2000.

Item 6.  Exhibits and Reports on Form 8-K.

(a) Exhibits

Exhibit
Number	Description

10.1	Amended and Restated Employment Agreement, effective as of January 1, 2000, between Barry S. Sternlicht and the Company.(1)
10.2	Separation Agreement, dated as of February 10, 2000, by and between the Corporation and Susan R. Bolger (incorporated by reference to Exhibit 10.53 to the 1999 Form 10-K).
27.1	Financial Data Schedule for the Corporation.(1)
27.2	Financial Data Schedule for the Trust.(1)

(1)	Filed herewith.

(b)  Reports on Form 8-K

      Starwood filed the following Current Report on Form 8-K during the first quarter of 2000:

(i)	Joint Current Report on Form 8-K dated January 7, 2000, reporting under Items 2 and 7 the completion of the sale of Caesars and certain other gaming assets to Park Place Entertainment Corporation.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, each Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC	STARWOOD HOTELS & RESORTS

By: /s/ RONALD C. BROWN Ronald C. Brown Executive Vice President and Chief Financial Officer	By: /s/ RONALD C. BROWN Ronald C. Brown Vice President and Chief Financial and Accounting Officer

Date: May 12, 2000

EXHIBIT INDEX

Exhibit
Number	Description

10.1	Amended and Restated Employment Agreement, effective as of January 1, 2000, between Barry S. Sternlicht and the Company.(1)
10.2	Separation Agreement, dated as of February 10, 2000, by and between the Corporation and Susan R. Bolger (incorporated by reference to Exhibit 10.53 to the 1999 Form 10-K).
27.1	Financial Data Schedule for the Corporation.(1)
27.2	Financial Data Schedule for the Trust.(1)

(1)	Filed herewith.