Form 10-Q
period 2000-09-30
STARWOOD HOTELS & RESORTS; STARWOOD HOTEL & RESORTS WORLDWIDE INC
filed 2000-11-14
CIK 48595, 316206

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2000

OR

[   ]  Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition Period from                     to

Commission File Number: 1-7959	Commission File Number: 1-6828

STARWOOD HOTELS & RESORTS WORLDWIDE, INC. (Exact name of Registrant as specified in its charter)	STARWOOD HOTELS & RESORTS (Exact name of Registrant as specified in its charter)

Maryland (State or other jurisdiction of incorporation or organization)	Maryland (State or other jurisdiction of incorporation or organization)

52-1193298 (I.R.S. employer identification no.)	52-0901263 (I.R.S. employer identification no.)

777 Westchester Avenue White Plains, NY 10604 (Address of principal executive offices, including zip code)	777 Westchester Avenue White Plains, NY 10604 (Address of principal executive offices, including zip code)

(914) 640-8100 (Registrant’s telephone number, including area code)	(914) 640-8100 (Registrant’s telephone number, including area code)

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

      193,108,180 shares of common stock, par value $0.01 per share, of Starwood Hotels & Resorts Worldwide, Inc. attached to and traded together with 193,108,180 Class B shares of beneficial interest, par value $0.01 per share, of Starwood Hotels & Resorts, and 100 Class A shares of beneficial interest, par value $0.01 per share, of Starwood Hotels & Resorts, all outstanding as of November 8, 2000.

TABLE OF CONTENTS

		Page

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
	Starwood Hotels & Resorts Worldwide, Inc.:

	Consolidated Balance Sheets as of September 30, 2000 and December 31, 1999	3

	Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2000 and 1999	4

	Consolidated Statements of Comprehensive Income for the Three and Nine Months Ended September 30, 2000 and 1999	5

	Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2000 and 1999	6
	Starwood Hotels & Resorts:

	Consolidated Balance Sheets as of September 30, 2000 and December 31, 1999	7

	Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2000 and 1999	8

	Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2000 and 1999	9

	Notes to Financial Statements	10

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	21

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	21

Item 2.	Changes in Securities and Use of Proceeds	21

Item 6.	Exhibits and Reports on Form 8-K	22

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

      The following unaudited consolidated financial statements of Starwood Hotels & Resorts Worldwide, Inc. (the “Corporation”) and Starwood Hotels & Resorts (the “Trust” and, together with the Corporation, “Starwood” or the “Company”) are provided pursuant to the requirements of this Item. In the opinion of management, all adjustments necessary for fair presentation, consisting of normal recurring adjustments, have been included. The consolidated financial statements presented herein have been prepared in accordance with the accounting policies described in the Company’s Joint Annual Report on Form 10-K for the year ended December 31, 1999 filed on March 30, 2000. See the notes to financial statements for the basis of presentation. The consolidated financial statements should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere herein. Results for the three and nine months ended September 30, 2000 are not necessarily indicative of results to be expected for the full fiscal year ending December 31, 2000.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

CONSOLIDATED BALANCE SHEETS

(In millions, except share data)

	September 30,	December 31,
	2000	1999

	(Unaudited)

ASSETS

Current assets:

Cash and cash equivalents	$242	$436

Accounts receivable, net of allowance for doubtful accounts of $50 and $62	547	468

Inventories	227	167

Prepaid expenses and other	118	92

Total current assets	1,134	1,163

Investments	425	442

Plant, property and equipment, net	7,642	7,787

Goodwill and intangible assets, net	2,927	2,872

Other assets	448	557

Net assets of discontinued operations	—	104

	$12,576	$12,925

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:

Accounts payable	$198	$205

Accrued expenses	758	812

Short-term borrowings and current maturities of long-term debt	1,270	988

Accrued taxes and other	318	300

Total current liabilities	2,544	2,305

Long-term debt	4,247	4,643

Deferred income taxes	1,424	1,470

Other liabilities	448	434

	8,663	8,852

Minority interest	51	228

Equity put options	13	19

Class B exchangeable preferred shares of the Trust, at redemption value of $38.50	120	136

Commitments and contingencies

Stockholders’ equity:

Class A exchangeable preferred shares of the Trust; $0.01 par value; authorized 30,000,000 shares; outstanding 1,119,452 and 3,669,546 shares at September 30, 2000 and December 31, 1999, respectively	—	—

Corporation common stock; $0.01 par value; authorized 1,050,000,000 shares; outstanding 193,342,947 and 189,271,522 shares at September 30, 2000 and December 31, 1999, respectively	2	2

Trust Class B shares of beneficial interest; $0.01 par value; authorized 1,000,000,000 shares; outstanding 193,342,947 and 189,271,522 shares at September 30, 2000 and December 31, 1999, respectively	2	2

Additional paid-in capital	4,804	4,785

Deferred compensation	(5)	(5)

Cumulative translation and marketable securities adjustments	(386)	(238)

Accumulated deficit	(688)	(856)

Total stockholders’ equity	3,729	3,690

	$12,576	$12,925

The accompanying notes to financial statements are an integral part of the above statements.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per Share data)
(Unaudited)

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,

	2000	1999	2000	1999

Revenues

Owned, leased and consolidated joint venture hotels	$926	$855	$2,740	$2,496

Other hotel and leisure	188	103	533	285

	1,114	958	3,273	2,781

Costs and Expenses

Owned, leased and consolidated joint venture hotels	616	587	1,834	1,709

Selling, general, administrative and other	97	37	312	123

Restructuring and other special credits	—	—	—	(41)

Depreciation and amortization	127	117	373	353

	840	741	2,519	2,144

	274	217	754	637

Interest expense, net of interest income of $5, $3, $14 and $9	(109)	(127)	(332)	(370)

Gain (loss) on sales of real estate and investments, net	(2)	(8)	—	22

Miscellaneous expense	—	—	—	(15)

	163	82	422	274

Income tax expense	(54)	(28)	(145)	(999)

Minority equity in net income	(6)	(10)	(7)	(14)

Income (loss) from continuing operations	103	44	270	(739)

Discontinued operations:

Loss from operations, net of tax benefits of $0 in all periods	—	—	—	—

Gain (loss) on dispositions, net of tax and minority interest of $0, $0, $2 and $(121)	—	—	5	(7)

Extraordinary item, net of tax benefit	—	(2)	(3)	(2)

Net income (loss)	$103	$42	$272	$(748)

Earnings Per Share — Basic

Continuing operations	$0.51	$0.23	$1.36	$(3.98)

Discontinued operations	—	—	0.02	(0.04)

Extraordinary item	—	(0.01)	(0.01)	(0.01)

Net income (loss)	$0.51	$0.22	$1.37	$(4.03)

Earnings Per Share — Diluted

Continuing operations	$0.50	$0.23	$1.32	$(3.98)

Discontinued operations	—	—	0.02	(0.04)

Extraordinary item	—	(0.01)	(0.01)	(0.01)

Net income (loss)	$0.50	$0.22	$1.33	$(4.03)

Weighted average number of Shares	198	186	196	186

Weighted average number of Shares assuming dilution	207	195	205	186

The accompanying notes to financial statements are an integral part of the above statements.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In millions)
(Unaudited)

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,

	2000	1999	2000	1999

Net income (loss)	$103	$42	$272	$(748)

Other comprehensive income, net of taxes:
Foreign currency translation adjustments —

Foreign currency translation arising during the period	(66)	9	(138)	(85)
Unrealized losses on securities, net —

Unrealized holding losses arising during the period	(4)	—	(10)	—

	(70)	9	(148)	(85)

Comprehensive income (loss)	$33	$51	$124	$(833)

The accompanying notes to financial statements are an integral part of the above statements.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)
(Unaudited)

	Nine Months
	Ended
	September 30,

	2000	1999

Operating Activities

Net income (loss)	$272	$(748)

Exclude:

Discontinued operations, net	(5)	7

Extraordinary item, net	3	2

Income (loss) from continuing operations	270	(739)

Adjustments to income (loss) from continuing operations:

Depreciation and amortization	373	353

Amortization of deferred loan costs	9	13

Non-cash portion of restructuring and other special credits	—	(46)

Non-cash portion of Reorganization	—	936

Provision for doubtful accounts	15	6

Minority equity in net income	7	14

Equity income, net of dividends received	(15)	(23)

Gain on sales of real estate and investments, net	—	(22)

Changes in working capital:

Accounts receivable	(65)	(86)

Inventories	(42)	(7)

Accounts payable	2	24

Accrued expenses	31	(43)

Accrued and deferred income taxes	21	(28)

Other, net	(28)	(48)

Cash from continuing operations	578	304

Cash from (used for) discontinued operations	3	(53)

Cash from operating activities	581	251

Investing Activities

Purchases of plant, property and equipment	(330)	(310)

Proceeds from asset sales, net	239	502

Collection of notes receivable, net	36	53

Acquisitions, net of acquired cash	(287)	—

Investments	(36)	(62)

Other, net	(13)	(11)

Cash from (used for) investing activities	(391)	172

Financing Activities

Revolving credit facility and short-term borrowings, net	(26)	(823)

Long-term debt issued	38	636

Long-term debt repaid	(261)	(56)

Settlement of forward equity contracts	—	(16)

Dividends paid	(99)	(87)

Share repurchases	(40)	(42)

Other, net	29	3

Cash used for financing activities	(359)	(385)

Exchange rate effect on cash and cash equivalents	(25)	—

Increase (decrease) in cash and cash equivalents	(194)	38

Cash and cash equivalents — beginning of period	436	157

Cash and cash equivalents — end of period	$242	$195

Supplemental Disclosures of Cash Flow Information

Cash paid during the period for:

Interest	$288	$441

Income taxes, net of refunds	$139	$98

The accompanying notes to financial statements are an integral part of the above statements.

STARWOOD HOTELS & RESORTS

CONSOLIDATED BALANCE SHEETS

(In millions, except share data)

	September 30,	December 31,
	2000	1999

	(Unaudited)

ASSETS

Current assets:

Cash and cash equivalents	$14	$1

Receivable, Corporation	52	34

Prepaid expenses and other	2	7

Total current assets	68	42

Investments, Corporation	848	848

Investments	45	47

Plant, property and equipment, net	4,276	4,293

Long-term receivables, net, Corporation	1,815	1,658

Goodwill and intangible assets, net	241	246

Other assets	16	16

	$7,309	$7,150

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:

Accounts payable	$1	$5

Accrued expenses	57	65

Short-term borrowings and current maturities of long-term debt	35	105

Total current liabilities	93	175

Long-term debt	485	496

	578	671

Minority interest	42	32

Class B exchangeable preferred shares, at redemption value of $38.50	120	136

Commitments and contingencies

Stockholders’ equity:

Class A exchangeable preferred shares; $0.01 par value; authorized 30,000,000 shares; outstanding 1,119,452 and 3,669,546 shares at September 30, 2000 and December 31, 1999, respectively	—	—

Class A shares of beneficial interest; $0.01 par value; authorized 5,000 shares; outstanding 100 shares at September 30, 2000 and December 31, 1999	—	—

Trust Class B shares of beneficial interest; $0.01 par value; authorized 1,000,000,000 shares; outstanding 193,342,947 and 189,271,522 shares at September 30, 2000 and December 31, 1999, respectively	2	2

Additional paid-in capital	7,629	7,612

Accumulated deficit	(1,062)	(1,303)

Total stockholders’ equity	6,569	6,311

	$7,309	$7,150

The accompanying notes to financial statements are an integral part of the above statements.

STARWOOD HOTELS & RESORTS

CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions)
(Unaudited)

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,

	2000	1999	2000	1999

Revenues

Unconsolidated joint ventures and other	$1	$—	$3	$9

Rent and interest, Corporation	182	187	518	552

	183	187	521	561

Costs and Expenses

Selling, general and administrative	—	—	2	—

Depreciation and amortization	49	43	141	132

	49	43	143	132

	134	144	378	429

Interest expense, net of interest income of $0 in all periods	(10)	(10)	(29)	(36)

Gain (loss) on sales of real estate and investments	(2)	(40)	1	(40)

Income tax expense	(1)	(1)	(1)	(2)

Minority equity in net income	(1)	(1)	(2)	(2)

Net income	$120	$92	$347	$349

The accompanying notes to financial statements are an integral part of the above statements.

STARWOOD HOTELS & RESORTS

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)
(Unaudited)

	Nine Months
	Ended
	September 30,

	2000	1999

Operating Activities

Net income	$347	$349

Adjustments to net income:

Depreciation and amortization	141	132

Minority equity in net income	2	2

Equity income, net of dividends received	2	(3)

(Gain) loss on sales of real estate and investments	(1)	40

Changes in working capital:

Receivable, Corporation	(18)	3

Accounts payable	(4)	5

Accrued expenses	(14)	18

Other, net	2	(2)

Cash from operating activities	457	544

Investing Activities

Additions to plant, property and equipment	(157)	(176)

Proceeds from asset sales, net	32	61

Investments	(1)	(6)

Collections of notes receivable	—	56

Long-term receivables, Corporation	(145)	(242)

Other, net	9	(2)

Cash used for investing activities	(262)	(309)

Financing Activities

Revolving credit facility and short-term borrowings, net	—	(421)

Long-term debt issued	23	291

Long-term debt repaid	(104)	(6)

Dividends paid	(99)	(87)

Other, net	(2)	(16)

Cash used for financing activities	(182)	(239)

Increase (decrease) in cash and cash equivalents	13	(4)

Cash and cash equivalents — beginning of period	1	12

Cash and cash equivalents — end of period	$14	$8

Supplemental Disclosures of Cash Flow Information

Cash paid during the period for:

Interest	$28	$24

Income taxes	$1	$2

The accompanying notes to financial statements are an integral part of the above statements.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

AND STARWOOD HOTELS & RESORTS

NOTES TO FINANCIAL STATEMENTS

Note 1.  Basis of Presentation

      The accompanying consolidated balance sheets as of September 30, 2000 and December 31, 1999 and the consolidated statements of operations and comprehensive income for the three and nine months ended September 30, 2000 and 1999 and cash flows for the nine months ended September 30, 2000 and 1999 represent (i) Starwood Hotels & Resorts Worldwide, Inc. (the “Corporation”) and its subsidiaries, including Starwood Hotels & Resorts and its subsidiaries (the “Trust” and, together with the Corporation, “Starwood” or the “Company”), and (ii) the Trust.

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

      During the first quarter of 1999, the Company recorded pretax charges of $15 million for costs directly attributable to the Reorganization, including legal, accounting and investment banking fees. As a result of the Reorganization, the Company also recorded a one-time charge of $936 million to establish a deferred tax liability relating to the difference between the book and tax basis in the assets of the Trust.

      The Company is one of the largest hotel and leisure companies in the world and the Trust is one of the largest REITs in the United States. The Company’s principal business is hotel and leisure, which is comprised of a worldwide hospitality network of more than 725 full-service hotels as well as vacation ownership resorts primarily serving two markets: luxury and upscale. The Company’s hotel operations are represented in nearly every major world market.

      The Corporation, through its subsidiaries, is the general partner of, and held, as of September 30, 2000, an aggregate 93.0% partnership interest in, SLC Operating Limited Partnership (the “Operating Partnership”). The Trust, through its subsidiaries, is the general partner of, and held an aggregate 95.5% partnership interest in, SLT Realty Limited Partnership (the “Realty Partnership” and, together with the Operating Partnership, the “Partnerships”) as of September 30, 2000. The Realty Partnership principally owns, directly or indirectly, fee, ground lease and mortgage loan interests in hotel properties. The units of the Partnerships (“LP Units”) held by the limited partners of the respective Partnerships are exchangeable on a one-for-one basis for Shares. At September 30, 2000, there were approximately 9.2 million LP Units outstanding (including 4.3 million LP Units

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
AND STARWOOD HOTELS & RESORTS

NOTES TO FINANCIAL STATEMENTS — (Continued)

held by the Corporation). For all periods presented, the LP Units are assumed to have been converted to Shares for purposes of calculating basic and diluted weighted average Shares outstanding.

Note 2.  Significant Accounting Policies

      Earnings Per Share. The following reconciliation of basic earnings per Share to diluted earnings per Share for income (loss) from continuing operations assumes the conversion of LP Units to Shares (in millions, except per Share data):

	Three Months Ended September 30,

	2000			1999

	Earnings	Shares	Per Share	Earnings	Shares	Per Share

Income from continuing operations	$103			$44

Dividends on Class A EPS and Class B EPS	(1)			(1)

Basic earnings	102	198	$0.51	43	186	$0.23

Effect of dilutive securities:

Employee options	—	4		—	1

Class A EPS and Class B EPS	1	5		1	8

Diluted earnings	$103	207	$0.50	$44	195	$0.23

	Nine Months Ended September 30,

	2000			1999

	Earnings	Shares	Per Share	Earnings	Shares	Per Share

Income (loss) from continuing operations	$270			$(739)

Dividends on Class A EPS and Class B EPS	(3)			(3)

Basic earnings (loss)	267	196	$1.36	(742)	186	$(3.98)

Effect of dilutive securities:

Employee options	—	3		—	—

Class A EPS and Class B EPS	3	6		—	—

Diluted earnings (loss)	$270	205	$1.32	$(742)	186	$(3.98)

      As a result of antidilutive effects, approximately 7.7 million Class A Exchangeable Preferred Shares (“Class A EPS”) and Class B Exchangeable Preferred Shares (“Class B EPS”) of the Trust and approximately 1.4 million employee options and other common stock equivalents were not included in the computation of diluted earnings per Share for the nine months ended September 30, 1999.

      Recently Issued Accounting Standards. In June 1998, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities.” In June 1999, the FASB issued SFAS No. 137, which deferred the effective date of SFAS No. 133. This was followed in June 2000 by the issuance of SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities,” which amends SFAS No. 133. SFAS No. 133 and SFAS No. 138 establish new accounting rules and disclosure requirements for most derivative instruments and hedging activities. SFAS No. 133 and SFAS No. 138 require all derivatives to be recognized as assets or liabilities at fair value. Fair value adjustments are made either through earnings or equity, depending

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
AND STARWOOD HOTELS & RESORTS

NOTES TO FINANCIAL STATEMENTS — (Continued)

upon the exposure being hedged and the effectiveness of the hedge. The Company will adopt these standards effective January 1, 2001. The adoption of these standards could increase volatility in earnings and other comprehensive income or result in certain changes in the Company’s business practices; however, the adoption of these standards is not expected to have a material effect on the Company’s consolidated financial statements.

      The Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) 101, “Revenue Recognition in Financial Statements,” in December 1999. SAB 101 summarizes certain of the SEC staff’s views in applying accounting principles generally accepted in the United States to revenue recognition in financial statements. In June 2000, the SEC issued SAB 101B, which delays the implementation date of SAB 101 until no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999. The Company does not believe that adoption of this SAB will have a material impact on annual earnings or the timing of revenue and profit recognition between quarters during the year.

      Reclassifications. Certain reclassifications have been made to the prior year financial statements to conform to the current year presentation.

Note 3.  Discontinued Operations

      In April 1999, management developed a formal plan to dispose of the Company’s gaming operations. On December 30, 1999, the sale of Caesars World, Inc. (“Caesars”) was completed. On June 23, 2000, the sale of the Desert Inn Resort and Casino (the “Desert Inn”) was completed (together with the sale of Caesars, the “Gaming Dispositions”). Proceeds from these sales totaling approximately $3.3 billion were used to repay $2.5 billion of increasing rate notes and to reduce the Company’s bank revolver.

      The accompanying consolidated financial statements reflect the results of operations and net assets of the gaming segment as a discontinued operation. Interest expense of $0 and $42 million for the three months ended September 30, 2000 and 1999, respectively, and $6 million and $122 million for the nine months ended September 30, 2000 and 1999, respectively, was allocated to the discontinued operation. This allocation was based upon the ratio of net gaming segment assets to the Company’s total capitalization. During 1999, the Company provided for the estimated loss on disposal of the gaming segment, which included estimated operating losses through the disposal date. Upon completion of the sale of the Desert Inn, the Company recorded an adjustment to reverse the excess amount of estimated losses provided in 1999 for the Gaming Dispositions. This reversal resulted in a gain of $5 million ($7 million pretax) for the nine months ended September 30, 2000. Summary financial information of the discontinued gaming operations is as follows (in millions):

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,

	2000	1999	2000	1999

Income Statement Data

Revenues	$—	$402	$57	$1,164

Operating income (loss)	$—	$53	$(3)	$131

Interest expense:

Allocated debt	$—	$(42)	$(6)	$(122)

Other	$—	$(2)	$—	$(10)

Income tax (expense) benefit	$—	$(1)	$1	$(3)

Minority equity	$—	$—	$—	$2

Income (loss) of discontinued operations	$—	$8	$(8)	$(2)

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
AND STARWOOD HOTELS & RESORTS

NOTES TO FINANCIAL STATEMENTS — (Continued)

Note 4.  Restructuring and Other Special Charges

      At September 30, 2000 and December 31, 1999, the Company had remaining accruals related to restructuring and other special charges of $103 million and $121 million, respectively, of which $19 million and $34 million, respectively, are included in other liabilities in the accompanying consolidated balance sheets. These accruals consist of $74 million and $75 million at September 30, 2000 and December 31, 1999, respectively, for certain litigation costs and $29 million and $46 million at September 30, 2000 and December 31, 1999, respectively, primarily related to remaining lease commitments which expire through 2006.

Note 5.  Derivative Financial Instruments

      The Company enters into interest rate swap agreements to manage interest rate fluctuations on its variable rate debt. At September 30, 2000, the Company had five outstanding interest rate swap agreements under which the Company pays a fixed rate and receives variable rates of interest. The aggregate notional amount of these interest rate swaps was approximately $1.1 billion and the estimated unrealized gain was approximately $18 million at September 30, 2000. The unrealized gain represents the amount the Company would receive upon the termination of the swap agreements.

      From time to time, the Company enters into forward foreign exchange contracts to hedge the foreign currency exposure associated with the Company’s foreign currency denominated assets and liabilities. The Company had five forward foreign exchange contracts outstanding with a U.S. dollar equivalent of the contractual amounts of these hedges at September 30, 2000 of approximately $50 million. These contracts mature through July 2001.

Note 6.  Business Segment Information

      The Company has one operating segment, hotel and leisure. The hotel and leisure segment represents a worldwide network of owned, leased and consolidated joint venture hotels and vacation ownership resorts operated primarily under the Company’s proprietary brand names including Sheraton, Westin, St. Regis, The Luxury Collection, Four Points and W. This segment also includes hotels and resorts operated or flagged under these brand names in exchange for management and franchise fees. Also included are earnings from the Company’s interest in unconsolidated joint ventures and from the development and sale of vacation ownership interests (“VOIs”).

      The performance of the hotel and leisure segment is evaluated primarily on operating profit before corporate selling, general and administrative expense, interest expense, and gains (losses) on the sales of real estate and investments. The Company does not allocate these items to the segment.

      The following table presents revenues, operating profit, assets and capital expenditures for the Company’s reportable segment (in millions):

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,

	2000	1999	2000	1999

Revenues	$1,114	$958	$3,273	$2,781

Operating profit(a)	$292	$231	$823	$655

Capital expenditures	$104	$120	$330	$310

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
AND STARWOOD HOTELS & RESORTS

NOTES TO FINANCIAL STATEMENTS — (Continued)

	September 30,	December 31,
	2000	1999

Assets:

Hotel and leisure	$12,448	$12,653

Corporate	128	168

Discontinued operations	—	104

	$12,576	$12,925

(a)	The following costs are not allocated to hotel and leisure in evaluating operating profit:

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,

	2000	1999	2000	1999

Corporate selling, general and administrative	$18	$14	$69	$59

Restructuring and other special credits	$—	$—	$—	$(41)

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

      Forward-looking statements contained herein include, but are not limited to, statements relating to the Company’s objectives, strategies and plans, and all statements (other than statements of historical fact) that address actions, events or circumstances that the Company or its management expects, believes or intends will occur in the future. Forward-looking statements are not guarantees of future performance and involve risks and uncertainties that could cause actual results to differ materially from historical results or those anticipated at the time the forward-looking statements are made, including, without limitation, risks and uncertainties associated with the following: the continued ability of the Trust to qualify for taxation as a REIT; Starwood’s ability to attract and retain personnel; completion, terms and timing of future acquisitions and dispositions; the availability of capital for acquisitions and for renovations; execution of hotel renovation and expansion programs; the ability to maintain existing management, franchise or representation agreements and to obtain new agreements on favorable terms; competition within the lodging industry and from emerging technologies; the cyclicality of the real estate business and the hotel business; foreign exchange fluctuations and exchange control restrictions; general real estate and national and international economic conditions; political and financial conditions and uncertainties in countries in which Starwood owns property or operates; and the other risks and uncertainties set forth in the annual, quarterly and current reports and proxy statements of the Trust and Starwood. Starwood undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

RESULTS OF OPERATIONS

      The following discussion presents an analysis of results of our operations for the three and nine months ended September 30, 2000 and 1999.

Three Months Ended September 30, 2000 Compared with Three Months Ended September 30, 1999

Continuing Operations

      Revenues. Total revenues increased 16.3% to $1.114 billion for the three months ended September 30, 2000 when compared to the corresponding period in 1999. The increase in revenues included an 8.3% increase in revenues from the Company’s owned, leased and consolidated joint venture hotels to $926 million for the three months ended September 30, 2000 when compared to $855 million in the corresponding period of 1999 and the increase in other hotel and leisure revenues to $188 million for the three months ended September 30, 2000 when compared to $103 million in the corresponding period of 1999.

      The increase in revenues from owned, leased and consolidated joint venture hotels is due primarily to increased revenues at the Company’s 161 hotels (excluding 11 hotels sold or without comparable results during 1999 and 2000) (“Comparable Owned Hotels”) and the addition of three hotels, including the opening of the W hotel in Seattle in September 1999. These increases were offset by the loss of revenues on eight hotels sold since June 30, 1999, the impact of hotels with rooms out of service due to significant renovations and the political and economic conditions in Fiji, Europe and Latin America.

      Revenues at the Company’s Comparable Owned Hotels increased 8.4% to $900 million for the three months ended September 30, 2000 when compared to the same period of 1999 due primarily to an increase in revenue per available room (“REVPAR”). REVPAR at the Company’s owned, leased and consolidated joint venture hotels (excluding hotels under significant renovation or for which comparable results do not exist) (“Same-Store Hotels”) increased 10.5% to $118.37 for the three months ended September 30, 2000 when compared to the corresponding 1999 period. The increase in REVPAR at these 155 Same-Store Hotels was attributed to an increase in average daily rate (“ADR”) of 6.9% to $157.21 for the three months ended September 30, 2000 when compared to the corresponding 1999 period. Additionally, occupancy for these 155 Same-Store Hotels rose to 75.3% from 72.9% in the three months ended September 30, 2000 when compared to the same period in 1999. REVPAR at Same-Store Hotels in North America increased 14.2% for the three months ended September 30, 2000 when compared to the same period of 1999. REVPAR at the Company’s international Same-Store Hotels, which increased by less than 1% for the three months ended September 30, 2000 when compared to the same period of 1999, was impacted primarily by the unfavorable effect of foreign currency translation.

      The increase in other hotel and leisure revenues resulted primarily from the acquisition of Starwood Vacation Ownership, Inc. (previously named Vistana, Inc.) in October 1999. As of September 30, 2000, the Company operates 12 vacation ownership resorts, with 10 in active sales.

      Consolidated Hotels EBITDA.(1) EBITDA for the Company’s owned, leased and consolidated joint venture hotels increased $42 million or 15.7% to $310 million for the three months ended September 30, 2000 when compared to $268 million in the corresponding period in 1999. This increase was primarily due to an increase in EBITDA at the Company’s Comparable Owned Hotels, which increased $38 million or 14.5% to $302 million. This increase is due to the 23.3% increase in EBITDA over the same period in 1999 at the Company’s Comparable Owned Hotels in North America, offset by weaker results internationally due primarily to unfavorable political and economic conditions. The addition of three hotels, including the opening of the W hotel in Seattle, also contributed to this increase, offset, in part, by the sale of eight hotels.

      Selling, General, Administrative and Other. Selling, general, administrative and other expenses were $97 million and $37 million for the three months ended September 30, 2000 and 1999, respectively. The increase in selling, general, administrative and other expenses is due primarily to the costs of the timeshare operations included in the Company’s results for the three months ended September 30, 2000, due to the acquisition of Starwood Vacation Ownership, Inc. in October 1999.

      Depreciation and Amortization. Depreciation and amortization expense increased to $127 million in the three months ended September 30, 2000 compared to $117 million in the corresponding period of 1999. The increase in depreciation and amortization expense for the three months ended September 30, 2000 was primarily attributable to the acquisition of Starwood Vacation Ownership, Inc. in October 1999, the addition of three new hotels, including the opening of the W hotel in Seattle in September 1999, and the additional depreciation resulting from an extensive renovation program, offset, in part, by the suspension of depreciation on hotels held for sale since December 31, 1999 and hotels sold.

      Net Interest Expense. Interest expense for the three months ended September 30, 2000 and 1999, which is net of interest income of $5 million and $3 million, respectively, and discontinued gaming operations allocations of $0 and $42 million, respectively, decreased to $109 million from $127 million. This decrease was due primarily to the paydown of debt with approximately $3.3 billion of cash proceeds from the Caesars and Desert Inn sales (interest on $2.1 billion of allocated debt was reflected in discontinued operations and thereby excluded from net interest expense in 1999) and cash repatriation from overseas, offset, in part, by an increase in interest rates and additional borrowings during 1999 and 2000 for Share repurchases, capital expenditures and the acquisition of the CIGA S.p.A. (“CIGA”) minority interest.

      Income Tax Expense. The effective income tax rate for the third quarter of 2000 decreased to 33.1% compared to 34.1% in the corresponding quarter in 1999. The Company’s effective income tax rate is determined by the level and composition of pretax income subject to varying foreign, state and local taxes and other items.

Discontinued Operations

      Due to the sale of Caesars in December 1999 and the Desert Inn in June 2000, results for the Company’s gaming operations are included in discontinued operations in the three months ended September 30, 1999. The gaming operations net income was $8 million for the three months ended September 30, 1999, including the

(1)  EBITDA is defined as income before interest expense, income tax expense and depreciation and amortization. Non-recurring items and gains and losses from sales of real estate and investments are also excluded from EBITDA as these items do not impact operating results on a recurring basis. Management considers EBITDA to be one measure of the cash flows from operations of the Company before debt service that provides a relevant basis for comparison, and EBITDA is presented to assist investors in analyzing the performance of the Company. This information should not be considered as an alternative to any measure of performance as promulgated under accounting principles generally accepted in the United States, nor should it be considered as an indicator of the overall financial performance of the Company. The Company’s calculation of EBITDA may be different from the calculation used by other companies and, therefore, comparability may be limited.

allocation of pretax interest expense of $42 million. There were no gaming revenues or gaming operating income (loss) in the three months ended September 30, 2000 compared to $402 million and $53 million, respectively, in the corresponding period of 1999.

Nine Months Ended September 30, 2000 Compared with Nine Months Ended September 30, 1999

Continuing Operations

      Revenues. Total revenues increased 17.7% to $3.273 billion for the nine months ended September 30, 2000 when compared to the corresponding period in 1999. The increase in revenues was due to the 9.8% increase in revenues for the Company’s owned, leased and consolidated joint venture hotels to $2.740 billion for the nine months ended September 30, 2000 when compared to $2.496 billion in the corresponding period of 1999 and the increase in other hotel and leisure revenues to $533 million for the nine months ended September 30, 2000 when compared to $285 million in the corresponding period of 1999.

      The increase in revenues from owned, leased and consolidated joint venture hotels is due primarily to the increased revenues at the Company’s Comparable Owned Hotels and the addition of four hotels, including the opening of the W hotels in San Francisco and Seattle in May 1999 and September 1999, respectively. These increases were offset by the loss of revenues on ten hotels sold since December 31, 1998, the impact of hotels with rooms out of service due to significant renovations and the political and economic conditions in Fiji, Europe and Latin America.

      Revenues at the Company’s Comparable Owned Hotels increased 8.1% to $2.644 billion for the nine months ended September 30, 2000 when compared to the same period of 1999 due primarily to an increase in REVPAR. REVPAR at 127 Same-Store Hotels increased 8.8% to $116.01 for the nine months ended September 30, 2000 when compared to the corresponding 1999 period. The increase in REVPAR at these hotels was attributed to an increase in ADR of 5.0% to $159.13 for the nine months ended September 30, 2000 when compared to the corresponding 1999 period. Occupancy for these 127 Same-Store Hotels rose to 72.9% from 70.4% in the nine months ended September 30, 2000 when compared to the same period in 1999. REVPAR at Same-Store Hotels in North America increased 12.7% for the nine months ended September 30, 2000 when compared to the same period of 1999. REVPAR at the Company’s international Same-Store Hotels, which increased by less than 1% for the nine months ended September 30, 2000 when compared to the same period of 1999, was impacted primarily by the unfavorable effect of foreign currency translation.

      The increase in other hotel and leisure revenues resulted primarily from the acquisition of Starwood Vacation Ownership, Inc. in October 1999. The increase is also due to the addition of hotels to the Company’s management and franchise system and the stronger performance at the Company’s existing managed and franchised hotels.

      Consolidated Hotels EBITDA. EBITDA for the Company’s owned, leased and consolidated joint venture hotels increased $119 million or 15.1% to $906 million for the nine months ended September 30, 2000 when compared to $787 million in the corresponding period in 1999. This increase was primarily due to an increase in EBITDA at the Company’s Comparable Owned Hotels, which increased $89 million or 11.4% to $875 million. These results were strongest in North America, the largest concentration of hotels, offset by weak results internationally due primarily to unfavorable political and economic conditions. The addition of four hotels, including the opening of the W hotels in San Francisco and Seattle in May 1999 and September 1999, respectively, contributed to the overall increase, offset by the sale of ten hotels since December 31, 1998.

      Selling, General, Administrative and Other. Selling, general, administrative and other expenses were $312 million and $123 million for the nine months ended September 30, 2000 and 1999, respectively. The increase in selling, general, administrative and other expenses is due primarily to the costs of the timeshare operations included in the Company’s results for the nine months ended September 30, 2000, due to the acquisition of Starwood Vacation Ownership, Inc. in October 1999.

      Depreciation and Amortization. Depreciation and amortization expense increased to $373 million in the nine months ended September 30, 2000 compared to $353 million in the corresponding period of 1999. The increase in depreciation and amortization expense for the nine months ended September 30, 2000 was primarily attributable to the acquisition of Starwood Vacation Ownership, Inc. in October 1999, the addition of four new hotels, including the opening of the W hotels in San Francisco in May 1999 and Seattle in September 1999, and the additional depreciation resulting from an extensive renovation program, offset, in part, by the suspension of depreciation on hotels held for sale since December 31, 1999 and hotels sold.

      Net Interest Expense. Interest expense for the nine months ended September 30, 2000 and 1999, which is net of interest income of $14 million and $9 million, respectively, and discontinued gaming operations allocations of $6 million and $122 million, respectively, decreased to $332 million from $370 million. This decrease was due primarily to the paydown of debt with approximately $3.3 billion of cash proceeds from the Caesars and Desert Inn sales (interest on $2.1 billion of allocated debt was reflected in discontinued operations and thereby excluded from net interest expense in 1999) and cash repatriation from overseas, partially offset by increased interest rates and additional borrowings during 1999 and 2000 for Share repurchases, capital expenditures and the acquisition of the CIGA minority interest.

      Income Tax Expense. The effective income tax rate for the first nine months of 2000 was 34.5%. As a result of the Reorganization, the tax provision for the nine months ended September 30, 1999 included a $936 million one-time charge to establish a deferred tax liability related to the difference between the book and tax basis in the assets of the Trust. Excluding this charge and a one-time tax benefit of $37 million attributable to the resolution of certain employment related contingencies, the Company’s effective tax rate for the nine months ended September 30, 1999 was 36.7%. The Company’s effective income tax rate is determined by the level and composition of pretax income subject to varying foreign, state and local taxes and other items.

Discontinued Operations

      During the first quarter of 1999, the Company provided for estimated after-tax losses on the Gaming Dispositions of $180 million ($158 million pretax), which included anticipated operating results through the expected closing date. In addition, the Company recorded, on an after-tax basis, a $173 million gain on the sale of the Company’s remaining interest in ITT Educational Services, Inc. during the first quarter of 1999.

      Due to the sale of Caesars in December 1999 and the Desert Inn in June 2000, results for the Company’s gaming operations are included in discontinued operations in the nine months ended September 30, 1999. Results for the Desert Inn are included in discontinued operations through June 23, 2000. The gaming operations net loss was $8 million and $2 million for the nine months ended September 30, 2000 and 1999, respectively, including the allocation of pretax corporate interest expense of $6 million and $122 million, respectively.

      Gaming revenues decreased to $57 million for the nine months ended September 30, 2000 when compared to $1.164 billion in the corresponding period of 1999, and operating income (loss) for the nine months ended September 30, 2000 decreased to a loss of $3 million when compared to operating income of $131 million for the same period of 1999.

Seasonality and Diversification

      The hotel and leisure industry is seasonal in nature; however, the periods during which the Company’s properties experience higher hotel revenue activities vary from property to property and depend principally upon location. The Company’s revenues historically have been lower in the first quarter than in the second, third or fourth quarters.

Same-Store Hotels Results

      Starwood continually updates and renovates its owned, leased and consolidated joint venture hotels. While undergoing renovation, these hotels are generally not operating at full capacity and, as such, these renovations can negatively impact Starwood’s hotel revenues. Starwood expects to continue renovating its owned, leased and consolidated joint venture hotels in 2000 as it pursues its brand and quality strategies.

      The following table summarizes average occupancy, ADR and REVPAR for the Company’s Same-Store Hotels for the three and nine months ended September 30, 2000 and 1999. The results for the three and nine months represent results for 155 and 127 owned, leased and consolidated joint venture hotels, respectively

(excluding 17 and 47 hotels, respectively, that were sold, under significant renovation or for which comparable results are not available).

	Three Months Ended
	September 30,

	2000	1999	Variance

Worldwide (155 hotels with approximately 52,000 rooms)

REVPAR	$118.37	$107.14	10.5%

ADR	$157.21	$147.06	6.9%

Occupancy	75.3%	72.9%	2.4

North America (111 hotels with approximately 39,000 rooms)

REVPAR	$115.66	$101.26	14.2%

ADR	$148.83	$136.12	9.3%

Occupancy	77.7%	74.4%	3.3

International (44 hotels with approximately 13,000 rooms)

REVPAR	$127.03	$126.00	0.8%

ADR	$187.95	$185.54	1.3%

Occupancy	67.6%	67.9%	(0.3)

	Nine Months Ended
	September 30,

	2000	1999	Variance

Worldwide (127 hotels with approximately 41,000 rooms)

REVPAR	$116.01	$106.67	8.8%

ADR	$159.13	$151.60	5.0%

Occupancy	72.9%	70.4%	2.5

North America (85 hotels with approximately 29,000 rooms)

REVPAR	$113.46	$100.69	12.7%

ADR	$151.63	$141.76	7.0%

Occupancy	74.8%	71.0%	3.8

International (42 hotels with approximately 12,000 rooms)

REVPAR	$122.56	$122.05	0.4%

ADR	$180.30	$177.76	1.4%

Occupancy	68.0%	68.7%	(0.7)

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow Provided by Operating Activities

      Cash flow from operating activities is the principal source of cash used to fund the Company’s operating expenses, interest payments on debt, capital expenditures and distribution payments by the Trust. The Company anticipates that cash flow provided by operating activities will be sufficient to service short-term and long-term indebtedness, fund maintenance requirements and capital expenditures and meet operating cash requirements, including all distributions to shareholders by the Trust. The Trust’s annual dividend increased 15% in 2000 to $0.69 per Share. The third quarter dividend of $0.1725 per Share was paid in October 2000 to shareholders of record as of September 30, 2000.

      As a result of the Reorganization, Starwood pays significantly more in federal income taxes and has the ability to retain significantly more earnings than previously the case. Starwood anticipates its enhanced ability to retain earnings will allow it to utilize cash flow from operating activities to fund maintenance, capital expenditures and acquisitions.

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

      In December 1999, the Company completed the sale of Caesars for approximately $3.0 billion in cash; in June 2000, the Company completed the sale of the Desert Inn for approximately $270 million in cash. The Company used these cash proceeds and cash repatriated from overseas operations to immediately pay off $2.5 billion of increasing rate notes and to reduce its bank revolver by approximately $770 million, offset by additional borrowings used to complete the acquisition of the CIGA minority interest and other investing and financing activities.

      Cash proceeds from non-core asset sales will be used to retire debt, repurchase Shares and provide for general corporate purposes. During the nine months ended September 30, 2000, in addition to the sales of Caesars and the Desert Inn disclosed above, the Company sold five hotels for aggregate proceeds of approximately $34 million.

      Following is a summary of the Company’s debt portfolio as of September 30, 2000:

	Amount		Interest Rate at
	Outstanding at		September 30,	Average
	September 30, 2000	Interest Terms	2000	Maturity

	(Dollars in millions)

Floating Rate Debt

Senior Credit Facility:

Five-Year Term Loan	$950	LIBOR+0.625%	7.24%	2.4 years

Revolving Credit Facility	40	LIBOR+0.625%	7.24%	2.4 years

Senior Secured Notes Facility:

Tranche II Loans	1,000	LIBOR+2.75%	9.37%	2.4 years

Mortgages and other	600	Various	7.04%	2.7 years

Interest rate swaps	(1,000)		7.24%	—

Total/average	$1,590		8.50%	2.5 years

Fixed Rate Debt

ITT public debt	$1,996		6.79%	6.9 years

Mortgages and other	931		7.31%	11.7 years

Interest rate swaps	1,000		6.64%	—

Total/average	$3,927		6.87%	8.4 years

Total Debt

Total debt and average terms	$5,517		7.34%	5.6 years

      Starwood has a substantial amount of indebtedness and had a working capital deficiency of $1.4 billion at September 30, 2000. Other than $700 million of outstanding ITT Bonds maturing in 2000 and the Euro 270 million loan due in July 2001, Starwood has no significant debt maturing until 2003. Based upon the current level of operations, management believes that the Company’s cash flow from operations, together with available borrowings under the Senior Credit Facility (approximately $1.0 billion at September 30, 2000), capacity from additional borrowings and proceeds from non-core asset sales, will be adequate to meet anticipated requirements for working capital, capital expenditures, marketing and advertising program expenditures, other discretionary investments, interest and scheduled principal payments for the foreseeable future, including at least the next three years. There can be no assurance, however, that the Company’s business will continue to generate cash flow at or above current levels or that currently anticipated improvements will be achieved. If Starwood is unable to generate sufficient cash flow from operations in the future to service the Company’s debt, the Company may be required to sell assets, reduce capital expenditures, refinance all or a portion of its existing debt or obtain additional financing. The Company’s ability to make scheduled principal payments, to pay interest on or to refinance the Company’s indebtedness depends on its future performance and financial results, which, to a certain extent, are subject to general conditions in or affecting the hotel and leisure industry and to general economic, political, financial, competitive, legislative and regulatory factors beyond the Company’s control. There can be no assurance that sufficient funds will be available to enable Starwood to service its indebtedness or to make necessary capital expenditures, marketing and advertising program expenditures and other discretionary investments.

Stock Sales and Repurchases

      Pursuant to the 1998 Board-approved Share repurchase program (the “Share Repurchase Program”), the Company repurchased 1,469,000 Shares in the open market at an average purchase price of $27.16 during the nine months ended September 30, 2000. Under the Share Repurchase Program, at September 30, 2000, the Company had approximately $259 million remaining authorization to repurchase Shares.

OTHER MATTERS

European Union Currency Conversions

      On January 1, 1999, 11 of the 15 member countries of the European Union (the “Participating Countries”) established fixed conversion rates between their existing sovereign currencies and the Euro. Following the introduction of the Euro, the legacy currencies of the Participating Countries will remain legal tender during a transition period ending on January 1, 2002. During the transition period, both the legacy currency and the Euro will be legal tender in the respective Participating Countries. During the transition period, currency conversions will be computed by a triangulation with reference to conversion rates between the respective currencies and the Euro. The Company currently operates in all 11 of the Participating Countries. The effect on the Company of the adoption of the Euro by the Participating Countries in which it operates is currently uncertain. However, it is possible that the Euro adoption will result in increased competition within the European market. In addition, a number of the Company’s information systems are not currently Euro compliant. The Company is currently evaluating and updating its information systems to make them Euro compliant; however, there is no assurance that the Company or third-party vendors of applications used by the Company will successfully bring all of their systems into compliance. Failure of the Company or such third parties to do so could result in disruptions in the processing of transactions in Euros or computed by reference to the Euro.

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

Item 2.  Changes in Securities and Use of Proceeds.

      Pursuant to the Share Repurchase Program, the Company repurchased approximately 1,469,000 Shares in the open market at an average purchase price of $27.16 during the nine months ended September 30, 2000.

Item 6.  Exhibits and Reports on Form 8-K.

(a)  Exhibits

Exhibit
Number	Description

10.1	Employment Agreement, dated as of June 27, 2000, between the Corporation and Robert F. Cotter.(1)
27.1	Financial Data Schedule for the Corporation.(1)
27.2	Financial Data Schedule for the Trust.(1)

(1)	Filed herewith.

(b)  Reports on Form 8-K

      No reports on Form 8-K were filed during the third quarter of 2000.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, each Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC	STARWOOD HOTELS & RESORTS

By: /s/ RONALD C. BROWN Ronald C. Brown Executive Vice President and Chief Financial Officer	By: /s/ RONALD C. BROWN Ronald C. Brown Vice President and Chief Financial and Accounting Officer

Date: November 14, 2000

EXHIBIT INDEX

Exhibit
Number	Description

10.1	Employment Agreement, dated as of June 27, 2000, between the Corporation and Robert F. Cotter.(1)
27.1	Financial Data Schedule for the Corporation.(1)
27.2	Financial Data Schedule for the Trust.(1)

(1)	Filed herewith.