Form 10-Q
period 2001-06-30
STARWOOD HOTELS & RESORTS; STARWOOD HOTEL & RESORTS WORLDWIDE INC
filed 2001-08-14
CIK 48595, 316206

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2001

OR

☐  Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

      Indicate by check mark whether the Registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

      Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

      199,439,318 shares of common stock, par value $0.01 per share, of Starwood Hotels & Resorts Worldwide, Inc. attached to and traded together with 199,439,318 Class B shares of beneficial interest, par value $0.01 per share, of Starwood Hotels & Resorts, and 100 Class A shares of beneficial interest, par value $0.01 per share, of Starwood Hotels & Resorts, all outstanding as of August 9, 2001.

PART I.  FINANCIAL INFORMATION

Item 1.     Financial Statements.

      The following unaudited consolidated financial statements of Starwood Hotels & Resorts Worldwide, Inc. (the “Corporation”) and Starwood Hotels & Resorts (the “Trust” and, together with the Corporation, “Starwood” or the “Company”) are provided pursuant to the requirements of this Item. In the opinion of management, all adjustments necessary for fair presentation, consisting of normal recurring adjustments, have been included. The consolidated financial statements presented herein have been prepared in accordance with the accounting policies described in the Company’s Joint Annual Report on Form 10-K for the year ended December 31, 2000 filed on March 30, 2001. See the notes to financial statements for the basis of presentation. The consolidated financial statements should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere herein. Results for the three and six months ended June 30, 2001 are not necessarily indicative of results to be expected for the full fiscal year ending December 31, 2001.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

CONSOLIDATED BALANCE SHEETS
(In millions, except share data)

	June 30,	December 31,
	2001	2000

	(Unaudited)

ASSETS

Current assets:

Cash and cash equivalents	$221	$189

Accounts receivable, net of allowance for doubtful accounts of $48 and $45	485	502

Inventories	233	238

Prepaid expenses and other	160	119

Total current assets	1,099	1,048

Investments	442	412

Plant, property and equipment, net	7,810	7,889

Goodwill and intangible assets, net	2,879	2,881

Other assets	483	430

	$12,713	$12,660

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:

Short-term borrowings and current maturities of long-term debt	$564	$585

Accounts payable	210	186

Accrued expenses	589	544

Accrued salaries, wages and benefits	131	164

Accrued taxes and other	340	326

Total current liabilities	1,834	1,805

Long-term debt	4,965	4,957

Deferred income taxes	1,441	1,444

Other liabilities	457	438

	8,697	8,644

Minority interest	48	48

Class B exchangeable preferred shares of the Trust, at redemption value of $38.50	42	117

Commitments and contingencies Stockholders’ equity:

Class A exchangeable preferred shares of the Trust; $0.01 par value; authorized 30,000,000 shares; outstanding 549,951 and 609,576 shares at June 30, 2001 and December 31, 2000, respectively	—	—

Corporation common stock; $0.01 par value; authorized 1,050,000,000 shares; outstanding 199,418,839 and 194,485,448 shares at June 30, 2001 and December 31, 2000, respectively	2	2

Trust Class B shares of beneficial interest; $0.01 par value; authorized 1,000,000,000 shares; outstanding 199,418,839 and 194,485,448 shares at June 30, 2001 and December 31, 2000, respectively	2	2

Additional paid-in capital	4,905	4,796

Deferred compensation	(36)	(4)

Accumulated other comprehensive income	(443)	(353)

Accumulated deficit	(504)	(592)

Total stockholders’ equity	3,926	3,851

	$12,713	$12,660

The accompanying notes to financial statements are an integral part of the above statements.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per Share data)
(Unaudited)

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,

	2001	2000	2001	2000

Revenues

Owned, leased and consolidated joint venture hotels	$930	$971	$1,795	$1,814

Other hotel and leisure	180	171	329	324

	1,110	1,142	2,124	2,138

Costs and Expenses

Owned, leased and consolidated joint venture hotels	618	628	1,214	1,218

Selling, general, administrative and other	108	111	207	215

Restructuring and other special credits	—	—	(1)	—

Depreciation	107	95	212	192

Amortization	23	23	45	43

	856	857	1,677	1,668

Operating income	254	285	447	470

Interest expense, net of interest income of $4, $6, $7 and $9	(92)	(108)	(192)	(213)

Gain on sales of real estate and investments, net	1	1	1	2

	163	178	256	259

Income tax expense	(48)	(62)	(79)	(91)

Minority equity in net income	(2)	(2)	(2)	(1)

Income from continuing operations	113	114	175	167

Discontinued operations:

Gain on dispositions, net of tax of $0, $2, $0 and $2	—	5	—	5

Extraordinary item, net of tax of $3, $0, $3 and $0	(6)	—	(6)	(3)

Net income	$107	$119	$169	$169

Earnings Per Share — Basic

Continuing operations	$0.57	$0.58	$0.88	$0.85

Discontinued operations	—	0.02	—	0.02

Extraordinary item	(0.03)	—	(0.03)	(0.01)

Net income	$0.54	$0.60	$0.85	$0.86

Earnings Per Share — Diluted

Continuing operations	$0.55	$0.56	$0.85	$0.82

Discontinued operations	—	0.02	—	0.02

Extraordinary item	(0.03)	—	(0.03)	(0.01)

Net income	$0.52	$0.58	$0.82	$0.83

Weighted average number of Shares	199	195	199	195

Weighted average number of Shares assuming dilution	207	205	207	204

The accompanying notes to financial statements are an integral part of the above statements.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In millions)
(Unaudited)

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,

	2001	2000	2001	2000

Net income	$107	$119	$169	$169

Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustments —

Foreign currency translation arising during the period	(17)	(24)	(79)	(72)
Unrealized gains (losses) on securities, net —

Unrealized holding gains (losses) arising during the period	1	(3)	2	(6)
Derivative instruments, net —

Change in fair value of derivative instruments	—	—	(13)	—

	(16)	(27)	(90)	(78)

Comprehensive income	$91	$92	$79	$91

The accompanying notes to financial statements are an integral part of the above statements.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)
(Unaudited)

	Six Months
	Ended
	June 30,

	2001	2000

Operating Activities

Net income	$169	$169

Exclude:

Discontinued operations, net	—	(5)

Extraordinary item, net	6	3

Income from continuing operations	175	167

Adjustments to income from continuing operations:

Depreciation and amortization	257	235

Amortization of deferred loan costs	6	6

Amortization of hedge premiums	2	—

Non-cash portion of restructuring and other special credits	(1)	—

Provision for doubtful accounts	2	9

Minority equity in net income	2	1

Equity income, net of dividends received	6	(2)

Gain on sales of real estate and investments, net	(1)	(2)

Changes in working capital:

Accounts receivable	21	(29)

Inventories	(1)	(42)

Prepaid expenses and other	(39)	(36)

Accounts payable	20	(7)

Accrued expenses	(12)	(47)

Accrued and deferred income taxes	35	2

Other, net	(62)	61

Cash from continuing operations	410	316

Cash from discontinued operations	—	3

Cash from operating activities	410	319

Investing Activities

Purchases of plant, property and equipment	(204)	(226)

Proceeds from asset sales, net	21	20

Net proceeds from the sale of discontinued operations	—	232

Issuance/collection of notes receivable, net	(14)	50

Acquisitions, net of acquired cash	(45)	(284)

Investments	(49)	(31)

Other, net	(18)	(12)

Cash used for investing activities	(309)	(251)

Financing Activities

Revolving credit facility and short-term borrowings, net	(101)	48

Long-term debt issued	755	22

Long-term debt repaid	(624)	(210)

Dividends paid	(75)	(64)

Share repurchases	(42)	(19)

Other, net	22	21

Cash used for financing activities	(65)	(202)

Exchange rate effect on cash and cash equivalents	(4)	(19)

Increase (decrease) in cash and cash equivalents	32	(153)

Cash and cash equivalents — beginning of period	189	436

Cash and cash equivalents — end of period	$221	$283

Supplemental Disclosures of Cash Flow Information

Cash paid during the period for:

Interest	$198	$224

Income taxes, net of refunds	$63	$103

The accompanying notes to financial statements are an integral part of the above statements.

STARWOOD HOTELS & RESORTS

CONSOLIDATED BALANCE SHEETS
(In millions, except share data)

	June 30,	December 31,
	2001	2000

	(Unaudited)

ASSETS

Current assets:

Cash and cash equivalents	$5	$9

Receivable, Corporation	44	34

Prepaid expenses and other	1	4

Total current assets	50	47

Investments, Corporation	848	848

Investments	33	35

Plant, property and equipment, net	4,221	4,260

Long-term receivables, net, Corporation	1,776	1,604

Goodwill and intangible assets, net	236	239

Other assets	14	15

	$7,178	$7,048

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:

Short-term borrowings and current maturities of long-term debt	$36	$35

Accounts payable	3	5

Accrued expenses	64	57

Total current liabilities	103	97

Long-term debt	478	483

	581	580

Minority interest	38	39

Class B exchangeable preferred shares, at redemption value of $38.50	42	117

Commitments and contingencies

Stockholders’ equity:

Class A exchangeable preferred shares; $0.01 par value; authorized 30,000,000 shares; outstanding 549,951 and 609,576 shares at June 30, 2001 and December 31, 2000, respectively	—	—

Class A shares of beneficial interest; $0.01 par value; authorized 5,000 shares; outstanding 100 shares at June 30, 2001 and December 31, 2000.	—	—

Trust Class B shares of beneficial interest; $0.01 par value; authorized 1,000,000,000 shares; outstanding 199,418,839 and 194,485,448 shares at June 30, 2001 and December 31, 2000, respectively	2	2

Additional paid-in capital	7,711	7,630

Accumulated deficit	(1,196)	(1,320)

Total stockholders’ equity	6,517	6,312

	$7,178	$7,048

The accompanying notes to financial statements are an integral part of the above statements.

STARWOOD HOTELS & RESORTS

CONSOLIDATED STATEMENTS OF INCOME
(In millions)
(Unaudited)

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,

	2001	2000	2001	2000

Revenues

Unconsolidated joint ventures and other	$—	$—	$1	$1

Rent and interest, Corporation	166	175	332	336

	166	175	333	337

Costs and Expenses

Selling, general and administrative	1	1	2	2

Depreciation	51	45	100	88

Amortization	1	1	3	3

	53	47	105	93

	113	128	228	244

Interest expense, net of interest income of $0 in all periods	(9)	(9)	(19)	(19)

Gain on sales of real estate and investments	—	1	—	3

Income tax expense	(1)	—	(1)	—

Minority equity in net income	(1)	(1)	(1)	(1)

Net income	$102	$119	$207	$227

The accompanying notes to financial statements are an integral part of the above statements.

STARWOOD HOTELS & RESORTS

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Six Months
	Ended June 30,

	2001	2000

Operating Activities

Net income	$207	$227

Adjustments to net income:

Depreciation and amortization	103	91

Minority equity in net income	1	1

Equity income, net of dividends received	2	2

Gain on sales of real estate and investments	—	(3)

Changes in working capital:

Receivable, Corporation	(10)	(14)

Accounts payable	(2)	(4)

Accrued expenses	1	(14)

Other, net	3	1

Cash from operating activities	305	287

Investing Activities

Additions to plant, property and equipment	(83)	(121)

Proceeds from asset sales, net	21	20

Long-term receivables, Corporation	(166)	(38)

Other, net	1	8

Cash used for investing activities	(227)	(131)

Financing Activities

Long-term debt issued	—	10

Long-term debt repaid	(4)	(102)

Dividends paid	(75)	(64)

Dividends paid to Corporation	(2)	—

Share repurchases	(5)	(3)

Other, net	4	4

Cash used for financing activities	(82)	(155)

Increase (decrease) in cash and cash equivalents	(4)	1

Cash and cash equivalents — beginning of period	9	1

Cash and cash equivalents — end of period	$5	$2

Supplemental Disclosures of Cash Flow Information

Cash paid during the period for interest	$19	$19

The accompanying notes to financial statements are an integral part of the above statements.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

AND STARWOOD HOTELS & RESORTS

NOTES TO FINANCIAL STATEMENTS

Note 1.  Basis of Presentation

      The accompanying consolidated balance sheets as of June 30, 2001 and December 31, 2000 and the consolidated statements of income and comprehensive income for the three and six months ended June 30, 2001 and 2000 and cash flows for the six months ended June 30, 2001 and 2000 represent (i) Starwood Hotels & Resorts Worldwide, Inc. (the “Corporation”) and its subsidiaries, including Starwood Hotels & Resorts (the “Trust”) and its subsidiaries (together with the Corporation, “Starwood” or the “Company”), and (ii) the Trust.

      The Trust was formed in 1969 and elected to be taxed as a real estate investment trust (“REIT”) under the Internal Revenue Code. In 1980, the Trust formed the Corporation and made a distribution to the Trust’s shareholders of one share of common stock, par value $0.01 per share, of the Corporation (a “Corporation Share”) for each common share of beneficial interest, par value $0.01 per share, of the Trust (a “Trust Share”). Until January 6, 1999, the Corporation Shares and Trust Shares were paired on a one-for-one basis and, pursuant to an agreement between the Corporation and the Trust, could be held or transferred only in units consisting of one Corporation Share and one Trust Share.

      As a result of the January 6, 1999 reorganization of the Corporation and the Trust, the Trust became a subsidiary of the Corporation, which indirectly holds all outstanding Class A shares of beneficial interest in the Trust. Each outstanding Trust Share was converted into one share of the non-voting Class B shares of beneficial interest in the Trust (a “Class B Share”). The Corporation Shares and the Class B Shares trade together on a one-for-one basis, and pursuant to an agreement between the Corporation and the Trust, may be transferred only in units (“Shares”) consisting of one Corporation Share and one Class B Share.

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

      The Corporation, through its subsidiaries, is the general partner of, and held, as of June 30, 2001, an aggregate 97.5% partnership interest in, SLC Operating Limited Partnership (the “Operating Partnership”). The Trust, through its subsidiaries, is the general partner of, and held an aggregate 97.0% partnership interest in, SLT Realty Limited Partnership (the “Realty Partnership” and, together with the Operating Partnership, the “Partnerships”) as of June 30, 2001. The units of the Partnerships (“LP Units”) held by the limited partners of the respective Partnerships are exchangeable on a one-for-one basis for Shares. At June 30, 2001, there were approximately 6.2 million LP Units outstanding (including 4.3 million LP Units held by the Corporation). For all periods presented, the LP Units are assumed to have been converted to Shares for purposes of calculating basic and diluted weighted average Shares outstanding.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
AND STARWOOD HOTELS & RESORTS

NOTES TO FINANCIAL STATEMENTS — (Continued)

Note 2.  Significant Accounting Policies

      Earnings Per Share. The following reconciliation of basic earnings per Share to diluted earnings per Share for income from continuing operations assumes the conversion of LP Units to Shares (in millions, except per Share data):

	Three Months Ended June 30,

	2001			2000

	Earnings	Shares	Per Share	Earnings	Shares	Per Share

Income from continuing operations	$113			$114

Dividends on Class A EPS(1) and Class B EPS(2)	—			(1)

Basic earnings	113	199	$0.57	113	195	$0.58

Effect of dilutive securities:

Employee options and restricted stock awards	—	6		—	3

Class A EPS and Class B EPS	—	2		1	7

Diluted earnings	$113	207	$0.55	$114	205	$0.56

	Six Months Ended June 30,

	2001			2000

	Earnings	Shares	Per Share	Earnings	Shares	Per Share

Income from continuing operations	$175			$167

Dividends on Class A EPS and Class B EPS	(1)			(2)

Basic earnings	174	199	$0.88	165	195	$0.85

Effect of dilutive securities:

Employee options and restricted stock awards	—	6		—	2

Class A EPS and Class B EPS	1	2		2	7

Diluted earnings	$175	207	$0.85	$167	204	$0.82

(1)	Class A Exchangeable Preferred Shares
(2)	Class B Exchangeable Preferred Shares

     Recently Issued Accounting Standards. In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” The new rules will apply to goodwill and intangible assets acquired after June 30, 2001 and to existing goodwill and intangible assets upon adoption of SFAS No. 142 in the first quarter of 2002. The new rules establish one method of accounting for all business combinations and the resulting goodwill and other intangible assets. Intangible assets with a finite life will generally continue to be amortized over their lives while intangibles without a finite life, including goodwill, will no longer be amortized. Tests for impairment will be performed annually or upon the occurrence of a triggering event. The Company is in the process of evaluating the potential impact of the new rules. Preliminary estimates based on existing goodwill indicate that adoption could result in an annual increase in net income of approximately $50 million.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
AND STARWOOD HOTELS & RESORTS

NOTES TO FINANCIAL STATEMENTS — (Continued)

      Reclassifications. Certain reclassifications have been made to the prior year financial statements to conform to the current year presentation.

Note 3.  Debt

      In May 2001, the Company sold an aggregate face amount of $815,828,000 zero coupon convertible senior notes due 2021. Commencing in May 2002, each holder may require the Company to purchase the notes, subject to certain conditions. The notes have a blended yield to maturity of 2.35%. The notes, consisting of two series, are convertible, subject to certain conditions, into an aggregate 9,657,000 Shares. The Company received gross proceeds from these sales of approximately $500 million, which was used to repay a portion of its senior secured notes that bore interest at LIBOR plus 275 basis points. This repayment resulted in an extraordinary loss on early extinguishment of debt of $6 million (net of tax).

Note 4.  Discontinued Operations

      In April 1999, management developed a formal plan to dispose of the Company’s gaming operations. On June 23, 2000, the Company completed this plan with the sale of the Desert Inn Resort and Casino, resulting in a disposition gain of $5 million, net of tax. Proceeds from this sale totaling approximately $270 million were used to reduce the Company’s revolving credit facility.

      The accompanying consolidated financial statements reflect the results of operations and net assets of the gaming segment as a discontinued operation. Interest expense of $3 million and $6 million for the three and six months ended June 30, 2000, respectively, was allocated to the discontinued operation. This allocation was based upon the ratio of net gaming segment assets to the Company’s total capitalization. During 1999, the Company provided for the estimated loss on disposal of the gaming segment, which included estimated operating losses through the disposal date. Summary financial information of the discontinued gaming operations is as follows (in millions):

	Three Months	Six Months
	Ended	Ended
	June 30, 2000	June 30, 2000

Income Statement Data

Revenues	$28	$57

Operating loss	$(1)	$(3)

Interest expense:

Allocated debt	$(3)	$(6)

Income tax benefit	$—	$1

Loss from discontinued operations	$(4)	$(8)

Note 5.  Restructuring and Other Special Credits

      During the first quarter of 2001, the Company wrote down its investments in various e-business ventures by approximately $19 million based on the current technology market conditions and management’s assessment that these investments were permanently impaired. This charge was offset by the reversal of a $20 million bad debt restructuring charge taken in 1998 relating to a note receivable which is now fully performing.

      The Company had remaining accruals related to prior years’ restructuring and other special charges of $97 million at June 30, 2001 and $100 million at December 31, 2000, of which $23 million and $22 million, respectively, are included in other liabilities in the accompanying consolidated balance sheets. At June 30, 2001 and December 31, 2000, these accruals consist of $69 million and $72 million, respectively, for certain litigation costs and $28 million primarily related to remaining lease commitments which expire through 2006.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
AND STARWOOD HOTELS & RESORTS

NOTES TO FINANCIAL STATEMENTS — (Continued)

Note 6.  Derivative Financial Instruments

      The Company enters into interest rate swap agreements to manage interest expense. At June 30, 2001, the Company had five outstanding interest rate swap agreements under which the Company pays a fixed rate and receives variable rates of interest. The aggregate notional amount of these interest rate swaps was approximately $1.048 billion and the estimated unrealized loss was approximately $13 million, net of tax, as of June 30, 2001. The unrealized loss represents the fair value of the interest rate swap agreements. These agreements mature at various dates from September 2001 through February 2003. Upon maturity, any unrealized gains or losses will be reclassified into earnings.

      The Company also enters into forward foreign exchange contracts to hedge the foreign currency exposure associated with the Company’s foreign currency denominated assets and liabilities. At June 30, 2001, the Company had three forward foreign exchange contracts outstanding with a U.S. dollar equivalent of the contractual amounts of these hedges of approximately $35 million. These contracts mature from July through September 2001 and have all been deemed effective. Included in interest expense for the six months ended June 30, 2001 is approximately $2 million of expense relating to forward contract premiums.

      The Company does not expect its current derivative financial instruments to significantly impact earnings for the next twelve months.

Note 7.  Business Segment Information

      The Company has one operating segment, hotel and leisure. The hotel and leisure segment represents a worldwide network of owned, leased and consolidated joint venture hotels and vacation ownership resorts operated primarily under the Company’s proprietary brand names including Sheraton®, Westin®, St. Regis®, The Luxury Collection®, Four Points® by Sheraton and W®. This segment also includes hotels and resorts operated or flagged under these brand names in exchange for management and/or franchise fees. Also included are earnings from the Company’s interest in unconsolidated joint ventures and from the development and sale of vacation ownership interests (“VOIs”).

      The performance of the hotel and leisure segment is evaluated primarily on operating profit before corporate selling, general and administrative expense, interest expense, gains and losses on the sales of real estate and investments and restructuring and other special credits. The Company does not allocate these items to the segment.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
AND STARWOOD HOTELS & RESORTS

NOTES TO FINANCIAL STATEMENTS — (Continued)

      The following table presents revenues, operating profit, assets and capital expenditures for the Company’s reportable segment (in millions):

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,

	2001	2000	2001	2000

Revenues	$1,110	$1,142	$2,124	$2,138

Operating income(1)	$265	$311	$479	$521

Capital expenditures	$110	$124	$204	$226

	June 30,	December 31,
	2001	2000

Assets:

Hotel and leisure	$12,572	$12,529

Corporate	141	131

	$12,713	$12,660

(1)	The following costs are not allocated to hotel and leisure in evaluating operating profit:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2001	2000	2001	2000

Corporate selling, general and administrative	$11	$26	$33	$51

Restructuring and other special credits	$—	$—	$(1)	$—

Note 8.  Supplementary Financial Information

      The following table presents a reconciliation of operating income to EBITDA(1) (in millions):

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,

	2001	2000	2001	2000

Operating income	$254	$285	$447	$470

Depreciation(2)	113	100	225	203

Amortization	23	23	45	43

Interest expense of unconsolidated joint ventures	7	4	13	10

Interest income	4	6	7	9

Restructuring and other special credits	—	—	(1)	—

EBITDA	$401	$418	$736	$735

(1)	EBITDA is defined as income before interest expense, income tax expense and depreciation and amortization. Non-recurring items and gains and losses from sales of real estate and investments are also excluded from EBITDA as these items do not impact operating results on a recurring basis. Management considers EBITDA to be one measure of the cash flows from operations of the Company before debt service that provides a relevant basis for comparison, and EBITDA is presented to assist investors in analyzing the performance of the Company. This information should not be considered as an alternative to any measure of performance as promulgated under accounting principles generally accepted in the United States, nor should it be considered as an indicator of the overall financial performance of the Company. The Company’s calculation of EBITDA may be different from the calculation used by other companies and, therefore, comparability may be limited.

(2)	Includes depreciation expense of unconsolidated joint ventures.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

      Certain statements contained in this report constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may include, but are not limited to, statements relating to the Company’s objectives, strategies and plans, and all statements (other than statements of historical fact) that address actions, events or circumstances that the Company or its management expects, believes or intends will occur in the future. Forward-looking statements are not guarantees of future performance and involve risks and uncertainties that could cause actual results to differ materially from historical results or those anticipated at the time the forward-looking statements are made, including, without limitation, risks and uncertainties associated with the following: the continued ability of the Trust to qualify for taxation as a REIT; Starwood’s ability to attract and retain personnel; identification, completion, terms and timing of future acquisitions and dispositions; the availability and terms of capital for acquisitions and for renovations; execution of hotel renovation and expansion programs; the ability to maintain existing management or franchise agreements and to obtain new agreements on favorable terms; competition within the hotel and leisure industry; the cyclicality of the real estate business and the hotel and leisure business; foreign exchange fluctuations and exchange control restrictions; general real estate and national and international economic conditions; political and financial conditions and uncertainties in countries in which Starwood owns or operates properties; changes in current laws, rules or regulations of governmental or other regulatory bodies; and the other risks and uncertainties set forth in the annual, quarterly and current reports and proxy statements of the Trust and the Corporation. The Company undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

RESULTS OF OPERATIONS

      The following discussion presents an analysis of results of our operations for the three and six months ended June 30, 2001 and 2000.

Three Months Ended June 30, 2001 Compared with Three Months Ended June 30, 2000

Continuing Operations

      Revenues. Total revenues decreased 2.8% from $1.142 billion to $1.110 billion for the three months ended June 30, 2001 when compared to the corresponding period in 2000. The decrease in revenues reflects a 4.2% decrease in revenues from the Company’s owned, leased and consolidated joint venture hotels to $930 million for the three months ended June 30, 2001 when compared to $971 million in the corresponding period of 2000, offset, in part, by an increase in other hotel and leisure revenues to $180 million for the three months ended June 30, 2001 when compared to $171 million in the corresponding period of 2000.

      The decrease in revenues from owned, leased and consolidated joint venture hotels is due primarily to decreased revenues at the Company’s hotels owned during both periods (“Comparable Owned Hotels”) (159 hotels for the three months ended June 30, 2001, excluding seven hotels sold and five hotels without comparable results during 2000 and 2001). Revenues at the Company’s Comparable Owned Hotels decreased 6.6% to $895 million for the three months ended June 30, 2001 when compared to the same period of 2000 due primarily to a decrease in revenue per available room (“REVPAR”). REVPAR at the Company’s 156 owned, leased and consolidated joint venture hotels (excluding seven hotels sold and eight hotels under significant renovation or for which comparable results are not available for the three months ended June 30, 2001) (“Same-Store Owned Hotels”) decreased 6.8% to $113.31 for the three months ended June 30, 2001 when compared to the corresponding 2000 period. The decrease in REVPAR at these 156 Same-Store Owned Hotels was attributed to a decrease in occupancy to 69.9% from 74.9% in the three months ended June 30, 2001 when compared to the same period of 2000. Average daily rate (“ADR”) at these Same-Store Owned Hotels remained flat at $162.21 for the three months ended June 30, 2001 compared to the three months ended June 30, 2000. REVPAR at Same-Store Owned Hotels in North America decreased 7.4% for the three months ended June 30, 2001 when compared to the same period of 2000 primarily as a result of the industry-wide reduction in demand, particularly in New York, where the Company has seven owned hotels with approximately 3,900 rooms. REVPAR at the

Company’s international Same-Store Owned Hotels, which decreased by 4.8% for the three months ended June 30, 2001 when compared to the same period of 2000, was impacted primarily by the unfavorable effect of foreign currency translation and adverse political and economic conditions. REVPAR for Same-Store Owned Hotels in Europe increased 7.6% excluding the unfavorable effect of foreign currency translation. Revenues from owned, leased and consolidated joint venture hotels also decreased due to the effective closure of two hotels in Chicago which were being converted to W hotels.

      The increase in other hotel and leisure revenues resulted primarily from the increase in revenues from Starwood Vacation Ownership, Inc. (“SVO”), offset by lower management fees and equity earnings from joint ventures.

      EBITDA. EBITDA for the Company’s owned, leased and consolidated joint venture hotels decreased $31 million or 9.0% to $312 million for the three months ended June 30, 2001 when compared to the corresponding period in 2000. This decrease was primarily due to a $32 million or 9.3% decrease in EBITDA at the Company’s Comparable Owned Hotels (excluding $4.8 million of Six Sigma implementation costs at these hotels) to $309 million. This decrease is primarily due to the 11.7% decrease in EBITDA over the same period in 2000 at the Company’s Comparable Owned Hotels in North America resulting primarily from the drop in industry-wide demand and the effective closure of two hotels in Chicago (as noted above), offset by stronger results internationally, primarily in Europe.

      Selling, General, Administrative and Other. Selling, general, administrative and other expenses were $108 million and $111 million for the three months ended June 30, 2001 and 2000, respectively. The decrease in selling, general, administrative and other expenses is due primarily to a $7.9 million pretax gain resulting from the termination of a pension plan which was offset by $2.6 million of Six Sigma implementation costs at Division and Corporate offices.

      Depreciation and Amortization. Depreciation and amortization expense increased to $130 million in the three months ended June 30, 2001 compared to $118 million in the corresponding period of 2000. The increase in depreciation and amortization expense for the three months ended June 30, 2001 was primarily attributable to the additional depreciation resulting from renovation programs at many of the Company’s owned, leased and consolidated joint venture hotels.

      Net Interest Expense. Interest expense for the three months ended June 30, 2001 and 2000, which is net of interest income of $4 million and $6 million, respectively, and discontinued gaming operations allocations of $3 million in the three months ended June 30, 2000, decreased to $92 million from $108 million. This decrease was due primarily to the combination of reduced debt levels and lower interest rates compared to the second quarter of 2000 due to the impact of certain financing transactions, including the issuance of zero coupon convertible debt in May 2001. The Company’s weighted average interest rate was 6.12% at June 30, 2001 versus 7.41% at June 30, 2000.

      Income Tax Expense. The effective income tax rate for the second quarter of 2001 decreased to 29.4% compared to 34.8% in the corresponding quarter in 2000. The Company’s effective income tax rate is determined by the level and composition of pretax income subject to varying foreign, state and local taxes and other items.

Six Months Ended June 30, 2001 Compared with Six Months Ended June 30, 2000

Continuing Operations

      Revenues. Total revenues decreased slightly from $2.138 billion to $2.124 billion for the six months ended June 30, 2001 when compared to the corresponding period in 2000. The decrease in revenues reflects a 1.0% decrease in revenues from the Company’s owned, leased and consolidated joint venture hotels to $1.795 billion for the six months ended June 30, 2001 when compared to $1.814 billion in the corresponding period of 2000, offset by an increase in other hotel and leisure revenues to $329 million for the six months ended June 30, 2001 when compared to $324 million in the corresponding period of 2000 due primarily to the increase in revenues at SVO, offset by a decline in management and franchise fees.

      The decrease in revenues from owned, leased and consolidated joint venture hotels is due primarily to decreased revenues at the Company’s Comparable Owned Hotels. Revenues at the Company’s Comparable Owned Hotels (158 hotels for the six months ended June 30, 2001, excluding nine hotels sold and six hotels without comparable results during 2000 and 2001) decreased 2.8% to $1.740 billion for the six months ended June 30, 2001 when compared to the same period of 2000 due primarily to a decrease in REVPAR. REVPAR at the Company’s 155 Same-Store Owned Hotels (excluding nine hotels sold and nine hotels under significant renovation or for which comparable results are not available for the six months ended June 30, 2001) decreased 2.2% to $111.91 for the six months ended June 30, 2001 when compared to the corresponding 2000 period. The decrease in REVPAR at these 155 Same-Store Owned Hotels was attributed to a decrease in occupancy to 68.2% from 71.1% in the six months ended June 30, 2001 when compared to the same period of 2000, offset by an increase in ADR of 2.0% to $164.08 for the six months ended June 30, 2001 when compared to the corresponding 2000 period. REVPAR at Same-Store Owned Hotels in North America decreased 1.9% for the six months ended June 30, 2001 when compared to the same period of 2000 due to the industry-wide reduction in demand, particularly in New York, where the Company has seven owned hotels with approximately 3,900 rooms. REVPAR at the Company’s international Same-Store Owned Hotels, which decreased by 3.0% for the six months ended June 30, 2001 when compared to the same period of 2000, was impacted primarily by the unfavorable effect of foreign currency translation and adverse political and economic conditions, primarily in Latin America. REVPAR for Same-Store Owned Hotels in Europe increased 8.9% excluding the unfavorable effect of foreign currency translation.

      EBITDA. EBITDA for the Company’s owned, leased and consolidated joint venture hotels decreased $15 million to $581 million for the six months ended June 30, 2001 when compared to the corresponding period in 2000. This decrease was primarily due to an $11 million or 1.9% decrease in EBITDA at the Company’s Comparable Owned Hotels (excluding approximately $6.7 million of Six Sigma implementation costs at these hotels). This decrease is primarily due to the 2.4% decrease in EBITDA over the same period in 2000 at the Company’s Comparable Owned Hotels in North America resulting primarily from the drop in industry-wide demand and the effective closure of two hotels in Chicago which were being converted to W hotels.

      Selling, General, Administrative and Other. Selling, general, administrative and other expenses were $207 million and $215 million for the six months ended June 30, 2001 and 2000, respectively. The decrease in selling, general, administrative and other expenses is due primarily to the Company’s cost-cutting efforts in late 2000 and 2001 as well as a $7.9 million pretax gain resulting from the termination of a pension plan which was offset by $5.4 million of Six Sigma implementation costs at Division and Corporate offices.

      Restructuring and Other Special Credits. During the six months ended June 30, 2001, the Company wrote down its investments in various e-business ventures by approximately $19 million based on the current technology market conditions and management’s assessment that these investments were permanently impaired. This charge was offset by the reversal of a $20 million bad debt restructuring charge taken in 1998 relating to a note receivable which is now fully performing.

      Depreciation and Amortization. Depreciation and amortization expense increased to $257 million in the six months ended June 30, 2001 compared to $235 million in the corresponding period of 2000. The increase in depreciation and amortization expense for the six months ended June 30, 2001 was primarily attributable to the additional depreciation resulting from renovation programs at many of the Company’s owned, leased and consolidated joint venture hotels.

      Net Interest Expense. Interest expense for the six months ended June 30, 2001 and 2000, which is net of interest income of $7 million and $9 million, respectively, and discontinued gaming operations allocations of $6 million in the six months ended June 30, 2000, decreased to $192 million from $213 million. This decrease was due primarily to the combination of reduced debt levels and lower interest rates compared to the first six months of 2000 due to the impact of certain financing transactions, including the issuance of zero coupon convertible debt in May 2001. The Company’s weighted average interest rate was 6.12% at June 30, 2001 versus 7.41% at June 30, 2000.

      Income Tax Expense. The effective income tax rate for the first six months of 2001 decreased to 30.8% compared to 35.0% in the corresponding period in 2000. The Company’s effective income tax rate is determined by the level and composition of pretax income subject to varying foreign, state and local taxes and other items.

Seasonality and Diversification

      The hotel and leisure industry is seasonal in nature; however, the periods during which the Company’s properties experience higher hotel revenue activities vary from property to property and depend principally upon location. The Company’s revenues historically have been lower in the first quarter than in the second, third or fourth quarters.

Same-Store Owned Hotels Results

      Starwood continually updates and renovates its owned, leased and consolidated joint venture hotels. While undergoing renovation, these hotels are generally not operating at full capacity and, as such, these renovations can negatively impact Starwood’s hotel revenues. Starwood expects to continue renovating its owned, leased and consolidated joint venture hotels in 2001 as it pursues its brand and quality strategies.

      The following table summarizes REVPAR, ADR and average occupancy for the Company’s Same-Store Owned Hotels for the three and six months ended June 30, 2001 and 2000. The results for the three and six months ended June 30, 2001 and 2000 represent results for 156 and 155 owned, leased and consolidated joint venture hotels, respectively (excluding seven and nine hotels, respectively, that were sold and eight and nine hotels, respectively, under significant renovation or for which comparable results are not available).

	Three Months Ended
	June 30,

	2001	2000	Variance

Worldwide (156 hotels with approximately 53,000 rooms)

REVPAR	$113.31	$121.52	(6.8)%

ADR	$162.21	$162.16	—

Occupancy	69.9%	74.9%	(5.0)

North America (111 hotels with approximately 40,000 rooms)

REVPAR	$110.24	$119.06	(7.4)%

ADR	$156.24	$156.13	0.1%

Occupancy	70.6%	76.3%	(5.7)

International (45 hotels with approximately 13,000 rooms)

REVPAR	$123.05	$129.32	(4.8)%

ADR	$181.95	$182.81	(0.5)%

Occupancy	67.6%	70.7%	(3.1)

	Six Months Ended
	June 30,

	2001	2000	Variance

Worldwide (155 hotels with approximately 53,000 rooms)

REVPAR	$111.91	$114.40	(2.2)%

ADR	$164.08	$160.87	2.0%

Occupancy	68.2%	71.1%	(2.9)

North America (110 hotels with approximately 40,000 rooms)

REVPAR	$110.98	$113.13	(1.9)%

ADR	$161.29	$156.89	2.8%

Occupancy	68.8%	72.1%	(3.3)

International (45 hotels with approximately 13,000 rooms)

REVPAR	$114.89	$118.50	(3.0)%

ADR	$173.43	$174.48	(0.6)%

Occupancy	66.2%	67.9%	(1.7)

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow Provided by Operating Activities

      Cash flow from operating activities is the principal source of cash used to fund the Company’s operating expenses, interest payments on debt, capital expenditures and distribution payments by the Trust. The Company anticipates cash flow provided by operating activities will be sufficient to service short-term and long-term indebtedness, fund maintenance requirements and capital expenditures and meet operating cash requirements, including all distributions to shareholders by the Trust. The Trust’s quarterly dividend increased 16% in the second quarter of 2001 over the same period in 2000 to $0.20 per Share. The second quarter dividend was paid in July 2001 to shareholders of record as of June 30, 2001.

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

      Following is a summary of the Company’s debt portfolio as of June 30, 2001:

	Amount
	Outstanding at		Interest Rate at	Average
	June 30, 2001	Interest Terms	June 30, 2001	Maturity

	(Dollars in
	millions)

Floating Rate Debt

Senior Credit Facility:

Five-Year Term Loan	$850	LIBOR+0.625%	4.49%	1.3 years

Term Loan Add-on	423	LIBOR+1.25%	5.11%	1.7 years

Revolving Credit Facility	527	LIBOR+0.625%	4.49%	1.7 years

Senior Secured Notes Facility:

Tranche II Loans	500	LIBOR+2.75%	6.61%	1.7 years

Mortgages and other	552	Various	6.05%	1.9 years

Interest rate swaps	(1,048)		4.61%	—

Total/average	$1,804		5.63%	1.6 years

Fixed Rate Debt

Sheraton Holding public debt	$1,296		7.08%	9.7 years

Convertible Senior Notes — Series A & B	501		2.35%	2.4 years

Mortgages and other	880		7.34%	9.8 years

Interest rate swaps	1,048		6.55%	—

Total/average	$3,725		6.36%	8.4 years

Total Debt

Total debt and average terms	$5,529		6.12%	4.9 years

      Starwood has a substantial amount of indebtedness and had a working capital deficiency of $735 million at June 30, 2001, including $564 million of current maturities of long-term debt. Based upon the current level of operations, management believes that the Company’s cash flow from operations, together with available borrowings under the Revolving Credit Facility (approximately $537 million at June 30, 2001), capacity from additional borrowings and proceeds from non-core asset sales, will be adequate to meet anticipated requirements for working capital, capital expenditures, marketing and advertising program expenditures, other discretionary investments, interest and scheduled principal payments for the foreseeable future. There can be no assurance, however, that the Company’s business will continue to generate cash flow at or above current levels or that currently anticipated improvements will be achieved.

      In April 2001, the Company completed the acquisition of the remaining 50% interest in the 1,377-room Sheraton Centre Toronto for $75 million Canadian dollars (approximately $48 million U.S. dollars). Starwood owned 50% of this property before completion of this acquisition.

      In May 2001, the Company sold an aggregate face amount of $815,828,000 zero coupon convertible senior notes due 2021. The notes have a blended yield to maturity of 2.35%. The notes, consisting of two series, are convertible, subject to certain conditions, into an aggregate 9,657,000 Shares. Commencing in May 2002, each holder may require the Company to purchase the notes, subject to certain conditions. The Company received gross proceeds from these sales of approximately $500 million, which was used to repay a portion of its senior secured notes that bore interest at LIBOR plus 275 basis points.

      Additionally, in January 2001 and May 2001, the Company completed add-on financings to its credit facility of $150 million and $100 million, respectively.

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

Stock Sales and Repurchases

      Pursuant to the 1998 Board-approved Share repurchase program (the “Share Repurchase Program”), the Company repurchased 1,250,000 Shares in the open market at an average purchase price of $33.80 during the six months ended June 30, 2001. On April 2, 2001, the Company’s Board of Directors authorized the repurchase of up to an additional $500 million of Shares, subject to the terms of the Senior Credit Facility, bringing total remaining availability to $687 million.

OTHER MATTERS

European Union Currency Conversions

      On January 1, 1999, certain member countries of the European Union established fixed conversion rates between their existing sovereign currencies and the Euro. As of the date of this filing, 12 of the 15 member countries (the “Participating Countries”) have established these fixed conversion rates. Following the introduction of the Euro, the legacy currencies of the Participating Countries will remain legal tender during a transition period ending on January 1, 2002. During the transition period, both the legacy currency and the Euro will be legal tender in the respective Participating Countries. During the transition period, currency conversions will be computed by a triangulation with reference to conversion rates between the respective currencies and the Euro. The Company currently operates in substantially all of the Participating Countries. The effect on the Company of the adoption of the Euro by the Participating Countries in which it operates is currently uncertain. A number of the Company’s information systems are not currently Euro compliant. The Company is in the process of updating its information systems to make them Euro compliant. As of the date of this filing, 57 properties have converted to the Euro without any significant impact to the properties’ operations or information systems; however, there is no assurance that the Company or third-party vendors of applications used by the Company will successfully bring all of its systems into compliance. Failure of the Company to do so could result in disruptions in the processing of transactions in Euros or computed by reference to the Euro.

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

Item 2.     Changes in Securities and Use of Proceeds.

      Pursuant to the Share Repurchase Program, the Company repurchased 1,250,000 Shares in the open market at an average purchase price of $33.80 during the six months ended June 30, 2001.

      On May 25, 2001, the Corporation sold $244,159,000 aggregate principal amount at maturity of Series A zero coupon convertible senior notes due 2021 (the “Series A Notes”) and $571,669,000 aggregate principal amount at maturity of Series B zero coupon convertible notes due 2021 (the “Series B Notes,” and together with the Series A Notes, the “Notes”). The Corporation received gross proceeds of approximately $500 million from the sale of the Notes.

      The initial purchaser of the Notes was Salomon Smith Barney Inc. The issuance of the Notes to the initial purchaser was deemed to be exempt from registration under the Securities Act of 1933 (the “Act”) in reliance on Section 4(2). The initial purchaser’s resale of the Notes was exempt from registration under the Act because the initial purchaser offered and sold the Notes in the U.S. only to qualified institutional buyers in reliance on rule 144A under the Act and outside the U.S. in offshore transactions in reliance on Regulation S under the Act.

      The Notes are convertible at any time on or after August 23, 2001 and on or before the maturity date of the Notes, unless the Notes have been previously redeemed or purchased by the Corporation, into 15.6824 Shares per Series A Note and 10.1947 Shares per Series B Note, but only if the market price of a Share on the conversion date is greater than a specified percentage (120% prior to May 25, 2004, declining 1% on May 25, 2004 and on each May 25 thereafter until May 25, 2013, and thereafter remaining 110% until the maturity date of the Notes) of the accreted conversion price or if certain other conditions have been satisfied.

Item 4.     Submission of Matters to a Vote of Security Holders.

      On May 18, 2001, Starwood held its 2001 annual meeting of stockholders. At the annual meeting, the stockholders (i) elected to the Board of Directors Eric Hippeau, Senator George J. Mitchell, Daniel W. Yih and Kneeland C. Youngblood; (ii) approved a stockholder proposal recommending the discontinuance of Starwood’s Classified Board; and (iii) ratified the re-appointment of Arthur Andersen LLP as Starwood’s independent auditors. Messrs. Jean-Marc Chapus, Bruce W. Duncan, Stephen R. Quazzo, Thomas O. Ryder, Daniel H. Stern, Barry S. Sternlicht and Raymond S. Troubh continued to serve as Directors following the annual meeting.

      The following table sets forth, with respect to each matter voted upon at the annual meeting, the number of votes cast for, the number of votes cast against, and the number of votes abstaining (or, with respect to the election of Directors, the number of votes withheld) with respect to such matter:

	Votes For	Votes Withheld

Election of Directors:

Eric Hippeau	137,345,095	35,475,439

Senator George J. Mitchell	168,954,155	3,866,379

Daniel W. Yih	171,310,698	1,509,836

Kneeland C. Youngblood	171,283,428	1,537,106

				Broker
	Votes For	Votes Against	Abstentions	Non-Votes

Discontinuance of Classified Board	122,113,623	33,349,657	1,645,485	15,711,769

Ratification of Auditors	171,689,823	573,821	556,890	—

Item 6.  Exhibits and Reports on Form 8-K.

(a)  Exhibits

Exhibit
Number	Description

10.1	Starwood Hotels & Resorts Worldwide, Inc. Deferred Compensation Plan effective as of January 1, 2001.(1)
10.2	Indenture, dated as of May 25, 2001, by and among Starwood Hotels & Resorts Worldwide, Inc., as Issuer, Guarantors and Firstar Bank, N.A., as Trustee.(1)
10.3	Registration Rights Agreement, dated as of May 25, 2001, among Starwood Hotels & Resorts Worldwide, Inc. and Salomon Smith Barney Inc.(1)

(1)	Filed herewith.

(b)  Reports on Form 8-K

      During the second quarter of 2001, Starwood filed a Joint Current Report on Form 8-K dated May 30, 2001, reporting under Items 5 and 7 the completion of the sale of two separate series of zero coupon convertible senior notes due 2021.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, each Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.	STARWOOD HOTELS & RESORTS

By: /s/ RONALD C. BROWN Ronald C. Brown Executive Vice President and Chief Financial Officer	By: /s/ RONALD C. BROWN Ronald C. Brown Vice President and Chief Financial and Accounting Officer

Date: August 9, 2001

Exhibit Index

Exhibit
Number	Description

10.1	Starwood Hotels & Resorts Worldwide, Inc. Deferred Compensation Plan effective as of January 1, 2001.(1)
10.2	Indenture, dated as of May 25, 2001, by and among Starwood Hotels & Resorts Worldwide, Inc., as Issuer, Guarantors and Firstar Bank, N.A., as Trustee.(1)
10.3	Registration Rights Agreement, dated as of May 25, 2001, among Starwood Hotels & Resorts Worldwide, Inc. and Salomon Smith Barney Inc.(1)

(1)	Filed herewith.