Form 10-Q
period 2001-09-30
STARWOOD HOTELS & RESORTS; STARWOOD HOTEL & RESORTS WORLDWIDE INC
filed 2001-11-14
CIK 48595, 316206

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2001

OR

☐   Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition Period from                     to

Commission File Number: 1-7959	Commission File Number: 1-6828

STARWOOD HOTELS & RESORTS WORLDWIDE, INC. (Exact name of Registrant as specified in its charter)	STARWOOD HOTELS & RESORTS (Exact name of Registrant as specified in its charter)

Maryland (State or other jurisdiction of incorporation or organization)	Maryland (State or other jurisdiction of incorporation or organization)

52-1193298 (I.R.S. employer identification no.)	52-0901263 (I.R.S. employer identification no.)

1111 Westchester Avenue White Plains, NY 10604 (Address of principal executive offices, including zip code)	1111 Westchester Avenue White Plains, NY 10604 (Address of principal executive offices, including zip code)

(914) 640-8100 (Registrant’s telephone number, including area code)	(914) 640-8100 (Registrant’s telephone number, including area code)

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

      197,748,788 shares of common stock, par value $0.01 per share, of Starwood Hotels & Resorts Worldwide, Inc. attached to and traded together with 197,748,788 Class B shares of beneficial interest, par value $0.01 per share, of Starwood Hotels & Resorts, and 100 Class A shares of beneficial interest, par value $0.01 per share, of Starwood Hotels & Resorts, all outstanding as of November 9, 2001.

		Page

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
	Starwood Hotels & Resorts Worldwide, Inc.:
	Consolidated Balance Sheets as of September 30, 2001 and December 31, 2000	3
	Consolidated Statements of Income for the Three and Nine Months Ended September 30, 2001 and 2000	4
	Consolidated Statements of Comprehensive Income for the Three and Nine Months Ended September 30, 2001 and 2000	5
	Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2001 and 2000	6
	Starwood Hotels & Resorts:
	Consolidated Balance Sheets as of September 30, 2001 and December 31, 2000	7
	Consolidated Statements of Income for the Three and Nine Months Ended September 30, 2001 and 2000	8
	Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2001 and 2000	9
	Notes to Financial Statements	10
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	21
PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	22
Item 2.	Changes in Securities and Use of Proceeds	22
Item 6.	Exhibits and Reports on Form 8-K	22

PART I.  FINANCIAL INFORMATION

Item 1.      Financial Statements.

      The following unaudited consolidated financial statements of Starwood Hotels & Resorts Worldwide, Inc. (the “Corporation”) and Starwood Hotels & Resorts (the “Trust” and, together with the Corporation, “Starwood” or the “Company”) are provided pursuant to the requirements of this Item. In the opinion of management, all adjustments necessary for fair presentation, consisting of normal recurring adjustments, have been included. The consolidated financial statements presented herein have been prepared in accordance with the accounting policies described in the Company’s Joint Annual Report on Form 10-K for the year ended December 31, 2000 filed on March 30, 2001. See the notes to financial statements for the basis of presentation. The consolidated financial statements should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere herein. Results for the three and nine months ended September 30, 2001 are not necessarily indicative of results to be expected for the full fiscal year ending December 31, 2001.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

CONSOLIDATED BALANCE SHEETS

(In millions, except share data)

	September 30,	December 31,
	2001	2000

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$204	$189
Accounts receivable, net of allowance for doubtful accounts of $47 and $45	437	502
Inventories	224	238
Prepaid expenses and other	139	119

Total current assets	1,004	1,048
Investments	455	412
Plant, property and equipment, net	7,864	7,889
Goodwill and intangible assets, net	2,869	2,881
Other assets	490	430

	$12,682	$12,660

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings and current maturities of long-term debt	$592	$585
Accounts payable	211	186
Accrued expenses	614	544
Accrued salaries, wages and benefits	138	164
Accrued taxes and other	351	326

Total current liabilities	1,906	1,805
Long-term debt	4,915	4,957
Deferred income taxes	1,413	1,444
Other liabilities	478	438

	8,712	8,644

Minority interest	42	48

Class B exchangeable preferred shares of the Trust, at redemption value of $38.50	42	117

Commitments and contingencies
Stockholders’ equity:
Class A exchangeable preferred shares of the Trust; $0.01 par value; authorized 30,000,000 shares; outstanding 549,951 and 609,576 shares at September 30, 2001 and December 31, 2000, respectively	—	—
Corporation common stock; $0.01 par value; authorized 1,050,000,000 shares; outstanding 197,761,424 and 194,485,448 shares at September 30, 2001 and December 31, 2000, respectively	2	2
Trust Class B shares of beneficial interest; $0.01 par value; authorized 1,000,000,000 shares; outstanding 197,761,424 and 194,485,448 shares at September 30, 2001 and December 31, 2000, respectively	2	2
Additional paid-in capital	4,855	4,796
Deferred compensation	(33)	(4)
Accumulated other comprehensive income	(426)	(353)
Accumulated deficit	(514)	(592)

Total stockholders’ equity	3,886	3,851

	$12,682	$12,660

The accompanying notes to financial statements are an integral part of the above statements.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per Share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2001	2000	2001	2000

Revenues
Owned, leased and consolidated joint venture hotels	$802	$926	$2,597	$2,740
Other hotel and leisure	163	176	492	500

	965	1,102	3,089	3,240

Costs and Expenses
Owned, leased and consolidated joint venture hotels	576	616	1,790	1,834
Selling, general, administrative and other	116	97	323	312
Restructuring and other special charges, net	4	—	3	—
Depreciation	109	95	321	287
Amortization	25	26	70	69

	830	834	2,507	2,502

Operating income	135	268	582	738
Interest expense, net of interest income of $2, $5, $9 and $14	(89)	(104)	(281)	(317)
Gain (loss) on asset dispositions, net	(1)	(1)	—	1

	45	163	301	422
Income tax expense	(14)	(54)	(93)	(145)
Minority equity in net income	(1)	(6)	(3)	(7)

Income from continuing operations	30	103	205	270
Discontinued operations:
Gain on dispositions, net of tax of $0, $0, $0 and $2	—	—	—	5
Extraordinary item, net of tax of $0, $0, $3 and $0	—	—	(6)	(3)

Net income	$30	$103	$199	$272

Earnings Per Share — Basic
Continuing operations	$0.15	$0.51	$1.02	$1.34
Discontinued operations	—	—	—	0.02
Extraordinary item	—	—	(0.03)	(0.01)

Net income	$0.15	$0.51	$0.99	$1.35

Earnings Per Share — Diluted
Continuing operations	$0.14	$0.50	$0.99	$1.32
Discontinued operations	—	—	—	0.02
Extraordinary item	—	—	(0.03)	(0.01)

Net income	$0.14	$0.50	$0.96	$1.33

Weighted average number of Shares	200	203	201	202

Weighted average number of Shares assuming dilution	206	207	207	205

The accompanying notes to financial statements are an integral part of the above statements.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2001	2000	2001	2000

Net income	$30	$103	$199	$272
Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustments —
Foreign currency translation arising during the period	27	(66)	(52)	(138)
Unrealized gains (losses) on securities, net —
Unrealized holding gains (losses) arising during the period	(1)	(4)	1	(10)
Derivative instruments, net —
Change in fair value of derivative instruments	(9)	—	(22)	—

	17	(70)	(73)	(148)

Comprehensive income	$47	$33	$126	$124

The accompanying notes to financial statements are an integral part of the above statements.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Nine Months Ended
	September 30,

	2001	2000

Operating Activities
Net income	$199	$272
Exclude:
Discontinued operations, net	—	(5)
Extraordinary item, net	6	3

Income from continuing operations	205	270
Adjustments to income from continuing operations:
Depreciation and amortization	391	356
Amortization of deferred loan costs	10	9
Amortization of hedge premiums	2	—
Non-cash portion of restructuring and other special charges	(1)	—
Provision for doubtful accounts	1	15
Minority equity in net income	3	7
Equity income, net of dividends received	10	3
Gain on asset dispositions, net	—	(1)
Changes in working capital:
Accounts receivable	67	(65)
Inventories	—	(42)
Prepaid expenses and other	(18)	—
Accounts payable	17	2
Accrued expenses	57	24
Accrued salaries, wages and benefits	(26)	7
Accrued and deferred income taxes	14	21
Other, net	(65)	(28)

Cash from continuing operations	667	578
Cash from discontinued operations	—	3

Cash from operating activities	667	581

Investing Activities
Purchases of plant, property and equipment	(326)	(330)
Proceeds from asset sales, net	21	239
Issuance/collection of notes receivable, net	(25)	36
Acquisitions, net of acquired cash	(45)	(287)
Investments	(73)	(36)
Other, net	(13)	(13)

Cash used for investing activities	(461)	(391)

Financing Activities
Revolving credit facility and short-term borrowings, net	(30)	(26)
Long-term debt issued	757	38
Long-term debt repaid	(720)	(261)
Dividends paid	(116)	(99)
Share repurchases	(96)	(40)
Other, net	17	29

Cash used for financing activities	(188)	(359)

Exchange rate effect on cash and cash equivalents	(3)	(25)

Increase (decrease) in cash and cash equivalents	15	(194)
Cash and cash equivalents — beginning of period	189	436

Cash and cash equivalents — end of period	$204	$242

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Interest	$254	$288

Income taxes, net of refunds	$98	$139

The accompanying notes to financial statements are an integral part of the above statements.

STARWOOD HOTELS & RESORTS

CONSOLIDATED BALANCE SHEETS
(In millions, except share data)

	September 30,	December 31,
	2001	2000

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$6	$9
Receivable, Corporation	36	34
Prepaid expenses and other	1	4

Total current assets	43	47
Investments, Corporation	848	848
Investments	33	35
Plant, property and equipment, net	4,216	4,260
Long-term receivables, net, Corporation	1,797	1,604
Goodwill and intangible assets, net	234	239
Other assets	14	15

	$7,185	$7,048

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings and current maturities of long-term debt	$36	$35
Accounts payable	3	5
Accrued expenses	65	57

Total current liabilities	104	97
Long-term debt	449	483

	553	580

Minority interest	31	39

Class B exchangeable preferred shares, at redemption value of $38.50	42	117

Commitments and contingencies
Stockholders’ equity:
Class A exchangeable preferred shares; $0.01 par value; authorized 30,000,000 shares; outstanding 549,951 and 609,576 shares at September 30, 2001 and December 31, 2000, respectively	—	—
Class A shares of beneficial interest; $0.01 par value; authorized 5,000 shares; outstanding 100 shares at September 30, 2001 and December 31, 2000	—	—
Trust Class B shares of beneficial interest; $0.01 par value; authorized 1,000,000,000 shares; outstanding 197,761,424 and 194,485,448 shares at September 30, 2001 and December 31, 2000, respectively	2	2
Additional paid-in capital	7,703	7,630
Accumulated deficit	(1,146)	(1,320)

Total stockholders’ equity	6,559	6,312

	$7,185	$7,048

The accompanying notes to financial statements are an integral part of the above statements.

STARWOOD HOTELS & RESORTS

CONSOLIDATED STATEMENTS OF INCOME
(In millions)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2001	2000	2001	2000

Revenues
Unconsolidated joint ventures and other	$1	$1	$2	$2
Rent and interest, Corporation	154	182	486	518

	155	183	488	520

Costs and Expenses
Selling, general and administrative	—	—	2	2
Depreciation	51	47	151	135
Amortization	2	2	5	5

	53	49	158	142

	102	134	330	378
Interest expense, net of interest income of $0 in all periods	(9)	(10)	(28)	(29)
Gain (loss) on asset dispositions, net	1	(2)	1	1
Income tax expense	(3)	(1)	(4)	(1)
Minority equity in net income	—	(1)	(1)	(2)

Net income	$91	$120	$298	$347

The accompanying notes to financial statements are an integral part of the above statements.

STARWOOD HOTELS & RESORTS

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Nine Months Ended
	September 30,

	2001	2000

Operating Activities
Net income	$298	$347
Adjustments to net income:
Depreciation and amortization	156	140
Minority equity in net income	1	2
Equity income, net of dividends received	2	3
Gain on asset dispositions, net	(1)	(1)
Changes in working capital:
Receivable, Corporation	(2)	(18)
Accounts payable	(2)	(4)
Accrued expenses	3	(14)
Other, net	3	2

Cash from operating activities	458	457

Investing Activities
Purchases of plant, property and equipment	(128)	(157)
Proceeds from asset sales, net	21	32
Investments	—	(1)
Long-term receivables, Corporation	(187)	(145)
Other, net	—	9

Cash used for investing activities	(294)	(262)

Financing Activities
Long-term debt issued	—	23
Long-term debt repaid	(33)	(104)
Dividends paid	(116)	(99)
Dividends paid to Corporation	(3)	—
Share repurchases	(14)	(6)
Other, net	(1)	4

Cash used for financing activities	(167)	(182)

Increase (decrease) in cash and cash equivalents	(3)	13
Cash and cash equivalents — beginning of period	9	1

Cash and cash equivalents — end of period	$6	$14

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Interest	$27	$28

Income taxes	$4	$1

The accompanying notes to financial statements are an integral part of the above statements.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

AND STARWOOD HOTELS & RESORTS

NOTES TO FINANCIAL STATEMENTS

Note 1.  Basis of Presentation

      The accompanying consolidated balance sheets as of September 30, 2001 and December 31, 2000 and the consolidated statements of income and comprehensive income for the three and nine months ended September 30, 2001 and 2000 and cash flows for the nine months ended September 30, 2001 and 2000 represent (i) Starwood Hotels & Resorts Worldwide, Inc. (the “Corporation”) and its subsidiaries, including Starwood Hotels & Resorts (the “Trust”) and its subsidiaries (together with the Corporation, “Starwood” or the “Company”), and (ii) the Trust.

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

      The Corporation, through its subsidiaries, is the general partner of, and held, as of September 30, 2001, an aggregate 97.8% partnership interest in, SLC Operating Limited Partnership (the “Operating Partnership”). The Trust, through its subsidiaries, is the general partner of, and held an aggregate 97.1% partnership interest in, SLT Realty Limited Partnership (the “Realty Partnership” and, together with the Operating Partnership, the “Partnerships”) as of September 30, 2001. The units of the Partnerships (“LP Units”) held by the limited partners of the respective Partnerships are exchangeable on a one-for-one basis for Shares. At September 30, 2001, there were approximately 6.0 million LP Units outstanding (including 4.3 million LP Units held by the Corporation). For all periods presented, the LP Units are assumed to have been converted to Shares for purposes of calculating basic and diluted weighted average Shares outstanding.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
AND STARWOOD HOTELS & RESORTS

NOTES TO FINANCIAL STATEMENTS — (Continued)

Note 2.  Significant Accounting Policies

      Earnings Per Share. The following reconciliation of basic earnings per Share to diluted earnings per Share for income from continuing operations assumes the conversion of LP Units to Shares (in millions, except per Share data):

	Three Months Ended September 30,

	2001			2000

	Earnings	Shares	Per Share	Earnings	Shares	Per Share

Income from continuing operations	$30			$103
Dividends on Class A EPS(1) and Class B EPS(2)	—			—

Basic earnings	30	200	$0.15	103	203	$0.51

Effect of dilutive securities:
Employee options and restricted stock awards	—	5		—	4
Class A EPS and Class B EPS	—	1		—	—

Diluted earnings	$30	206	$0.14	$103	207	$0.50

	Nine Months Ended September 30,

	2001			2000

	Earnings	Shares	Per Share	Earnings	Shares	Per Share

Income from continuing operations:
Basic earnings	$205	201	$1.02	$270	202	$1.34

Effect of dilutive securities:
Employee options and restricted stock awards	—	6		—	3

Diluted earnings	$205	207	$0.99	$270	205	$1.32

(1)	Class A Exchangeable Preferred Shares
(2)	Class B Exchangeable Preferred Shares

     In April 2001, the Emerging Issues Task Force (“EITF”) issued Topic No. D-95, “Effect of Participating Convertible Securities on the Computation of Basic Earnings Per Share.” EITF Topic No. D-95 clarifies Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings Per Share,” as it relates to convertible securities that participate in the Company’s dividends. The EITF Topic notes that these securities should be included in the computation of basic earnings per share, if dilutive. The Class A and B EPS were antidilutive for the three months ended September 30, 2001. Prior to the adoption of this Topic, the Company included these securities (Class A and B EPS) in the computation of diluted earnings per share. Prior periods affected by this EITF Topic have been restated. The adoption of this Topic had no effect on diluted earnings per share.

      Recently Issued Accounting Standards. In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” The new rules apply to goodwill and intangible assets acquired after June 30, 2001 and to existing goodwill and intangible assets upon adoption of SFAS No. 142 in the first quarter of 2002. The new rules establish one method of accounting for all business combinations and the resulting goodwill and other intangible assets. Intangible assets with a finite life will generally continue to be amortized over their lives while intangibles

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
AND STARWOOD HOTELS & RESORTS

NOTES TO FINANCIAL STATEMENTS — (Continued)

without a finite life, including goodwill, will no longer be amortized. Tests for impairment will be performed annually or upon the occurrence of a triggering event. The Company is in the process of evaluating the potential impact of the new rules. Preliminary estimates based on existing goodwill and intangible assets indicate that adoption could result in an annual increase in net income of approximately $50 million.

      In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” The new rules will apply to the classification and impairment analysis conducted on long-lived assets other than intangible assets and will become effective January 1, 2002. The new rules resolve existing conflicting treatment on the impairment of long-lived assets, as well as provide implementation guidance regarding impairment calculations. The adoption of SFAS No. 144 is not anticipated to have a material impact on the Company.

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

      The accompanying consolidated financial statements reflect the results of operations of the gaming segment as a discontinued operation. Interest expense of $6 million through the date of disposition was allocated to the discontinued operation. This allocation was based upon the ratio of net gaming segment assets to the Company’s total capitalization. During 1999, the Company provided for the estimated loss on disposal of the gaming segment, which included estimated operating losses through the disposal date. Summary financial information of the discontinued gaming operations is as follows (in millions):

Nine Months
Ended
September 30, 2000

Income Statement Data
Revenues	$57
Operating loss	$(3)
Interest expense:
Allocated debt	$(6)
Income tax benefit	$1
Loss from discontinued operations	$(8)

Note 4.  Restructuring and Other Special Charges

      During the third quarter of 2001, the Company recorded a $4 million charge primarily related to severance and other costs incurred as part of the Company’s cost reduction efforts.

      During the first quarter of 2001, the Company wrote down its investments in various e-business ventures by approximately $19 million based on current market conditions in the technology sector and management’s assessment that these investments were permanently impaired. This charge was offset by the reversal of a $20 million bad debt charge taken in 1998 relating to a note receivable which is now fully performing.

      The Company had remaining accruals related to restructuring and other special charges of $97 million at September 30, 2001 and $100 million at December 31, 2000, of which $22 million is included in other liabilities

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
AND STARWOOD HOTELS & RESORTS

NOTES TO FINANCIAL STATEMENTS — (Continued)

in the accompanying consolidated balance sheets for both periods. At September 30, 2001 and December 31, 2000, these accruals consist of $67 million and $72 million, respectively, for certain litigation costs and $30 million and $28 million, respectively, primarily related to remaining lease commitments which expire through 2006.

Note 5.  Derivative Financial Instruments

      The Company enters into interest rate swap agreements to manage interest expense. At September 30, 2001, the Company had four outstanding interest rate swap agreements under which the Company pays a fixed rate and receives variable rates of interest. The aggregate notional amount of these interest rate swaps was approximately $950 million and the estimated unrealized loss was approximately $22 million, net of tax, as of September 30, 2001. The unrealized loss represents the fair value of the interest rate swap agreements. These agreements mature at various dates from November 2002 through February 2003. Upon maturity, any unrealized gains or losses will be reclassified into earnings.

      The Company also enters into forward foreign exchange contracts to hedge the foreign currency exposure associated with the Company’s foreign currency denominated assets and liabilities. At September 30, 2001, the Company had three forward foreign exchange contracts outstanding with a U.S. dollar equivalent of the contractual amounts of these hedges of approximately $13 million. These contracts mature from December 2001 through March 2002 and have all been deemed effective. Approximately $2 million of expense relating to forward contract premiums is included in interest expense for the nine months ended September 30, 2001.

      The Company does not expect its current derivative financial instruments to significantly impact earnings for the next twelve months.

Note 6.  Business Segment Information

      The Company has one operating segment, hotel and leisure. The hotel and leisure segment represents a worldwide network of owned, leased and consolidated joint venture hotels and vacation ownership resorts operated primarily under the Company’s proprietary brand names including Sheraton®, Westin®, St. Regis®, The Luxury Collection®, Four Points® by Sheraton and W®. This segment also includes hotels and resorts operated or flagged under these brand names in exchange for management and/or franchise fees. Also included are earnings from the Company’s interest in unconsolidated joint ventures and from the development and sale of vacation ownership interests.

      The performance of the hotel and leisure segment is evaluated primarily on operating income before corporate selling, general and administrative expense, interest expense, gains and losses on asset dispositions and restructuring and other special charges. The Company does not allocate these items to the segment.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
AND STARWOOD HOTELS & RESORTS

NOTES TO FINANCIAL STATEMENTS — (Continued)

      The following table presents revenues, operating income, capital expenditures and assets for the Company’s reportable segment (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2001	2000	2001	2000

Revenues	$965	$1,102	$3,089	$3,240

Operating income(1)	$163	$286	$642	$807

Capital expenditures	$122	$104	$326	$330

	September 30,	December 31,
	2001	2000

Assets:
Hotel and leisure	$12,557	$12,529
Corporate	125	131

	$12,682	$12,660

(1)	The following costs are not allocated to hotel and leisure in evaluating operating income:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2001	2000	2001	2000

Corporate selling, general and administrative	$24	$18	$57	$69
Restructuring and other special charges, net	$4	$—	$3	$—

Note 7.  Supplementary Financial Information

      The following table presents a reconciliation of operating income to EBITDA(1) (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2001	2000	2001	2000

Operating income	$135	$268	$582	$738
Depreciation(2)	116	101	341	304
Amortization(2)	25	26	70	69
Interest expense of unconsolidated joint ventures	6	6	19	16
Interest income	2	5	9	14
Restructuring and other special charges, net	4	—	3	—

EBITDA	$288	$406	$1,024	$1,141

(1)	EBITDA is defined as income before interest expense, income tax expense and depreciation and amortization. Non-recurring items and gains and losses from asset dispositions are also excluded from EBITDA as these items do not impact operating results on a recurring basis. Management considers EBITDA to be one measure of the cash flows from operations of the Company before debt service that provides a relevant basis for comparison, and EBITDA is presented to assist investors in analyzing the performance of the Company. This information should not be considered as an alternative to any measure of performance as promulgated under accounting principles generally accepted in the United States, nor should it be considered as an indicator of the overall financial performance of the Company. The Company’s calculation of EBITDA may be different from the calculation used by other companies and, therefore, comparability may be limited.

(2)	Includes depreciation and amortization expense of unconsolidated joint ventures.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

      Certain statements contained in this report constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may include, but are not limited to, statements relating to the Company’s objectives, strategies and plans, and all statements (other than statements of historical fact) that address actions, events or circumstances that the Company or its management expects, believes or intends will occur in the future. Forward-looking statements are not guarantees of future performance and involve risks and uncertainties that could cause actual results to differ materially from historical results or those anticipated at the time the forward-looking statements are made, including, without limitation, risks and uncertainties associated with the following: general real estate, travel and national and international economic conditions, including the severity and duration of the downturn resulting from the September 11, 2001 terrorist attacks on New York and Washington, D.C. (the “September 11 Attacks”); the continued ability of the Trust to qualify for taxation as a REIT; Starwood’s ability to attract and retain personnel; identification, completion, terms and timing of future acquisitions and dispositions; the availability and terms of capital for acquisitions and for renovations; execution of hotel renovation and expansion programs; the ability to maintain existing management or franchise agreements and to obtain new agreements on favorable terms; competition within the hotel and leisure industry; the cyclicality of the real estate business and the hotel and leisure business; foreign exchange fluctuations and exchange control restrictions; political and financial conditions and uncertainties in countries in which Starwood owns or operates properties; changes in current laws, rules or regulations of governmental or other regulatory bodies; and the other risks and uncertainties set forth in the annual, quarterly and current reports and proxy statements of the Trust and the Corporation. The Company undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

RESULTS OF OPERATIONS

      The following discussion presents an analysis of results of our operations for the three and nine months ended September 30, 2001 and 2000.

Three Months Ended September 30, 2001 Compared with Three Months Ended September 30, 2000

Continuing Operations

      The Company’s operating results for the third quarter of 2001 were dramatically impacted by the continued weakening of the U.S. economy which was exacerbated by the September 11 Attacks, leading to an unprecedented decline in industry-wide demand. The initial closing of all airports in the United States and the significant decline in business and leisure travel following the September 11 Attacks resulted in significant decreases in revenues and earnings for September 2001 when compared to September 2000. Historically, September results were key to the third quarter, representing more than 50% of the Company’s third quarter net income in prior years. Immediately following the September 11 Attacks, the Company began developing operating plans commensurate with the reduced demand levels and began implementing cost reduction plans at all owned and managed hotels worldwide as well as corporate and division offices.

      Revenues. Total revenues decreased 12.4% from $1.102 billion to $965 million for the three months ended September 30, 2001 when compared to the corresponding period in 2000. The decrease in revenues reflects a 13.4% decrease in revenues from the Company’s owned, leased and consolidated joint venture hotels to $802 million for the three months ended September 30, 2001 when compared to $926 million in the corresponding period of 2000 and a decrease in other hotel and leisure revenues to $163 million for the three months ended September 30, 2001 when compared to $176 million in the corresponding period of 2000.

      The decrease in revenues from owned, leased and consolidated joint venture hotels is due primarily to decreased revenues at the Company’s hotels owned during both periods (“Comparable Owned Hotels”) (160 hotels for the three months ended September 30, 2001, excluding six hotels sold and five hotels without comparable results during 2000 and 2001). Revenues at the Company’s Comparable Owned Hotels decreased

16.0% to $765 million for the three months ended September 30, 2001 when compared to the same period of 2000 due primarily to a decrease in revenue per available room (“REVPAR”). REVPAR at the Company’s 157 owned, leased and consolidated joint venture hotels (excluding six hotels sold and eight hotels under significant renovation or for which comparable results are not available for the three months ended September 30, 2001) (“Same-Store Owned Hotels”) decreased 16.5% to $99.03 for the three months ended September 30, 2001 when compared to the corresponding 2000 period. The decrease in REVPAR at these 157 Same-Store Owned Hotels was attributed to a decrease in occupancy to 65.5% from 74.8% in the three months ended September 30, 2001 when compared to the same period of 2000. Average daily rate (“ADR”) at these Same-Store Owned Hotels decreased to $151.14 for the three months ended September 30, 2001 compared to $158.59 for the three months ended September 30, 2000. REVPAR at Same-Store Owned Hotels in North America decreased 19.4% for the three months ended September 30, 2001 when compared to the same period of 2000 primarily as a result of the September 11 Attacks and the industry-wide reduction in demand, particularly in New York, where the Company has seven owned hotels with a total of approximately 3,900 rooms. Revenues from owned, leased and consolidated joint venture hotels also decreased due to the sale of five hotels since September 2000 and the effective closure of one hotel in Chicago which was being converted to a W hotel, offset by the acquisition of the 50% interest in the Sheraton Centre Toronto not previously owned by the Company in April 2001. REVPAR at the Company’s international Same-Store Owned Hotels, which decreased by 8.2% for the three months ended September 30, 2001 when compared to the same period of 2000, was also impacted by the September 11 Attacks, the unfavorable effect of foreign currency translation and adverse political and economic conditions. REVPAR for Same-Store Owned Hotels in Europe increased slightly excluding the unfavorable effect of foreign currency translation.

      The decrease in other hotel and leisure revenues resulted from lower management fees, primarily due to reduced incentive management fees as a result of the previously discussed industry-wide drop in demand, and equity earnings from joint ventures, offset by the slight increase in revenues from Starwood Vacation Ownership, Inc. (“SVO”).

      EBITDA. EBITDA for the Company’s owned, leased and consolidated joint venture hotels decreased $84 million or 27.1% to $226 million for the three months ended September 30, 2001 when compared to the corresponding period in 2000. This decrease was primarily due to an $89 million or 29.1% decrease in EBITDA at the Company’s Comparable Owned Hotels to $216 million. The decrease in EBITDA at these hotels was primarily due to the $83 million decrease in EBITDA over the same period in 2000 at the Company’s Comparable Owned Hotels in North America resulting primarily from the September 11 Attacks, which exacerbated an already weakening U.S. economy and lead to an unprecedented drop in industry-wide demand, the sale of five hotels and the effective closure of one hotel in Chicago (as noted above).

      Selling, General, Administrative and Other. Selling, general, administrative and other expenses were $116 million and $97 million for the three months ended September 30, 2001 and 2000, respectively. The increase in selling, general, administrative and other expenses is due primarily to increased expenses associated with SVO.

      Restructuring and Other Special Charges. During the three months ended September 30, 2001, the Company incurred $4 million in severance and other costs as part of the Company’s cost reduction efforts.

      As noted earlier, after the September 11 Attacks, the Company experienced a significant reduction in demand. As a result, the Company immediately began analyzing and implementing a cost reduction plan. This plan will result in further severance costs in the fourth quarter of 2001. In addition, as a result of the September 11 Attacks, the Company is reviewing the carrying value of certain assets for potential impairment. These charges could aggregate $75 million to $150 million and will primarily be non-cash.

      Depreciation and Amortization. Depreciation and amortization expense increased to $134 million in the three months ended September 30, 2001 compared to $121 million in the corresponding period of 2000. The increase in depreciation and amortization expense for the three months ended September 30, 2001 was primarily attributable to the additional depreciation resulting from capital expenditures at many of the Company’s owned, leased and consolidated joint venture hotels in the past 15 months.

      Net Interest Expense. Interest expense for the three months ended September 30, 2001 and 2000, which is net of interest income of $2 million and $5 million, respectively, decreased to $89 million from $104 million. This decrease was due primarily to lower interest rates compared to the third quarter of 2000 due to reduced LIBOR rates and the impact of certain financing transactions, including the issuance of zero coupon convertible debt in May 2001. The Company’s weighted average interest rate was 5.90% for the three months ended September 30, 2001 versus 7.33% for the same period in 2000.

      Income Tax Expense. The effective income tax rate for the third quarter of 2001 decreased to 30.8% compared to 33.1% in the corresponding quarter in 2000. The Company’s effective income tax rate is determined by the level and composition of pretax income subject to varying foreign, state and local taxes and other items.

Nine Months Ended September 30, 2001 Compared with Nine Months Ended September 30, 2000

Continuing Operations

      Revenues. Total revenues decreased 4.7% from $3.240 billion to $3.089 billion for the nine months ended September 30, 2001 when compared to the corresponding period in 2000. The decrease in revenues reflects a 5.2% decrease in revenues from the Company’s owned, leased and consolidated joint venture hotels to $2.597 billion for the nine months ended September 30, 2001 when compared to $2.740 billion in the corresponding period of 2000 and a slight decrease in other hotel and leisure revenues to $492 million for the nine months ended September 30, 2001 when compared to $500 million in the corresponding period of 2000 due primarily to a decline in management and franchise fees, offset by a slight increase in revenues at SVO.

      The decrease in revenues from owned, leased and consolidated joint venture hotels is due primarily to decreased revenues at the Company’s Comparable Owned Hotels. Revenues at the Company’s Comparable Owned Hotels (158 hotels for the nine months ended September 30, 2001, excluding nine hotels sold and seven hotels without comparable results during 2000 and 2001) decreased 7.2% to $2.499 billion for the nine months ended September 30, 2001 when compared to the same period of 2000 due primarily to a decrease in REVPAR. REVPAR at the Company’s 155 Same-Store Owned Hotels (excluding nine hotels sold and ten hotels under significant renovation or for which comparable results are not available for the nine months ended September 30, 2001) decreased 7.1% to $107.85 for the nine months ended September 30, 2001 when compared to the corresponding 2000 period. The decrease in REVPAR at these 155 Same-Store Owned Hotels was attributed to a decrease in occupancy to 67.3% from 72.4% in the nine months ended September 30, 2001 when compared to the same period of 2000. ADR decreased slightly to $160.32 for the nine months ended September 30, 2001 when compared to $160.43 in the corresponding 2000 period. REVPAR at Same-Store Owned Hotels in North America decreased 7.9% for the nine months ended September 30, 2001 when compared to the same period of 2000 due to the weakening of the U.S. economy which was exacerbated by the September 11 Attacks, resulting in an unprecedented decline in industry-wide demand, particularly in New York City, where the Company has seven owned hotels with a total of approximately 3,900 rooms, offset by the acquisition of the 50% interest in the Sheraton Centre Toronto not previously owned by the Company in April 2001. REVPAR at the Company’s international Same-Store Owned Hotels, which decreased by 4.6% for the nine months ended September 30, 2001 when compared to the same period of 2000, was also impacted by the September 11 Attacks, the unfavorable effect of foreign currency translation and adverse political and economic conditions, primarily in countries like Argentina and Australia. REVPAR for Same-Store Owned Hotels in Europe increased 5.6% excluding the unfavorable effect of foreign currency translation.

      EBITDA. EBITDA for the Company’s owned, leased and consolidated joint venture hotels decreased $99 million to $807 million for the nine months ended September 30, 2001 when compared to the corresponding period in 2000. This decrease was primarily due to a $106 million or 11.8% decrease in EBITDA at the Company’s Comparable Owned Hotels. This decrease is primarily due to the $99 million decrease in EBITDA over the same period in 2000 at the Company’s Comparable Owned Hotels in North America resulting primarily from the weakening U.S. economy, the September 11 Attacks, the sale of eight hotels and the effective closure of one hotel in Chicago which was being converted to a W hotel.

      Selling, General, Administrative and Other. Selling, general, administrative and other expenses were $323 million and $312 million for the nine months ended September 30, 2001 and 2000, respectively. The increase in selling, general, administrative and other expenses is due primarily to increased expenses associated with SVO, offset by reduced corporate overhead, including an $11 million pretax gain resulting from the termination of a pension plan.

      Restructuring and Other Special Charges. During the nine months ended September 30, 2001, the Company incurred $4 million in severance and other costs as part of the Company’s cost reduction efforts. The Company also wrote down its investments in various e-business ventures by approximately $19 million based on current market conditions in the technology sector and management’s assessment that these investments were permanently impaired. These charges were offset in part by the reversal of a $20 million bad debt charge taken in 1998 relating to a note receivable which is now fully performing.

      As previously discussed, the Company expects to take a charge in the fourth quarter of 2001 related to additional severance costs and potential asset impairments as a result of the September 11 Attacks.

      Depreciation and Amortization. Depreciation and amortization expense increased to $391 million in the nine months ended September 30, 2001 compared to $356 million in the corresponding period of 2000. The increase in depreciation and amortization expense for the nine months ended September 30, 2001 was primarily attributable to the additional depreciation resulting from capital expenditures at many of the Company’s owned, leased and consolidated joint venture hotels over the past two years.

      Net Interest Expense. Interest expense for the nine months ended September 30, 2001 and 2000, which is net of interest income of $9 million and $14 million, respectively, and discontinued gaming operations allocations of $6 million in the nine months ended September 30, 2000, decreased to $281 million from $317 million. This decrease was due primarily to lower interest rates compared to the first nine months of 2000 due to reduced LIBOR rates and the impact of certain financing transactions, including the issuance of zero coupon convertible debt in May 2001. The Company’s weighted average interest rate was 6.41% for the nine months ended September 30, 2001 versus 7.32% for the same period in 2000.

      Income Tax Expense. The effective income tax rate for the first nine months of 2001 decreased to 30.8% compared to 34.5% in the corresponding period in 2000. The Company’s effective income tax rate is determined by the level and composition of pretax income subject to varying foreign, state and local taxes and other items.

Seasonality and Diversification

      The hotel and leisure industry is seasonal in nature; however, the periods during which the Company’s properties experience higher hotel revenue activities vary from property to property and depend principally upon location. The Company’s revenues historically have been lower in the first quarter than in the second, third or fourth quarters. However, as a result of the September 11 Attacks and the resulting unprecedented industry-wide decline in demand, the fourth quarter of 2001 is expected to be significantly lower than the same period in prior years.

Same-Store Owned Hotels Results

      Starwood continually updates and renovates its owned, leased and consolidated joint venture hotels. While undergoing renovation, these hotels are generally not operating at full capacity and, as such, these renovations can negatively impact Starwood’s hotel revenues. Starwood expects to continue renovating its owned, leased and consolidated joint venture hotels as it pursues its brand and quality strategies.

      The following table summarizes REVPAR, ADR and average occupancy for the Company’s Same-Store Owned Hotels for the three and nine months ended September 30, 2001 and 2000. The results for the three and nine months ended September 30, 2001 and 2000 represent results for 157 and 155 owned, leased and consolidated joint venture hotels, respectively (excluding six and nine hotels, respectively, that were sold and eight and ten hotels, respectively, under significant renovation or for which comparable results are not available).

	Three Months Ended
	September 30,

	2001	2000	Variance

Worldwide (157 hotels with approximately 54,000 rooms)
REVPAR	$99.03	$118.56	(16.5)%
ADR	$151.14	$158.59	(4.7)%
Occupancy	65.5%	74.8%	(9.3)
North America (111 hotels with approximately 40,000 rooms)
REVPAR	$93.69	$116.29	(19.4)%
ADR	$141.23	$150.46	(6.1)%
Occupancy	66.3%	77.3%	(11.0)
International (46 hotels with approximately 14,000 rooms)
REVPAR	$115.21	$125.47	(8.2)%
ADR	$182.75	$187.08	(2.3)%
Occupancy	63.0%	67.1%	(4.1)

	Nine Months Ended
	September 30,

	2001	2000	Variance

Worldwide (155 hotels with approximately 53,000 rooms)
REVPAR	$107.85	$116.11	(7.1)%
ADR	$160.32	$160.43	(0.1)%
Occupancy	67.3%	72.4%	(5.1)
North America (110 hotels with approximately 40,000 rooms)
REVPAR	$105.27	$114.35	(7.9)%
ADR	$154.86	$154.84	—
Occupancy	68.0%	73.9%	(5.9)
International (45 hotels with approximately 13,000 rooms)
REVPAR	$116.10	$121.72	(4.6)%
ADR	$178.59	$180.04	(0.8)%
Occupancy	65.0%	67.6%	(2.6)

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow Provided by Operating Activities

      Cash flow from operating activities is the principal source of cash used to fund the Company’s operating expenses, interest payments on debt, maintenance capital expenditures and distribution payments by the Trust. Despite the unprecedented decline in industry-wide demand following the September 11 Attacks, the Company anticipates that cash flow provided by operating activities will be sufficient to service these cash requirements. The Company is currently evaluating the timing and level of future dividends. As discussed below, the Company believes that existing borrowing availability, together with additional borrowings, will be adequate to meet all funding requirements for the foreseeable future. The Trust’s quarterly dividend increased 16% in the third quarter of 2001 over the same period in 2000 to $0.20 per Share. The third quarter dividend was paid in October 2001 to shareholders of record as of September 30, 2001.

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

      Following is a summary of the Company’s debt portfolio as of September 30, 2001:

	Amount
	Outstanding at		Interest Rate at	Average
	September 30, 2001	Interest Terms	September 30, 2001	Maturity

	(Dollars in millions)
Floating Rate Debt
Senior Credit Facility:
Five-Year Term Loan	$800	LIBOR+0.625%	3.26%	1.2 years
Term Loan Add-On	423	LIBOR+1.25%	3.88%	1.4 years
Revolving Credit Facility	622	LIBOR+0.625%	3.26%	1.4 years
Senior Secured Notes Facility:
Tranche II Loans	500	LIBOR+2.75%	5.38%	1.4 years
Mortgages and Other	524	Various	5.27%	1.8 years
Interest Rate Swaps	(950)		3.35%	—

Total/ Average	1,919		4.45%	1.4 years

Fixed Rate Debt
Sheraton Holding Public Debt	1,296		7.08%	9.5 years
Convertible Senior Notes — Series A & B	504		2.35%	2.2 years
Mortgages and Other	838		7.35%	10.1 years
Interest Rate Swaps	950		6.50%	—

Total/ Average	3,588		6.32%	8.3 years

Total Debt
Total Debt and Average Terms	$5,507		5.67%	4.7 years

      Starwood has a substantial amount of indebtedness and had a working capital deficiency of $902 million at September 30, 2001, including $592 million of current maturities of long-term debt. Based upon the current level of operations, management believes that the Company’s cash flow from operations, together with available borrowings under the Revolving Credit Facility (approximately $440 million at September 30, 2001), available borrowings from international revolving lines of credit (approximately $171 million at September 30, 2001), capacity from additional borrowings and proceeds from non-core asset sales, will be adequate to meet anticipated requirements for working capital, capital expenditures, marketing and advertising program expenditures, other discretionary investments, interest and scheduled principal payments for the foreseeable future. There can be no assurance, however, that the Company’s business will continue to generate cash flow at or above historical levels or that currently anticipated improvements will be achieved.

      In May 2001, the Company sold an aggregate face amount of $815,828,000 zero coupon convertible senior notes due 2021. The notes have a blended yield to maturity of 2.35%. The notes, consisting of two series, are convertible, subject to certain conditions, into an aggregate 9,657,000 Shares. Commencing in May 2002, each Series A holder may require the Company to purchase the notes, subject to certain conditions. Total Series A notes that may be presented to the Company in May 2002 is approximately $200 million. Series B holders may first present their aggregate notes of approximately $330 million to the Company in May 2004. The Company received gross proceeds from these sales of approximately $500 million, which was used to repay a portion of its Senior Secured Notes that bore interest at LIBOR plus 275 basis points.

      Additionally, in January 2001 and May 2001, the Company completed add-on financings to its credit facility of $150 million and $100 million, respectively.

      In April 2001, the Company completed the acquisition of the 50% interest not previously owned by the Company in the 1,377-room Sheraton Centre Toronto for $75 million Canadian dollars (approximately $48 million U.S. dollars). Starwood owned 50% of this property before completion of this acquisition.

      If Starwood is unable to generate sufficient cash flow from operations in the future to service the Company’s debt, the Company may be required to sell assets, reduce capital expenditures, refinance all or a portion of its existing debt or obtain additional financing. The Company’s ability to make scheduled principal payments, to pay interest on or to refinance the Company’s indebtedness depends on its future performance and financial results, which, to a certain extent, are subject to general conditions in or affecting the hotel and leisure industry and to general economic, political, financial, competitive, legislative and regulatory factors beyond the Company’s control, including the severity and duration of the economic downturn resulting from the September 11 Attacks. There can be no assurance that sufficient funds will be available to enable Starwood to service its indebtedness or to make necessary capital expenditures, marketing and advertising program expenditures and other discretionary investments. Since the September 11 Attacks, the Company has had discussions with its primary lenders and expects to amend its bank facilities to provide for certain covenant relief as may be necessary.

Stock Sales and Repurchases

      Pursuant to the 1998 Board-approved Share repurchase program (the “Share Repurchase Program”), the Company repurchased 3,245,800 Shares in the open market at an average purchase price of $29.65 during the nine months ended September 30, 2001. On April 2, 2001, the Company’s Board of Directors authorized the repurchase of up to an additional $500 million of Shares, subject to the terms of the Senior Credit Facility. At September 30, 2001, remaining availability under the Share Repurchase Program was $633 million.

OTHER MATTERS

European Union Currency Conversions

      On January 1, 1999, certain member countries of the European Union established fixed conversion rates between their existing sovereign currencies and the Euro. As of the date of this filing, 12 of the 15 member countries (the “Participating Countries”) have established these fixed conversion rates. Following the introduction of the Euro, the legacy currencies of the Participating Countries will remain legal tender during a transition period ending on January 1, 2002. During the transition period, both the legacy currency and the Euro will be legal tender in the respective Participating Countries. During the transition period, currency conversions will be computed by a triangulation with reference to conversion rates between the respective currencies and the Euro. The Company currently operates in substantially all of the Participating Countries. As of the date of this report, primarily all affected owned and managed properties have converted to the Euro without any significant impact to the properties’ operations or information systems; however, there is no assurance that the Company or third-party vendors of applications used by the Company will continue to be successful. There is some uncertainty as to the impact on business with the introduction of the Euro notes and coins on January 1, 2002. Prior to January 1, 2002, the Company will have trained primarily all associates in identifying the new currency.

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

Item 2.      Changes in Securities and Use of Proceeds.

      Pursuant to the Share Repurchase Program, the Company repurchased 3,245,800 Shares in the open market at an average purchase price of $29.65 during the nine months ended September 30, 2001.

Item 6.      Exhibits and Reports on Form 8-K.

(a)  Exhibits

10.1	First Amendment to the Starwood Hotels & Resorts Worldwide, Inc. 1999 Long-Term Incentive Compensation Plan, dated as of August 1, 2001.(1)

(1)	Filed herewith.

(b)  Reports on Form 8-K

      No reports on Form 8-K were filed during the third quarter of 2001.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, each Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC	STARWOOD HOTELS & RESORTS

By: /s/ RONALD C. BROWN Ronald C. Brown Executive Vice President and Chief Financial Officer	By: /s/ RONALD C. BROWN Ronald C. Brown Vice President and Chief Financial and Accounting Officer

Date: November 9, 2001

EXHIBIT INDEX

Exhibit
Number	Description

10.1	First Amendment to the Starwood Hotels & Resorts Worldwide, Inc. 1999 Long-Term Incentive Compensation Plan, dated as of August 1, 2001.(1)

(1)	Filed herewith.