Form 10-K
period 2002-12-31
STARWOOD HOTELS & RESORTS; STARWOOD HOTEL & RESORTS WORLDWIDE INC
filed 2003-02-28
CIK 48595, 316206

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	Joint Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2002

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition Period from to

Commission File Number: 1-7959 STARWOOD HOTELS & RESORTS WORLDWIDE, INC. (Exact name of Registrant as specified in its charter)	Commission File Number: 1-6828 STARWOOD HOTELS & RESORTS (Exact name of Registrant as specified in its charter)
Maryland
(State or other jurisdiction
of incorporation or organization)

52-1193298
(I.R.S. employer identification no.)

1111 Westchester Avenue
White Plains, NY 10604
(Address of principal executive
offices, including zip code)

(914) 640-8100
(Registrant’s telephone number,
including area code)	Maryland
(State or other jurisdiction
of incorporation or organization)

52-0901263
(I.R.S. employer identification no.)

1111 Westchester Avenue
White Plains, NY 10604
(Address of principal executive
offices, including zip code)

(914) 640-8100
(Registrant’s telephone number,
including area code)

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, par value $0.01 per share (“Corporation Share”), of Starwood Hotels & Resorts Worldwide, Inc. (the “Corporation”), the Class B shares of beneficial interest, par value $0.01 per share (“Class B Shares”), of Starwood Hotels & Resorts (the “Trust”), and Preferred Stock Purchase Rights of the Corporation, all of which are attached and trade together as a Share	New York Stock Exchange

Securities Registered Pursuant to Section 12(g) of the Act:

None

     Indicate by check mark whether the Registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. Yes ☒      No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of each Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

     Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☒      No ☐

     As of June 30, 2002, the aggregate market value of the Registrants’ voting and non-voting common equity (for purposes of this Joint Annual Report only, includes all shares other than those held by the Registrants’ Directors, Trustees and executive officers) was $6,539,800,304.

     As of February 26, 2003, the Corporation had outstanding 199,744,218 Corporation Shares and the Trust had outstanding 199,744,218 Class B Shares and 100 Class A shares of beneficial interest, par value $0.01 per share (“Class A Shares”).

     For information concerning ownership of shares, see the Proxy Statement for the Corporation’s Annual Meeting of Stockholders that is currently expected to be held on May 9, 2003 (the “Proxy Statement”), which is incorporated by reference under various Items of this Joint Annual Report.

Document Incorporated by Reference:

Document	Where Incorporated

Proxy Statement	Part III (Items 11 and 12)

      This Joint Annual Report is filed by Starwood Hotels & Resorts Worldwide, Inc., a Maryland corporation (the “Corporation”), and its subsidiary, Starwood Hotels & Resorts, a Maryland real estate investment trust (the “Trust”). Unless the context otherwise requires, all references to the Corporation include those entities owned or controlled by the Corporation, including SLC Operating Limited Partnership, a Delaware limited partnership (the “Operating Partnership”), but excluding the Trust; all references herein to the Trust include the Trust and those entities owned or controlled by the Trust, including SLT Realty Limited Partnership, a Delaware limited partnership (the “Realty Partnership”); and all references to “Starwood” or the “Company” refer to the Corporation, the Trust and their respective subsidiaries, collectively. The shares of common stock, par value $0.01 per share, of the Corporation (“Corporation Shares”) and the Class B shares of beneficial interest, par value $0.01 per share, of the Trust (“Class B Shares”) are attached and trade together and may be held or transferred only in units consisting of one Corporation Share and one Class B Share (a “Share”). Prior to the reorganization of Starwood (the “Reorganization”) on January 6, 1999, the common shares of beneficial interest, par value $0.01 per share, of the Trust were traded together with the Corporation Shares as “Paired Shares,” just as the Class B Shares and the Corporation Shares are currently traded as Shares. Unless otherwise stated herein, all information with respect to Shares refers to Shares on and since January 6, 1999 and to Paired Shares for periods before January 6, 1999.

PART I

Forward-Looking Statements

      This Joint Annual Report contains statements that constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements appear in a number of places in this Joint Annual Report, including, without limitation, the section of Item 1, “Business,” captioned “Business Strategy” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Such forward-looking statements may include statements regarding the intent, belief or current expectations of Starwood, its Directors or Trustees or its officers with respect to the matters discussed in this Joint Annual Report. All such forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements including, without limitation, the risks and uncertainties set forth below. The Company undertakes no obligation to publicly update or revise any forward-looking statements to reflect current or future events or circumstances.

Where you can find more information

      We file annual, quarterly and special reports, proxy statements and other information with the SEC. Our SEC filings are available to the public over the Internet at the SEC’s web site at http://www.sec.gov. Our SEC filings are also available on our website at http://www.starwood.com as soon as reasonably practicable following the time that they are filed with or furnished to the SEC. You may also read and copy any document we file with the SEC at its public reference rooms in Washington, D.C., New York, NY and Chicago, IL. Please call the SEC at (800) SEC-0330 for further information on the public reference rooms. Our filings with the SEC are also available at the New York Stock Exchange. For more information on obtaining copies of our public filings at the New York Stock Exchange, you should call (212) 656-5060. You may also obtain a copy of our filings free of charge by calling David Matheson, Vice President, Investor Relations at (914) 640-5204.

Risks Relating to Hotel, Resort and Vacation Ownership Operations

      We Are Subject to All the Operating Risks Common to the Hotel and Vacation Ownership Industries. Operating risks common to the hotel and vacation ownership industries include:

•	changes in general economic conditions, including the severity and duration of the current economic downturn;

•	decreases in the level of demand for transient rooms and related lodging services, including the recent reduction in business travel as a result of general economic conditions;

•	the impact of internet intermediaries on pricing;

•	cyclical over-building in the hotel and vacation ownership industries;

•	restrictive changes in zoning and similar land use laws and regulations or in health, safety and environmental laws, rules and regulations;

•	changes in travel patterns;

•	changes in operating costs including, but not limited to, energy, labor costs, insurance and unanticipated costs such as water damage and its consequences;

•	disputes with owners of properties, franchisees and homeowner associations which may at times result in litigation;

•	the availability of capital to allow us and potential hotel owners and franchisees to fund construction and investments;

•	the financial condition of third-party property owners and franchisees; and

•	the financial condition of the airline industry and the impact on air travel.

      We are also impacted by our relationships with owners and franchisees. Our hotel management contracts are typically long-term arrangements, but most allow the hotel owner to replace us if certain financial or performance criteria are not met. Our ability to meet these financial and performance criteria is subject to, among other things, the risks described in this section. Additionally, our operating results would be adversely affected if we could not maintain existing management, franchise or representation agreements or obtain new agreements on as favorable terms as the existing agreements.

      General Economic Conditions May Negatively Impact Our Results. Moderate or severe economic downturns or adverse conditions may negatively affect our operations. These conditions may be widespread or isolated to one or more geographic regions. Our worldwide results, primarily in North America, were negatively impacted by the significant drop in industry-wide lodging demand as a result of the current economic downturn. In addition, a tightening of the labor markets in one or more geographic regions may result in fewer and/or less qualified applicants for job openings in our facilities and higher wages, and the increasing cost trends in the insurance markets may negatively impact our results as the costs of premiums increase.

      We Must Compete for Customers. The hotel and vacation ownership industries are highly competitive. Our properties compete for customers with other hotel and resort properties, and, with respect to our vacation ownership resorts, with owners reselling their vacation ownership interests (“VOIs”), in their geographic markets. Some of our competitors may have substantially greater marketing and financial resources than we do, and they may improve their facilities, reduce their prices or expand or improve their marketing programs in ways that adversely affect our operating results.

      We Must Compete for Management and Franchise Agreements. We compete with other hotel companies for management and franchise agreements. As a result, the terms of such agreements may not be as favorable as our current agreements. In connection with entering into management or franchise agreements, we may be required to make investments in or guarantee the obligations of third parties.

      The Hotel Industry Is Seasonal in Nature. The hotel industry is seasonal in nature; however, the periods during which we experience higher revenue vary from property to property and depend principally upon location. Our revenue historically has been lower in the first quarter than in the second, third or fourth quarters.

      Internet Reservation Channels. Some of our hotel rooms are booked through internet travel intermediaries such as Travelocity.com, Inc., Expedia, Inc. and Priceline.com, Inc. As the percentage of internet bookings increases, these intermediaries may be able to obtain higher commissions, reduced room rates or other significant contract concessions from us. Moreover, some of these internet travel intermediaries are attempting to commoditize hotel rooms, by increasing the importance of price and general indicators of quality

(such as “three-star downtown hotel”) at the expense of brand identification. These agencies hope that consumers will eventually develop brand loyalties to their reservations system rather than to our lodging brands. Although most of our business is expected to be derived from traditional channels, if the amount of sales made through internet intermediaries increases significantly, our business and profitability may be significantly harmed.

      Reliance on Technology. The hospitality industry continues to demand the use of sophisticated technology and systems including technology utilized for property management, procurement, reservation systems, operation of our customer loyalty program, distribution and guest amenities. These technologies can be expected to require refinements and there is the risk that advanced new technologies will be introduced. There can be no assurance that as various systems and technologies become outdated or new technology is required we will be able to replace or introduce them as quickly as our competition or within budgeted costs for such technology. Further, there can be no assurance that we will achieve the benefits that may have been anticipated from any new technology or system.

      The Hotel and Vacation Ownership Businesses Are Capital Intensive. In order for our owned, managed and franchised properties to remain attractive and competitive, we and the property owners have to spend money periodically to keep them well maintained, modernized and refurbished. This creates an ongoing need for cash and, to the extent we and the property owners cannot fund expenditures from cash generated by operations, funds must be borrowed or otherwise obtained. In addition, in order to continue growing our vacation ownership business, we need to spend money developing new units. Accordingly, our financial results may be sensitive to the cost and availability of funds.

      Real Estate Investments Are Subject to Numerous Risks. Because we own and lease hotels and resorts, we are subject to the risks that generally relate to investments in real property. The investment returns available from equity investments in real estate depend in large part on the amount of income earned and capital appreciation generated by the related properties, as well as the expenses incurred. In addition, a variety of other factors affect income from properties and real estate values, including governmental regulations, real estate, insurance, zoning, tax and eminent domain laws, interest rate levels and the availability of financing. For example, new or existing real estate zoning or tax laws can make it more expensive and/or time-consuming to develop real property or expand, modify or renovate hotels. When interest rates increase, the cost of acquiring, developing, expanding or renovating real property increases and real property values may decrease as the number of potential buyers decreases. Similarly, as financing becomes less available, it becomes more difficult both to acquire and to sell real property. Finally, governments can, under eminent domain laws, take real property. Sometimes this taking is for less compensation than the owner believes the property is worth. Any of these factors could have a material adverse impact on our results of operations or financial condition, as well as on our ability to make distributions to our shareholders. In addition, equity real estate investments, such as the investments we hold and any additional properties that we may acquire, are relatively difficult to sell quickly. If our properties do not generate revenue sufficient to meet operating expenses, including debt service and capital expenditures, our income will be adversely affected.

      Hotel and Resort Development Is Subject to Timing, Budgeting and Other Risks. We intend to develop hotel and resort properties, including VOIs and residential components, as suitable opportunities arise, taking into consideration the general economic climate. New project development has a number of risks, including risks associated with:

•	construction delays or cost overruns that may increase project costs;

•	receipt of zoning, occupancy and other required governmental permits and authorizations;

•	development costs incurred for projects that are not pursued to completion;

•	so-called acts of God such as earthquakes, hurricanes, floods or fires that could adversely impact a project;

•	ability to raise capital; and

•	governmental restrictions on the nature or size of a project or timing of completion.

We cannot assure you that any development project will be completed on time or within budget.

      Environmental Regulations. Environmental laws, ordinances and regulations of various federal, state, local and foreign governments regulate certain of our properties and could make us liable for the costs of removing or cleaning up hazardous or toxic substances on, under or in property we currently own or operate or that we previously owned or operated. Those laws could impose liability without regard to whether we knew of, or were responsible for, the presence of hazardous or toxic substances. The presence of hazardous or toxic substances, or the failure to properly clean up such substances when present, could jeopardize our ability to develop, use, sell or rent the real property or to borrow using the real property as collateral. If we arrange for the disposal or treatment of hazardous or toxic wastes, we could be liable for the costs of removing or cleaning up wastes at the disposal or treatment facility, even if we never owned or operated that facility. Other laws, ordinances and regulations could require us to manage, abate or remove lead- or asbestos-containing materials. Similarly, the operation and closure of storage tanks are often regulated by federal, state, local and foreign laws. Finally, certain laws, ordinances and regulations, particularly those governing the management or preservation of wetlands, coastal zones and threatened or endangered species, could limit our ability to develop, use, sell or rent our real property.

      International Operations Are Subject to Special Political and Monetary Risks. We have significant international operations which as of December 31, 2002 included 170 owned, managed or franchised properties in Europe, Africa and the Middle East (including 34 properties with majority ownership); 40 owned, managed or franchised properties in Latin America (including 13 properties with majority ownership); and 88 owned, managed or franchised properties in the Asia Pacific region (including 4 properties with majority ownership). International operations generally are subject to various political, geopolitical, and other risks that are not present in U.S. operations. These risks include the risk of war, terrorism or civil unrest, expropriation and nationalization. In addition, some international jurisdictions restrict the repatriation of non-U.S. earnings. Various international jurisdictions also have laws limiting the right and ability of non-U.S. entities to pay dividends and remit earnings to affiliated companies unless specified conditions have been met. In addition, sales in international jurisdictions typically are made in local currencies, which subject us to risks associated with currency fluctuations. Currency devaluations and unfavorable changes in international monetary and tax policies could have a material adverse effect on our profitability and financing plans, as could other changes in the international regulatory climate and international economic conditions. Other than Italy, where our risks are heightened due to the 18 properties we own, our international properties are geographically diversified and are not concentrated in any particular region.

Debt Financing

      As a result of our debt obligations, we are subject to the following risks: (i) the risk that cash flow from operations will be insufficient to meet required payments of principal and interest; and (ii) the risk that (to the extent that we maintain floating rate indebtedness) interest rates will increase. In addition, we have significant indebtedness maturing in 2003, and although we anticipate that we will be able to repay or refinance our existing indebtedness and any other indebtedness when it matures, there can be no assurance that we will be able to do so or that the terms of such refinancings will be favorable. Our leverage may have important consequences including the following: (i) our ability to obtain additional financing for acquisitions, working capital, capital expenditures or other purposes, if necessary, may be impaired or such financing may not be available on terms favorable to us; (ii) a substantial decrease in operating cash flow or an increase in our expenses could make it difficult for us to meet our debt service requirements and force us to sell assets and/or modify our operations; and (iii) our higher level of debt and resulting interest expense may place us at a competitive disadvantage with respect to certain competitors with lower amounts of indebtedness and/ or higher credit ratings. While our senior debt is currently rated investment grade by one of the two major rating agencies, there can be no assurance we will be able to maintain this rating. On December 20, 2002, that rating agency placed the Company’s investment grade rating on “CreditWatch with negative implications”. In the event our senior debt is not investment grade, we would likely incur higher borrowing costs on future financings.

Risks Relating to Acts of God, Terrorist Activity and War

      Our financial and operating performance may be adversely affected by acts of God, such as natural disasters, in locations where we own and/or operate significant properties and areas of the world from which we draw a large number of customers. Some types of losses, such as from earthquake, hurricane, terrorism and environmental hazards may be either uninsurable or too expensive to justify insuring against. Should an uninsured loss or a loss in excess of insured limits occur, we could lose all or a portion of the capital we have invested in a hotel or resort, as well as the anticipated future revenue from the hotel or resort. In that event, we might nevertheless remain obligated for any mortgage debt or other financial obligations related to the property. Similarly, wars (including the potential for war), terrorist activity (including threats of terrorist activity), political unrest and other forms of civil strife as well as geopolitical uncertainty have caused in the past, and may cause in the future, our results to differ materially from anticipated results.

Acquisitions

      We intend to make acquisitions that complement our business. There can be no assurance, however, that we will be able to identify acquisition candidates or complete acquisitions on commercially reasonable terms or at all. If additional acquisitions are made, there can be no assurance that any anticipated benefits will actually be realized. Similarly, there can be no assurance that we will be able to obtain additional financing for acquisitions, or that the ability to obtain such financing will not be restricted by the terms of our debt agreements.

Investing Through Partnerships or Joint Ventures Decreases Our Ability to Manage Risk

      In addition to acquiring or developing hotels and resorts directly, we have from time to time invested, and expect to continue to invest, as a co-venturer. Joint venturers often have shared control over the operation of the joint venture assets. Therefore, joint venture investments may involve risks such as the possibility that the co-venturer in an investment might become bankrupt, or have economic or business interests or goals that are inconsistent with our business interests or goals, or be in a position to take action contrary to our instructions or requests or contrary to our policies or objectives. Consequently, actions by a co-venturer might subject hotels and resorts owned by the joint venture to additional risk. Although we generally seek to maintain sufficient control of any joint venture, we may be unable to take action without the approval of our joint venture partners. Alternatively, our joint venture partners could take actions binding on the joint venture without our consent. Additionally, should a joint venture partner become bankrupt, we could become liable for our partner’s share of joint venture liabilities.

Dispositions

      We periodically review our business with a view to identifying properties or other assets that we believe either are non-core, no longer complement our business, are in markets which may not benefit us as much as other markets during an economic recovery or could be sold at significant premiums. We are focused on restructuring and enhancing real estate returns and monetizing investments. In the fourth quarter of 2002, we completed the sale of the Doubletree Minneapolis hotel for $47 million. Including this sale, we are targeting net proceeds of at least $500 million from domestic and/or international asset sales by the end of 2003. There can be no assurance, however, that we will be able to complete dispositions on commercially reasonable terms or at all.

Our Vacation Ownership Business Is Subject to Extensive Regulation and Risk of Default

      We market and sell VOIs, which typically entitle the buyer to ownership of a fully-furnished resort unit for a one-week period on either an annual or an alternate-year basis. We also acquire, develop and operate vacation ownership resorts, and provide financing to purchasers of VOIs. These activities are all subject to extensive regulation by the federal government and the states in which vacation ownership resorts are located and in which VOIs are marketed and sold including regulation of our telemarketing activities under state and federal “Do Not Call” laws. In addition, the laws of most states in which we sell VOIs grant the purchaser of this type of interest the right to rescind the purchase contract at any time within a statutory rescission period. Although we believe that we are in material compliance with all applicable federal, state, local and foreign laws and regulations to which vacation ownership marketing, sales and operations are currently subject, changes in these requirements or a determination by a regulatory authority that we were not in compliance could adversely affect us. In particular, increased regulations of telemarketing activities, could adversely impact the marketing of our VOIs.

      We bear the risk of defaults under our customer mortgages on VOIs. If a purchaser of a VOI defaults on the mortgage during the early part of the loan amortization period, we will not have recovered its marketing, selling (other than commissions in certain events), and general and administrative costs associated with such VOI, and such costs will again be incurred in connection with the subsequent resale of the repossessed VOI. Accordingly, there is no assurance that the sales price will be fully or partially recovered from a defaulting customer or, in the event of such defaults, that our allowance for losses will be adequate.

Certain Interests

      Barry S. Sternlicht is the Chairman and Chief Executive Officer the Corporation and the Trust. Mr. Sternlicht also serves as the President and Chief Executive Officer of, and may be deemed to control, Starwood Capital Group, L.L.C. (“Starwood Capital”), a real estate investment firm. Starwood Capital and the Company have entered into a non-compete agreement whereby Starwood Capital may not purchase a hotel property in the United States until such opportunity is first presented to the Company. See Item 13, “Certain Relationships and Related Transactions.” Although Starwood Capital is not subject to a non-compete agreement with the Company for hotel properties outside of the United States, as a matter of practice, all opportunities to purchase such properties are also first presented to the Company. In each case, the Governance Committee of the Board of Directors (or other committee of independent directors) will make a decision as to whether or not the Company will pursue the opportunity. In addition, certain officers and directors of the Company have interests in businesses that may, from time to time, do business with the Company. To the extent such individuals have a material interest in such businesses, any agreements relating thereto are subject to Governance Committee (or other committee of independent directors) approval.

Ability to Manage Growth

      Our future success and our ability to manage future growth depend in large part upon the efforts of our senior management and our ability to attract and retain key officers and other highly qualified personnel. Competition for such personnel is intense. There can be no assurance that we will continue to be successful in attracting and retaining qualified personnel. Accordingly, there can be no assurance that our senior management will be able to successfully execute and implement our growth and operating strategies.

Tax Risks

      Failure of the Trust to Qualify as a REIT Would Increase Our Tax Liability. Qualifying as a real estate investment trust (a “REIT”) requires compliance with highly technical and complex tax provisions that courts and administrative agencies have interpreted only to a limited degree. Due to the complexities of our ownership, structure and operations, the Trust is more likely than are other REITs to face interpretative issues for which there are no clear answers. Also, facts and circumstances that we do not control may affect the Trust’s ability to qualify as a REIT. The Trust believes that since the taxable year ended December 31, 1995, it has qualified as a REIT under the Internal Revenue Code of 1986, as amended. The Trust intends to continue to operate so as to qualify as a REIT. However, the Trust cannot assure you that it will continue to qualify as a REIT. If the Trust failed to qualify as a REIT for any prior tax year, the Trust would be liable to pay a significant amount of taxes for those years. Similarly, if the Trust fails to qualify as a REIT in the future, our liability for taxes would increase.

      Additional Legislation Could Eliminate or Reduce Certain Benefits of Our Structure. On January 6, 1999, we consummated the Reorganization pursuant to an Agreement and Plan of Restructuring dated as of September 16, 1998, as amended, among the Corporation, ST Acquisition Trust, a wholly owned subsidiary of the Corporation, and the Trust. Pursuant to the Reorganization, the Trust became a subsidiary of the Corporation, which, through a wholly-owned subsidiary, holds all the outstanding Class A shares of beneficial interest, par value $0.01 per share, of the Trust. The Reorganization was proposed in response to the Internal Revenue Service Restructuring and Reform Act of 1998 (“H.R. 2676”), which made it difficult for us to acquire and operate additional hotels while still maintaining our former status as a “grandfathered paired share real estate investment trust.” While we believe that the Reorganization was the best alternative in light of H.R. 2676 and that our new structure does not raise the same concerns that led Congress to enact such legislation, no assurance can be given that additional legislation, regulations or administrative interpretations will not be adopted that could eliminate or reduce certain benefits of the Reorganization and have a material adverse effect on our results of operations, financial condition and prospects.

      President Bush has proposed that dividends paid by corporations not be taxed at the shareholder level. The consequences, if any, of such a change in the tax law on our structure and the benefits derived from it cannot currently be determined. We will continue to monitor this potential legislation and its impact on us.

      We undertake global tax planning in the normal course of business. These activities may be subject to review by tax authorities. As a result of the review process, uncertainties exist and it is possible that some matters could be resolved adversely to us.

Risks Relating to Ownership of Our Shares

      No Person or Group May Own More Than 8% of Our Shares. Our governing documents provide (subject to certain exceptions) that no one person or group may own or be deemed to own more than 8% of our outstanding stock or Shares of beneficial interest, whether measured by vote, value or number of Shares. There is an exception for shareholders who owned more than 8% as of February 1, 1995, who may not own or be deemed to own more than the lesser of 9.9% or the percentage of Shares they held on that date, provided, that if the percentage of Shares beneficially owned by such a holder decreases after February 1, 1995, such a holder may not own or be deemed to own more than the greater of 8% or the percentage owned after giving effect to the decrease. We may waive this limitation if we are satisfied that such ownership will not jeopardize the Trust’s status as a REIT. In addition, if Shares which would cause the Trust to be beneficially owned by fewer than 100 persons are issued or transferred to any person, such issuance or transfer shall be null and void. This ownership limit may have the effect of precluding a change in control of us by a third party without the consent of our Board of Directors, even if such change in control would otherwise give the holders of Shares or other of our equity securities the opportunity to realize a premium over then-prevailing market prices, and even if such change in control would not reasonably jeopardize the status of the Trust as a REIT.

      At Least Two Annual Meetings Must Be Held Before a Majority of Our Board of Directors Can Be Changed. Our Board of Directors is divided into three classes. Each class is elected for a three-year term. At each annual meeting of shareholders, approximately one-third of the members of the Board of Directors are elected for a three-year term and the other directors remain in office until their three-year terms expire. Furthermore, our governing documents provide that no director may be removed without cause. Any removal for cause requires the affirmative vote of the holders of at least two-thirds of all the votes entitled to be cast for the election of directors.

      Thus, control of the Board of Directors cannot be changed in one year without removing the directors for cause as described above. Consequently, at least two annual meetings must be held before a majority of the members of the Board of Directors can be changed. Our charter provides that the charter cannot be amended without the approval of the holders of at least a majority of the outstanding Shares entitled to vote thereon.

      Our Board of Directors May Issue Preferred Stock and Establish the Preferences and Rights of Any Such Preferred Stock. Our charter provides that the total number of Shares of stock of all classes which the Corporation has authority to issue is 1,350,000,000, initially consisting of one billion Shares of common stock, 50 million Shares of excess common stock, 200 million Shares of preferred stock and 100 million Shares of excess preferred stock. Our Board of Directors has the authority, without a vote of shareholders, to establish the preferences and rights of any preferred or other class or series of Shares to be issued and to issue such Shares. The issuance of preferred shares or other shares having special preferences or rights could delay or prevent a change in control even if a change in control would be in the interests of our shareholders. Because our Board of Directors has the power to establish the preferences and rights of additional classes or series of shares without a shareholder vote, our Board of Directors may give the holders of any class or series preferences, powers and rights, including voting rights, senior to the rights of holders of our Shares.

      Certain Provisions of Our Charter May Require the Approval of Two-Thirds of Our Shares and Only Our Directors May Amend Our Bylaws. Our charter contains provisions relating to restrictions on transferability of the Corporation Shares, which may be amended only by the affirmative vote of our shareholders holding two-thirds of the votes entitled to be cast on the matter. As permitted under the Maryland General Corporation Law, our Bylaws provide that directors have the exclusive right to amend our Bylaws.

      Our Shareholder Rights Plan Would Cause Substantial Dilution to Any Shareholder That Attempts to Acquire Us on Terms Not Approved by Our Board of Directors. We adopted a shareholder rights plan which provides, among other things, that when specified events occur, our shareholders will be entitled to purchase from us a newly created series of junior preferred stock, subject to the ownership limit described above. The preferred stock purchase rights are triggered by the earlier to occur of (i) ten days after the date of a public announcement that a person or group acting in concert has acquired, or obtained the right to acquire, beneficial ownership of 15% or more of our outstanding Corporation Shares or (ii) ten business days after the commencement of or announcement of an intention to make a tender offer or exchange offer, the consummation of which would result in the acquiring person becoming the beneficial owner of 15% or more of our outstanding Corporation Shares. The preferred stock purchase rights would cause substantial dilution to a person or group that attempts to acquire us on terms not approved by our Board of Directors.

Item 1.     Business.

General

      Starwood is one of the world’s largest hotel and leisure companies. Starwood’s status as one of the leading hotel and leisure companies resulted from the 1998 acquisition of Westin Hotels & Resorts Worldwide, Inc. and certain of its affiliates (“Westin”) (the “Westin Merger”) and the acquisition of ITT Corporation (the “ITT Merger”), renamed Sheraton Holding Corporation (“Sheraton Holding”) and the acquisition of Vistana Inc. (renamed Starwood Vacation Ownership, Inc. or “SVO”) in October 1999. The Company conducts its hotel and leisure business both directly and through its subsidiaries. The Company’s brand names include St. Regis®, The Luxury Collection®, Sheraton®, Westin®, W® and Four Points® by Sheraton. Through these brands, Starwood is well represented in most major markets around the world. The Company’s operations are grouped into two business segments, hotels and vacation ownership operations.

      The Company’s revenue and earnings are derived primarily from hotel operations, which include the operation of the Company’s owned hotels; management and other fees earned from hotels the Company manages pursuant to management contracts; and the receipt of franchise and other fees.

      The Company’s hotel business emphasizes the global operation of hotels and resorts primarily in the luxury and upscale segment of the lodging industry. Starwood seeks to acquire interests in, or management or franchise rights with respect to properties in this segment. At December 31, 2002, the Company’s hotel portfolio included owned, leased, managed and franchised hotels totaling 748 hotels with approximately 227,000 rooms in 79 countries, and is comprised of 163 hotels that Starwood owns or leases or in which Starwood has a majority equity interest (substantially all of which hotels Starwood also manages), 277 hotels managed by Starwood on behalf of third-party owners (including entities in which Starwood has a minority equity interest) and 308 hotels for which Starwood receives franchise fees.

      The Company’s revenues and earnings are also derived from the development, ownership and operation of vacation ownership resorts, marketing and selling VOIs in the resorts and providing financing to customers who purchase such interests. At December 31, 2002, the Company had 18 vacation ownership resorts in the United States and the Bahamas.

      The Trust was organized in 1969, and the Corporation was incorporated in 1980, both under the laws of Maryland. Sheraton Hotels & Resorts and Westin Hotels & Resorts, Starwood’s largest brands, have been serving guests for more than 60 years. Starwood Vacation Ownership (and its predecessor, Vistana, Inc.) has been selling VOIs for more than 20 years.

      The Company’s principal executive offices are located at 1111 Westchester Avenue, White Plains, New York 10604, and its telephone number is (914) 640-8100.

      For a discussion of the Company’s revenues, profits, assets and geographical segments, see the notes to financial statements of this Joint Annual Report. For additional information concerning the Company’s business, see Item 2, “Properties,” of this Joint Annual Report.

Competitive Strengths

      Management believes that the following factors contribute to the Company’s position as a leader in the lodging and vacation ownership industry and provide a foundation for the Company’s business strategy:

      Brand Strength. Starwood believes that it has strong brand leadership in major markets worldwide based on the global recognition of the Company’s lodging brands. With the Company’s well-known lodging brands, Starwood benefits from a luxury and upscale branding strategy that provides strong operating performance from new customer penetration and customer loyalty. The strength of the Company’s brands is evidenced, in part, by the superior ratings received from the Company’s hotel guests and from industry publications. Starwood was again designated as the “World’s Best Global Hotel Company” by Global Finance magazine in their November 2002 issue. Also, for the third time in four years, Starwood brands took top honors in Business Travel News’ 2003 Annual Top U.S. Hotel Chain Survey, with Westin Hotels & Resorts and W Hotels earning first and second place, respectively, in the upper-upscale category. Additionally, Four Points by Sheraton was voted number one in the mid-price category by this same publication.

      Frequent Guest Program. The Company’s loyalty program, Starwood Preferred Guest® (“SPG”) has over 15 million members and in 2002 was awarded the Hotel Program of the Year for the third year in a row by consumers via the prestigious Freddie Awards. SPG also received awards for Best Customer Service, Best Web Site, Best Elite-Level Program, Best Award Redemption and Best Newsletter. SPG, which was the first loyalty program in the hotel industry with a policy of no blackout dates and no capacity controls, enables members to redeem stays when they want and where they want. SPG yields repeat guest business due to rewarding frequent stays and purchasers of VOIs with points towards free hotel stays and other rewards, or airline miles with any of the participating 30 airline programs.

      Significant Presence in Top Markets. The Company’s luxury and upscale hotel and resort assets are well positioned throughout the world. These assets are primarily located in major cities and resort areas that management believes have historically demonstrated a strong breadth, depth and growing demand for luxury and upscale hotels and resorts, in which the supply of sites suitable for hotel development has been limited and in which development of such sites is relatively expensive.

      Premier and Distinctive Properties. Starwood controls a distinguished and diversified group of hotel properties throughout the world, including the St. Regis in New York, New York; The Phoenician in Scottsdale, Arizona; the Hotel Gritti Palace in Venice, Italy; the St. Regis in Beijing, China; and the Westin Palace in Madrid, Spain. These are among the leading hotels in the industry and are at the forefront of providing the highest quality and service. Starwood’s properties are consistently recognized as the best of the best by readers of Condé Nast Traveler, who are among the world’s most sophisticated and discerning group of travelers. The Condé Nast Traveler Magazine January 2003 issue included 55 Starwood properties among its prestigious Gold List and Gold List Reserve, more than any other hotel company.

      Scale. As one of the largest hotel and leisure companies focusing on the luxury and upscale full-service lodging market, Starwood has the scale to support its core marketing and reservation functions. The Company also believes that its scale will contribute to lowering its cost of operations through purchasing economies in such areas as insurance, energy, telecommunications, technology, employee benefits, food and beverage, furniture, fixtures and equipment and operating supplies.

      Diversification of Cash Flow and Assets. Management believes that the diversity of the Company’s brands, market segments served, revenue sources and geographic locations provides a broad base from which to enhance revenue and profits and to strengthen the Company’s global brands. This diversity limits the Company’s exposure to any particular lodging or vacation ownership asset, brand or geographic region.

      While Starwood focuses on the luxury and upscale portion of the full-service lodging and vacation ownership market, the Company’s brands cater to a diverse group of sub-markets within this market. For example, the St. Regis hotels cater to high-end hotel and resort clientele while Four Points by Sheraton hotels deliver extensive amenities and services at more affordable rates.

      Starwood derives its cash flow from multiple sources within its hotel and vacation ownership segments, including owned hotels activity and management and franchise fees, and is geographically diverse with operations around the world. The following tables reflect the Company’s hotel and vacation ownership properties by type of revenue source and geographical presence by major geographic area as of December 31, 2002:

	Number of
	Properties	Rooms

Owned hotels(a)	163	56,000
Managed and unconsolidated joint venture hotels	277	94,000
Franchised hotels	308	77,000
Vacation ownership resorts	18	4,000

Total properties	766	231,000

(a)	Includes wholly owned, majority owned and leased hotels.

	Number of
	Properties	Rooms

North America	468	152,000
Europe, Africa and the Middle East	170	40,000
Latin America	40	9,000
Asia Pacific	88	30,000

Total	766	231,000

Business Segment and Geographical Information

      Incorporated by reference in Note 20, “Business Segment and Geographical Information,” in the notes to financial statements set forth in Part II, Item 8, “Financial Statements and Supplementary Data.”

Business Strategy

      The Company’s primary business objective is to maximize earnings and cash flow by increasing the profitability of the Company’s existing portfolio; selectively acquiring interests in additional assets; increasing the number of the Company’s hotel management contracts and franchise agreements; acquiring, developing and selling VOIs; and maximizing the value of its owned real estate properties, including selectively disposing of non-core hotels and “trophy” assets that may be sold at significant premiums. The Company plans to meet these objectives by leveraging its global assets, broad customer base and other resources and by taking advantage of the Company’s scale to reduce costs. The weakness in the North American and European economies, combined with current political and economic environments in South America, the Middle East and other parts of the world and their consequent impact on travel in their respective regions and the rest of the world, make financial planning and implementation of our strategy more challenging.

      Growth Opportunities. Management has identified several growth opportunities with a goal of enhancing the Company’s operating performance and profitability, including:

•	Continuing to expand the Company’s role as a third-party manager of hotels and resorts. This allows Starwood to expand the presence of its lodging brands and gain additional cash flow generally with modest capital commitment;

•	Franchising the Sheraton, Westin, Four Points by Sheraton and Luxury Collection brands to selected third-party operators, thereby expanding the Company’s market presence, enhancing the exposure of its hotel brands and providing additional income through franchise fees;

•	Expanding the Company’s internet presence and sales capabilities to increase revenue and improve customer service;

•	Continuing to grow the Company’s frequent guest program, thereby increasing occupancy rates while providing the Company’s customers with benefits based upon loyalty to the Company’s hotels and vacation ownership resorts;

•	Enhancing the Company’s marketing efforts by integrating the Company’s proprietary customer databases, so as to sell additional products and services to existing customers, improve occupancy rates and create additional marketing opportunities;

•	Optimizing the Company’s use of its real estate assets to improve ancillary revenue, such as condominium sales and restaurant, beverage and parking revenue from the Company’s hotels and resorts;

•	Continuing to build the “W” hotel brand to appeal to upscale business travelers and other customers seeking full-service hotels in major markets, and expanding the brand to resorts in non-urban areas;

•	Innovations such as the Heavenly® Bed and Bath, the Sheraton Sweet Sleeper® Bed and the Sheraton Service Promise®;

•	Renovating, upgrading and expanding the Company’s branded hotels to further its strategy of strengthening brand identity. By re-branding certain owned hotels to one of Starwood’s proprietary brands, Starwood will seek to further solidify its brand reputation and market presence, leading to enhanced revenue per available room (“REVPAR”), which we consider to be a meaningful indicator of our performance, as it measures the period-over-period growth in rooms revenue for comparable properties;

•	Developing additional vacation ownership resorts and leveraging our hotel real estate assets where possible through VOI construction and residential or condominium sales; and

•	Increasing operating efficiencies through increased use of technology.

      Starwood intends to explore opportunities to expand and diversify the Company’s hotel portfolio through minority investments and selective acquisitions of properties domestically and internationally that meet some or all of the following criteria:

•	Luxury and upscale hotels and resorts in major metropolitan areas and business centers;

•	Major tourist hotels, destination resorts or conference centers that have favorable demographic trends and are located in markets with significant barriers to entry or with major room demand generators such as office or retail complexes, airports, tourist attractions or universities;

•	Undervalued hotels whose performance can be increased by re-branding to one of the Company’s hotel brands, the introduction of better and more efficient management techniques and practices and/or the injection of capital for renovating, expanding or repositioning the property;

•	Hotels or brands which would enable the Company to provide a wider range of amenities and services to customers; and

•	Portfolios of hotels or hotel companies that exhibit some or all of the criteria listed above, where the purchase of several hotels in one transaction enables Starwood to obtain favorable pricing or obtain attractive assets that would otherwise not be available.

      Starwood may also selectively choose to develop and construct desirable hotels and resorts to help the Company meet its strategic goals, such as the ongoing development of the St. Regis Museum Tower Hotel in San Francisco, California which is expected to have approximately 269 rooms and 102 condominiums.

      Furthermore, the Company has developed plans for flexible new-build Sheraton and Westin prototypes, with the intent of expanding these brands into tertiary markets.

Competition

      The hotel industry is highly competitive. Competition is generally based on quality and consistency of room, restaurant and meeting facilities and services, attractiveness of locations, availability of a global distribution system, price and other factors. Management believes that Starwood competes favorably in these areas. Starwood’s properties compete with other hotels and resorts, including facilities owned by local interests and facilities owned by national and international chains, in their geographic markets. The principal competitors of Starwood include other hotel operating companies, ownership companies (including hotel REITs) and national and international hotel brands.

      Starwood encounters strong competition as a hotel, resort and vacation ownership operator and developer. While some of the Company’s competitors are private management firms, several are large national and international chains that own and operate their own hotels, as well as manage hotels for third-party owners and develop and sell VOIs, under a variety of brands that compete directly with the Company’s brands. In addition, hotel management contracts are typically long-term arrangements, but most allow the hotel owner to replace the management firm if certain financial or performance criteria are not met.

Environmental Matters

      Starwood is subject to certain requirements and potential liabilities under various federal, state and local environmental laws, ordinances and regulations (“Environmental Laws”). For example, a current or previous owner or operator of real property may become liable for the costs of removal or remediation of hazardous or toxic substances on, under or in such property. Such laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances. The presence of hazardous or toxic substances may adversely affect the owner’s ability to sell or rent such real property or to borrow using such real property as collateral. Persons who arrange for the disposal or treatment of hazardous or toxic wastes may be liable for the costs of removal or remediation of such wastes at the treatment, storage or disposal facility, regardless of whether such facility is owned or operated by such person. Starwood uses certain substances and generates certain wastes that may be deemed hazardous or toxic under applicable Environmental Laws, and Starwood from time to time has incurred, and in the future may incur, costs related to cleaning up contamination resulting from historic uses of certain of the Company’s current or former properties or the Company’s treatment, storage or disposal of wastes at facilities owned by others. Other Environmental Laws require abatement or removal of certain asbestos-containing materials (“ACMs”) (limited quantities of which are present in various building materials such as spray-on insulation, floor coverings, ceiling coverings, tiles, decorative treatments and piping located at certain of the Company’s hotels) in the event of damage or demolition, or certain renovations or remodeling. These laws also govern emissions of and exposure to asbestos fibers in the air. Environmental Laws also regulate polychlorinated biphenyls (“PCBs”), which may be present in electrical equipment. A number of the Company’s hotels have underground storage tanks (“USTs”) and equipment containing chlorofluorocarbons (“CFCs”); the operation and subsequent removal or upgrading of certain USTs and the use of equipment containing CFCs also are regulated by Environmental Laws. In connection with the Company’s ownership, operation and management of its properties, Starwood could be held liable for costs of remedial or other action with respect to PCBs, USTs or CFCs.

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

      Although Starwood has incurred and expects to incur remediation and various environmental-related costs during the ordinary course of operations, management anticipates that such costs will not have a material adverse effect on the operations or financial condition of the Company.

Seasonality and Diversification

      The hotel industry is seasonal in nature; however, the periods during which the Company’s properties experience higher revenue activities vary from property to property and depend principally upon location. Other than 2001, which was dramatically impacted by the September 11, 2001 terrorist attacks in New York, Washington, D.C. and Pennsylvania (the “September 11 Attacks”) and their aftermath, the Company’s revenues and EBITDA(1) historically have been lower in the first quarter than in the second, third or fourth quarters.

Comparability of Owned Hotel Results

      Starwood continually updates and renovates its owned, leased and consolidated joint venture hotels. While undergoing renovation, these hotels are generally not operating at full capacity and, as such, these renovations can initially negatively impact Starwood’s revenues and EBITDA.

Employees

      At December 31, 2002, Starwood employed approximately 105,000 persons at its corporate offices, owned and managed hotels and vacation ownership resorts, of whom approximately 60% were employed in the United States. At December 31, 2002, approximately 28% of the U.S.-based employees were covered by various collective bargaining agreements providing, generally, for basic pay rates, working hours, other conditions of employment and orderly settlement of labor disputes. Generally, labor relations have been maintained in a normal and satisfactory manner, and management believes that the Company’s employee relations are good.

Item 2.     Properties.

      Starwood is one of the largest hotel and leisure companies in the world, with operations in 79 countries. Starwood considers its hotels and resorts, including vacation ownership resorts (together “Resorts”), generally to be premier establishments with respect to desirability of location, size, facilities, physical condition, quality and variety of services offered in the markets in which they are located. Although obsolescence arising from age and condition of facilities can adversely affect the Company’s Resorts, Starwood and third-party owners of managed and franchised Resorts expend substantial funds to renovate and maintain their facilities in order to remain competitive. For further information, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Capital Expenditures,” in this Joint Annual Report.

(1)	EBITDA is defined as income before interest expense, income tax expense, depreciation and amortization. Restructuring and other special items and gains and losses on asset dispositions and impairments are also excluded from EBITDA as these items do not impact operating results on a recurring basis. Management considers EBITDA to be one measure of the cash flows from operations of the Company before debt service that provides a relevant basis for comparison, and EBITDA is presented to assist investors and lenders in analyzing the performance of the Company. This information should not be considered as an alternative to any measure of performance as promulgated under accounting principles generally accepted in the United States, nor should it be considered as an indicator of the overall financial performance of the Company. The Company’s calculation of EBITDA may be different from the calculation used by other companies and, therefore, comparability may be limited.

      The Company’s hotel business included 748 owned, managed or franchised hotels with approximately 227,000 rooms and its vacation ownership business included 18 vacation ownership resorts at December 31, 2002, predominantly under six brands. All brands are full-service properties that range in amenities from luxury hotels and resorts to more moderately priced hotels.

      The following table reflects the Company’s hotel and vacation ownership properties, by brand:

	Hotels		VOI

	Properties	Rooms	Properties	Rooms

St. Regis and Luxury Collection	50	9,000	—	—
Sheraton	396	134,000	7	3,000
Westin	115	47,000	4	400
W	17	5,000	—	—
Four Points	144	26,000	—	—
Independent/Other	26	6,000	7	600

Total	748	227,000	18	4,000

      St. Regis Hotels & Resorts (luxury full-service hotels and resorts) deliver the most discreet, personalized and anticipatory level of service to high-end leisure and business travelers. St. Regis hotels typically have individual design characteristics to accentuate each individual location and city. Most St. Regis hotels have spacious, luxurious rooms and suites with highly designed, residential surroundings and include a 4- or 5-Star restaurant on premises.

      The Luxury Collection (luxury full-service hotels and resorts) is a group of unique hotels and resorts offering exceptional service to an elite clientele (some of which may also be branded a St. Regis, Sheraton or Westin). The Luxury Collection includes some of the world’s most renowned and legendary hotels generally well known by the individual hotel name. These hotels are distinguished by magnificent decor, spectacular settings and impeccable service.

      Sheraton Hotels & Resorts (upscale full-service hotels and resorts) is the Company’s largest brand serving the needs of upscale business and leisure travelers worldwide. Sheraton hotels and resorts offer the entire spectrum of comfort, from full-service hotels in major cities to luxurious resorts. These hotels and resorts typically feature a wide variety of on-site business services and a full range of amenities including rooms that feature generous work spaces, allowing business travelers to stay productive on the road.

      Westin Hotels & Resorts (luxury and upscale full-service hotels and resorts) are first-class, signature hotels that typically make up an integral part of a city or region in which the hotels are located. Westin hotels and resorts are characterized by a commitment to uncompromised elegance, service and guest experience.

      W Hotels (stylish boutique full-service urban hotels) was inaugurated in December 1998 with the opening of the W New York. W hotels provide a unique hotel alternative to business travelers, combining the personality, style and distinctive flavor of an intimate hotel with the functionality, reliability and attentive service of a major business and leisure hotel. W hotels feature modern, sophisticated design with custom-made furnishings and accessories, fully wired rooms with the most advanced technology in the industry, and unique, high-quality signature restaurants and bars.

      Four Points by Sheraton (moderately priced full-service hotels) deliver extensive amenities and services such as room service, dry cleaning, fitness centers, meeting facilities and business centers to frequent business travelers at reasonable prices. These hotels provide a comfortable, well-appointed room, which typically includes a two-line telephone, a large desk for working or in-room dining, comfortable seating and full-service restaurants.

Hotel Business

      Owned, Leased and Consolidated Joint Venture Hotels. The following table summarizes REVPAR(1), average daily rates (“ADR”) and average occupancy rates on a year-to-year basis for the Company’s 155 owned, leased and consolidated joint venture hotels (excluding 8 hotels without prior year results and 5 hotels sold during 2001 and 2002) (“Same-Store Owned Hotels”) for the years ended December 31, 2002 and 2001:

	Year Ended
	December 31,

	2002	2001	Variance

Worldwide (155 hotels with approximately 53,000 rooms)
REVPAR	$95.46	$101.44	(5.9)%
ADR	$150.42	$155.77	(3.4)%
Occupancy	63.5%	65.1%	(1.6)
North America (109 hotels with approximately 40,000 rooms)
REVPAR	$94.40	$100.42	(6.0)%
ADR	$145.61	$152.39	(4.4)%
Occupancy	64.8%	65.9%	(1.1)
International (46 hotels with approximately 13,000 rooms)
REVPAR	$98.65	$104.55	(5.6)%
ADR	$166.35	$166.55	(0.1)%
Occupancy	59.3%	62.8%	(3.5)

      During the years ended December 31, 2002 and 2001, the Company invested approximately $262 million and $460 million, respectively, for capital improvements primarily at owned hotel assets and capital expenditures on technology developments. These capital expenditures included significant new growth investment for the development of the St. Regis Museum Tower in San Francisco, California. Other major expenditures during 2002 included the renovations of the Sheraton New York, the Westin Excelsior in Rome, Italy, the Westin Galleria and Oaks in Houston, Texas and The Phoenician in Scottsdale, Arizona. During 2001, the Company completed the development of the W Times Square and the conversions of the Days Inn Chicago and Midland Hotel to the W Lakeshore and W Chicago, respectively.

      Managed and Franchised Hotels. Hotel and resort properties in the United States are often owned by entities that neither manage hotels nor own a brand name. Hotel owners typically enter into management contracts with hotel management companies to operate their hotels. When a management company does not offer a brand affiliation, the hotel owner often chooses to pay separate franchise fees to secure the benefits of brand marketing, centralized reservations and other centralized administrative functions, particularly in the sales and marketing area. Management believes that companies, such as Starwood, that offer both hotel management services and well-established worldwide brand names appeal to hotel owners by providing the full range of management and marketing services.

      Managed Hotels Starwood manages hotels worldwide, usually under a long-term agreement with the hotel owner (including entities in which Starwood has a minority equity interest). The Company’s responsibilities under hotel management contracts typically include hiring, training and supervising the managers and employees that operate these facilities. For additional fees, Starwood provides reservation services and coordinates national advertising and certain marketing and promotional services. Starwood prepares and implements annual budgets for the hotels it manages and is responsible for allocating property-owner funds for periodic maintenance and repair of buildings and furnishings. In addition to the Company’s owned and leased hotels, at December 31, 2002, Starwood managed an additional 277 hotels with approximately 94,000 rooms worldwide.

(1)	REVPAR is calculated by dividing rooms revenue, which is derived from rooms and suites rented or leased, by total room nights available for a given period. REVPAR may not be comparable to similarly titled measures such as revenues.

      Management contracts typically provide for base fees tied to gross revenue and incentive fees tied to profits as well as fees for other services, including centralized reservations, sales and marketing, public relations and national and international media advertising. In the Company’s experience, owners seek hotel managers that can provide attractively priced base, incentive, marketing and franchise fees combined with demonstrated sales and marketing expertise and operations-focused management designed to enhance profitability. Some of the Company’s management contracts permit the hotel owner to terminate the agreement when the hotel is sold or otherwise transferred to a third party, as well as if Starwood fails to meet established performance criteria. In addition, many hotel owners seek equity, debt or other investments from Starwood to help finance hotel renovations or conversion to a Starwood brand so as to align the interests of the owner and the Company. The Company’s ability or willingness to make such investments may determine, in part, whether Starwood will be offered, will accept, or will retain a particular management contract. In 2002, the Company made numerous investments in management contracts, the most significant of which was a $25 million equity investment in the Westin Savannah Harbor resort in Savannah, Georgia. During 2002, the Company signed management agreements for 23 hotels with approximately 7,000 rooms.

      Brand Franchising Starwood franchises its Sheraton, Westin, Four Points by Sheraton and Luxury Collection brand names and generally derives licensing and other fees from franchisees based on a fixed percentage of the franchised hotel’s room revenue, as well as fees for other services, including centralized reservations, sales and marketing, public relations and national and international media advertising. In addition, a franchisee may also purchase hotel supplies, including brand-specific products, from certain Starwood-approved vendors. Starwood approves certain plans for, and the location of, franchised hotels and reviews their design. At December 31, 2002, there were 308 franchised properties with approximately 77,000 rooms operating under the Sheraton, Westin, Four Points by Sheraton and Luxury Collection brands. During 2002, the Company signed franchise agreements with 10 hotels with approximately 3,000 rooms.

Vacation Ownership Business

      The Company develops, owns and operates vacation ownership resorts, markets and sells the VOIs in the resorts and, in many cases, provides financing to customers who purchase such ownership interests. Owners of VOIs can trade their interval for intervals at other Starwood vacation ownership resorts or for intervals at certain vacation ownership resorts not otherwise sponsored by Starwood through an exchange company. From time to time, the Company securitizes or sells the receivables generated from its sales of VOIs as a form of a financing vehicle.

      At December 31, 2002, the Company had 18 vacation ownership resorts in its portfolio with 11 actively selling VOIs, one under construction, one expected to start construction shortly and five that had sold all existing inventory. During the year ended December 31, 2002, the Company invested approximately $96 million for capital expenditures, including VOI construction, at Westin Mission Hills Resort Villas in Rancho Mirage, California and Westin Ka’anapali Ocean Resort Villa in Maui, Hawaii, as well as the acquisition of 18.5 acres of zone 1 land for a new Westin vacation ownership development in Princeville, Hawaii. During 2001, the Company invested $66 million in vacation ownership capital expenditures, including VOI construction, primarily related to the VOI construction at the Mission Hills and Maui resorts noted above, as well as VOI construction at Sheraton’s Mountain Vista in Avon, Colorado.

Item 3.     Legal Proceedings.

      Incorporated by reference to the description of legal proceedings in Note 19, “Commitments and Contingencies,” in the notes to financial statements set forth in Part II, Item 8, “Financial Statements and Supplementary Data.”

Item 4.     Submission of Matters to a Vote of Security Holders.

      Not applicable.

Executive Officers of the Registrants

      See Part III, Item 10, of this Joint Annual Report for information regarding the executive officers of the Registrants, which information is incorporated herein by reference.

PART II

Item 5.     Market for Registrants’ Common Equity and Related Stockholder Matters.

Market Information

      The Shares are traded on the New York Stock Exchange (the “NYSE”) under the symbol “HOT.” The Class A Shares are all currently held by the Corporation and have never been traded.

      The following table sets forth, for the fiscal periods indicated, the high and low sale prices per Share on the NYSE Composite Tape.

	High	Low

2002
Fourth quarter	$26.01	$19.00
Third quarter	$33.50	$21.50
Second quarter	$39.94	$32.50
First quarter	$39.48	$29.31
2001
Fourth quarter	$30.59	$20.80
Third quarter	$37.74	$17.10
Second quarter	$40.89	$31.30
First quarter	$39.55	$31.75

Holders

      As of February 26, 2003, there were approximately 19,000 holders of record of Shares and one holder of record (the Corporation) of the Class A Shares.

Distributions Made/ Declared

      The following table sets forth the frequency and amount of distributions made by the Trust to holders of Shares for the years ended December 31, 2002 and 2001:

	Distributions
	Made

2002
Annual distribution	$0.84	(a)
2001
Fourth quarter	$0.20	(a)
Third quarter	$0.20
Second quarter	$0.20
First quarter	$0.20

(a)	The Company switched from a quarterly distribution to an annual distribution in 2002 and the Trust declared distributions in the fourth quarter of 2002 and 2001 to shareholders of record on December 31, 2002 and 2001, respectively. The distributions were paid in January 2003 and 2002, respectively.

     The Corporation has not paid any cash dividends since its organization and does not anticipate that it will make any such dividends in the foreseeable future.

      As a consequence of the Reorganization, holders of Class B Shares are entitled, subject to certain conditions, to receive a non-cumulative annual distribution, which was set at an initial rate of $0.60 per Share for 1999, to the extent the distribution is authorized by the Board of Trustees of the Trust. The distribution was increased to an annual rate of $0.80 in 2001. In the beginning of 2002, the Company shifted from paying a quarterly distribution to holders of Shares to paying an annual distribution (and intends to continue its distributions on an annual basis for 2003). For 2002, the Trust paid a distribution of $0.84 per Share. Unless distributions for the then current distribution period have been paid on the Class B Shares, the Trust is not permitted to pay a distribution on the Class A Shares (except in certain circumstances). We anticipate that the 2003 distributions will be held constant at $0.84 per Share. The final determination of the amount of the distribution will be subject to economic and financial consideration, as well as approval by the Board of Trustees of the Trust.

Conversion of Securities; Sale of Unregistered Securities

      During 2002, approximately 4,000 shares of Class B Exchangeable Preferred Shares (“Class B EPS”) were exchanged by certain stockholders for an equal number of shares of Class A Exchangeable Preferred Shares (“Class A EPS”). Additionally, approximately 60,000 shares of Class A EPS were exchanged for an equal number of Shares. Through January 31, 2003, in accordance with the terms of the Class B EPS, which allow the shareholders to put these units back to the Company at $38.50 beginning on the fifth anniversary of the Westin acquisition, 422,753 units of Class B EPS were put back to the Company for approximately $16 million. Mr. Sternlicht held, individually and through various family trusts, an aggregate of 240,391 Class B EPS and limited partnership units of the Realty Partnership and Operating Partnership convertible to Class B EPS on a one-to-one basis. On January 2, 2003, Mr. Sternlicht redeemed all of these Class B EPS for $38.50 per Share.

      During 2002, the Company exchanged approximately 126,000 limited partnership units of the Realty Partnership and the Operating Partnership held by third parties for Shares on a one-for-one basis.

Item 6.     Selected Financial Data.

      The following financial and operating data should be read in conjunction with the information set forth under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements of the Company and related notes thereto appearing elsewhere in this Joint Annual Report and incorporated herein by reference. The historical information represents the historical results of Sheraton Holding up to the date of the ITT Merger, because the ITT Merger was treated as a reverse purchase for accounting purposes. This income statement and operating data excludes the results of the discontinued lines of business, which include the Company’s gaming operations, ITT Educational Services, Inc. (“Educational Services”) and ITT World Directories (“WD”), all of which were substantially disposed of in 1999 and 1998.

	Year Ended December 31,

	2002	2001	2000	1999	1998

	(In millions, except per Share data)
Income Statement Data
Revenues(a)	$3,879	$3,967	$4,345	$3,829	$3,281
Operating income	$587	$615	$1,028	$841	$537
Income (loss) from continuing operations	$246	$145	$398	$(670)	$220
Diluted earnings (loss) per Share from continuing operations	$1.20	$0.70	$1.95	$(3.58)	$1.05
Operating Data
Cash from continuing operations	$703	$755	$811	$533	$32
Cash from (used for) investing activities	$(286)	$(621)	$(659)	$3,172	$2,340
Cash used for financing activities	$(427)	$(162)	$(417)	$(3,335)	$(2,056)
Aggregate cash distributions paid	$40	$156	$134	$116	$324	(b)
Cash distributions declared per Share	$0.84	$0.80	$0.69	$0.60	$1.71

(a)	Excluding other revenues from managed and franchised properties.

(b)	Excludes approximately $3.0 billion of consideration paid to Sheraton Holding stockholders in connection with the ITT Merger.

	At December 31,

	2002	2001	2000	1999	1998

	(In millions)
Balance Sheet Data
Total assets	$12,259	$12,461	$12,697	$12,940	$13,417
Long-term debt, net of current maturities and including exchangeable units and Class B preferred shares	$4,500	$5,301	$5,090	$4,799	$5,981

      The following table presents systemwide revenues and a reconciliation of operating income to EBITDA (in millions):

	Year Ended December 31,

	2002	2001	2000

Systemwide revenues(1)	$8,075	$8,150	$8,901

Operating income	$587	$615	$1,028
Depreciation(2)	499	460	418
Amortization	20	93	90
Interest expense of unconsolidated joint ventures	16	25	18
Interest income	2	11	19
Restructuring and other special charges	(7)	50	—
Argentina foreign exchange gain	(30)	(24)	—
Costs associated with construction remediation	8	—	—

EBITDA(3)	$1,095	$1,230	$1,573

(1)	Systemwide revenues include gross operating revenues generated by owned, leased, consolidated joint venture and managed hotels.

(2)	Includes the Company’s share of depreciation expense of unconsolidated joint ventures.

(3)	EBITDA is defined as income before interest expense, income tax expense, depreciation and amortization. Restructuring and other special items and gains and losses on asset dispositions and impairments are also excluded from EBITDA as these items do not impact operating results on a recurring basis. Management considers EBITDA to be one measure of the cash flows from operations of the Company before debt service that provides a relevant basis for comparison, and EBITDA is presented to assist investors and lenders in analyzing the performance of the Company. This information should not be considered as an alternative to any measure of performance as promulgated under accounting principles generally accepted in the United States, nor should it be considered as an indicator of the overall financial performance of the Company. The Company’s calculation of EBITDA may be different from the calculation used by other companies and, therefore, comparability may be limited.

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS

      Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) discusses the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and costs and expenses during the reporting periods. On an ongoing basis, management evaluates its estimates and judgments, including those relating to revenue recognition, bad debts, inventories, investments, plant, property and equipment, goodwill and intangible assets, income taxes, financing operations, frequent guest program liability, self-insurance claims payable, restructuring costs, retirement benefits and contingencies and litigation.

      Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily available from other sources. Actual results may differ from these estimates under different assumptions and conditions.

      The Company believes the following to be its critical accounting policies:

      Revenue Recognition. The Company’s revenues are primarily derived from the following sources: (1) hotel and resort revenues at the Company’s owned, leased and consolidated joint venture properties; (2) management and franchise fees; (3) vacation ownership revenues; and (4) other revenues which are ancillary to the Company’s operations. Generally, revenues are recognized when the services have been rendered. The following is a description of the composition of revenues for the Company:

•	Owned, Leased and Consolidated Joint Ventures — Represents revenue primarily derived from hotel operations, including the rental of rooms and food and beverage sales, from a worldwide network of owned, leased or consolidated joint venture hotels and resorts operated primarily under the Company’s proprietary brand names including St. Regis, The Luxury Collection, Sheraton, Westin, W and Four Points by Sheraton. Revenue is recognized when rooms are occupied and services have been rendered.

•	Management and Franchise Fees — Represents fees earned on hotels managed worldwide, usually under long-term contracts with the hotel owner, and franchise fees received in connection with the franchise of the Company’s Sheraton, Westin, Four Points by Sheraton and Luxury Collection brand names. Management fees are comprised of a base fee, which is generally based on a percentage of gross revenues, and an incentive fee, which is generally based on the property’s profitability. Base fee revenues are recognized when earned in accordance with the terms of the contract. For any time during the year, incentive fees are recognized for the fees due and earned as if the contract was terminated at that date, exclusive of any termination fees due or payable. Franchise fees are generally based on a percentage of hotel room revenues and are recognized in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 45, “Accounting for Franchise Fee Revenue,” as the fees are earned and become due from the franchisee. Management and franchise fees are recognized in other hotel and leisure revenues in the consolidated statements of income.

•	Vacation Ownership — The Company recognizes revenue from VOI sales in accordance with SFAS No. 66, “Accounting for Sales of Real Estate.” The Company recognizes sales when a minimum of 10% of the purchase price for the VOI has been received in cash, the period of cancellation with refund has expired and receivables are deemed collectible. For sales that do not qualify for full revenue recognition as the project has progressed beyond the preliminary stages but has not yet reached completion, all revenue and profit are initially deferred and recognized in earnings through the percentage-of-completion method. Vacation ownership revenues are recognized in other hotel and leisure revenues in the consolidated statements of income. From time to time, the Company may also securitize or sell its VOI receivables. These securitizations are accounted for as sales transactions under the guidance of SFAS No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities — replacement of FASB Statement No. 125”. See Note 5 for additional discussion.

      Frequent Guest Program. SPG is the Company’s frequent guest incentive marketing program. SPG members earn points based on their spending at the Company’s properties and, to a lesser degree, through participation in affiliated partners’ programs, such as those offered by airlines. Points can be redeemed at most Company owned, leased, managed and franchised properties.

      SPG is provided as a marketing program to the Company’s properties, including as incentives to first time buyers of VOIs. The cost of operating the program, including the estimated cost of award redemption, is charged to properties based on members’ qualifying expenditures. Revenue is recognized by participating hotels and resorts when points are redeemed for hotel stays.

      The Company, through the services of third-party actuarial analysts, determines the fair value of the future redemption obligation based on statistical formulas which project the timing of future point redemption based on historical experience, including an estimate of the “breakage” for points that will never be redeemed, and an estimate of the points that will eventually be redeemed. These factors determine the required liability for outstanding points. The Company’s management and franchise agreements require that the Company be reimbursed currently for the costs of operating the program, including marketing, promotion, communications with, and performing member services for the SPG members. Actual expenditures for SPG may differ from the actuarially determined liability.

      The liability for the SPG program is included in other long-term liabilities and accrued expenses in the accompanying consolidated balance sheets. The total actuarially determined liability as of December 31, 2002 and 2001 is $175 million and $159 million, respectively.

      Asset Valuations. The Company continually evaluates the carrying value of its assets for impairment. Asset impairment analysis is conducted on the following classes of assets: (1) long lived assets; (2) investments; and (3) goodwill and intangible assets.

•	Long Lived Assets — The expected undiscounted future cash flows of the assets are compared to the net book value of the assets. If the expected undiscounted future cash flows are less than the net book value of the assets, the excess of the net book value over the estimated fair value is charged to current earnings. Fair value is based upon discounted cash flows of the assets at a rate deemed reasonable for the type of asset and prevailing market conditions, appraisals and, if appropriate, current estimated net sales proceeds from pending offers. The Company evaluates the carrying value of its long-lived assets based on its plans, at the time, for such assets. Changes to the Company’s plans, including a decision to dispose of an asset, can have a material impact on the carrying value of the asset, the Company’s financial position and the Company’s results from operations.

•	Investments — The Company also assesses the carrying value of its long-term investments. The fair market value of investments is based on the market prices for the last day of the accounting period if the investment trades on quoted exchanges. For non-traded investments, fair value is estimated based on the underlying value of the investment, which is dependent on the performance of the companies or ventures in which the Company has invested, as well as the volatility inherent in external markets for these types of investments.

        In assessing potential impairment for these investments, the Company will consider these factors as well as forecasted financial performance of its investees. If these forecasts are not met, the Company may have to record impairment charges. Thus, fair value of investments, which is based on market prices or the value of the underlying collateral, exceeds the carrying value of investments at December 31, 2002 and 2001.

•	Goodwill and Intangible Assets — Goodwill and intangible assets arise in connection with acquisitions, including the acquisition of management contracts. The Company has ceased amortizing goodwill in connection with the adoption of SFAS No. 142 “Goodwill and Other Intangible Assets”. Intangible assets with finite lives continue to amortize on a straight-line basis over their respective useful lives. The Company reviews all goodwill and intangible assets with indefinite lives for impairment by comparisons of fair value to net book value annually, or upon the occurrence of a trigger event. Impairments, excluding those in the year of adoption, are recognized in operating results. Intangibles with finite lives are assessed for impairment on a basis consistent with the analysis conducted for long-lived assets described above.

      Beneficial and Retained Interests. The Company periodically sells notes receivable originated by its vacation ownership business in connection with the sale of VOIs. The Company retains interests in the assets transferred to qualified and non-qualified special purpose entities which are accounted for as over-collateralizations and interest only strips (“Beneficial or Retained Interests”). These Beneficial or Retained Interests are treated as “trading” for transactions prior to 2002 and “available-for-sale” for transactions thereafter under the provisions of SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities.” The Company reports changes in the fair values of these Beneficial or Retained Interests through the accompanying consolidated statements of income for trading securities and through the accompanying consolidated statements of comprehensive income for available-for-sale securities. The Company had Beneficial and Retained Interests of $47 million and $31 million at December 31, 2002 and 2001, respectively.

      Legal Contingencies. The Company is subject to various legal proceedings and claims, the outcomes of which are subject to significant uncertainty. SFAS No. 5, “Accounting for Contingencies,” requires that an estimated loss from a loss contingency should be accrued by a charge to income if it is probable that an asset has been impaired or a liability has been incurred and the amount of the loss can be reasonably estimated. Disclosure of a contingency is required if there is at least a reasonable possibility that a significant loss has been incurred. The Company evaluates, among other factors, the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of loss. Changes in these factors could materially impact the Company’s financial position or its results of operations.

      Income Taxes. SFAS No. 109, “Accounting for Income Taxes,” establishes financial accounting and reporting standards for the effect of income taxes. The objectives of accounting for income taxes are to recognize the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in an entity’s financial statements or tax returns. Judgment is required in assessing the future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. Fluctuations in the actual outcome of these future tax consequences could materially impact the Company’s financial position or its results of operations.

      The following discussion presents an analysis of results of our operations for the years ended December 31, 2002, 2001 and 2000.

Year Ended December 31, 2002 Compared with Year Ended December 31, 2001

Continuing Operations

      The Company’s operating results for the year ended December 31, 2002 were significantly impacted by the weakened worldwide economic environment, which has resulted in a dramatic slowdown in business and transient travel. The decrease in business transient demand, when compared to the same period of 2001, had an adverse impact on the Company’s majority owned hotels, many of which are located in major urban markets.

      Revenues. Total revenues, excluding other revenues from managed and franchised properties (“Total Revenues”), decreased 2.2% from $3.967 billion to $3.879 billion for the year ended December 31, 2002 when compared to the corresponding period in 2001. The decrease in Total Revenues reflects a 3.3% decrease in revenues from the Company’s owned, leased and consolidated joint venture hotels to $3.232 billion for the year ended December 31, 2002 when compared to $3.343 billion in the corresponding period of 2001 partially offset by a 3.7% increase in other hotel and leisure revenues to $647 million for the year ended December 31, 2002 when compared to $624 million in the corresponding period of 2001.

      The decrease in revenues from owned, leased and consolidated joint venture hotels is due primarily to decreased revenues at the Company’s Same-Store Owned Hotels offset in part by revenues generated by the W Times Square, which opened in late December 2001, the Westin Dublin, which opened in September 2001, the W Lakeshore Drive in Chicago, Illinois which reopened in October 2001 after a significant renovation and repositioning, and the Sheraton Centre Toronto in Toronto, Canada of which the Company acquired the remaining 50% not previously owned in April 2001. Revenues at the Company’s Same-Store Owned Hotels decreased 6.0% to $3.013 billion for the year ended December 31, 2002 when compared to the same period of 2001 due primarily to a decrease in REVPAR. REVPAR at the Company’s Same-Store Owned Hotels decreased 5.9% to $95.46 for the year ended December 31, 2002 when compared to the corresponding 2001 period. The decrease in REVPAR at these Same-Store Owned Hotels was attributed to a decrease in occupancy to 63.5% in the year ended December 31, 2002 when compared to 65.1% in the same period of 2001 and a decrease in ADR at these Same-Store Owned Hotels. ADR decreased 3.4% to $150.42 for the year ended December 31, 2002 compared to $155.77 for the corresponding 2001 period. REVPAR at Same-Store Owned Hotels in North America decreased 6.0% for the year ended December 31, 2002 when compared to the same period of 2001. As discussed above, the decrease in REVPAR and revenues from owned, leased and consolidated joint venture hotels in North America was primarily due to the decline in business transient demand as a result of the weakened global economies. REVPAR at the Company’s international Same-Store Owned Hotels, which decreased by 5.6% for the year ended December 31, 2002 when compared to the same period of 2001, was also impacted by weakened global economies, the unfavorable effect of foreign currency translation and adverse political and economic conditions. REVPAR for Same-Store Owned Hotels in Europe decreased 0.3%, in Latin America decreased 22.7% and in Asia Pacific increased 6.8% when compared to 2001.

      The increase in other hotel and leisure revenues, for the year ended December 31, 2002 when compared to the same period in 2001, resulted from the increase in VOI sales of 14.0% to $276 million in 2002 compared to $242 million in 2001. Contract sales of VOI inventory increased 16.8% in the year ended December 31, 2002 when compared to the same period in 2001, primarily as a result of sales at the Westin Mission Hills Resort Villas in Rancho Mirage, California and the Westin Ka’anapali Ocean Resort Villas in Maui, Hawaii. These increases were partially offset by lower management fees, primarily due to reduced incentive management fees, and decreased equity earnings from joint ventures, as a result of the previously discussed weakened global economies and the construction remediation costs at an unconsolidated joint venture property. Other hotel and leisure revenues also include $16 million and $12 million, respectively, primarily related to gains from the sale of $133 million and $226 million of vacation ownership receivables during the years ended December 31, 2002 and 2001, respectively. Included in the $226 million of VOI receivable sales in 2001 are $145 million of VOI receivables which were repurchased from existing securitizations.

      Other revenues and expenses from managed and franchised properties were $780 million and $740 million for 2002 and 2001, respectively. These revenues represent reimbursements of costs incurred on behalf of managed hotel properties and franchisees. These costs relate primarily to payroll costs at managed properties where the Company is the employer. Since the reimbursements are made based upon the costs incurred with no added margin, these revenues and corresponding expenses have no effect on the Company’s operating income, net income or profit margins.

      EBITDA. Total Company EBITDA (which excludes $7 million of restructuring and other special credits, $30 million of foreign exchange gains related to the devaluation of the Argentine Peso and $8 million of construction remediation charges in 2002 and $50 million of restructuring and other special charges and $24 million of foreign exchange gains related to the devaluation of the Argentine Peso in 2001) decreased 11.0% or $135 million to $1.095 billion for the year ended December 31, 2002 when compared to 2001, primarily due to EBITDA declines at the Company’s owned, leased and consolidated joint venture hotels. EBITDA for the Company’s owned, leased and consolidated joint venture hotels decreased $123 million or 12.6% to $855 million for the year ended December 31, 2002 when compared to the corresponding period in

2001. This decrease was primarily due to a $139 million or 14.5% decrease in EBITDA at the Company’s Same-Store Owned Hotels to $819 million resulting primarily from the weakened global economies as discussed earlier. The decrease in EBITDA at these hotels was due primarily to the $111 million decrease in EBITDA over the same period in 2001 at the Company’s Same-Store Owned Hotels in North America, as well as the effects of the devaluation of the Argentine Peso and other South American currencies. The declines in our hotel segment were partially offset by a $29 million increase in EBITDA for the vacation ownership segment, primarily related to the contract sales growth noted above.

      Selling, General, Administrative and Other. Selling, general, administrative and other expenses were $426 million and $411 million for the year ended December 31, 2002 and 2001, respectively. The increase in selling, general, administrative and other expenses is due to the inclusion, in the year ended December 31, 2001, of a $14 million pretax gain resulting from the termination of a pension plan, compared to a $3 million pretax gain in 2002 offset by the net $30 million and $24 million of foreign exchange gain resulting from the devaluation of the Argentine Peso, included in the years ended December 31, 2002 and 2001, respectively.

      Restructuring and Other Special Charges (Credits). During the year ended December 31, 2002, the Company reversed $7 million of previously recorded restructuring and other special charges primarily related to adjustments to the severance liability established in connection with the cost containment efforts after the September 11 Attacks, sales of its investments in certain e-business ventures previously deemed impaired and the collection of receivables which were previously deemed uncollectible.

      Due to the September 11 Attacks and the weakening of the U.S. economy, in the third and fourth quarters of 2001, the Company implemented a cost reduction plan and conducted a comprehensive review of the carrying value of certain assets for potential impairment, resulting in 2001 restructuring charges of $15 million and noncash other special charges aggregating approximately $36 million. The restructuring charges were primarily for severance costs incurred as part of the cost reduction plan. The other special charges consisted primarily of employee retention costs associated with the accelerated vesting of 50% of restricted stock awards granted in February 2001 (approximately $11 million); bad debt expense associated with receivables no longer deemed collectible (approximately $17 million); impairments of certain investments and other assets (approximately $5 million); and abandoned pursuit projects (approximately $3 million).

      In addition, in early 2001, the Company wrote down its investments in various e-business ventures by approximately $19 million based on the market conditions for the technology sector at the time and management’s assessment that the impairment of these investments was other-than-temporary. This special charge was offset by the reversal of a $20 million restructuring charge taken in 1998 relating to a note receivable, which previously had been written down due to non-performance.

      Depreciation and Amortization. Depreciation expense increased to $476 million in the year ended December 31, 2002 compared to $433 million in the corresponding period of 2001. The increase was due to additional depreciation resulting from capital expenditures at the Company’s owned, leased and consolidated joint venture hotels including the opening of the W Times Square in December 2001 and the Westin Dublin in September 2001, as well as costs to reposition the W Lakeshore and the W Midland hotels in Chicago and capital expenditures on technology development. Amortization expense decreased to $20 million in the year ended December 31, 2002 compared to $93 million in the corresponding period of 2001. The decrease in the amortization expense was primarily attributable to the implementation of SFAS No. 142, “Goodwill and Other Intangible Assets,” which resulted in a $75 million pretax reduction in amortization expense.

      Net Interest Expense. Interest expense for the years ended December 31, 2002 and 2001, which is net of interest income of $2 million and $11 million, respectively, decreased to $338 million from $367 million. Excluding $30 million and $9 million related to the early extinguishment of debt for 2002 and 2001, respectively, and an $11 million reversal of accrued interest on tax liabilities that have now been settled in 2002, net interest expense decreased $39 million from the comparable period of the prior year. This decrease was due primarily to lower interest rates compared to 2001 and the impact of certain financing transactions during the past two years. The Company’s weighted average interest rate was 5.64% at December 31, 2002 versus 5.10% at December 31, 2001.

      Gain (loss) on Asset Dispositions and Impairments, Net. During 2002, the Company sold its investment in Interval International, for a gain of $6 million. This gain is offset primarily by a net loss on the disposition of two hotels. In 2001, due to the September 11 Attacks and the weakening of the U.S. economy, the Company conducted a comprehensive review of the carrying value of certain assets for potential impairment. As a result, the Company recorded a net charge relating primarily to the impairment of certain investments totaling $57 million.

      Income Tax Expense. The effective income tax rate for the year ended December 31, 2002, excluding special items, decreased to 15.2% compared to 26.6% in the corresponding period in 2001. Including the $32 million net tax benefit on special items primarily related to approximately $39 million of various adjustments to federal and state tax liabilities resulting from the successful settlement of tax matters dating back to 1993, the Company’s effective tax rate was 1.6% for the year ended December 31, 2002 and 23.2% for the year ended December 31, 2001. The Company’s effective income tax rate is determined by the level and composition of pretax income subject to varying foreign, state and local taxes and other items. The tax rate for the year ended December 31, 2002 is significantly lower than the prior year due to the combination of lower pretax income, the distribution of $0.84 per share and the cessation of amortization of goodwill (as discussed above), which was not deductible for tax purposes.

Discontinued Operations

      During 2002, the Company recorded an after tax gain of $109 million from discontinued operations primarily related to the issuance of new Internal Revenue Service (“IRS”) regulations in early 2002, which allowed the Company to recognize a $79 million tax benefit from a tax loss on the 1999 sale of Caesars World, Inc. The tax loss was previously disallowed under the old regulations. In addition, the Company recorded a $25 million gain resulting from an adjustment to the Company’s tax basis in ITT World Directories, a subsidiary which was disposed of in early 1998 through a tax deferred reorganization. The increase in the tax basis has the effect of reducing the deferred tax charge recorded on the disposition in 1998. This gain also included the reversal of $5 million (after tax) of liabilities set up in conjunction with the sale of the gaming segment that are no longer required as the related contingencies have been resolved.

Year Ended December 31, 2001 Compared with Year Ended December 31, 2000

Continuing Operations

      The Company’s operating results for 2001 were dramatically impacted by the continued weakening of the general global economy and, in particular, the U.S. economy which was exacerbated by the September 11 Attacks, leading to an unprecedented decline in industry-wide demand in the U.S. and internationally. The initial closing of all airports in the United States and the significant decline in business and leisure travel following the September 11 Attacks resulted in significant decreases in revenues and earnings for September and the fourth quarter of 2001 when compared to the same periods in 2000. Immediately following the September 11 Attacks, the Company began developing operating plans commensurate with the reduced demand levels and began implementing cost reduction plans at all owned and managed hotels worldwide as well as corporate and division offices.

      Revenues. Total Revenues decreased 8.7% from $4.345 billion to $3.967 billion for the year ended December 31, 2001 when compared to the corresponding period in 2000. The decrease in Total Revenues reflects an 8.6% decrease in revenues from the Company’s owned, leased and consolidated joint venture hotels to $3.343 billion for the year ended December 31, 2001 when compared to $3.659 billion in the corresponding period of 2000 and a slight decrease in other hotel and leisure revenues to $624 million for the year ended December 31, 2001 when compared to $686 million in the corresponding periods of 2000 due primarily to a decline in management and franchise fees, offset by a slight increase in revenues from the sale of VOIs.

      The decrease in revenues from owned, leased and consolidated joint venture hotels is due primarily to decreased revenues at the Company’s hotels owned during both periods (“Comparable Owned Hotels”) (157 hotels for the year ended December 31, 2001, excluding 10 hotels sold and 8 hotels without comparable results during 2000 and 2001). Revenues at the Company’s Comparable Owned Hotels decreased 10.8% to

$3.211 billion for the year ended December 31, 2001 when compared to the same period of 2000 due primarily to a decrease in REVPAR. REVPAR at the Company’s Comparable Owned Hotels decreased 11.3% to $101.98 for the year ended December 31, 2001 when compared to the corresponding 2000 period. The decrease in REVPAR at these 155 Comparable Owned Hotels was attributed to a decrease in occupancy to 65.1% from 71.2% in the year ended December 31, 2001 when compared to the same period of 2000. ADR decreased slightly to $156.73 for the year ended December 31, 2001 when compared to $161.59 in the corresponding 2000 period. REVPAR at Comparable Owned Hotels in North America decreased 11.9% for the year ended December 31, 2001 when compared to the same period of 2000 due to the weakening of the U.S. economy which was exacerbated by the September 11 Attacks, resulting in an unprecedented decline in industry-wide demand, particularly in New York City, where the Company has seven owned hotels with a total of approximately 3,900 rooms. REVPAR at the Company’s international Comparable Owned Hotels, which decreased by 9.6% for the year ended December 31, 2001 when compared to the same period of 2000, was also impacted by the September 11 Attacks as international travel from the U.S. declined dramatically. The unfavorable effect of foreign currency translation and adverse political and economic conditions, primarily in countries like Argentina and Australia, also contributed to these declines in REVPAR. REVPAR for Comparable Owned Hotels in Europe, the Company’s largest international presence, decreased 1.0% excluding the unfavorable effect of foreign currency translation.

      The decrease in other hotel and leisure revenue for the year ended December 31, 2001, when compared to the same period in 2000, resulted from lower management fees, primarily due to reduced incentive management fees, decreased equity earnings from joint ventures as a result of the previously discussed weakened global economies, offset by an increase in VOI volume sales of 3.5%, to $242 million in 2001 compared to $234 million in 2000. Other hotel and leisure revenues also include $12 million and $14 million for the years ended December 31, 2001 and 2000, respectively, primarily related to gains from the sale of VOI receivables.

      Other revenues and expenses from managed and franchised properties were $740 million and $695 million for 2001 and 2000, respectively. These revenues represent reimbursements of costs incurred on behalf of managed hotel properties and franchisees. These costs relate primarily to payroll costs at managed properties where the Company is the employer. Since the reimbursements are made based upon the costs incurred with no added margin, these revenues and corresponding expenses have no effect on the Company’s operating income, net income or profit margins.

      EBITDA. Total Company EBITDA (which excludes $50 million in restructuring and other special charges and $24 million of foreign exchange gains related to the devaluation of the Argentine Peso in 2001) decreased $343 million to $1.230 billion as of December 31, 2001, primarily due to EBITDA declines at the Company’s owned, leased and consolidated joint venture hotels. EBITDA for the Company’s owned, leased and consolidated joint venture hotels decreased $248 million to $978 million for the year ended December 31, 2001 when compared to the corresponding period in 2000. This decrease was primarily due to a $255 million or 21.0% decrease in EBITDA at the Company’s Comparable Owned Hotels, with North America accounting for most of this decline, ($209 million decrease over the same period in 2000) resulting primarily from the weakening U.S. economy and the September 11 Attacks. As mentioned above, the Company’s significant presence in New York contributed to the decline as EBITDA at seven owned hotels in this city decreased $73 million in 2001 when compared to 2000. The sale of nine hotels during 2000 and early 2001 and the effective closure of two hotels in Chicago which were being converted to W hotels also contributed to the decline in EBITDA. EBITDA was also impacted by a $29 million decrease in the vacation ownership segment.

      Selling, General, Administrative and Other. Selling, general, administrative and other expenses were $411 million and $403 million for the years ended December 31, 2001 and 2000, respectively. The increase in selling, general, administrative and other expenses was due primarily to increased expenses associated with SVO in connection with increased sales, offset by a $24 million foreign exchange gain as a result of the devaluation of the Argentinean Peso and reduced corporate overhead, including a $14 million pretax gain resulting from the termination of a pension plan for 2001.

      Restructuring and Other Special Charges (Credits). During the year ended December 31, 2001, the Company recorded $50 million in restructuring and other special charges related primarily to the September 11 Attacks and the resulting decline in industry-wide demand.

      Due to the September 11 Attacks and the weakening of the U.S. economy, in the third and fourth quarter of 2001, the Company implemented a cost reduction plan and conducted a comprehensive review of the carrying value of certain assets for potential impairment, resulting in 2001 restructuring charges of $15 million and noncash other special charges aggregating approximately $36 million. The restructuring charges were primarily for severance costs incurred as part of the cost reduction plan. The other special charges consisted primarily of employee retention costs associated with the accelerated vesting of 50% of restricted stock awards granted in February 2001 (approximately $11 million); bad debt expense associated with receivables no longer deemed collectible (approximately $17 million); impairments of certain investments and other assets (approximately $5 million); and abandoned pursuit projects (approximately $3 million).

      In addition, in early 2001, the Company wrote down its investments in various e-business ventures by approximately $19 million based on the market conditions for the technology sector at the time and management’s assessment that impairment of these investments, was other-than-temporary. This special charge was offset by the reversal of a $20 million bad debt restructuring charge taken in 1998 relating to a note receivable, which is now fully performing.

      Depreciation and Amortization. Depreciation and amortization expense increased to $433 million and $93 million, respectively, in the year ended December 31, 2001 compared to $391 million and $90 million, respectively, in the corresponding period of 2000. The increase in depreciation expense for the year ended December 31, 2001 was primarily attributable to the additional depreciation resulting from capital expenditures at many of the Company’s owned, leased and consolidated joint venture hotels over the past two years.

      Net Interest Expense. Interest expense for the years ended December 31, 2001 and 2000, which is net of interest income of $11 million and $19 million, respectively, and discontinued gaming operations allocations of $6 million in the year ended December 31, 2000, decreased to $367 million from $423 million. These balances also include charges of $9 and $3 million for 2001 and 2000, respectively, related to debt extinguishment costs. This decrease was due primarily to lower interest rates compared to 2000 and the impact of certain financing transactions, including the issuance of zero coupon convertible debt in May 2001. The Company’s weighted average interest rate was 5.10% at December 31, 2001 versus 7.44% at December 31, 2000.

      Gain (Loss) on Asset Dispositions and Impairments, Net. Due to the September 11 Attacks and the weakening of the U.S. economy, the Company conducted a comprehensive review of the carrying value of certain assets for potential impairment. As a result, the Company recorded a net charge relating primarily to the impairment of certain investments in the fourth quarter of 2001 totaling $57 million. In 2000, the Company recorded a net gain of $2 million related primarily to seven hotel sales.

      Income Tax Expense. The effective income tax rate for the year ended December 31, 2001 decreased to 23.2% compared to 33.0% in the corresponding period in 2000. The Company’s effective income tax rate is determined by the level and composition of pretax income subject to varying foreign, state and local taxes and other items. The decrease from prior year is due to the combination of lower pretax income in 2001 due primarily to the weakening U.S. economy and the September 11 Attacks, while maintaining the Company’s normal dividend level.

LIQUIDITY AND CAPITAL RESOURCES

Cash from Operating Activities

      Cash flow from operating activities is the principal source of cash used to fund the Company’s operating expenses, interest payments on debt, maintenance capital expenditures and distribution payments by the Trust. Despite the weakened global economies, the Company anticipates that cash flow provided by operating activities will be sufficient to service these cash requirements. In 2002, the Company shifted from a quarterly distribution to an annual distribution, declaring a distribution of $0.84 per share to shareholders of record on

December 31, 2002. The Company paid the 2002 distribution in January 2003. The Company believes that existing borrowing availability together with capacity from additional borrowings and cash from operations will be adequate to meet all funding requirements for the foreseeable future.

Cash Used for Investing Activities

      In limited cases, the Company has made loans to owners of or partners in hotel or resort ventures for which the Company has a management or franchise agreement. Loans outstanding under this program totaled $156 million at December 31, 2002. The Company evaluates these loans for impairment, and at December 31, 2002, believes these loans are collectible. Unfunded loan commitments aggregating $33 million were outstanding at December 31, 2002, of which $7 million are expected to be funded in 2003 and $15 million are expected to be funded in total. These loans typically are secured by pledges of project ownership interests and/or mortgages on the projects.

      The Company participates in programs with unaffiliated lenders in which the Company may partially guarantee loans made to facilitate third-party ownership of hotels that the Company manages or franchises. As of December 31, 2002, the Company was a guarantor for loans which could reach a maximum of $164 million relating to three projects: the St. Regis in Monarch Beach, California, which opened in mid-2001; the Westin Kierland Resort and Spa in Scottsdale, Arizona, which opened in November 2002; and the Westin in Charlotte, North Carolina, which is scheduled to open in the first quarter of 2003. In connection with the loan guarantee for the Westin Charlotte, the Company also entered into a guarantee to fund working capital shortfalls for this resort through 2005. No fundings are anticipated under this working capital guarantee. With respect to the Westin Kierland, the guarantee is joint and several with another equity partner. The Company does not anticipate any funding under these loan guarantees in 2003, as all projects are well capitalized. Furthermore, since each of these properties was funded with significant equity and subordinated debt financing, if the Company’s loan guarantees were to be called, the Company could take an equity position in these properties at values significantly below construction costs.

      Surety bonds issued on behalf of the Company as of December 31, 2002 totaled $119 million, the majority of which were required by state or local governments relating to our vacation ownership operations and by our insurers to secure large deductible insurance programs.

      Furthermore, in order to secure management and franchise contracts, the Company may provide performance guarantees to third-party owners. Most of these performance guarantees allow the Company to terminate the contract rather than fund shortfalls if certain performance levels are not met. In limited cases, the Company is obliged to fund shortfalls in performance levels. As of December 31, 2002, the Company had eight management contracts with performance guarantees with possible cash outlays of up to $74 million, $50 million of which, if required, would be funded over a period of 25 years and would be largely offset by management fees received under these contracts. Many of the performance tests are multi-year tests, are tied to the results of a competitive set of hotels, and have exclusions for force majeure and acts of war and terrorism. The Company does not anticipate any significant funding under the performance guarantees in 2003. In addition, the Company has agreed to guarantee certain performance levels at a managed property that has authorized VOI sales and marketing. The exact amount and nature of the guaranty is currently under dispute. However, the Company does not believe that any payments under this guaranty will be significant. Lastly, the Company does not anticipate losing a significant number of management or franchise contracts in 2003.

      The Company had the following contractual obligations outstanding as of December 31, 2002 (in millions):

		Due in Less
		Than 1	Due in	Due in	Due After
	Total	Year	1-3 Years	4-5 Years	5 Years

Long-term debt	$5,318	$869	$1,025	$1,332	$2,092
Capital lease obligations	1	1	—	—	—
Operating lease obligations	949	73	120	98	658
Unconditional purchase obligations(1)	165	66	78	20	1
Other long-term obligations	6	—	6	—	—

Total contractual obligations	$6,439	$1,009	$1,229	$1,450	$2,751

(1)	Included in these balances are commitments that may be satisfied by the Company’s managed and franchised properties.

     The Company had the following commercial commitments outstanding as of December 31, 2002 (in millions):

		Amount of Commitment Expiration Per Period

		Less Than			After
	Total	1 Year	1-3 Years	4-5 Years	5 Years

Standby letters of credit	$125	$122	$—	$—	$3
Hotel loan guarantees	164	55	79	—	30
Other commercial commitments	—	—	—	—	—

Total commercial commitments	$289	$177	$79	$—	$33

      The Company intends to finance the acquisition of additional hotel properties (including equity investments), hotel renovations, VOI construction, capital improvements, technology spend and other core business acquisitions and investments and provide for general corporate purposes through its credit facilities described below, through the net proceeds from dispositions and when market conditions warrant, through the issuance of additional equity or debt securities.

      The Company periodically reviews its business with a view to identifying properties or other assets that we believe either are non-core, no longer complement our business, are in markets which may not benefit us as much as other markets during an economic recovery or could be sold at significant premiums. The Company is focused on restructuring and enhancing real estate returns and monetizing investments. In the fourth quarter of 2002, the Company completed the sale of the Doubletree Minneapolis hotel for $47 million. Including this sale, the Company is targeting net proceeds of at least $500 million from domestic and/or international asset sales by the end of 2003. There can be no assurance, however, that the Company will be able to complete dispositions on commercially reasonable terms or at all.

Cash Used for Financing Activities

      In October 2002, the Company refinanced its previous Senior Credit Facility with a new four-year $1.3 billion Senior Credit Facility. The new facility is comprised of a $1.0 billion revolving facility and a $300 million term loan, each maturing in 2006, with a one-year extension option, and an initial interest rate of LIBOR + 1.625%. The proceeds of the new Senior Credit Facility were used to pay off all amounts owed under the Company’s previous Senior Credit Facility, which was due to mature in February 2003. The Company incurred approximately $1 million in charges in connection with this early extinguishment of debt.

      In September 2002, the Company terminated certain Fair Value Swaps, resulting in a $78 million cash payment to the Company. These proceeds were used to pay down the previous revolving credit facility and will result in a decrease to the interest expense on the hedged debt through its maturity in 2007. In order to retain its fixed versus floating rate debt position, the Company immediately entered into five new Fair Value Swaps on the same underlying debt as the terminated swaps.

      In April 2002, the Company sold $1.5 billion of senior notes in two tranches — $700 million principal amount of 7 3/8% senior notes due 2007 and $800 million principal amount of 7 7/8% senior notes due 2012 (the “Senior Notes Offering”). The Company used the proceeds to repay all of its senior secured notes facility and a portion of its previous Senior Credit Facility. In connection with the repayment of debt, the Company incurred charges of approximately $29 million including approximately $23 million for the early termination of interest rate swap agreements associated with repaid debt, and $6 million write-off of deferred financing costs and termination fees for the early extinguishment of debt.

      In December 2001, the Company entered into an 18-month 450 million Euro loan that automatically extended for six additional months until December 2003, as the lender group elected not to exercise its put option. The loan has an interest rate of Euribor plus 195 basis points. The proceeds of the Euro loan were drawn down in two tranches; the first 270 million Euros was drawn down in December 2001 and used to repay the previously outstanding 270 million Euro facility and the remaining 180 million Euros was drawn down in January 2002 and the proceeds were used to pay down a portion of the Company’s previous Senior Credit Facility.

      The Company maintains non-U.S.-dollar-denominated debt, which provides a hedge of the Company’s international net assets and operations but also exposes its debt balance to fluctuations in foreign currency exchange rates. During the years ended December 31, 2002 and 2001, the effect of changes in foreign currency exchange rates was a net increase in debt of approximately $135 million and a net decrease in debt of approximately $27 million, respectively. The Company’s debt balance is also affected by changes in interest rates as a result of the Company’s Fair Value Swaps. The fair market value of the Fair Value Swaps is recorded as an asset or liability and as the Fair Value Swaps are deemed to be effective, an adjustment is recorded against the corresponding debt. At December 31, 2002, the Company’s debt included an increase of approximately $75 million related to the unamortized gain on terminated fair value swaps and the fair market value of current Fair Value Swap assets. At December 31, 2001 the Company’s debt included a decrease of approximately $1 million related to Fair Value Swap liabilities.

      In May 2001, the Company sold an aggregate face amount of $816 million zero coupon convertible senior notes due 2021. The two series of notes had an initial blended yield to maturity of 2.35%. The notes are convertible, subject to certain conditions, into an aggregate 9,657,000 Shares. The Company received gross proceeds from these sales of approximately $500 million, which were used to repay a portion of its senior secured notes facility that bore interest at LIBOR plus 275 basis points. The Company incurred approximately $9 million of charges in connection with this early debt extinguishment. In May 2002, the Company repurchased all of the outstanding Series A convertible notes for $202 million in cash. Holders of Series B Notes may first put these notes to the Company in May 2004 for a purchase price of approximately $330 million.

      In addition to the $450 million Euro loan maturing in December 2003, approximately $250 million of the Sheraton Holdings public debt matures in November 2003. Based upon the current level of operations, management believes that the Company’s cash flow from operations, together with available borrowings under the Revolving Credit Facility (approximately $555 million at December 31, 2002), available borrowings from international revolving lines of credit (approximately $112 million at December 31, 2002), capacity from additional borrowings and proceeds from non-core asset sales, will be adequate to meet anticipated requirements for scheduled maturities, dividends, working capital, capital expenditures, marketing and advertising program expenditures, other discretionary investments, interest and scheduled principal payments for the foreseeable future. Starwood has a substantial amount of indebtedness and had a working capital deficiency of $1.249 billion at December 31, 2002. There can be no assurance that the Company will be able to refinance its indebtedness as it becomes due and, if so, on favorable terms, nor can there be assurance that the Company’s business will continue to generate cash flow at or above historical levels or that currently anticipated results will be achieved.

      While the Company’s senior debt is currently rated investment grade by one of the two major rating agencies, there can be no assurance the Company will be able to maintain this rating. On December 20, 2002, that rating agency placed the Company’s investment grade rating on “CreditWatch with negative implica-

tions”. In the event the senior debt is not investment grade, the Company would likely incur higher borrowing costs on future financings. At December 31, 2002, the Company’s overall Corporate Credit Rating by Standard & Poor’s was BBB– (investment grade), and the Company’s Senior Implied Issuer Rating by Moody’s was Ba1 (the highest non-investment grade rating).

      If Starwood is unable to generate sufficient cash flow from operations in the future to service the Company’s debt, the Company may be required to sell additional assets, reduce capital expenditures, refinance all or a portion of its existing debt or obtain additional financing. The Company’s ability to make scheduled principal payments, to pay interest on or to refinance the Company’s indebtedness depends on its future performance and financial results, which, to a certain extent, are subject to general conditions in or affecting the hotel and vacation ownership industries and to general economic, political, financial, competitive, legislative and regulatory factors beyond the Company’s control, including the severity and duration of the current economic downturn.

      Following is a summary of the Company’s debt portfolio as of December 31, 2002:

	Amount		Interest Rate at
	Outstanding at		December 31,	Average
	December 31, 2002(a)	Interest Terms	2002	Maturity

	(Dollars in millions)
Floating Rate Debt
Senior Credit Facility:
Term Loan	$300	LIBOR(c) +162.5	3.01%	3.0 years
Revolving Credit Facility	325	Various	4.10%	3.8 years
Euro Loan	473	Euribor(d) +195	4.81%	1.0 years
Mortgages and Other	255	Various	5.53%	2.6 years
Interest Rate Swaps	1,002		5.29%	—

Total/ Average	$2,355		4.76%	2.4 years

Fixed Rate Debt
Sheraton Holding Public Debt	$1,324 (e)		6.52%	8.2 years
Senior Notes	1,542 (e)		7.13%	7.0 years
Convertible Senior Notes — Series B	316		3.25%	1.4 years (b)
Mortgages and Other	784		7.37%	9.4 years
Interest Rate Swaps	(1,002)		7.19%	—

Total/ Average	$2,964		6.34%	7.4 years

Total Debt
Total Debt and Average Terms	$5,319		5.64%	6.2 years

(a)	Excludes approximately $355 million of the Company’s share of unconsolidated joint venture debt, all of which was non-recourse, except as noted earlier.

(b)	Maturity reflects the earliest date the debt can be put to the Company.

(c)	At December 31, 2002, LIBOR was 1.38%

(d)	At December 31, 2002, Euribor was 2.86%

(e)	Included approximately $27 million and $48 million at December 31, 2002 of fair value adjustments related to the fixed-to-floating interest rate swaps for the Sheraton Holding public debt and the Senior Notes, respectively.

     During each of the quarters of 2001, the Trust declared a distribution of $0.20 per Share. Total 2001 distributions were $156 million. In 2002, the Company shifted from a quarterly distribution to an annual distribution. A distribution of $0.84 per Share, representing a 5% increase over the aggregate 2001 distribution, was paid in January 2003 to shareholders of record as of December 31, 2002.

Stock Sales and Repurchases

      At December 31, 2002, Starwood had outstanding approximately 200 million Shares, 1 million partnership units and 2 million Class A EPS, Class B EPS and exchangeable units. Through January 31, 2003, in accordance with the terms of the Class B EPS, which allow the shareholders to put these units back to the Company at $38.50 beginning on the fifth anniversary of the Westin acquisition, 422,753 units of Class B EPS were put back to the Company for approximately $16 million. Mr. Sternlicht held, individually and through various family trusts, an aggregate of 240,391 Class B EPS and limited partnership units of the Realty Partnership and Operating Partnership convertible to Class B EPS on a one-to-one basis. On January 2, 2003, Mr. Sternlicht redeemed all of these Class B EPS for $38.50 per Share.

      In 1998, the Board of Directors of the Company approved the repurchase of up to $1 billion of Shares under a Share repurchase program (the “Share Repurchase Program”). On April 2, 2001, the Company’s Board of Directors authorized the repurchase of up to an additional $500 million of Shares under the Share Repurchase Program, subject to the terms of the previous Senior Credit Facility. Pursuant to the Share Repurchase Program, Starwood repurchased 3.2 million Shares in the open market for an aggregate cost of $96 million during 2001. No shares were repurchased during 2002. As of December 31, 2002, approximately $633 million remains available under the Share Repurchase Program.

      During 2002, approximately 4,000 shares of Class B EPS were exchanged by certain stockholders for an equal number of shares of Class A EPS. Additionally, approximately 60,000 shares of Class A EPS were exchanged for an equal number of Shares.

      During 2002, the Company exchanged approximately 126,000 limited partnership units of the Realty Partnership and the Operating Partnership held by third parties for Shares on a one-for-one basis.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk.

      In limited instances, the Company seeks to reduce earnings and cash flow volatility associated with changes in interest rates and foreign currency exchange rates by entering into financial arrangements intended to provide a hedge against a portion of the risks associated with such volatility. The Company continues to have exposure to such risks to the extent they are not hedged.

      Interest rate swap agreements are the primary instruments used to manage interest rate risk. At December 31, 2002, the Company had five outstanding long-term interest rate swap agreements under which the Company pays variable interest rates and receives fixed interest rates. At December 31, 2002, the Company also had one interest rate swap agreement under which the Company pays a fixed rate and receives a variable rate. The following table sets forth the scheduled maturities and the total fair value of the Company’s debt portfolio:

	Expected Maturity or Transaction Date							Total Fair
	At December 31,						Total at	Value at
							December 31,	December 31,
	2003	2004	2005	2006	2007	Thereafter	2002	2002

Liabilities
Fixed rate (in millions)	$273	$340	$498	$21	$769	$2,065	$3,966	$3,824
Average interest rate							6.54%
Floating rate (in millions)	$597	$70	$118	$533	$9	$26	$1,353	$1,353
Average interest rate							4.37%
Interest Rate Swaps
Variable to fixed (in millions)	$48	$—	$—	$—	$—	$—	$ 48
Pay rate							4.09%
Receive rate							ST. LIBOR
Fixed to variable (in millions)	$—	$—	$450	$—	$600	$—	$1,050
Average pay rate							LIBOR
Average receive rate							3.19%

      Foreign currency forward transactions are used by the Company to hedge exposure to foreign currency exchange rate fluctuations. The gains or losses on the forward contracts are largely offset by the gains or losses of the underlying transactions, and consequently, a sudden significant change in foreign currency exchange rates would not have a material impact on future net income or cash flows on such underlying transactions. The Company monitors its foreign currency exposure on a monthly basis to maximize the overall effectiveness of its foreign currency hedge positions. Changes in the value of forward foreign exchange contracts designated as hedges of foreign currency denominated assets and liabilities are classified in the same manner as changes in the underlying assets and liabilities. At December 31, 2002, the notional amount of the Company’s open forward foreign exchange contract protecting the value of the Company’s foreign currency denominated assets and liabilities was approximately $2 million. A hypothetical 10% change in currency exchange rates under the remaining contracts would result in an increase or decrease of approximately $240,000 to the fair value of the forward foreign exchange contract at December 31, 2002, which would be offset by an opposite effect on the related hedged position.

      The Company enters into a derivative financial arrangement only to the extent it meets the objectives described above, and the Company does not engage in such transactions for trading or speculative purposes.

      See Note 17 in the notes to financial statements filed as part of this Joint Annual Report and incorporated herein by reference for further description of derivative financial instruments.

Item 8.	Financial Statements and Supplementary Data.

      The financial statements and supplementary data required by this Item are included in Item 15 of this Joint Annual Report and are incorporated herein by reference.

Item 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

      Not applicable.

PART III

Item 10.	Directors, Trustees and Executive Officers of the Registrants.

      The Board of Directors of the Corporation and the Board of Trustees of the Trust are currently comprised of 10 members, each of whom is elected for a three-year term. The following table sets forth, for each of the members of the Board of Directors and the Board of Trustees as of the date of this Joint Annual Report, the class to which such Director or Trustee has been elected and certain other information regarding such Director or Trustee.

Name (Age)	Principal Occupation and Business Experience	Service Period

Directors and Trustees Whose Terms Expire at the 2005 Annual Meeting
Charlene Barshefsky (52)	Senior International Partner at the law firm of Wilmer, Cutler & Pickering, Washington, D.C. From March 1997 to January 2001, Ambassador Barshefsky was the United States Trade Representative, the chief trade negotiator and principal trade policy maker for the United States and a member of the President’s Cabinet. Ambassador Barshefsky is a director of The Estee Lauder Companies, Inc., American Express Company and Idenix Pharmaceuticals, Inc. (a privately held company) and serves on the Policy Advisory Board of Intel Corporation.	Director since October 2001 Trustee since October 2001
Bruce W. Duncan (51)	President, Chief Executive Officer and Trustee of Equity Residential (“EQR”) since April 2002, the largest publicly traded apartment company in the United States. From April 2000 until March 2002, he was a private investor. From December 1995 until March 2000, Mr. Duncan served as Chairman, President and Chief Executive Officer of The Cadillac Fairview Corporation Limited, a real estate operating company. Mr. Duncan is a member of the Partnership Committee of the Rubenstein Company, L.P., a real estate operating company focused on office properties in the mid-atlantic region. Mr. Duncan is a member and past trustee of the International Council of Shopping Centres and a member of the Board and executive committee of the National Multi-Housing Council.	Director since April 1999 Trustee since August 1995
Stephen R. Quazzo (43)	Managing Director, Chief Executive Officer and co- founder of Transwestern Investment Company, L.L.C., a real estate principal investment firm, since March 1996. From April 1991 to March 1996, Mr. Quazzo was President of Equity Institutional Investors, Inc., a subsidiary of Equity Group Investments, Inc., a Chicago-based holding company controlled by Samuel Zell. Mr. Quazzo is an advisory board member of City Year Chicago and a trustee of The Latin School of Chicago.	Director since April 1999 Trustee since August 1995

Name (Age)	Principal Occupation and Business Experience	Service Period

Directors and Trustees Whose Terms Expire at the 2004 Annual Meeting
Eric Hippeau (51)	Managing Partner of Softbank Capital Partners, an Internet venture capital firm, since March 2000. Mr. Hippeau served as Chairman and Chief Executive Officer of Ziff-Davis Inc., an integrated media and marketing company, from 1993 to March 2000 and held various other positions with Ziff-Davis from 1989 to 1993. Mr. Hippeau is a director of CNET Networks, Inc. and Yahoo! Inc.	Director since April 1999 Trustee since April 1999
George J. Mitchell (69)	Partner in the law firm of Piper Rudnick since October 2002. From January 1995 to October 2002 he was Special Counsel to the law firm of Verner, Liipfert, Bernhard, McPherson and Hand (“Verner Liipfert”) and served as Chairman of that firm from November 2001 to October 2002. Verner Liipfert merged into Piper Rudnick in October 2002. He served as a United States Senator from January 1980 to January 1995, and was the Senate Majority Leader from 1989 to 1995. From 1995 to 1997, Senator Mitchell served as the Special Advisor to the President of the United States on economic initiatives in Ireland. Subsequently, at the request of the British and Irish Governments, he served as Chairman of the peace negotiations in Northern Ireland. Senator Mitchell is a director of The Walt Disney Company, Federal Express Corporation and Staples, Inc. In addition, Senator Mitchell serves as President of the Economic Club of Washington.	Director since April 1999 Trustee since November 1997
Daniel W. Yih (44)	Principal, with GTCR Golder Rauner, LLC, a private equity firm, since March 2000 and is currently its Chief Operating Partner. From June 1995 until March 2000, Mr. Yih was a general partner of Chilmark Partners, L.P., a private equity firm. He is a director of several privately-held companies, including Comsys, AETEA Information Technology, Inc., InteCap, Inc. and National Computer Print.	Director since August 1995 Trustee since April 1999
Kneeland C. Youngblood (47)	Managing partner of Pharos Capital Group, L.L.C., a private equity fund focused on technology companies, business service companies and health care companies, since January 1998. From July 1985 to December 1997, he was in private medical practice. He is a director of the American Advantage Funds, a mutual fund company managed by AMR Investments, an investment affiliate of American Airlines.	Director since April 2001 Trustee since April 2001

Name (Age)	Principal Occupation and Business Experience	Service Period

Directors and Trustees Whose Terms Expire at the 2003 Annual Meeting
Jean-Marc Chapus (43)	Group Managing Director and Portfolio Manager of Trust Company of the West, an investment management firm, and President of TCW/ Crescent Mezzanine L.L.C., a private investment fund, since March 1995. Mr. Chapus is a director of MEMC Electrical Materials, Inc. He also serves as a director of Magnequench International, Inc., and TCW Asset Management Company (both privately held companies).	Director from August 1995 to November 1997; since April 1999 Trustee since November 1997
Thomas O. Ryder (58)	Chairman of the Board, Chief Executive Officer and a Director of The Reader’s Digest Association, Inc. since April 1998. Mr. Ryder was President, American Express Travel Related Services International, a division of American Express Company, which provides travel, financial and network services, from October 1995 to April 1998. He is a director of Amazon.com Inc.	Director since April 2001 Trustee since April 2001
Barry S. Sternlicht (42)	Chairman and Chief Executive Officer of the Company since September 1997 and January 1999, respectively. Mr. Sternlicht has served as Chairman and Chief Executive Officer of the Trust since January 1995. Mr. Sternlicht also has been the President and Chief Executive Officer of Starwood Capital and its predecessor entities since its formation in 1991. Mr. Sternlicht was Chief Executive Officer of iStar Financial, Inc. (“iStar”), a publicly-held real estate investment firm, from September 1996 to November 1997 and served as the Chairman of the Board of Directors of iStar from September 1996 to April 2000. Mr. Sternlicht has been a Director (or Trustee, as applicable) of iStar since September 1996. He serves on the Boards of Healthmarket, Inc., The Greenwich YMCA, the Harvard Club and the Business Committee for the Arts. Mr. Sternlicht is a member of the Council of Foreign Relations, a member of the Advisory Board of Directors of the Juvenile Diabetes Research Foundation and the Council for Christian and Jewish Understanding. He is a member of the Young Presidents Organization, the Board of Trustees of Thirteen/ WNET, the Board of Trustees of Brown University, the Committee to Encourage Corporate Philanthropy and the Council for Italian-American Relations.	Director since December 1994 Trustee since December 1994

Executive Officers of the Registrants

      The following table includes certain information with respect to each of Starwood’s executive officers as of December 31, 2002.

Name	Age	Position(s)

Barry S. Sternlicht	42	Chairman, Chief Executive Officer and a Director of the Corporation and Chairman, Chief Executive Officer and a Trustee of the Trust
Robert F. Cotter	51	Chief Operating Officer of the Corporation and a Vice President of the Trust
Ronald C. Brown	48	Executive Vice President and Chief Financial Officer of the Corporation and Vice President, Chief Financial Officer and Chief Accounting Officer of the Trust
Kenneth S. Siegel	47	Executive Vice President, General Counsel and Secretary of the Corporation and Vice President, General Counsel and Secretary of the Trust
David K. Norton	47	Executive Vice President — Human Resources of the Corporation and Vice President — Human Resources of the Trust
Theodore W. Darnall	45	President, Real Estate Group of the Corporation
Steven M. Hankin	42	President, Starwood Technology and Revenue Systems of the Corporation

      Barry S. Sternlicht. See Item 10 above.

      Robert F. Cotter. Mr. Cotter has been the Chief Operating Officer of the Corporation since February 2000 and a Vice President of the Trust since August 2000. From December 1999 to February 2000, he was President, International Operations, and from March 1998 to December 1999, he served as President, Europe, of the Company. Prior to joining the Company, Mr. Cotter was President, Sheraton Europe Division, from June 1994 to March 1998 and previously held various other positions with Sheraton including President, Sheraton Asia-Pacific Divisions, and numerous sales and marketing positions in the United States and Asia.

      Ronald C. Brown. Mr. Brown has been the Executive Vice President and Chief Financial Officer of the Corporation since March 1998 and has served as Vice President, Chief Financial Officer and Chief Accounting Officer of the Trust since January 1999. From July 1995 to March 1998, he was the Senior Vice President and Chief Financial Officer of the Trust.

      Kenneth S. Siegel. Mr. Siegel has been the Executive Vice President and General Counsel of the Corporation and Vice President and General Counsel of the Trust since November 2000. In February 2001, he was also appointed as the Secretary to both the Corporation and the Trust. Mr. Siegel was formerly the Senior Vice President and General Counsel of Gartner, Inc., a provider of research and analysis on information technology industries, from January 2000 to November 2000. Prior to that time, he served as Senior Vice President, General Counsel and Corporate Secretary of IMS Health Incorporated, an information services company, and its predecessors from February 1997 to December 1999. Prior to that time, Mr. Siegel was a Partner in the law firm of Baker & Botts, LLP. Mr. Siegel is also a Trustee and President of Cancer Hope Network, a non-profit entity.

      David K. Norton. Mr. Norton has been the Executive Vice President–Human Resources of the Corporation and Vice President–Human Resources of the Trust since May 2000. Prior to joining the Company, Mr. Norton held various positions with PepsiCo, Inc. from September 1990 to April 2000 including Senior Vice President, Human Resources of Frito-Lay, a division of PepsiCo, from November 1995 to April 2000 and Senior Vice President, Human Resources of PepsiCo Food Systems from December 1994 to October 1995.

      Theodore W. Darnall. Mr. Darnall has been the President of the Real Estate Group since August 2002. From July 1999 to August 2002, he was the President of the Company’s North America Group. From April 1998 to July 1999 Mr. Darnall was Executive Vice President, North America Operations. Mr. Darnall was also Executive Vice President and COO of Starwood Lodging between April 1996 and April 1998.

      Steve M. Hankin. Mr. Hankin has been the President of Starwood Technology and Revenue Systems (“STARS”) since June 2000. He joined Starwood as Senior Vice President of Strategic Planning in October 1999 and held that position until May 2000, when he became the Executive Vice President of the Company and President — STARS. From October 1986 to September 1999, he was a partner at McKinsey & Company, Inc., an international management consulting firm. Mr. Hankin is a director of the United Way of New York City and Hudson River Museum, both non-profit entities, and of TravelWeb, LLC, a private company.

Section 16(a) Beneficial Ownership Reporting Compliance

      Section 16(a) of the Securities Exchange Act of 1934, as amended, requires that Directors, Trustees and executive officers of the Company, and persons who own more than 10 percent of the outstanding Shares, file with the SEC (and provide a copy to the Company) certain reports relating to their ownership of Shares and other equity securities of the Company.

      To the Company’s knowledge, based solely on a review of the copies of these reports furnished to the Company for the fiscal year ended December 31, 2002, and written representations that no other reports were required, all Section 16(a) filing requirements applicable to its Directors, Trustees, executive officers and greater than 10 percent beneficial owners were complied with for the most recent fiscal year, except that Ambassador Barshefsky and Messrs. Chapus, Duncan, Hippeau, Mitchell, Quazzo, Ryder, Yih and Youngblood each failed to timely file three Forms 4 with respect to three transactions; and Messrs. Brown, Cotter, Darnall, Hankin, Norton, Siegel and Sternlicht each failed to timely file one Form 4 with respect to one transaction. These transactions were not filed timely as a result of an internal administrative error.

Item 11.     Executive Compensation.

      The information called for by Item 11 is incorporated by reference to the information under the following captions in the Proxy Statement: “Compensation of Directors and Trustees,” “Summary of Cash and Certain Other Compensation,” “Executive Compensation,” “Option Grants,” “Option Exercises and Holdings,” “Employment and Compensation Agreements with Executive Officers,” “Compensation Committee Interlocks and Insider Participation” and “Certain Relationships and Related Transactions.”

Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Equity Compensation Plan Information — December 31, 2002

(In millions, except per Share amounts)

	(a)	(b)	(c)
Number of securities
	Number of securities		remaining available for
	to be issued upon	Weighted-average	future issuance under
	exercise of	exercise price of	equity compensation plans
	outstanding options,	outstanding options,	(excluding securities
	warrants and rights	warrants and rights	reflected in Column (a))

Equity compensation plans approved by security holders	45,748,940	$31.56	7,766,680
Equity compensation plans not approved by security holders	—	—	—

Total	45,748,940	$31.56	7,766,680

      The remaining information called for by Item 12 is incorporated by reference to the information under the caption “Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement.

Item 13.     Certain Relationships and Related Transactions.

Policies of the Board of Directors of the Corporation and the Board of Trustees of the Trust

      The policy of the Board of Directors of the Corporation and the Board of Trustees of the Trust provides that any contract or transaction between the Corporation or the Trust, as the case may be, and any other entity in which one or more of its Directors, Trustees or officers are directors or officers, or have a financial interest, must be approved or ratified by the Governance Committee (which is comprised of Senator Mitchell and Messrs. Ryder and Youngblood) or by a majority of the disinterested Directors or Trustees in either case after the material facts as to the relationship or interest and as to the contract or transaction are disclosed or are known to them.

Starwood Capital

      General. Barry S. Sternlicht, Chairman, Chief Executive Officer and a Director of the Corporation, and Chairman, Chief Executive Officer and a Trustee of the Trust, controls and has been the President and Chief Executive Officer of Starwood Capital since its formation in 1991. Affiliates of Starwood Capital held an approximate 50% vote and 35.16% interest in profits in the Westin entities acquired by a predecessor of the Company, in 1997.

      Trademark License. An affiliate of Starwood Capital has granted to Starwood, subject to Starwood Capital’s unrestricted right to use such name, an exclusive, non-transferable, royalty-free license to use the “Starwood” name and trademarks in connection with the acquisition, ownership, leasing, management, merchandising, operation and disposition of hotels worldwide, and to use the “Starwood” name in its corporate name worldwide, in perpetuity.

      Starwood Capital Noncompete. In connection with a restructuring of the Company in 1995, Starwood Capital agreed that, with certain exceptions, Starwood Capital would not compete directly or indirectly with the Company within the United States and would present to the Company all opportunities presented to Starwood Capital to acquire fee interests in hotels in the United States and debt interests in hotels in the United States where it is anticipated that the equity will be acquired by the debt holder within one year from the acquisition of such debt (the “Starwood Capital Noncompete”). During the term of the Starwood Capital Noncompete, neither Starwood Capital nor any of its affiliates is permitted to acquire any such interest, or any ground lease interest or other equity interest, in hotels in the United States. In addition, the Company’s Corporate Opportunity Policy requires that each director and executive officer submit to the Corporate Governance Committee any opportunity that the director or executive officer reasonably believes is within the Company’s lines of business or in which the Company has an interest. Therefore, as a matter of practice, all opportunities to purchase hotel-related assets, even those outside of the United States, that Starwood Capital may pursue are first presented to the Company. The Starwood Capital Noncompete continues until no officer, director, general partner or employee of Starwood Capital is on either the Board of Directors of the Corporation or the Board of Trustees of the Trust (subject to exceptions for certain restructurings, mergers or other combination transactions with unaffiliated parties). Several properties owned or managed by the Company, including the Westin Innisbrook Resort (the “Innisbrook Resort”), the Westin Mission Hills Resort and the Turnberry Hotel, were opportunities brought to the Company or its predecessors by Starwood Capital or entities related to Mr. Sternlicht. With the approval in each case of the Governance Committee of the Board of Directors of the Corporation and the Board of Trustees of the Trust, from time to time the Company has waived the restrictions of the Starwood Capital Noncompete, in whole or in part, (or passed on the opportunity in cases of the Corporate Opportunity Policy for non-U.S.-opportunities) with respect to particular acquisition opportunities in which the Company had no interest. Since 1995, a total of four such investments were made – the Radisson Governors Inn Hotel in Research Triangle Park as part of a mixed use property in Raleigh, North Carolina (deemed below the quality of hotel the Company targets); the acquisition of Chevy Chase Plaza, a mixed use property in Maryland that included a Holiday Inn hotel leased on a long term basis to a third party operator (no management or branding opportunity was available), the acquisition of a small lower end hotel located in Kobe, Japan operated by a third party at the date of acquisition and deemed unsuitable for any Starwood brand and a 16-hotel portfolio of lessor interests under which the properties were subject to long-term operating leases which were essentially long-term income investments and not an opportunity to manage or brand the properties, and which were not of interest to the Company.

      Portfolio Investments. An affiliate of Starwood Capital holds an approximately 25% non-controlling interest in Troon Golf (“Troon”), a golf course management company that currently manages over 120 high-end golf courses. Mr. Sternlicht’s indirect interest in Troon held through such affiliate is approximately 12%. Troon is one of the largest third-party managers of golf courses in the United States. In January 2002, after extensive review of alternatives and with the unanimous approval of the Governance Committee, the Company entered into a Master Agreement with Troon covering the United States and Canada whereby the Company has agreed to have Troon manage all golf courses in the United States and Canada that are owned by the Company and to use reasonable efforts to have Troon manage golf courses at resorts that the Company manages and franchises. The Company believes that the terms of the Troon agreement are at or better than market terms. Mr. Sternlicht did not participate in the negotiations or the approval of the Troon Master Agreement. During 2002, Troon managed 17 golf courses at resorts owned or managed by the Company. The Company paid Troon a total of $2,688,000 ($962,000 of which represents management fees and payments for other services and $1,726,000 of which represents reimbursements of third-party expenses), in 2002 for eight golf courses at resorts owned or managed by the Company. During 2001 and 2000, the Company paid a total of $479,000 ($432,000 of which represents management fees and payments for other services and $47,000 of which represents reimbursements of third-party expenses), and $545,000 ($458,000 of which represents management fees and payments for other services and $87,000 of which represents reimbursements of third-party expenses), respectively for two golf courses at resorts owned by the Company.

      An entity in which Mr. Sternlicht has a 38% interest owned the common area of the Sheraton Tamarron Resort, which the Company managed until December 2001. As of the date of this filing, management fees earned and paid were, $197,000 and $219,000 relating to 2001 and 2000, respectively. The Company has outstanding receivables of approximately $314,000 at December 31, 2002, which arose as a result of the termination of the Tamarron management agreement. These receivables are expected to be paid in connection with any settlement of the Innisbrook matter discussed below. The Company believes that the terms of the Tamarron agreement were at or better than market terms.

      In addition, a subsidiary of Starwood Capital is a general partner of a limited partnership which owns approximately 45% in an entity that manages over 40 health clubs, including one health club and spa space in a hotel owned by the Company. The Company paid approximately $84,000 annually to the management company for such management services in 2002, 2001 and 2000. The Company believes that the terms of the management agreement are at or better than market terms.

      Other Management-Related Investments. Mr. Sternlicht has a 38% indirect interest in an entity (the “Innisbrook Entity”) that owns the common area facilities and certain undeveloped land (but not the hotel) at the Innisbrook Resort. In May 1997, the Innisbrook Entity entered into a management agreement for the Innisbrook Resort with Westin, which was then a privately held company partly owned by Starwood Capital and Goldman, Sachs & Co. When the Company acquired Westin in January 1998, it acquired Westin’s rights and obligations under the management and other related agreements. Under these agreements, the hotel manager was obligated to loan up to $12.5 million to the owner in the event certain performance levels were not achieved. Management fees earned under these agreements were $584,000, $716,000 and $885,000 in 2002, 2001 and 2000, respectively. The operations of the Innisbrook Entity have not generated sufficient cash flow to service the debt and remain current in its payments to the Company. The Innisbrook Entity, the Company and other lenders are currently in discussions regarding the terms and timing of payments owed to the Company and such other lenders. The discussions relate to approximately $7 million in loans by the Company, which funded resort operations and approximately $5 million of deferred management fees and reimbursable expenses as well as amounts owed by the Innisbrook Entity to other parties. While there can be no assurance that the Company will be able to collect these amounts, based on available information and the establishment of applicable reserves, the Company does not believe any resolution of this matter will have a material impact on the financial position, results of operation or cash flows of the Company. Any settlement of this matter would be subject to the approval of the Governance Committee.

      In July 2002, the Company acquired a 49% interest in the Westin Savannah Harbor Resort and Spa in connection with the restructuring of the indebtedness of that property. An unrelated party holds an additional 49% interest in the property. The remaining 2% is held by Troon. As disclosed above, Mr. Sternlicht owns an approximate 12% non-controlling interest in Troon through an affiliate of Starwood Capital. Troon invested in the project on a pari-passu basis and manages the golf course at the Westin Savannah. The unrelated third party negotiated the terms of the golf management agreement with Troon and approved the terms of its equity interest, and therefore, the Company believes the arrangements are on an arms-length basis.

      Aircraft Lease. In February 1998, the Company leased a Gulfstream III Aircraft (“GIII”) from Star Flight LLC, an affiliate of Starwood Capital. The term of the lease was one year and automatically renews for one-year terms until either party terminates the lease upon 90 days’ written notice. The rent for the aircraft, which was set at approximately 90% of fair market value at the time (based on two estimates from unrelated third parties), is (i) a monthly payment of 1.25% of the lessor’s total costs relating to the aircraft (approximately $123,000 at the beginning of the lease with this amount increasing as additional costs are incurred by the lessor), plus (ii) $300 for each hour that the aircraft is in use. Payments to Star Flight LLC were $2,052,000, $1,682,000 and $840,000 in 2002, 2001 and 2000, respectively. Starwood Capital has used the GIII as well as the Gulfstream IV Aircraft (“GIV”) operated by the Company. For use of the GIII, Starwood Capital relieves the Company of lease payments for the days the plane is used and reimburses the Company for costs of operating the aircraft. Lease relief and reimbursed operating costs were approximately $296,000, $95,000 and $176,000 for fiscal 2002, 2001 and 2000, respectively. For use of the GIV, Starwood Capital pays a charter rate that the Company believes is no less favorable than that which the Company could receive from an unaffiliated third party.

Other

      The Company has on occasion made loans to employees, including executive officers, principally in connection with home purchases upon relocation. As of December 31, 2002, approximately $11 million in loans to approximately 36 employees was outstanding of which approximately $7 million were non-interest bearing home loans. Home loans are generally due five years from the date of issuance or upon termination of employment and are secured by a second mortgage on the employee’s home. Officers receiving home loans in connection with relocation were Robert F. Cotter, Chief Operating Officer in June 2001 (original balance of $600,000), Ronald C. Brown, Executive Vice President and Chief Financial Officer in June 1999 (original balance of $600,000), David K. Norton, Executive Vice President of Human Resources in July 2000 (original balance of $500,000), Theodore W. Darnall, President, Real Estate Group, in 1996 and 1998 (original balance of $750,000 ($150,000 bridge loan in 1996 of which $100,000 has been repaid) and $600,000 home loan in 1998) and Steven M. Hankin, President, Starwood Technology and Revenue Systems in 2000 (original balance of $300,000). The loans to Messrs. Cotter, Norton, Darnall and Hankin are currently outstanding. The loan made to Mr. Brown was repaid in 2001. As a result of the acquisition of ITT Corporation in 1998, restricted stock awarded to Messrs. Sternlicht, Brown and Darnall in 1996 vested at a price for tax purposes of $53 per Share. This amount was taxable at ordinary income rates. By late 1998, the value of the stock had fallen below the amount of income tax owed. In order to avoid a situation in which the executives could be required to sell all of the Shares acquired by them to cover income taxes, in April 1999 the Company made interest-bearing loans at 5.67% to Messrs. Sternlicht, Brown and Darnall of $1,222,000, $218,000 and $416,000 respectively, to cover the taxes payable. Accrued interest on these loans at December 31, 2002 is approximately $257,000, $46,000 and $88,000, respectively. The notes and all associated accumulated interest become due on their tenth anniversary.

      Since July 2002, Richard Cotter has been the Vice President, Operations, Mid Atlantic Region for the Company. From January 2001 to July 2002 Mr. Cotter served as Vice President, Operations, New York City and assisted in the transition of a new General Manager for the St. Regis New York and from July 1998 to January 2001, he served as Vice President, the St. Regis Group, and Managing Director, St. Regis New York (General Manager of the property). Mr. Cotter’s salary and bonus were $272,571 and $181,335, respectively, for 2000, $283,336 and $71,549, respectively, for 2001 and $292,160 and $53,244 respectively, for 2002. In connection with the Company’s Long Term Incentive Plans, Mr. Cotter was granted 31,000, 10,823 and 28,000 options to purchase Company shares in 2000, 2001 and 2002, respectively, and was awarded 3,487 shares of restricted stock in 2001. In addition, in connection with his employment as general manager of the St. Regis and these other positions, Mr. Cotter was provided with the use of a Company-owned apartment in New York City adjacent to the St. Regis, which the Company believes has a rental value of $10,000 per month. Mr. Cotter has had the use of the apartment since September 1998. In light of his new position with the Company, Mr. Cotter will no longer have use of the apartment starting during the first quarter of 2003. Richard Cotter is the brother of Robert Cotter, who has been the Chief Operating Officer of the Company since February 2000.

      In 2002, Starwood retained the law firm Piper Rudnick (as well as Verner Liipfert, which merged with Piper Rudnick in October 2002), of which Senator George J. Mitchell, a Director of the Corporation and Trustee of the Trust, is a partner. We expect that this firm will continue to provide services to the Company in 2003.

Item 14.     Controls and Procedures.

      Based on their evaluation, as of a date within 90 days of the filing of this Form 10-K, the Company’s Chief Executive Officer and Chief Financial Officer have concluded the Company’s disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended) are effective.

      There have been no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART IV

Item 15.	Exhibits, Financial Statements, Financial Statement Schedules and Reports on Form 8-K.

(a)	The following documents are filed as a part of this Joint Annual Report:

1.	The financial statements and financial statement schedules listed in the Index to Financial Statements and Schedules following the signature pages hereof.

      2.     Exhibits:

Exhibit
Number	Description of Exhibit

2.1	Formation Agreement, dated as of November 11, 1994, among the Trust, the Corporation, Starwood Capital and the Starwood Partners (incorporated by reference to Exhibit 2 to the Trust’s and the Corporation’s Joint Current Report on Form 8-K dated November 16, 1994). (The SEC file numbers of all filings made by the Corporation and the Trust pursuant to the Securities Exchange Act of 1934, as amended, and referenced herein are: 1-7959 (the Corporation) and 1-6828 (the Trust)).
2.2	Form of Amendment No. 1 to Formation Agreement, dated as of July 1995, among the Trust, the Corporation and the Starwood Partners (incorporated by reference to Exhibit 10.23 to the Trust’s and the Corporation’s Joint Registration Statement on Form S-2 filed with the SEC on June 29, 1995 (Registration Nos. 33-59155 and 33-59155-01)).
2.3	Transaction Agreement, dated as of September 8, 1997, by and among the Trust, the Corporation, Realty Partnership, Operating Partnership, WHWE L.L.C., Woodstar Investor Partnership (“Woodstar”), Nomura Asset Capital Corporation, Juergen Bartels, Westin Hotels & Resorts Worldwide, Inc., W&S Lauderdale Corp., W&S Seattle Corp., Westin St. John Hotel Company, Inc., W&S Denver Corp., W&S Atlanta Corp. and W&S Hotel L.L.C. (incorporated by reference to Exhibit 2 to the Trust’s and the Corporation’s Joint Current Report on Form 8-K dated September 9, 1997, as amended by the Form 8-K/ A dated December 18, 1997).
2.4	Amended and Restated Agreement and Plan of Merger, dated as of November 12, 1997, by and among the Corporation, the Trust, Chess Acquisition Corp. (“Chess”) and ITT Corporation (incorporated by reference to Exhibit 2.1 to the Trust’s and the Corporation’s Joint Current Report on Form 8-K dated November 13, 1997).
2.5	Agreement and Plan of Restructuring, dated as of September 16, 1998, and amended as of November 30, 1998, among the Corporation, ST Acquisition Trust (“ST Trust”) and the Trust (incorporated by reference to Annex A to the Trust’s and the Corporation’s Joint Proxy Statement dated December 3, 1998 (the “1998 Proxy Statement”)).
2.6	Form of Stock Purchase Agreement, dated as of February 23, 1998, between the Trust and the Corporation (incorporated by reference to Exhibit 10.4 to the Trust’s and the Corporation’s Joint Annual Report on Form 10-K for the year ended December 31, 1997 (the “1997 Form 10-K”)).
3.1	Amended and Restated Declaration of Trust of the Trust, amended and restated as of January 6, 1999 (incorporated by reference to Exhibit 1 to the Trust’s Registration Statement on Form 8-A filed on December 21, 1998 (the “Trust Form 8-A”), except that the following changes were made on January 6, 1999, upon the filing by the Trust and ST Trust of the Articles of Merger of ST Trust into the Trust (the “Articles of Merger”) with, and the acceptance thereof for record by, the State Department of Assessments and Taxation of the State of Maryland (the “SDAT”): Section 6.14 specifies January 6, 1999 as the date of the Intercompany Agreement; Section 6.19.1 specifies January 6, 1999 as the date of the acceptance for record by the SDAT of the Articles of Merger; and the definition of “Intercompany Agreement” in Section 6.19.2 specifies January 6, 1999 as the date of the Intercompany Agreement).

Exhibit
Number	Description of Exhibit

3.2	Charter of the Corporation, amended and restated as of February 1, 1995, as amended through March 26, 1999 (incorporated by reference to Exhibit 3.2 to the Trust’s and the Corporation’s Joint Annual Report on Form 10-K for the year ended December 31, 1998, as amended by the Form 10-K/ A filed May 17, 1999 (as so amended, the “1998 Form 10-K”)).
3.3	Bylaws of the Trust, as amended through April 16, 1999 (incorporated by reference to Exhibit 3.3 to the Corporation’s and the Trust’s Joint Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1999 (the “1999 Form 10-Q1”)).
3.4	Bylaws of the Corporation, as amended through March 15, 1999 (incorporated by reference to Exhibit 3 to the Corporation’s and the Trust’s Joint Current Report on Form 8-K dated March 15, 1999 (the “March 15 Form 8-K”)).
4.1	Amended and Restated Intercompany Agreement, dated as of January 6, 1999, between the Corporation and the Trust (incorporated by reference to Exhibit 3 to the Trust Form 8-A, except that on January 6, 1999, the Intercompany Agreement was executed and dated as of January 6, 1999).
4.2	Rights Agreement, dated as of March 15, 1999, between the Corporation and Chase Mellon Shareholder Services, L.L.C., as Rights Agent (incorporated by reference to Exhibit 4 to the March 15 Form 8-K).
4.3	Amended and Restated Indenture, dated as of November 15, 1995, as Amended and Restated as of December 15, 1995 between ITT Corporation (formerly known as ITT Destinations, Inc.) and the First National Bank of Chicago, as trustee (incorporated by reference to Exhibit 4.A.IV to the First Amendment to ITT Corporation’s Registration Statement on Form S-3 filed November 13, 1996).
4.4	First Indenture Supplement, dated as of December 31, 1998, among ITT Corporation, the Corporation and The Bank of New York (incorporated by reference to Exhibit 4.1 to the Trust’s and the Corporation’s Joint Current Report on Form 8-K filed January 8, 1999).
4.5	The Registrants hereby agree to file with the Commission a copy of any instrument, including indentures, defining the rights of long-term debt holders of the Registrants and their consolidated subsidiaries upon the request of the Commission.
10.1	Third Amended and Restated Limited Partnership Agreement for Realty Partnership, dated January 6, 1999, among the Trust and the limited partners of Realty Partnership (incorporated by reference to Exhibit 10.1 to the 1998 Form 10-K).
10.2	Third Amended and Restated Limited Partnership Agreement for Operating Partnership, dated January 6, 1999, among the Corporation and the limited partners of Operating Partnership (incorporated by reference to Exhibit 10.2 to the 1998 Form 10-K).
10.3	Form of Amended and Restated Lease Agreement, entered into as of January 1, 1993, between the Trust as Lessor and the Corporation (or a subsidiary) as Lessee (incorporated by reference to Exhibit 10.19 to the Trust’s and the Corporation’s Joint Annual Report on Form 10-K for the year ended December 31, 1992).
10.4	Employment Agreement, dated May 24, 1999, between the Corporation and Ronald C. Brown. (incorporated by reference to Exhibit 10.4 to the Corporation’s and the Trust’s Joint Annual Report on Form 10-K for the year ended December 31, 1999 (the “1999 Form 10-K”)).(1)
10.5	Starwood Hotels & Resorts 1995 Long-Term Incentive Plan (Amended and Restated as of December 3, 1998) (incorporated by reference to Annex D to the 1998 Proxy Statement).(1)
10.6	Starwood Hotels & Resorts Worldwide, Inc. 1995 Long-Term Incentive Plan (Amended and Restated as of December 3, 1998) (incorporated by reference to Annex E to the 1998 Proxy Statement).(1)

Exhibit
Number	Description of Exhibit

10.7	Incentive and Non-Qualified Share Option Plan (1986) of the Trust (incorporated by reference to Exhibit 10.8 to the Trust’s and the Corporation’s Joint Annual Report on Form 10-K for the year ended August 31, 1986 (the “1986 Form 10-K”)).(1)
10.8	Corporation Stock Non-Qualified Stock Option Plan (1986) of the Trust (incorporated by reference to Exhibit 10.9 to the 1986 Form 10-K).(1)
10.9	Stock Option Plan (1986) of the Corporation (incorporated by reference to Exhibit 10.10 to the 1986 Form 10-K).(1)
10.10	Trust Shares Option Plan (1986) of the Corporation (incorporated by reference to Exhibit 10.11 to the 1986 Form 10-K).(1)
10.11	Form of Indemnification Agreement and Amendment No. 1 to Indemnification Agreement between the Trust and each of its Trustees and executive officers (incorporated by reference to Exhibit 10.7 to the Trust’s and the Corporation’s Joint Annual Report on Form 10-K for the year ended December 31, 1995 (the “1995 Form 10-K”)).(1)
10.12	Form of Indemnification Agreement and Amendment No. 1 to Indemnification Agreement between the Corporation and each of its Directors and executive officers (incorporated by reference to Exhibit 10.8 to the 1995 Form 10-K).(1)
10.13	Form of Amendment No. 2 to Indemnification Agreement, dated June 26, 1997, between the Trust and each of its Trustees and executive officers (incorporated by reference to Exhibit 10.1 to the Trust’s and the Corporation’s Joint Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1997 (the “1997 Form 10-Q2”)).(1)
10.14	Form of Amendment No. 2 to Indemnification Agreement, dated June 26, 1997, between the Corporation and each of its Directors and executive officers (incorporated by reference to Exhibit 10.2 to the 1997 Form 10-Q2).(1)
10.15	Form of Trademark License Agreement, dated as of December 10, 1997, between Starwood Capital and the Trust (incorporated by reference to Exhibit 10.22 to the 1997 Form 10-K).
10.16	Exchange Rights Agreement, dated as of January 1, 1995, among the Trust, the Corporation, Realty Partnership, Operating Partnership and the Starwood Partners (incorporated by reference to Exhibit 2B to the Trust’s and the Corporation’s Joint Current Report on Form 8-K dated January 31, 1995 (the “Formation Form 8-K”)).
10.17	Registration Rights Agreement, dated as of January 1, 1995, among the Trust, the Corporation and Starwood Capital (incorporated by reference to Exhibit 2C to the Formation Form 8-K).
10.18	Exchange Rights Agreement, dated as of June 3, 1996, among the Trust, the Corporation, Realty Partnership, Operating Partnership, Philadelphia HIR Limited Partnership and Philadelphia HSR Limited Partnership (incorporated by reference to Exhibit 10.1 to the Trust’s and the Corporation’s Joint Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1996 (the “1996 Form 10-Q2”)).
10.19	Registration Rights Agreement, dated as of June 3, 1996, among the Trust, the Corporation and Philadelphia HSR Limited Partnership (incorporated by reference to Exhibit 10.2 to the 1996 Form 10-Q2).
10.20	Units Exchange Rights Agreement, dated as of February 14, 1997, by and among, inter alia, the Trust, the Corporation, Realty Partnership, Operating Partnership and the Starwood Partners (incorporated by reference to Exhibit 10.34 to the 1997 Form 10-K).
10.21	Class A Exchange Rights Agreement, dated as of February 14, 1997, by and among, inter alia, the Trust, the Corporation, Operating Partnership and the Starwood Partners (incorporated by reference to Exhibit 10.35 to the 1997 Form 10-K).
10.22	Exchange Rights Agreement, dated as of January 2, 1998, among, inter alia, the Trust, Realty Partnership and Woodstar (incorporated by reference to Exhibit 10.50 to the 1997 Form 10-K).

Exhibit
Number	Description of Exhibit

10.23	Exchange Rights Agreement, dated as of January 2, 1998, among, inter alia, the Corporation, Operating Partnership and Woodstar (incorporated by reference to Exhibit 10.51 to the 1997 Form 10-K).
10.24	Registration Rights Agreement, dated as of January 2, 1998, among, inter alia, the Trust, the Corporation, and Woodstar (incorporated by reference to Exhibit 10.52 to the 1997 Form 10-K).
10.25	Pledge and Security Agreement, dated as of February 23, 1998, executed and delivered by the Trust, the Corporation and the other Pledgors party thereto, in favor of Bankers Trust Company as Collateral Agent (incorporated by reference to Exhibit 10.63 to the 1997 Form 10-K).
10.26	Second Amended and Restated Senior Secured Note Agreement, dated December 30, 1999, among the Corporation, the Trust, the guarantors listed therein, the lenders listed therein, Lehman Commercial Paper Inc., as Arranger and Administrative Agent, and Alex Brown and Chase Securities Inc., as Syndication Agents (incorporated by reference to Exhibit 10.46 to the 1999 Form 10-K).
10.27	Loan Agreement, dated as of February 23, 1998, between the Trust and the Corporation, together with Promissory Note executed in connection therewith, by the Corporation to the order of the Trust, in the principal amount of $3,282,000,000 (incorporated by reference to Exhibit 10.65 to the 1997 Form 10-K).
10.28	Loan Agreement, dated as of February 23, 1998, between the Trust and the Corporation, together with Promissory Note executed in connection therewith, by the Corporation to the order of the Trust, in the principal amount of $100,000,000 (incorporated by reference to Exhibit 10.66 to the 1997 Form 10-K).
10.29	Loan Agreement, dated as of February 23, 1998, between the Trust and the Corporation, together with Promissory Note executed in connection therewith, by the Corporation to the order of the Trust, in the principal amount of $50,000,000 (incorporated by reference to Exhibit 10.67 to the 1997 Form 10-K).
10.30	Loan Agreement, dated as of January 27, 1999, among the Borrowers named therein, as Borrowers, Starwood Operator I LLC, as Operator, and Lehman Brothers Holding Inc., d/b/a Lehman Capital, a division of Lehman Brothers Holdings Inc. (incorporated by reference to Exhibit 10.58 to the 1998 Form 10-K).
10.31	Form of Severance Agreement, dated December 1999, between the Corporation and each of Barry S. Sternlicht, Ronald C. Brown and Steve R. Goldman (incorporated by reference to Exhibit 10.52 to the 1999 Form 10-K).(1)
10.32	Amended and Restated Employment Agreement, effective as of January 1, 2000, between Barry S. Sternlicht and the Company (incorporated by reference to Exhibit 10.1 to the Corporation’s and the Trust’s Joint Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2000). (1)
10.33	Employment Agreement, dated as of April 7, 2000, between the Corporation and David K. Norton (incorporated by reference to Exhibit 10.1 to the Corporation’s and the Trust’s Joint Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000).(1)
10.34	Employment Agreement, dated as of June 27, 2000, between the Corporation and Robert F. Cotter (incorporated by reference to Exhibit 10.1 to the Corporation’s and the Trust’s Joint Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000).(1)
10.35	Form of Severance Agreement, dated as of August 14, 2000, between the Corporation and Robert F. Cotter (incorporated by reference to Exhibit 10.56 to the 2000 Form 10-K).(1)
10.36	Employment Agreement, dated as of September 25, 2000, between the Corporation and Kenneth S. Siegel (incorporated by reference to Exhibit 10.57 to the 2000 Form 10-K).(1)
10.37	Form of Severance Agreement, dated as of September 26, 2000, between the Corporation and Kenneth S. Siegel (incorporated by reference to Exhibit 10.58 to the 2000 Form 10-K).(1)

Exhibit
Number	Description of Exhibit

10.38	Form of Severance Agreement, dated as of June 9, 2000, between the Corporation and David K. Norton (incorporated by reference to Exhibit 10.59 to the 2000 Form 10-K).(1)
10.39	Stock Purchase Agreement, dated as of April 27, 1999, among the Corporation, ITT Sheraton Corporation, Starwood Canada Corp., Caesars World, Inc., Sheraton Desert Inn Corporation, Sheraton Tunica Corporation and Park Place Entertainment Corporation (incorporated by reference to Exhibit 10.5 to the 1999 Form 10-Q1).
10.40	Starwood Hotels & Resorts Worldwide, Inc. 1999 Long-Term Incentive Compensation Plan (incorporated by reference to Exhibit 10.4 to the Corporation’s and the Trust’s Joint Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1999 (the “1999 Form 10-Q2”)).(1)
10.41	Starwood Hotels & Resorts Worldwide, Inc. 1999 Annual Incentive Plan for Certain Executives (incorporated by reference to Exhibit 10.5 to the 1999 Form 10-Q2).(1)
10.42	First Amendment to the Starwood Hotels & Resorts Worldwide, Inc. 1999 Long-Term Incentive Compensation Plan, dated as of August 1, 2001 (incorporated by reference to Exhibit 10.1 to the Corporation’s and the Trust’s Joint Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2001).(1)
10.43	Starwood Hotels & Resorts Worldwide, Inc. Deferred Compensation Plan, effective as of January 1, 2001 (incorporated by reference to Exhibit 10.1 to the Corporation’s and the Trust’s Joint Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2001 (the “2001 Form 10-Q2”)).(1)
10.44	Indenture, dated as of May 25, 2001, by and among the Corporation, as Issuer, the guarantors named herein and Firstar Bank, N.A., as Trustee (incorporated by reference to Exhibit 10.2 to the 2001 Form 10-Q2).
10.45	Registration Rights Agreement, dated as of May 25, 2001, among the Corporation, the Trust, the guarantors named herein and Salomon Smith Barney Inc. (incorporated by reference to Exhibit 10.3 to the 2001 Form 10-Q2).
10.46	Addendum to Robert F. Cotter Offer Letter, effective as of February 16, 2002 (incorporated by reference to Exhibit 10.1 to the Corporation’s and Trust’s Joint Quarterly Report on Form 10-Q for the quarter ended March 31, 2002).
10.47	Starwood Hotels & Resorts Worldwide, Inc. 2002 Long-Term Incentive Compensation Plan (the “2002 LTIP”) (incorporated by reference to Annex B of the Corporation’s 2002 Proxy Statement).
10.48	Starwood Hotels & Resorts Amended and Restated Non-Qualified Stock Option Agreement by and between the Trust and Barry S. Sternlicht, dated as of May 22, 2002 relating to a grant made on June 29, 1995 (incorporated by reference to Exhibit 10.3 to the 2002 Form 10-Q2).
10.49	Form of Non-Qualified Stock Option Agreement pursuant to the 2002 LTIP.(2)
10.50	Starwood Hotels & Resorts Amended and Restated Non-Qualified Stock Option Agreement by and between the Trust and Barry S. Sternlicht, dated as of May 22, 2002 relating to a grant made on August 12, 1996 (incorporated by reference to Exhibit 10.4 to the 2002 Form 10-Q2).
10.51	Starwood Hotels & Resorts Amended and Restated Non-Qualified Stock Option Agreement by and between the Trust and Barry S. Sternlicht, dated as of May 22, 2002 relating to a grant made on August 12, 1996 (incorporated by reference to Exhibit 10.5 to the 2002 Form 10-Q2).
10.52	Letter to holders of the Corporation’s, Series B Zero Coupon Convertible Senior Notes due 2021 (incorporated by reference to Exhibit 99.5 to the 2002 Form 10-Q2).
10.53	Amendment to Exchange Rights Agreement (Class A Realty Partnership Units), dated as of October 10, 2002, among the Trust, Realty Partnership and certain limited partners of the Realty Partnership.(2)
10.54	Amendment to Exchange Rights Agreement (Class B Operating Partnership Units), dated as of October 10, 2002, among the Corporation, Operating Partnership and certain limited partners of the Operating Partnership.(2)

Exhibit
Number	Description of Exhibit

10.55	Severance Agreement, dated December 1999, between the Corporation and Theodore Darnall.(2)
10.56	Employment Agreement, dated September 2, 1999, between Steven M. Hankin and the Corporation.(2)
10.57	Severance Agreement, dated October 2000, between Starwood Hotels & Resorts Worldwide, Inc., and Steve Hankin.(2)
10.58	Credit Agreement, dated October 9, 2002, among the Corporation, certain additional alternative currency revolving loan borrowers and various lenders, Deutsche Bank, AG, New York Branch, as Administrative Agent, JP Morgan Chase Bank, as Syndication Agent, Bank of America, N.A., Fleet National Bank and Societe Generale, as Co-Documentation Agents, and Deutsche Bank Securities Inc. and JP Morgan Securities Inc. as Co-Lead Arrangers and joint Book Running Managers (incorporated by reference to Exhibit 10.1 of Form 8-K filed on October 11, 2002).
10.59	Indenture, dated as of April 19, 2002, among the Corporation, the guarantor parties named herein and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Corporation’s and Sheraton Holding Corporation’s Joint Registration Statement on Form S-4 filed on November 19, 2002 the “2002 Forms S4”)).
10.60	Registration Rights Agreement, dated as of April 19, 2002, among the Corporation, the guarantor parties named therein and Lehman Brothers, Inc., (incorporated by reference to Exhibit 4.4 to the 2002 Form S-4).
10.61	Employment Agreement, dated March 25, 1998, between Theodore Darnall and Starwood Hotels & Resorts Worldwide, Inc.(2)
12.1	Calculation of Ratio of Earnings to Total Fixed Charges. (2)
21.1	Subsidiaries of the Registrants.(2)
23.1	Consent of Ernst & Young LLP.(2)
99.1	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code — Chief Executive Officer — Corporation.(2)
99.2	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code — Chief Financial Officer — Corporation.(2)
99.3	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code — Chief Executive Officer — Trust.(2)
99.4	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code — Chief Financial and Accounting Officer — Trust.(2)

(1)	Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.

(2)	Filed herewith.

(b)	Reports on Form 8-K.

      During the fourth quarter of 2002, Starwood filed a Current Report on Form 8-K dated October 9, 2002, reporting under Items 5 and 7 the execution of its five-year $1.3 billion Senior Credit Facility.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

STARWOOD HOTELS & RESORTS
WORLDWIDE, INC.

By:	/s/ BARRY S. STERNLICHT

Barry S. Sternlicht
Chairman, Chief Executive Officer and
Director

By:	/s/ RONALD C. BROWN

Ronald C. Brown
Executive Vice President and
Chief Financial Officer

Date: February 26, 2003

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ BARRY S. STERNLICHT Barry S. Sternlicht	Chairman, Chief Executive Officer and Director (Principal Executive Officer)	February 26, 2003

/s/ RONALD C. BROWN Ronald C. Brown	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 26, 2003

/s/ CHARLENE BARSHEFSKY Charlene Barshefsky	Director	February 26, 2003

/s/ JEAN-MARC CHAPUS Jean-Marc Chapus	Director	February 26, 2003

/s/ BRUCE W. DUNCAN Bruce W. Duncan	Director	February 26, 2003

/s/ ERIC HIPPEAU Eric Hippeau	Director	February 26, 2003

/s/ GEORGE J. MITCHELL George J. Mitchell	Director	February 26, 2003

Signature	Title	Date

/s/ STEPHEN R. QUAZZO Stephen R. Quazzo	Director	February 26, 2003

/s/ THOMAS O. RYDER Thomas O. Ryder	Director	February 26, 2003

/s/ DANIEL W. YIH Daniel W. Yih	Director	February 26, 2003

/s/ KNEELAND C. YOUNGBLOOD Kneeland C. Youngblood	Director	February 26, 2003

I, Barry S. Sternlicht, certify that:

1.	I have reviewed this annual report on Form 10-K of Starwood Hotels & Resorts Worldwide, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c.	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

a.	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 26, 2003

By:	/s/ BARRY S. STERNLICHT

______________________________________________ Barry S. Sternlicht Chairman, Chief Executive Officer and Director

I, Ronald C. Brown, certify that:

1.	I have reviewed this annual report on Form 10-K of Starwood Hotels & Resorts Worldwide, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c.	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

a.	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 26, 2003

By:	/s/ RONALD C. BROWN

Ronald C. Brown
Executive Vice President and
Chief Financial Officer

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

STARWOOD HOTELS & RESORTS

By:	/s/ BARRY S. STERNLICHT

Barry S. Sternlicht
Chairman, Chief Executive Officer and
Trustee

By:	/s/ RONALD C. BROWN

Ronald C. Brown
Executive Vice President and
Chief Financial Officer

Date: February 26, 2003

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ BARRY S. STERNLICHT Barry S. Sternlicht	Chairman, Chief Executive Officer and Trustee (Principal Executive Officer)	February 26, 2003

/s/ RONALD C. BROWN Ronald C. Brown	Vice President, Chief Financial Officer and Chief Accounting Officer (Principal Financial and Accounting Officer)	February 26, 2003

/s/ CHARLENE BARSHEFSKY Charlene Barshefsky	Trustee	February 26, 2003

/s/ JEAN-MARC CHAPUS Jean-Marc Chapus	Trustee	February 26, 2003

/s/ BRUCE W. DUNCAN Bruce W. Duncan	Trustee	February 26, 2003

/s/ ERIC HIPPEAU Eric Hippeau	Trustee	February 26, 2003

/s/ GEORGE J. MITCHELL George J. Mitchell	Trustee	February 26, 2003

Signature	Title	Date

/s/ STEPHEN R. QUAZZO Stephen R. Quazzo	Trustee	February 26, 2003

/s/ THOMAS O. RYDER Thomas O. Ryder	Trustee	February 26, 2003

/s/ DANIEL W. YIH Daniel W. Yih	Trustee	February 26, 2003
/s/ KNEELAND C. YOUNGBLOOD Kneeland C. Youngblood	Trustee	February 26, 2003

I, Barry S. Sternlicht, certify that:

1.	I have reviewed this annual report on Form 10-K of Starwood Hotels & Resorts;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c.	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

a.	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 26, 2003

By:	/s/ BARRY S. STERNLICHT

Barry S. Sternlicht
Chairman, Chief Executive Officer and Trustee

I, Ronald C. Brown certify that:

1.	I have reviewed this annual report on Form 10-K of Starwood Hotels & Resorts;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c.	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

a.	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 26, 2003

By:	/s/ RONALD C. BROWN

Ronald C. Brown Vice President and Chief Financial and Accounting Officer

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

AND STARWOOD HOTELS & RESORTS

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors, Board of Trustees and Shareholders of

Starwood Hotels & Resorts Worldwide, Inc. and Starwood Hotels & Resorts

We have audited the accompanying consolidated balance sheets of Starwood Hotels & Resorts Worldwide, Inc. (a Maryland corporation) and its subsidiaries (the “Company”) and Starwood Hotels & Resorts (a Maryland real estate investment trust) and its subsidiaries (the “Trust”) as of December 31, 2002 and 2001, and the related consolidated statements of income, comprehensive income, equity, and cash flows of the Company for each of the three years in the period ended December 31, 2002 and the consolidated statements of income and cash flows of the Trust for each of the three years in the period ended December 31, 2002. Our audits also included the financial statement schedules listed in the Index to Financial Statements and Schedules. These financial statements and schedules are the responsibility of the Company’s and Trust’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company and the Trust at December 31, 2002 and 2001, and the consolidated results of the Company’s and the Trust’s operations and cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in the notes to the financial statements, in 2002 the Company and the Trust adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.”

ERNST & YOUNG LLP

New York, New York

January 29, 2003

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

CONSOLIDATED BALANCE SHEETS
(In millions, except share data)

	December 31,

	2002	2001

ASSETS
Current assets:
Cash and cash equivalents	$108	$107
Restricted cash	108	50
Accounts receivable, net of allowance for doubtful accounts of $45 and $48	412	432
Inventories	214	219
Prepaid expenses and other	108	89

Total current assets	950	897
Investments	434	400
Plant, property and equipment, net	7,750	7,835
Goodwill and intangible assets, net	2,570	2,825
Other assets	555	504

	$12,259	$12,461

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings and current maturities of long-term debt	$870	$310
Accounts payable	223	225
Accrued expenses	740	549
Accrued salaries, wages and benefits	178	161
Accrued taxes and other	188	320

Total current liabilities	2,199	1,565
Long-term debt	4,449	5,249
Deferred income taxes	986	1,314
Other liabilities	538	494

	8,172	8,622

Minority interest	39	41

Exchangeable units and Class B preferred shares, at redemption value of $38.50	51	52

Commitments and contingencies
Stockholders’ equity:
Class A exchangeable preferred shares of the Trust; $0.01 par value; authorized 30,000,000 shares; outstanding 493,968 and 549,951 shares at December 31, 2002 and 2001, respectively	—	—
Corporation common stock; $0.01 par value; authorized 1,050,000,000 shares; outstanding 199,579,542 and 197,718,872 shares at December 31, 2002 and 2001, respectively	2	2
Trust Class B shares of beneficial interest; $0.01 par value; authorized 1,000,000,000 shares; outstanding 199,579,542 and 197,718,872 shares at December 31, 2002 and 2001, respectively	2	2
Additional paid-in capital	4,905	4,851
Deferred compensation	(14)	(16)
Accumulated other comprehensive income	(474)	(484)
Accumulated deficit	(424)	(609)

Total stockholders’ equity	3,997	3,746

	$12,259	$12,461

The accompanying notes to financial statements are an integral part of the above statements.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per Share data)

	Year Ended December 31,

	2002	2001	2000

Revenues
Owned, leased and consolidated joint venture hotels	$3,232	$3,343	$3,659
Other hotel and leisure	647	624	686

	3,879	3,967	4,345
Other revenues from managed and franchised properties	780	740	695

	4,659	4,707	5,040
Costs and Expenses
Owned, leased and consolidated joint venture hotels	2,377	2,365	2,433
Selling, general, administrative and other	426	411	403
Restructuring and other special charges (credits), net	(7)	50	—
Depreciation	476	433	391
Amortization	20	93	90

	3,292	3,352	3,317
Other expenses from managed and franchised properties	780	740	695

	4,072	4,092	4,012
Operating income	587	615	1,028
Interest expense, net of interest income of $2, $11 and $19	(338)	(367)	(423)
Gain (loss) on asset dispositions and impairments, net	3	(57)	2

	252	191	607
Income tax expense	(4)	(43)	(201)
Minority equity in net income	(2)	(3)	(8)

Income from continuing operations	246	145	398
Discontinued operations:
Gain on dispositions, net of tax benefit (expense) of $104, $0 and $(2)	109	—	5

Net income	$355	$145	$403

Earnings Per Share — Basic
Continuing operations	$1.22	$0.72	$1.98
Discontinued operations	0.54	—	0.02

Net income	$1.76	$0.72	$2.00

Earnings Per Share — Diluted
Continuing operations	$1.20	$0.70	$1.95
Discontinued operations	0.53	—	0.02

Net income	$1.73	$0.70	$1.97

Weighted average number of Shares	201	201	202

Weighted average number of Shares assuming dilution	205	206	205

The accompanying notes to financial statements are an integral part of the above statements.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In millions)

	Year Ended December 31,

	2002	2001	2000

Net income	$355	$145	$403

Other comprehensive income (loss), net of taxes:
Foreign currency translation arising during the period	(2)	(106)	(104)
Minimum pension liability adjustments	(13)	(5)	—
Unrealized gains (losses) on securities, net —
Unrealized holding gains (losses) arising during the period	4	1	(11)
Derivative instruments, net —
Change in fair value of derivative instruments	6	(21)	—
Early termination of derivative instruments	15	—	—

	10	(131)	(115)

Comprehensive income	$365	$14	$288

The accompanying notes to financial statements are an integral part of the above statements.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

CONSOLIDATED STATEMENTS OF EQUITY

(In millions)

		Exchangeable
	Forward Equity	units and								Accumulated	Retained
	Contracts	Class B EPS		Class A EPS		Shares		Additional		Other	Earnings
	and Equity							Paid-in	Deferred	Comprehensive	(Accumulated
	Put Options	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Compensation	Income(a)	Deficit)

Balance at December 31, 1999	$19	4	$156	4	$—	189	$4	$4,765	$(5)	$(238)	$(856)
Net income	—	—	—	—	—	—	—	—	—	—	403
Stock option and restricted stock award transactions, net	—	—	—	—	—	2	—	47	1	—	—
Issuance of equity put options	—	—	—	—	—	—	—	—	—	—	—
Settlement of equity put options	(19)	—	—	—	—	—	—	13	—	—	—
Share repurchases	—	—	—	—	—	(3)	—	(69)	—	—	—
Conversion and cancellation of Class A EPS, Class B EPS and Partnership Units	—	(1)	(23)	(3)	—	6	—	24	—	—	—
SVO acquisition	—	—	—	—	—	—	—	—	—	—	—
Foreign currency translation	—	—	—	—	—	—	—	—	—	(104)	—
Unrealized gain on securities, net	—	—	—	—	—	—	—	—	—	(11)	—
Distributions declared	—	—	—	—	—	—	—	—	—	—	(139)

Balance at December 31, 2000	—	3	133	1	—	194	4	4,780	(4)	(353)	(592)
Net income	—	—	—	—	—	—	—	—	—	—	145
Stock option and restricted stock award transactions, net	—	—	—	—	—	3	—	86	(12)	—	—
Share repurchases	—	—	—	—	—	(3)	—	(96)	—	—	—
Conversion and cancellation of Class A EPS, Class B EPS and Partnership Units	—	(2)	(81)	—	—	4	—	81	—	—	—
Foreign currency translation	—	—	—	—	—	—	—	—	—	(106)	—
Minimum pension liability adjustment	—	—	—	—	—	—	—	—	—	(5)	—
Unrealized loss on securities, net	—	—	—	—	—	—	—	—	—	1	—
Unrealized loss on derivative instruments	—	—	—	—	—	—	—	—	—	(21)	—
Distributions declared	—	—	—	—	—	—	—	—	—	—	(162)

Balance at December 31, 2001	—	1	52	1	—	198	4	4,851	(16)	(484)	(609)
Net income	—	—	—	—	—	—	—	—	—	—	355
Stock option and restricted stock award transactions, net	—	—	—	—	—	2	—	52	2	—	—
ESPP stock issuances	—	—	—	—	—	—	—	1	—	—	—
Conversion and cancellation of Class A EPS, Class B EPS and Partnership Units	—	—	(1)	(1)	—	—	—	1	—	—	—
Foreign currency translation	—	—	—	—	—	—	—	—	—	(2)	—
Minimum pension liability adjustment	—	—	—	—	—	—	—	—	—	(13)	—
Unrealized gain on securities, net	—	—	—	—	—	—	—	—	—	4	—
Unrealized gain on derivative instruments	—	—	—	—	—	—	—	—	—	6	—
Early termination of derivative instruments	—	—	—	—	—	—	—	—	—	15	—
Distributions declared	—	—	—	—	—	—	—	—	—	—	(170)

Balance at December 31, 2002	$—	1	$51	—	$—	200	$4	$4,905	$(14)	$(474)	$(424)

(a)	As of December 31, 2002, this balance is comprised of $458 million of cumulative translation adjustments, $2 million of cumulative unrealized gains on securities, including derivative instruments, and $18 million of cumulative minimum pension liability adjustment.

The accompanying notes to financial statements are an integral part of the above statements.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Year Ended December 31,

	2002	2001	2000

Operating Activities
Net income	$355	$145	$403
Exclude:
Discontinued operations	(109)	—	(5)

Income from continuing operations	246	145	398
Adjustments to income from continuing operations:
Depreciation and amortization	496	526	481
Amortization of deferred loan costs	15	15	11
Amortization of hedge premiums	—	2	—
Non-cash portion of restructuring and other special charges (credits), net	(7)	34	—
Non-cash foreign currency losses (gains), net	(33)	(27)	7
Provision for doubtful accounts	27	20	19
Minority equity in net income	2	3	8
Distributions in excess of equity earnings	26	14	13
Gain on sale of VOI notes receivable	(16)	(12)	(14)
Loss (gain) on asset dispositions and impairments, net	(3)	57	(2)
Changes in working capital:
Restricted cash	(58)	1	(38)
Accounts receivable	17	98	(13)
Inventories	14	6	(63)
Accounts payable and accrued expenses	78	11	(53)
Accrued and deferred income taxes	(88)	(90)	22
Other, net	(13)	(48)	35

Cash from continuing operations	703	755	811
Cash from discontinued operations	3	—	3

Cash from operating activities	706	755	814

Investing Activities
Purchases of plant, property and equipment	(300)	(477)	(544)
Proceeds from asset sales, net	65	39	261
Collection (issuance) of notes receivable, net	7	(23)	(12)
Acquisitions, net of acquired cash	(7)	(51)	(284)
Investments	(41)	(77)	(45)
Other, net	(10)	(32)	(35)

Cash used for investing activities	(286)	(621)	(659)

Financing Activities
Revolving credit facility and short-term borrowings, net	(400)	(244)	547
Long-term debt issued	1,964	1,048	231
Long-term debt repaid	(2,017)	(743)	(1,015)
Distributions paid	(40)	(156)	(134)
Share repurchases	—	(96)	(69)
Other, net	66	29	23

Cash used for financing activities	(427)	(162)	(417)

Exchange rate effect on cash and cash equivalents	8	(3)	(23)

Increase (decrease) in cash and cash equivalents	1	(31)	(285)
Cash and cash equivalents — beginning of period	107	138	423

Cash and cash equivalents — end of period	$108	$107	$138

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Interest	$310	$358	$399

Income taxes, net of refunds	$94	$141	$179

The accompanying notes to financial statements are an integral part of the above statements.

STARWOOD HOTELS & RESORTS

CONSOLIDATED BALANCE SHEETS
(In millions, except share data)

	December 31,

	2002	2001

ASSETS
Current assets:
Cash and cash equivalents	$2	$3
Receivable, Corporation	41	35
Prepaid expenses and other	1	1

Total current assets	44	39
Investments, Corporation	848	848
Investments	27	30
Plant, property and equipment, net	4,010	4,201
Long-term receivables, Corporation, net	2,070	1,619
Goodwill and intangible assets, net	223	233
Other assets	8	14

	$7,230	$6,984

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings and current maturities of long-term debt	$9	$36
Accounts payable	8	7
Accrued expenses	24	24
Distributions payable, Corporation	148	—
Distributions payable	170	40

Total current liabilities	359	107
Long-term debt	438	447

	797	554

Minority interest	30	31

Exchangeable units and Class B preferred shares, at redemption value of $38.50	48	48

Commitments and contingencies
Stockholders’ equity:
Class A exchangeable preferred shares; $0.01 par value; authorized 30,000,000 shares; outstanding 493,968 and 549,951 shares at December 31, 2002 and 2001, respectively	—	—
Class A shares of beneficial interest; $0.01 par value; authorized 5,000 shares; outstanding 100 shares at December 31, 2002 and 2001.	—	—
Trust Class B shares of beneficial interest; $0.01 par value; authorized 1,000,000,000 shares; outstanding 199,579,542 and 197,718,872 shares at December 31, 2002 and 2001, respectively	2	2
Additional paid-in capital	7,704	7,697
Distributions in excess of net income	(1,351)	(1,348)

Total stockholders’ equity	6,355	6,351

	$7,230	$6,984

The accompanying notes to financial statements are an integral part of the above statements.

STARWOOD HOTELS & RESORTS

CONSOLIDATED STATEMENTS OF INCOME
(In millions)

	Year Ended December 31,

	2002	2001	2000

Revenues
Equity earnings (losses) from unconsolidated joint ventures and other	$(1)	$3	$3
Rent and interest, Corporation	587	633	692

	586	636	695

Costs and Expenses
Selling, general and administrative	3	3	3
Depreciation	222	206	183
Amortization	—	6	7

	225	215	193

	361	421	502
Interest expense, net	(36)	(37)	(39)
Gain (loss) on asset dispositions and impairments, net	(3)	(3)	1
Income tax expense	(4)	(4)	(1)
Minority equity in net income	(3)	(1)	(3)

Net income	$315	$376	$460

The accompanying notes to financial statements are an integral part of the above statements.

STARWOOD HOTELS & RESORTS

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Year Ended December 31,

	2002	2001	2000

Operating Activities
Net income	$315	$376	$460
Adjustments to net income:
Depreciation and amortization	222	212	190
Amortization of deferred loan costs	1	—	—
Minority equity in net income	3	1	3
Distributions in excess of equity earnings	3	3	3
Loss (gain) on asset dispositions and impairments, net	3	3	(1)
Receivable, Corporation	(446)	(1)	—
Other, net	3	8	(14)

Cash from operating activities	104	602	641

Investing Activities
Purchases of plant, property and equipment	(82)	(169)	(204)
Proceeds from asset sales, net	52	21	54
Acquisitions, net of acquired cash	(7)	(6)	—
Collection (issuance) of notes receivable	2	(10)	73
Other, net	—	—	9

Cash used for investing activities	(35)	(164)	(68)

Financing Activities
Long-term debt issued	—	—	23
Long-term debt repaid	(36)	(35)	(106)
Distributions paid	(40)	(156)	(134)
Distributions paid to Corporation	—	(243)	(338)
Share repurchases	—	(14)	—
Other, net	6	4	(10)

Cash used for financing activities	(70)	(444)	(565)

Increase (decrease) in cash and cash equivalents	(1)	(6)	8
Cash and cash equivalents — beginning of period	3	9	1

Cash and cash equivalents — end of period	$2	$3	$9

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Interest	$35	$36	$33

Income taxes	$4	$4	$1

The accompanying notes to financial statements are an integral part of the above statements.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

AND STARWOOD HOTELS & RESORTS

NOTES TO FINANCIAL STATEMENTS

Note 1.	Basis of Presentation

      The accompanying consolidated financial statements represent (i) Starwood Hotels & Resorts Worldwide, Inc. and its subsidiaries (the “Corporation”), including Sheraton Holding Corporation and its subsidiaries (“Sheraton Holding”) (formerly ITT Corporation) and Starwood Hotels & Resorts and its subsidiaries (the “Trust” and, together with the Corporation, “Starwood” or the “Company”), and (ii) the Trust.

      Starwood is one of the world’s largest hotel and leisure companies. Starwood’s status as one of the leading hotel and leisure companies resulted from the 1998 acquisition of Westin Hotels & Resorts Worldwide, Inc. and certain of its affiliates (“Westin”) (the “Westin Merger”) and the acquisition of ITT Corporation (the “ITT Merger”), renamed Sheraton Holding Corporation (“Sheraton Holding”).

      The Company’s principal business is hotels and leisure, which is comprised of a worldwide hospitality network of more than 700 full-service hotels as well as vacation ownership resorts primarily serving two markets: luxury and upscale.

      On October 1, 1999, the Company completed the acquisition of Starwood Vacation Ownership, Inc. (formerly Vistana, Inc.) (“SVO”), whereby SVO merged with and into a subsidiary of the Corporation and thereby became a wholly owned subsidiary of the Corporation. SVO’s principal operations include the acquisition, development and operation of vacation ownership resorts; marketing and selling vacation ownership interests (“VOIs”) in the resorts; and providing financing to customers who purchase such interests. Starwood considers SVO’s vacation ownership operations to be a separate segment from its hotel business.

      The Trust was formed in 1969 and elected to be taxed as a REIT under the Internal Revenue Code (the “Code”). In 1980, the Trust formed the Corporation and made a distribution to the Trust’s shareholders of one share of common stock, par value $0.01 per share, of the Corporation (a “Corporation Share”) for each common share of beneficial interest, par value $0.01 per share, of the Trust (a “Trust Share”). Until January 6, 1999, the Corporation Shares and Trust Shares were paired on a one-for-one basis and, pursuant to an agreement between the Corporation and the Trust, could be held or transferred only in units (“Paired Shares”) consisting of one Corporation Share and one Trust Share. The Trust is one of the largest real estate investment trusts (“REITs”) in the United States.

      During 1998, Congress enacted tax legislation that had the effect of eliminating the grandfathering for certain interests in real property acquired after March 26, 1998 by a formation of a “paired share REIT.” In response to this legislation, a reorganization of the Corporation and the Trust (the “Reorganization”) was proposed by the Company and was approved by the Corporation and Trust shareholders on January 6, 1999. As a result of the Reorganization, the Trust became a subsidiary of the Corporation, which indirectly holds all outstanding shares of the new Class A shares of beneficial interest in the Trust (“Class A Shares”). Each outstanding Trust Share was converted into one share of the new non-voting Class B shares of beneficial interest in the Trust (a “Class B Share”). The Corporation Shares and the Class B Shares trade together on a one-for-one basis, and pursuant to an agreement between the Corporation and the Trust, may be transferred only in units (“Shares”) consisting of one Corporation Share and one Class B Share. The Reorganization was accounted for as a reorganization of two companies under common control. As such, there was no revaluation of the assets and liabilities of the combining companies. Unless otherwise stated herein, all information with respect to Shares refers to Shares on or since January 6, 1999 and to Paired Shares for periods before January 6, 1999.

      The Corporation, through its subsidiaries, is the general partner of, and held, as of December 31, 2002, an aggregate 98.0% partnership interest in, SLC Operating Limited Partnership (the “Operating Partnership”). The Trust, through its subsidiaries, is the general partner of, and held an aggregate 97.2% partnership interest

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
AND STARWOOD HOTELS & RESORTS

NOTES TO FINANCIAL STATEMENTS — (Continued)

in, SLT Realty Limited Partnership (the “Realty Partnership” and, together with the Operating Partnership, the “Partnerships”) as of December 31, 2002. The units of the Partnerships (“LP Units”) held by the limited partners of the respective Partnerships are exchangeable on a one-for-one basis for Shares. At December 31, 2002, there were approximately 5.8 million LP Units outstanding (including 4.3 million LP Units held by the Corporation). For all periods presented, the LP Units are assumed to have been converted to Shares for purposes of calculating basic and diluted weighted average Shares outstanding.

Note 2.	Significant Accounting Policies

      Principles of Consolidation. The accompanying consolidated financial statements of the Company and the Trust and their subsidiaries include the assets, liabilities, revenues and expenses of majority-owned subsidiaries over which the Company and/or the Trust exercise control, and for which control is other than temporary. Intercompany transactions and balances have been eliminated in consolidation.

      Cash and Cash Equivalents. The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

      Restricted Cash. Restricted cash primarily consists of deposits received on sales of VOIs that are held in escrow until a certificate of occupancy is obtained, the legal rescission period has expired and the deed of trust has been recorded in governmental property ownership records.

      Inventories. Inventories are comprised principally of VOIs of $137 million and $146 million as of December 31, 2002 and December 31, 2001, respectively, and hotel operating supplies. VOI inventory is carried at the lower of cost or net realizable value and includes $4 million, $4 million and $3 million of capitalized interest in 2002, 2001 and 2000, respectively. Operating supplies are generally valued at the lower of cost (first-in, first-out) or market. Potential losses from obsolete and slow-moving inventories are provided for in the current period.

      Loan Loss Reserves. For the hotel segment, the Company measures loan impairment based on the present value of expected future cash flows discounted at the loan’s original effective interest rate or the estimated fair value of the collateral. For impaired loans, the Company establishes a specific impairment reserve for the difference between the recorded investment in the loan and the present value of the expected future cash flows or the estimated fair value of the collateral. The Company applies the loan impairment policy individually to all loans in the portfolio and does not aggregate loans for the purpose of applying such policy. For loans that the Company has determined to be impaired, the Company recognizes interest income on a cash basis.

      For the vacation ownership segment, the Company provides for estimated mortgages receivable cancellations and defaults at the time the VOI sales are recorded with a charge to selling, general administrative and other expenses. The Company performs an analysis of factors such as economic condition and industry trends, defaults, past due aging and historical write-offs of mortgages and contracts receivable to evaluate the adequacy of the allowance.

      Investments. Investments in joint ventures are accounted for using the equity method of accounting when the Company has a 20% to 50% ownership interest or exercises significant influence over the venture. If the Company’s interest exceeds 50% or in certain cases, if the Company exercises control over the venture, the results of the joint venture are consolidated herein. All other investments are generally accounted for under the cost method.

      Equity in earnings of unconsolidated subsidiaries accounted for on the equity basis was $13 million, $20 million and $37 million in 2002, 2001 and 2000, respectively, and is included in hotel and leisure revenues in the accompanying consolidated statements of income.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
AND STARWOOD HOTELS & RESORTS

NOTES TO FINANCIAL STATEMENTS — (Continued)

      The fair market value of investments is based on the market prices for the last day of the period if the investment trades on quoted exchanges. For non-traded investments, fair value is estimated based on the underlying value of the investment, which is dependent on the performance of the companies or ventures in which the Company has invested, as well as the volatility inherent in external markets for these types of investments.

      In assessing potential impairment for these investments, the Company will consider these factors as well as forecasted financial performance of its investees. If these forecasts are not met, the Company may have to record impairment charges. Thus, the carrying value of other investments approximates fair value, which is based on market prices or the value of the underlying collateral.

      Plant, Property and Equipment. Plant, property and equipment, including capitalized interest of $6 million, $7 million and $3 million in 2002, 2001 and 2000, respectively, applicable to major project expenditures, are recorded at cost. The cost of improvements that extend the life of plant, property and equipment are capitalized. These capitalized costs may include structural improvements, equipment and fixtures. Costs for normal repairs and maintenance are expensed as incurred. Depreciation is provided on a straight-line basis over the estimated useful economic lives of 15 to 40 years for buildings and improvements; 3 to 10 years for furniture, fixtures and equipment; 3 to 7 years for information technology software; and equipment and the lesser of the lease term or 40 years for leasehold improvements. Gains or losses on the sale or retirement of assets are included in income when the assets are sold provided there is reasonable assurance of the collectibility of the sales price and any future activities to be performed by the Company relating to the hotel assets sold are insignificant.

      The Company evaluates the carrying value of each of the Company’s assets for impairment. For assets in use, the expected undiscounted future cash flows of the assets are compared to the net book value of the assets. If the expected undiscounted future cash flows are less than the net book value of the assets, the excess of the net book value over the estimated fair value is charged to current earnings. When assets are identified by management as held for sale, the Company discontinues depreciating the assets and estimates the fair value of such assets. If the fair value of the assets which have been identified for sale is less than the net book value of the assets, the carrying value of the assets is reduced to fair value less selling costs. Fair value is determined based upon discounted cash flows of the assets at rates deemed reasonable for the type of property and prevailing market conditions, appraisals and, if appropriate, current estimated net sales proceeds from pending offers.

      Goodwill and Intangible Assets. Goodwill and intangible assets arise in connection with acquisitions, including the acquisition of management contracts. Prior to January 1, 2002, all goodwill and intangible assets with indefinite lives were amortized using the straight-line method over the useful life of the asset. Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” In accordance with this guidance, the Company ceased amortizing goodwill and intangible assets with indefinite lives. Intangible assets with finite lives continue to amortize on a straight-line basis over their respective useful lives. The Company reviews all goodwill and intangible assets for impairment by comparisons of fair value to book value annually, or upon the occurrence of a trigger event. Impairment charges, if any, will be recognized in operating results. In connection with the adoption of this standard, the Company has completed its initial and first annual recoverability tests on goodwill and intangible assets, which did not result in any impairment write-downs.

      Frequent Guest Program. Starwood Preferred Guest® (“SPG”) is the Company’s frequent guest incentive marketing program. SPG members earn points based on their spending at the Company’s properties, including purchases of VOIs, and, to a lesser degree, through participation in affiliated partners’ programs,

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
AND STARWOOD HOTELS & RESORTS

NOTES TO FINANCIAL STATEMENTS — (Continued)

such as those offered by airlines. Points can be redeemed at most Company owned, leased, managed and franchised properties.

      SPG is provided as a marketing program to the Company’s properties, including as incentives to first time buyers of VOIs. The cost of operating the program, including the estimated cost of award redemption, is charged to properties based on members’ qualifying expenditures. Revenue is recognized by participating hotels and resorts when points are redeemed for hotel stays.

      The Company, through the services of third-party actuarial analysts, determines the fair value of the future redemption obligation based on statistical formulas which project timing of future point redemption based on historical experience, including an estimate of the “breakage” for points that will never be redeemed, and an estimate of the points that will eventually be redeemed. These factors determine the required liability for outstanding points. The Company’s management and franchise agreements require that the Company be reimbursed currently for the costs of operating the program, including marketing, promotion, communications with, and performing member services for the SPG members. Actual expenditures for SPG may differ from the actuarially determined liability.

      The liability for the SPG program is included in other long-term liabilities and accrued expenses in the accompanying consolidated balance sheets. The total actuarially determined liability as of December 31, 2002 and 2001 is $175 million and $159 million, respectively.

      Legal Contingencies. The Company is subject to various legal proceedings and claims, the outcomes of which are subject to significant uncertainty. SFAS No. 5, “Accounting for Contingencies,” requires that an estimated loss from a loss contingency should be accrued by a charge to income if it is probable that an asset has been impaired or a liability has been incurred and the amount of the loss can be reasonably estimated. Disclosure of a contingency is required if there is at least a reasonable possibility that a loss has been incurred. The Company evaluates, among other factors, the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of loss. Changes in these factors could materially impact the Company’s financial position or its results of operations.

      Derivative Financial Instruments. Effective January 1, 2001, the Company adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities,” which established new accounting rules and disclosure requirements for most derivative instruments and hedging activities. The adoption of SFAS No. 133, as amended, resulted in an initial reduction of other comprehensive income of approximately $6.2 million but did not impact earnings. The Company enters into interest rate swap agreements to manage interest rate exposure. The net settlements paid or received under these agreements are accrued consistent with the terms of the agreements and are recognized in interest expense over the term of the related debt. The related fair value of the swaps is included in other liabilities or assets.

      The Company enters into foreign currency forward contracts as a means of hedging exposure to foreign currency fluctuations. All foreign currency forward contracts have an inverse correlation to the hedged items and are designated as, and considered effective as, hedges of the underlying assets or liabilities. Changes in the value of the derivative instruments designated as hedges of foreign currency denominated assets and liabilities are classified in the same manner as the classification of the changes in the underlying assets and liabilities. Discounts or premiums related to the contracts are recognized in income over the life of the contract.

      The Company does not enter into derivative financial instruments for trading or speculative purposes and monitors the financial stability and credit standing of its counterparties.

      Foreign Currency Translation. Balance sheet accounts are translated at the exchange rates in effect at each year-end and income and expense accounts are translated at the average rates of exchange prevailing

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
AND STARWOOD HOTELS & RESORTS

NOTES TO FINANCIAL STATEMENTS — (Continued)

during the year. The national currencies of foreign operations are generally the functional currencies. Gains and losses from foreign exchange and the effect of exchange rate changes on intercompany transactions of a long-term investment nature are generally included as a separate component of stockholders’ equity. Gains and losses from foreign exchange of intercompany receivables and payables that are not of a long-term investment nature are reported currently in costs and expenses and amounted to a gain (loss) of $33 million, $27 million and $(7) million in 2002, 2001 and 2000, respectively. The $33 million gain in 2002 includes a $30 million gain recorded in selling, general, administrative and other expenses related to the mark-to-market of U.S. dollar intercompany receivables in Argentina as a result of the devaluation of the Argentine Peso. The $27 million gain in 2001 includes a $24 million gain from the same U.S. dollar Argentine intercompany receivables. Gains and losses from foreign currency transactions are reported currently in costs and expenses and were insignificant for all periods presented.

      Income Taxes. SFAS No. 109, “Accounting for Income Taxes,” establishes financial accounting and reporting standards for the effect of income taxes. The objectives of accounting for income taxes are to recognize the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in an entity’s financial statements or tax returns. Judgment is required in assessing the future tax consequences of events that have been recognized in the Company’s financial statements or tax returns.

      Under the asset and liability method of accounting for income taxes, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets, including net operating loss carryforwards, and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in earnings in the period when the new rate is enacted.

      The Trust has elected to be treated as a REIT under the provisions of the Code. As a result, the Trust is not subject to federal income tax on its taxable income at corporate rates provided it distributes annually all of its taxable income to its shareholders and complies with certain other requirements.

      Earnings Per Share. The following represents a reconciliation of basic earnings per Share to diluted earnings per Share for income from continuing operations (in millions, except per Share data):

	Year Ended December 31,

	2002			2001			2000

	Earnings	Shares	Per Share	Earnings	Shares	Per Share	Earnings	Shares	Per Share

Basic earnings from continuing operations	$246	201	$1.22	$145	201	$0.72	$398	202	$1.98
Effect of dilutive securities:
Employee options and restricted stock awards	—	4		—	5		—	3

Diluted earnings from continuing operations	$246	205	$1.20	$145	206	$0.70	$398	205	$1.95

      Included in the Basic Share numbers for the year ended December 31, 2002, 2001 and 2000 are approximately 2 million, 2 million and 6 million shares, respectively, of Class A EPS and Class B EPS.

      Stock-Based Compensation. The Company has three stock-based employee long term incentive plans, which are described in Note 16. Stock Incentive Plans. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25 “Accounting for Stock Issued to Employees”

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
AND STARWOOD HOTELS & RESORTS

NOTES TO FINANCIAL STATEMENTS — (Continued)

and related interpretations. No stock-based employee compensation cost is reflected in net income as all options granted to employees under these plans have an exercise price equal to the fair value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per Share if the Company had applied the fair value recognition provisions of FASB Statement No. 123 “Accounting for Stock-Based Compensation” to stock-based employee compensation:

	Year Ended December 31,

	2002	2001	2000

	(in millions, except
	per Share data)
Net income, as reported	$355	$145	$403
Deduct: SFAS No. 123 compensation cost	(112)	(103)	(92)
Tax effect	39	36	32

Proforma net income	$282	$78	$343

Earnings per Share:
Basic, as reported	$1.76	$0.72	$2.00

Basic, proforma	$1.40	$0.39	$1.70

Diluted, as reported	$1.73	$0.70	$1.97

Diluted, proforma	$1.38	$0.37	$1.68

Average Black Scholes Assumptions:
Dividend Yield	2.7%	2.2%	2.4%
Volatility	46%	47%	46%
Risk-free rate	3.1%	4.3%	6.5%
Expected life	3 yrs	3 yrs	3 yrs

      The weighted average fair value per Share of options granted in 2002, 2001 and 2000 was $13.58, $17.45 and $13.38, respectively, using the assumptions noted in the table above.

      Revenue Recognition. The Company’s revenues are primarily derived from the following sources: (1) hotel and resort revenues at the Company’s owned, leased and consolidated joint venture properties; (2) management and franchise fees; (3) vacation ownership revenues; and (4) other revenues which are ancillary to the Company’s operations. Generally, revenues are recognized when the services have been rendered. The following is a description of the composition of revenues for the Company:

•	Owned, Leased and Consolidated Joint Ventures — Represents revenue primarily derived from hotel operations, including the rental of rooms and food and beverage sales, from a worldwide network of owned, leased or consolidated joint venture hotels and resorts operated primarily under the Company’s proprietary brand names including St. Regis, The Luxury Collection, Sheraton, Westin, W and Four Points by Sheraton. Revenue is recognized when rooms are occupied and services have been rendered.

•	Management and Franchise Fees — Represents fees earned on hotels managed worldwide, usually under contracts with the hotel owner, and franchise fees received in connection with the franchise of the Company’s Sheraton, Westin, Four Points by Sheraton and Luxury Collection brand names. Management fees are comprised of a base fee, which is generally based on a percentage of gross revenues, and an incentive fee, which is generally based on the property’s profitability. Base fee revenues are recognized when earned in accordance with the terms of the contract. For any time during the year, incentive fees are recognized for the fees due and earned as if the contract was terminated at

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
AND STARWOOD HOTELS & RESORTS

NOTES TO FINANCIAL STATEMENTS — (Continued)

that date, exclusive of any termination fees due or payable. Franchise fees are generally based on a percentage of hotel room revenues and are recognized in accordance with SFAS No. 45, “Accounting for Franchise Fee Revenue,” as the fees are earned and become due from the franchisee. Management and franchise fees are recognized in other hotel and leisure revenues in the consolidated statements of income.

•	Vacation Ownership — The Company recognizes revenue from VOI sales in accordance with SFAS No. 66, “Accounting for Sales of Real Estate.” The Company recognizes sales when a minimum of 10% of the purchase price for the VOI has been received in cash, the period of cancellation with refund has expired and receivables are deemed collectible. For sales that do not qualify for full revenue recognition as the project has progressed beyond the preliminary stages but has not yet reached completion, all revenue and profit are initially deferred and recognized in earnings through the percentage-of-completion method. Vacation ownership revenues are recognized in other hotel and leisure revenues in the consolidated statements of income. From time to time, the Company may also securitize or sell its VOI receivables. These securitizations are accounted for as sales transactions under the guidance of SFAS No. 140.

      Insurance Retention. Through its captive insurance company, the Company provides insurance coverage for workers’ compensation, property and general liability claims arising at hotel properties owned or managed by the Company through policies written directly and through assumed reinsurance arrangements. Estimated insurance claims payable represent outstanding claims and those estimated to have been incurred but not reported based upon historical loss experience. Actual costs may vary from estimates based on trends of losses for filed claims and claims estimated to be incurred but not yet filed. Estimated costs of these self-insurance programs are accrued, based on the analysis of third-party actuaries.

      Costs Incurred to Sell Vacation Ownership Interests. The Company capitalizes direct costs attributable to the sale of VOIs until the sales are recognized. Selling and marketing costs capitalized under this methodology were approximately $9 million and $1 million as of December 31, 2002 and 2001, respectively, and all such capitalized costs are included in other assets in the accompanying consolidated balance sheets. Costs eligible for capitalization follow the guidelines of SFAS No. 67 “Accounting for Costs and Initial Rental Operation of Real Estate Projects”. If a contact is cancelled, the Company charges the unrecoverable direct selling and marketing costs to expense, and records deposits forfeited as income.

      VOI Inventory Costs. Real estate and development costs are valued at the lower of cost or net realizable value. Development costs include both hard and soft construction costs and together with real estate costs are allocated to VOIs on the relative sales value method. Interest, taxes and other carrying costs incurred during the construction process are capitalized as incurred. Such costs associated with completed VOI units are expensed as incurred.

      Beneficial and Retained Interests. The Company periodically sells notes receivable originated by our vacation ownership business in connection with the sale of VOIs. The Company retains interests in the assets transferred to qualified and non-qualified special purpose entities which are accounted for as over-collateralizations and interest only strips. These Beneficial or Retained Interests are treated as “trading” for transactions prior to 2002 and “available-for-sale” for transactions thereafter under the provisions of SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities.” The Company reports changes in the fair values of these Beneficial or Retained Interests through the accompanying consolidated statement of income for trading securities and through the accompanying consolidated statement of comprehensive income for available-for-sale securities. The Company had Beneficial and Retained Interests of $47 million and $31 million at December 31, 2002 and 2001, respectively.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
AND STARWOOD HOTELS & RESORTS

NOTES TO FINANCIAL STATEMENTS — (Continued)

      Use of Estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

      Reclassifications. Certain reclassifications have been made to the prior years’ financial statements to conform to the current year presentation.

      Impact of Recently Issued Accounting Standards. In January 2003, the FASB issued Financial Interpretation (“FIN”) No. 46, “Consolidation of Variable Interest Entities” (VIE’s) in an effort to expand and clarify existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities and activities of another entity. FIN 46 is effective immediately for all enterprises with variable interests in VIE’s created after January 31, 2003. FIN 46 provisions must be applied to variable interests in VIE’s created before February 1, 2003 from the beginning of the third quarter of 2003. If an entity is determined to be a VIE, it must be consolidated by the enterprise that absorbs the majority of the VIE’s expected losses if they occur, receives a majority of the VIE’s expected residual returns if they occur, or both. Where it is reasonably possible that the company will consolidate or disclose information about a VIE, the company must disclose the nature, purpose, size and activity of the VIE and the company’s maximum exposure to loss as a result of its involvement with the VIE in all financial statements issued after January 31, 2003.

      The Company does not believe that it is reasonably possible that the adoption of FIN 46 will result in the consolidation of any previously unconsolidated entities. The adoption of FIN 46 may result in additional disclosure about a limited number of investments in VIE’s. The Company does not expect such disclosure to be material.

      FIN 46 does not apply to qualifying special purpose entities, such as those typically used by the Company to sell notes receivable originated by the vacation ownership business in connection with the sale of VOIs. These qualifying special purpose entities will continue to be accounted for in accordance with SFAS No. 140.

      In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure”. This statement addresses transition methodologies for companies who intend to adopt the fair valuation methodology of SFAS No. 123 for their employee stock-based compensation, as well as additional annual and quarterly disclosure requirements for stock-based compensation. Starwood has incorporated the new disclosure requirements into Note 2 and Note 15 of this document.

      In November 2002, the FASB issued FIN No. 45 “Guarantor Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”. This interpretation modifies the accounting treatment for certain guarantees and is effective for all guarantees issued or modified after December 31, 2002. The new disclosure rules are effective for interim or annual periods ending after December 15, 2002. The Company has incorporated the disclosure requirements into this filing and will be monitoring its new guarantees for compliance. FIN No. 45 is not expected to have a material impact on the Company.

      In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. This statement addresses financial accounting and reporting for costs associated with exit or disposal activities. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The Company does not believe that the adoption of SFAS No. 146 will have a material impact on its consolidated financial position or cash flows; however it may affect the timing of recognizing future restructuring costs.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
AND STARWOOD HOTELS & RESORTS

NOTES TO FINANCIAL STATEMENTS — (Continued)

      In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections.” This statement eliminates the requirement to classify all gains and losses related to the extinguishment of debt as extraordinary items. As a result, such gains and losses may only be classified as extraordinary if they are both unusual and infrequent. The Company has elected to adopt the rules early. In connection with the early extinguishment of debt in April 2002 and the refinancing of the credit facility in October 2002, the Company incurred charges of approximately $30 million, $23 million of which was associated with the termination of interest rate swap agreements discussed in Note 17. The Company recorded these charges in interest expense in 2002. The Company also reclassified early debt extinguishment costs of $9 million and $3 million for 2001 and 2000, respectively, which were previously recorded as extraordinary items.

      In response to a FASB staff announcement in November 2001, and in accordance with the Emerging Issues Task Force (“EITF”) Abstract 01-14 “Income Statement Characterization of Reimbursements received for “Out-Of-Pocket’ Expenses Incurred” which was issued in January 2002, the Company began recording the reimbursements of costs incurred on behalf of managed hotel properties and franchisees received as other revenues from managed and franchised properties and the costs incurred on behalf of managed hotel property owners and franchisees as other expenses from managed and franchised properties in the first quarter of 2002. These costs relate primarily to payroll costs at managed properties where the Company is the employer. Comparative financial statements for the prior periods were reclassified to conform with the presentation in the 2002 financial statements. Since the reimbursements are made based upon the costs incurred with no added margin, the adoption of this guidance has no effect on the operating income, total or per Share net income, cash flows or financial position of the Company.

      In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” The rules apply to the classification and impairment analysis conducted on long-lived assets other than intangible assets and became effective January 1, 2002. The rules provide a single accounting treatment for the impairment of long-lived assets and implementation guidance regarding impairment calculations. This statement also modifies accounting and disclosure requirements for discontinued operations. The adoption of SFAS No. 144 did not have a material impact on the Company.

      Effective January 1, 2002, the Company adopted SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” In accordance with this guidance, the Company has ceased amortizing goodwill and intangible assets with indefinite lives. Intangible assets with finite lives continue to amortize on a straight-line basis over their respective useful lives. Adoption of this standard did not result in any impairment write-downs.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
AND STARWOOD HOTELS & RESORTS

NOTES TO FINANCIAL STATEMENTS — (Continued)

      Net income, basic earnings per Share and diluted earnings per Share for the years ended December 31, 2002, 2001 and 2000, respectively, adjusted to exclude amortization expense no longer required due to the adoption of SFAS No. 142, are as follows (net of tax, in millions, except per Share data):

	Year Ended December 31,

	2002	2001	2000

Reported net income	$355	$145	$403
Add back: goodwill amortization	—	57	59
Add back: trademarks and trade names amortization	—	5	5

Adjusted net income	$355	$207	$467

Reported earnings per Share — basic	$1.76	$0.72	$2.00
Add back: goodwill amortization	—	0.28	0.29
Add back: trademarks and trade names amortization	—	0.03	0.03

Adjusted earnings per Share — basic	$1.76	$1.03	$2.32

Reported earnings per Share — diluted	$1.73	$0.70	$1.97
Add back: goodwill amortization	—	0.28	0.28
Add back: trademarks and trade names amortization	—	0.03	0.03

Adjusted earnings per Share — diluted	$1.73	$1.01	$2.28

Note 3.     Acquisitions

      Acquisition of Westin Savannah Harbor Resort and Spa. In July 2002, the Company acquired a 49% interest in the 403 room Westin Savannah Harbor Resort and Spa for $25 million in connection with the restructuring of the indebtedness of that property. See Note 18, Related Party Transactions for further detail regarding the ownership structure of this resort.

      Acquisition of Sheraton Centre Toronto. In April 2001, the Company completed the acquisition of the remaining 50% interest not previously owned by the Company in the 1,377-room Sheraton Centre Toronto for approximately $48 million based on exchange rates at the time. The Company accounted for the acquisition as a step acquisition in accordance with Accounting Principles Board (“APB”) Opinion No. 16, “Business Combinations.” The results of the acquisition have been included in the accompanying consolidated financial statements since the acquisition date.

      Acquisition of Royal Orchid Hotel. In April 2001, the Company completed the acquisition of 44% of an entity, which owns the 740 room Royal Orchid Hotel in Bangkok, Thailand for approximately $27 million based on the exchange rates at the time.

      Acquisition of CIGA S.p.A. In June 2000, the Company completed the acquisition of the minority ownership interest of CIGA S.p.A. (“CIGA”) not previously owned by Starwood. The aggregate purchase price of the incremental shares was approximately $312 million based on the exchange rates at the time. The Company accounted for the acquisition of the outstanding CIGA shares as a step acquisition in accordance with APB Opinion No.16, resulting in an allocation to property and goodwill of approximately $102 million. The results of the acquisition have been included in the accompanying consolidated financial statements since the acquisition date.

      The pro forma effect on the Company’s revenues, net income and earnings per Share, as though these acquisitions occurred as of January 1 of the respective years, is not material.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
AND STARWOOD HOTELS & RESORTS

NOTES TO FINANCIAL STATEMENTS — (Continued)

Note 4.     Gain (Loss) on Asset Dispositions and Impairments, Net

      During 2002, the Company sold two hotels for net proceeds of $51 million. The Company recorded a net loss on these sales of $3 million in 2002.

      In September 2002, the Company sold its 2% investment in Interval International, a timeshare exchange company. The Company received gross proceeds of approximately $8 million as a result of this sale and recorded a pretax gain of approximately $6 million.

      In 2001, the Company sold one hotel for net proceeds of $21 million. No gain or loss on the sale of this hotel was recorded in 2001.

      Due to the September 11, 2001 terrorist attacks in New York, Washington, D.C. and Pennsylvania (the “September 11 Attacks”) and the weakening of the U.S. economy, the Company conducted a comprehensive review of the carrying value of certain assets for potential impairment. As a result, the Company recorded a net charge relating primarily to the impairment of certain investments in the fourth quarter of 2001 totaling $57 million.

      In 2000, the Company recorded a net gain of $2 million primarily related to seven hotel sales.

Note 5.     Asset Securitizations

      At December 31, 2002 and 2001, the Company has approximately $204 million and $190 million, respectively, in vacation ownership notes receivable, representing receivables from over 20,000 customers. From time to time, the Company securitizes or sells these vacation ownership notes receivable.

      The Company accounts for its notes receivable securitizations and sales as transactions in accordance with SFAS No. 140. The Company accounted for both of the transactions described below as SFAS No. 140 sales.

      During 2002, the Company sold, without recourse, through a special purpose entity (the “SPE”), notes receivable originated in connection with the sale of vacation ownership interests (“VOIs”) (“the 2002 Note Sales”). The Company continues to service the sold notes. This sale and servicing arrangement was negotiated on an arms-length basis based on market conditions. The Company has retained an interest (the “Retained Interests”) in the sold notes that is economically equivalent to over-collateralization and an interest-only strip that provides credit enhancement to the third-party purchaser of the notes. The Company’s right to receive cash flows from the Retained Interests is limited to cash available after paying the SPE’s financing expenses, program fees and absorbing credit losses related to the sold notes. Net cash proceeds received from this sale of notes receivable were approximately $120 million. Gains from the sale of these notes totaled $14 million for the year ended December 31, 2002 and are included in other hotel and leisure revenues in the consolidated statements of income.

      The key assumptions used in measuring the fair value of the Retained Interests at the time of the sale were as follows: discount rate of 14%; annual prepayments, which yields an average expected life of prepayable notes receivable of 86 months; and expected annual gross credit losses of 2.2%.

      During 2001, the Company sold, without recourse, through a bankruptcy-remote qualified special purpose entity (the “QSPE”), the beneficial interest in notes receivable originated in connection with the sale of VOIs (the “2001 Securitizations”). The Company continues to service the notes. This sale and servicing arrangement was negotiated on an arms-length basis based on market conditions. The Company’s retained interests in the 2001 Securitizations is in the form of a security (the “Beneficial Interests”) that is equivalent to over-collateralization and an interest-only strip, which provides credit enhancement to the third party investors in the QSPE. The Company’s right to receive cash flows from the Beneficial Interests is limited to

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
AND STARWOOD HOTELS & RESORTS

NOTES TO FINANCIAL STATEMENTS — (Continued)

cash available after paying the QSPE’s financing expenses, program fees and absorbing the QSPE’s credit losses related to the sold notes. Gains from the 2001 Securitizations totaled $10 million for the year ended December 31, 2001 and are included in other hotel and leisure revenues in the consolidated statements of income.

      At December 31, 2002, $142 million of principal amounts of notes is outstanding under the 2001 Securitizations and an additional $118 million of principal amounts of notes is outstanding under the 2002 Note Sales. Delinquencies of more than 90 days on these receivables at December 31, 2002 amounted to approximately $4.8 million and $2.0 million for the 2001 Securitizations and 2002 Note Sales, respectively.

      Under the 2001 Securitizations and 2002 Note Sales, the Company has an option to repurchase defaulted notes (as defined) included in the transactions for their outstanding principal amounts. The Company has been able to resell vacation ownership interests underlying the loans that it repurchased under these provisions without incurring significant losses, resulting in additional gains of approximately $2 million and $300,000 in 2002 and 2001, respectively.

      At the time of the 2001 Securitizations and 2002 Note Sales and at the end of each financial reporting period, the Company estimates the fair value of its Beneficial and Retained Interests using a discounted cash flow model. All assumptions used in the models are reviewed and updated, if necessary, based on current trends and historical experience. The Beneficial and Retained Interests are classified as either “trading” or “available-for-sale” securities in accordance with the provisions of SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” and SFAS No. 140. The Beneficial Interests from the 2001 Securitizations are classified as trading, with changes in fair value reported through operating results. The Retained Interests from the 2002 sale of notes receivable are classified as available-for-sale, with changes in fair value reported through equity in other comprehensive income. During 2002, the Company changed its assumption for the 2001 Securitizations discount rate from the initial rate of 16% to 14%, bringing its rates in line with comparable industry assumptions. The change did not have a material impact on the Beneficial Interest balance.

      During 2000, the Company sold without recourse through SPEs notes receivable originated by the Company’s vacation ownership operations in connection with the sale of VOIs. The Company held retained interests in these mortage-receivable sales, whose rights were limited to cash available after paying the related SPE’s financing expenses, program fees and absorbing the related SPE’s credit losses. Gains from such sales totaled $14 million in 2000 and are included in other hotel and leisure revenues in the consolidated statements of income. In connection with the 2001 Securitizations discussed above, the Company repurchased all existing receivables under the 2000 SPEs.

      The Company has completed a sensitivity analysis on the net present value of the Beneficial and Retained Interests to measure the change in value associated with independent changes in individual key variables. The methodology used applied unfavorable changes that would be considered statistically significant for the key variables of prepayment rate, discount rate and expected gross credit losses. The net present value of Beneficial and Retained Interests at December 31, 2002 was approximately $24.9 million and approximately

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
AND STARWOOD HOTELS & RESORTS

NOTES TO FINANCIAL STATEMENTS — (Continued)

$22.5 million, respectively. The decrease in value of the Beneficial and Retained Interests as a result of various changes in key variables are as follows (in millions):

	Beneficial	Retained
	Interests	Interests

Annual prepayment:
100 basis points — dollars	$0.1	$0.1
100 basis points — percentage	0.6%	0.6%
200 basis points — dollars	$0.3	$0.3
200 basis points — percentage	1.1%	1.3%
Discount Rate:
100 basis points — dollars	$0.4	$0.5
100 basis points — percentage	1.7%	2.0%
200 basis points — dollars	$0.8	$0.9
200 basis points — percentage	3.4%	4.0%
Gross Annual Rate of Credit Losses:
100 basis points — dollars	$1.5	$1.8
100 basis points — percentage	5.9%	7.9%
200 basis points — dollars	$2.9	$3.5
200 basis points — percentage	11.6%	15.5%

Note 6.     Discontinued Operations

      During 2002, the Company recorded an after tax gain of $109 million from discontinued operations primarily related to the issuance of new Internal Revenue Service (“IRS”) regulations in early 2002, which allowed the Company to recognize a $79 million tax benefit from a tax loss on the 1999 sale of Caesars World, Inc. The tax loss was previously disallowed under the old regulations. In addition, the Company recorded a $25 million gain resulting from an adjustment to the Company’s tax basis in ITT World Directories, a subsidiary which was disposed of in early 1998 through a tax deferred reorganization. The increase in the tax basis has the effect of reducing the deferred tax charge recorded on the disposition in 1998. This gain also included the reversal of $5 million (after tax) of liabilities set up in conjunction with the sale of the gaming segment that are no longer required as the related contingencies have been resolved.

      On June 23, 2000, the sale of the Desert Inn Resort & Casino (the “Desert Inn”) was completed. This sale constituted the disposition of Starwood’s remaining gaming operations. In 1999, the Company provided for losses on the disposal of the Desert Inn of $9 million (net of a $5 million tax benefit), primarily as a result of anticipated operating losses prior to the sale. During 2000, the Company reversed $5 million (after-tax) of the amount previously provided related to this disposition following the finalization of the purchase price with the buyers.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
AND STARWOOD HOTELS & RESORTS

NOTES TO FINANCIAL STATEMENTS — (Continued)

      Summary financial information of the discontinued gaming operations is as follows (in millions):

Period from
January 1, 2000
to June 23, 2000

Income Statement Data
Revenues	$57
Operating loss	$(3)
Interest expense, including allocated interest	$(6)
Income tax benefit	$1
Loss from discontinued operations	$(8)

Note 7.     Goodwill and Intangible Assets

      Prior to the adoption of SFAS No. 142, goodwill and trademarks and trade names were amortized on a straight-line basis over a 40-year period. Effective January 1, 2002, goodwill and trademarks and trade names, which are deemed intangible assets with an indefinite life, were no longer amortized. Intangible assets associated with management and franchise contracts are amortized on a straight-line basis over the initial life of the respective contract.

      The changes in the carrying amount of goodwill for the year ended December 31, 2002 are as follows (in millions):

		Vacation
		Ownership
	Hotel Segment	Segment	Total

Balance at January 1, 2002	$2,224	$242	$2,466
Purchase accounting adjustment	(57)	(1)	(58)
Cumulative translation adjustment	19	—	19
SFAS No. 142 implementation adjustment	(223)	—	(223)
Other	(4)	—	(4)

Balance at December 31, 2002	$1,959	$241	$2,200

      Intangible assets consisted of the following (in millions):

	December 31,

	2002	2001

Trademarks and trade names	$226	$226
Management and franchise agreements	147	143
Other	64	57

	437	426
Accumulated amortization	(67)	(67)

	$370	$359

      During the first quarter of 2002, in connection with the implementation of SFAS No. 142, the carrying amount of certain intangible assets were reclassified to goodwill, and the related deferred tax liabilities established in 1999 of $223 million, were also reclassified to goodwill resulting in a reduction of such amounts. As a result of changes to IRS regulations, goodwill was further reduced by $57 million due primarily to the

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
AND STARWOOD HOTELS & RESORTS

NOTES TO FINANCIAL STATEMENTS — (Continued)

reversal of $49 million of tax accruals set up in conjunction with the acquisition of Westin Hotels & Resorts Worldwide, Inc. in January 1998 and an $8 million reduction in a deferred tax asset valuation allowance.

      Amortization expense of $13 million, $12 million and $7 million, respectively, related to intangible assets with finite lives was recorded during the years ended December 31, 2002, 2001 and 2000. Amortization expense relating to these assets is expected to be $13 million each of the fiscal years 2003 through 2008.

Note 8.     Restructuring and Other Special Charges (Credits)

      The Company had remaining accruals related to restructuring charges of $86 million at December 31, 2002 and $98 million at December 31, 2001, of which $21 million is included in other liabilities in the accompanying December 31, 2002 and 2001 consolidated balance sheets. The following tables summarize restructuring and other special charges activity during the years ended December 31, 2002 and 2001 (there was no restructuring or special charge activity in 2000):

	Noncash	Cash	Expenditures	Total Charge
	Charges	Expenditures	Accrued	(Credit)

Year Ended December 31, 2002
Restructuring credits	$—	$(1)	$—	$(1)

Other special credits:
Adjustments to receivables previously written down	$—	$—	$(3)	$(3)
Adjustments to e-business investments previously written down	—	—	(3)	(3)

Total other special credits	$—	$—	$(6)	$(6)

Year Ended December 31, 2001
Restructuring charges (credits)	$	$	$	$
Adjustments to receivables previously written down	—	—	(20)	(20)
Severance	—	15	—	15

Total restructuring charges (credits)	$—	$15	$(20)	$(5)

Other special charges:
Write-down of e-business investments	$—	$—	$23	$23
Receivables write-offs	—	—	17	17
Employee retention costs	—	—	11	11
Write-off costs for abandoned development project	—	—	3	3
Other	—	—	1	1

Total other special charges	$—	$—	$55	$55

      2002 Restructuring and Other Special Credits. During the year ended December 31, 2002, the Company recorded reversals of restructuring charges of $1 million and reversals of other special charges of $6 million. The reversal of the restructuring charge relates to an adjustment to the severance liability established in connection with the cost containment efforts following September 11 Attacks based on actual costs incurred. The reversal of the other special charges primarily related to sales of investments in certain e-business ventures previously deemed impaired and the collections of receivables which were previously deemed uncollectible.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
AND STARWOOD HOTELS & RESORTS

NOTES TO FINANCIAL STATEMENTS — (Continued)

      2001 Restructuring and Other Special Charges (Credits). Due to the September 11 Attacks and the weakening of the U.S. economy, in the third and fourth quarter of 2001, the Company implemented a cost reduction plan and conducted a comprehensive review of the carrying value of certain assets for potential impairment, resulting in 2001 restructuring charges of $15 million and noncash other special charges aggregating approximately $36 million. The restructuring charges were primarily for severance costs incurred as part of the cost reduction plan. The other special charges consisted primarily of employee retention costs associated with the accelerated vesting of 50% of restricted stock awards granted in February 2001 (approximately $11 million); bad debt expense associated with receivables no longer deemed collectible (approximately $17 million); impairments of certain investments and other assets (approximately $5 million); and abandoned pursuit projects (approximately $3 million).

      In addition, in early 2001, the Company wrote down its investments in various e-business ventures by approximately $19 million based on the market conditions for the technology sector at the time and management’s assessment that impairment of these investments was other-than-temporary. This special charge was offset by the reversal of a $20 million bad debt restructuring charge taken in 1998 relating to a note receivable, which is now fully performing.

Note 9.     Plant, Property and Equipment

      Plant, property and equipment consisted of the following (in millions):

	December 31,

	2002	2001

Land and improvements	$1,382	$1,354
Buildings and improvements	6,585	6,434
Furniture, fixtures and equipment	1,918	1,727
Construction work in process	162	160

	10,047	9,675
Less accumulated depreciation and amortization	(2,297)	(1,840)

	$7,750	$7,835

Note 10.     Accrued Expenses

      Accrued expenses include accrued distributions of $170 million and $40 million at December 31, 2002 and 2001, respectively. Accrued expenses also include the current portion of insurance reserves and SPG point liability and other marketing accruals and other restructuring reserves as discussed in Notes 2 and 8.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
AND STARWOOD HOTELS & RESORTS

NOTES TO FINANCIAL STATEMENTS — (Continued)

Note 11.     Income Taxes

      Income tax data from continuing operations of the Company is as follows (in millions):

	Year Ended December 31,

	2002	2001	2000

Pretax income
U.S.	$169	$66	$434
Foreign	83	125	173

	$252	$191	$607

Provision (benefit) for income tax
Current:
U.S. federal	$(14)	$57	$71
State and local	(3)	8	9
Foreign	76	70	95

	$59	$135	$175

Deferred:
U.S. federal	$(32)	$(91)	$19
State and local	(4)	—	—
Foreign	(19)	(1)	7

	(55)	(92)	26

	$4	$43	$201

      No provision has been made for U.S. taxes payable on undistributed foreign earnings amounting to approximately $142 million as of December 31, 2002, since these amounts are permanently reinvested.

      Deferred income taxes represent the tax effect of the differences between the book and tax bases of assets and liabilities. Deferred tax assets (liabilities) include the following (in millions):

	December 31,

	2002	2001

Plant, property and equipment	$(605)	$(665)
Intangibles	(155)	(383)
Allowances for doubtful accounts and other reserves	180	212
Employee benefits	59	66
Deferred gain on ITT World Directories disposition	(551)	(576)
Net operating loss and tax credit carryforwards	318	247
Deferred income	(145)	(125)
Other	(58)	(35)

	(957)	(1,259)
Less valuation allowance	(29)	(55)

Deferred income taxes	$(986)	$(1,314)

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
AND STARWOOD HOTELS & RESORTS

NOTES TO FINANCIAL STATEMENTS — (Continued)

      At December 31, 2002, the Company had net operating loss and tax credit carryforwards of approximately $817 million and $20 million, respectively, for federal income tax purposes. Substantially all operating loss carryforwards, available to provide future tax benefits, expire between 2018 and 2022.

      The Company establishes valuation allowances in accordance with the provisions of SFAS No. 109. During 2002, the Company reduced the valuation allowance applied against its federal net operating loss carryforward by approximately $26 million based on future taxable income projections and certain tax planning strategies. As discussed previously approximately $8 million of the adjustment to the valuation allowance was recorded as a reduction to goodwill.

      In February 1998, the Company disposed of ITT World Directories. Through December 31, 2002, the Company has recorded $551 million of income taxes relating to this transaction, which are included in deferred income taxes in the accompanying consolidated balance sheets. While the Company strongly believes this transaction was completed on a tax-deferred basis, this position is currently being challenged by the IRS. The results of this challenge are unpredictable. If this transaction were deemed fully taxable in 1998, then the Company’s federal tax liability would be approximately $499 million, plus interest, and would be partially offset by the Company’s net operating loss discussed above. The Company plans to vigorously defend its position in this matter.

      A reconciliation of the tax provision of the Company at the U.S. statutory rate to the provision for income tax as reported is as follows (in millions):

	Year Ended December 31,

	2002	2001	2000

Tax provision at U.S. statutory rate	$88	$67	$214
U.S. state and local income taxes	(5)	5	6
Exempt Trust income	(60)	(57)	(49)
Tax on repatriation of foreign earnings	15	13	21
Foreign tax rate differential	13	10	14
Non-deductible goodwill	—	16	16
Settlement of audits	(30)	—	—
Reduction of valuation allowance	(18)	(10)	(18)
Other	1	(1)	(3)

Provision for income tax	$4	$43	$201

      During 2002, the IRS completed its audits of various tax returns of the Company for tax periods dating back to 1993. As a result of the completion of these audits, the Company recorded a tax benefit in the fourth quarter of 2002 of approximately $30 million, which consists of $17 million in expected refunds, offset by a $5 million reduction to the Company’s net operating loss, and $18 million of reversals of accrued income tax liabilities associated with these audit years, which are no longer deemed necessary.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
AND STARWOOD HOTELS & RESORTS

NOTES TO FINANCIAL STATEMENTS — (Continued)

Note 12.     Debt

      Long-term debt and short-term borrowings consisted of the following (in millions):

	December 31,

	2002	2001

Senior Credit Facility:
Term loan, interest at LIBOR+1.625% (3.01% at December 31, 2002) maturing 2004 to 2006	$300	$—
Revolving Credit Facility, interest rates ranging from 3.01% to 4.49%, at December 31, 2002, maturing 2006	325	—
Senior Credit Facility (fully repaid during 2002):
Five-year term loan, interest at LIBOR+0.725% (2.60% at December 31, 2001)	—	800
Term Loan Add-on, interest at LIBOR+1.25% (3.12% at December 31, 2001)	—	423
Revolving Credit Facility, interest at LIBOR+0.725% (2.60% at December 31, 2001)	—	664
Senior Notes interest ranging from 7.375% to 7.875%, maturing 2007 and 2012	1,542	—
Senior Secured Notes Facility (fully repaid during 2002):
Tranche II Loans, interest at LIBOR+2.75% (4.62% at December 31, 2001)	—	500
Sheraton Holding public debt, interest rates ranging from 6.75% to 7.75%, maturing through 2025	1,324	1,296
Convertible Senior Notes — Series A & B (Series A fully repaid during 2002)	316	507
Euro loan, Euribor+1.95% (4.81% at December 31, 2002), maturing 2003	473	240
Mortgages and other, interest rates ranging from 2.88% to 9.21%, various maturities	1,039	1,129

	5,319	5,559
Less current maturities	(870)	(310)

Long-term debt	$4,449	$5,249

      Aggregate debt maturities for each of the years ended December 31 are as follows (in millions):

2003	$870
2004	410
2005	615
2006	554
2007	778
Thereafter	2,092

$5,319

      In October 2002, the Company refinanced its Senior Credit Facility with a new four-year $1.3 billion Senior Credit Facility. The new facility is comprised of a $1.0 billion Revolving Credit Facility and a $300 million Term Loan, each maturing in 2006, with a one-year extension option, and an initial interest rate of LIBOR + 1.625%. The proceeds of the new Senior Credit Facility were used to pay off all amounts owed under the Company’s previous Senior Credit Facility, which was due to mature in February 2003. The Company incurred approximately $1 million in connection with this early extinguishment of debt.

      In April 2002, the Company sold $1.5 billion of senior notes in two tranches — $700 million principal amount of 7 3/8% senior notes due 2007 and $800 million principal amount of 7 7/8% senior notes due 2012 (the

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
AND STARWOOD HOTELS & RESORTS

NOTES TO FINANCIAL STATEMENTS — (Continued)

“Senior Notes Offering”). The Company used the proceeds to repay all of its senior secured notes facility and a portion of its previous Senior Credit Facility. In connection with the repayment of debt, the Company incurred charges of approximately $29 million including approximately $23 million for the early termination of interest rate swap agreements associated with the repaid debt, and $6 million the write-off of deferred financing costs and termination fees for the early extinguishment of debt.

      In December 2001, the Company entered into an 18-month 450 million Euro loan that automatically extended for six additional months until December 2003, as the lender group elected not to exercise its put option. The loan has an interest rate of Euribor plus 195 basis points. The proceeds of the Euro loan were drawn down in two tranches; the first 270 million Euros was drawn down in December 2001 and used to repay the previously outstanding 270 million Euro facility and the remaining 180 million Euros was drawn down in January 2002 and the proceeds were used to pay down a portion of the Company’s previous Senior Credit Facility.

      In May 2001, the Company sold an aggregate face amount of $816 million zero coupon convertible senior notes due 2021. The two series of notes had an initial blended yield to maturity of 2.35%. The notes are convertible, subject to certain conditions, into an aggregate 9,657,000 Shares. The Company received gross proceeds from these sales of approximately $500 million, which were used to repay a portion of its senior secured notes facility that bore interest at LIBOR plus 275 basis points. The Company incurred approximately $9 million of charges in connection with this early debt extinguishment. In May 2002, the Company repurchased all of the outstanding Series A convertible notes for $202 million in cash. Holders of Series B Notes may first put these notes to the Company in May 2004 for a purchase price of approximately $330 million.

      The Company has the ability to draw down on its Revolving Credit Facility in various currencies. Drawdowns in currencies other than the U.S. dollar represent a natural hedge of the Company’s foreign denominated net assets and operations. At December 31, 2002, the Company had $21 million drawn in Canadian dollars, $219 million drawn in Euros with the remaining $85 million drawn in U.S. dollars.

      The Senior Credit Facility, Senior Notes and the Notes are guaranteed by the Sheraton Holding Corporation, a wholly owned subsidiary of the Corporation. The Sheraton Holding public debt is guaranteed by the Corporation. See Note 21 for consolidating financial information for Starwood Hotels & Resorts Worldwide, Inc. (the “Parent”), Sheraton Holding Corporation (the “Guarantor Subsidiary”) and all other legal entities that are consolidated into the Company’s results including the Trust, but which are not the Guarantor Subsidiary (the “Non-Guarantor Subsidiaries”).

      The Company maintains lines of credit under which bank loans and other short-term debt are drawn. In addition, smaller credit lines are maintained by the Company’s foreign subsidiaries. The Company had approximately $667 million of available borrowing capacity under its domestic and foreign lines of credit as of December 31, 2002.

      The Company is subject to certain restrictive debt covenants under its short-term borrowing and long-term debt obligations including defined financial covenants, escrow account funding requirements for debt service, capital purchases, tax payments and insurance premiums, limitations on capital expenditures and on the Company’s right to incur further debt and restrictions on transactions with affiliates and related persons, among other restrictions. The Company was in compliance with all of the short-term and long-term obligation covenants, as amended or waived, at December 31, 2002.

      The weighted average interest rate for short-term borrowings was 6.13% and 4.85% at December 31, 2002 and 2001, respectively, and their fair values approximated carrying value given their short-term nature. These average interest rates are composed of interest rates on both U.S. dollar and non-U.S. dollar denominated indebtedness.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
AND STARWOOD HOTELS & RESORTS

NOTES TO FINANCIAL STATEMENTS — (Continued)

      For adjustable rate debt, fair value approximates carrying value due to the variable nature of the interest rates. For non-public fixed rate debt, fair value is determined based upon discounted cash flows for the debt at rates deemed reasonable for the type of debt and prevailing market conditions and the length to maturity for the debt. The estimated fair value of debt at December 31, 2002 and 2001 was $5.2 billion and $5.3 billion, respectively, and was determined based on quoted market prices and/or discounted cash flows. See Note 17 for additional discussion regarding the Company’s interest rate swap agreements.

Note 13.     Employee Benefit Plans

      Defined Benefit and Postretirement Benefit Plans. The Company and its subsidiaries sponsor numerous domestic and international pension plans, including the ITT Corporation Salaried Retirement Plan (“Salaried Plan”), the ITT Sheraton Corporation Ongoing Retirement Plan (“Ongoing Plan”), the ITT Corporation Excess Pension Plan, the Westin Supplemental Executive Retirement Plan, the Starwood Hotels & Resorts Worldwide, Inc. Retirement Plan for Foreign Service Employees and several other plans. All defined benefit plans covering U.S. employees are frozen. Certain plans covering non-U.S. employees remain active.

      The Salaried Plan and Ongoing Plan were formed through a merger, effective January 1, 2000, of the ITT Corporation Salaried Retirement Plan and the ITT Sheraton Corporation Pension Plan for Hourly Employees. The Salaried Plan name was retained and immediately after the merger, an allocated portion of assets and liabilities were spun off to form the Ongoing Plan. The Company filed a request for an IRS determination letter concerning the termination of the Salaried Plan as of July 31, 2000, which was approved in April 2001. Pursuant to the IRS determination letter, all Salaried Plan liabilities have been settled as either lump sum distributions, annuity purchases, transfers to the Ongoing Plan or transfers to the Pension Benefit Guarantee Corporation for missing participants. After all Salaried Plan liabilities were settled, the remaining net assets of approximately $4 million were reverted to the Company in 2002. As a result of annuity purchases and lump sum distributions from the Salaried and Ongoing Plans, the Company recorded net settlement gains of approximately $3 million, $14 million and $8 million during the years ended December 31, 2002, 2001 and 2000, respectively.

      The Ongoing Plan is substantially funded and as of December 31, 2002, the assets included approximately 174,000 of the Company’s Shares. The ITT Corporation Excess Pension Plan and the Westin Supplemental Executive Retirement Plan are frozen, non-contributory, non-qualified plans that provide benefits for certain executives. The plans are unfunded apart from general assets of the Company. The Starwood Hotels & Resorts Worldwide, Inc. Retirement Plan for Foreign Service Employees is a partially funded, active plan that covers foreign employees working outside of their home country.

      The Company also sponsors the Starwood Hotels & Resorts Worldwide, Inc. Retiree Welfare Program. The plan provides health care and life insurance benefits for certain eligible retired employees. The Company has prefunded a portion of the health care and life insurance obligations through trust funds where such prefunding can be accomplished on a tax effective basis. The Company also funds this program on a pay-as-you-go basis.

      The following table sets forth the benefit obligation, fair value of plan assets, and the funded status of the Company’s defined benefit and postretirement benefit plans, amounts recognized in the Company’s

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
AND STARWOOD HOTELS & RESORTS

NOTES TO FINANCIAL STATEMENTS — (Continued)

consolidated balance sheets at December 31, 2002 and 2001, and the principal weighted average assumptions inherent in their determination (amounts are in millions):

			Foreign		Postretirement
	Pension Benefits		Pension Benefits		Benefits

	2002	2001	2002	2001	2002	2001

Change in Benefit Obligation
Benefit obligation at beginning of year	$50	$185	$97	$94	$28	$31
Service cost	—	—	3	2	—	—
Interest cost	3	8	6	6	2	2
Actuarial (gain) loss	(5)	(21)	8	—	2	(3)
Additional liability for lump sum option	2	—	—	—	—	—
Plan amendments	—	—	(4)	—	—	—
Settlements	(11)	(95)	—	—	—	—
Annuity purchase	(3)	(24)	—	—	—	—
Effect of foreign exchange rates	—	—	6	—	—	—
Benefits paid	(2)	(1)	(4)	(5)	(3)	(2)
Premiums for missing participants	—	(2)	—	—	—	—

Benefit obligation at end of year	$34	$50	$112	$97	$29	$28

Change in Plan Assets
Fair value of plan assets at beginning of year	$36	$168	$88	$103	$21	$22
Actual return on plan assets, net of expenses	(1)	(11)	(12)	(12)	(2)	(1)
Reimbursement of benefit payments	—	—	—	—	(6)	—
Employer contribution	1	1	3	3	3	2
Settlements	(11)	(95)	—	—	—	—
Annuity purchase	(3)	(24)	—	—	—	—
Effect of foreign exchange rates	—	—	5	(1)	—	—
Benefits paid	(2)	(1)	(4)	(5)	(3)	(2)
Premiums for missing participants	—	(2)	—	—	—	—
Net asset reversion to Starwood	(4)	—	—	—	—	—

Fair value of plan assets at end of year	$16	$36	$80	$88	$13	$21

Funded status	$(18)	$(14)	$(32)	$(9)	$(16)	$(7)
Unrecognized net actuarial (gain) loss	(4)	(7)	46	17	(1)	(2)
Unrecognized prior service cost	—	—	(3)	—	—	—
Reimbursement of benefit payments	—	—	—	—	(1)	—

Net amount recognized at end of year	$(22)	$(21)	$11	$8	$(18)	$(9)

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
AND STARWOOD HOTELS & RESORTS

NOTES TO FINANCIAL STATEMENTS — (Continued)

			Foreign		Postretirement
	Pension Benefits		Pension Benefits		Benefits

	2002	2001	2002	2001	2002	2001

Amounts recognized in the consolidated balance sheets consist of:
Prepaid benefit cost	$—	$—	$—	$5	$—	$—
Accrued benefit cost	(23)	(21)	(16)	(4)	(18)	(9)
Accumulated other comprehensive income	1	—	27	7	—	—

Net amount recognized at end of year	$(22)	$(21)	$11	$8	$(18)	$(9)

Weighted Average Assumptions as of December 31,
Discount rate	5.86%	6.00%	6.09%	6.44%	7.25%	7.25%
Expected return on plan assets	6.00%	7.00%	7.94%	8.11%	8.00%	9.75%
Rate of compensation increase	N/A	N/A	3.96%	4.29%	N/A	N/A

For measurement purposes, a 9.0% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2002. The rate was assumed to increase to 10% in 2003 and then decrease gradually to 5.00% in 2008 and remain at that level thereafter. Assumed health care cost trend rates can have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would not have a material effect on the total of service and interest cost components or on the postretirement benefit obligation.

				Foreign			Postretirement
	Pension Benefits			Pension Benefits			Benefits

	2002	2001	2000	2002	2001	2000	2002	2001	2000

Components of Net Periodic Benefit Cost
Service cost	$—	$—	$—	$3	$2	$1	$—	$—	$—
Interest cost	3	3	15	6	6	3	2	2	2
Expected return on plan assets	(2)	(3)	(14)	(8)	(8)	(5)	(1)	(2)	(2)
Amortization of:
Prior service cost	—	—	—	—	—	—	—	(1)	(1)
Actuarial (gain) loss	—	(1)	(1)	—	—	—	(1)	—	—

SFAS 87 cost/ SFAS 106 cost	$1	(1)	—	$1	—	(1)	—	(1)	(1)

SFAS 88 settlement gain	(3)	(14)	(8)	—	—	—	—	—	—

Net periodic benefit cost (income)	$(2)	$(15)	$(8)	$1	$—	$(1)	$—	$(1)	$(1)

			Foreign
	Pension Benefits		Pension Benefits

	2002	2001	2002	2001

Plans with ABO exceeding assets at end of year:
ABO	$13	$12	$95	$32
Fair value of plan assets	$—	$—	$80	$29

      Defined Contribution Plans. The Company and its subsidiaries sponsor various defined contribution plans, including the Starwood Hotels & Resorts Worldwide, Inc. Savings and Retirement Plan (“Retirement Plan”), which is a voluntary defined contribution plan allowing participation by employees on U.S. payroll

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
AND STARWOOD HOTELS & RESORTS

NOTES TO FINANCIAL STATEMENTS — (Continued)

who meet certain age and service requirements. On July 1, 2001, the defined contribution plan maintained by SVO was merged into the Retirement Plan. Each participant may contribute on a pretax basis between 1% and 18% of his or her compensation to the plan subject to certain maximum limits. The plan also contains additional provisions for matching contributions to be made by the Company, which are based on a portion of a participant’s eligible compensation. The amount of expense for matching contributions totaled $17 million in 2002, $15 million in 2001 and $17 million in 2000.

Note 14.     Leases and Rentals

      The Corporation leases certain equipment for the hotels’ operations under various lease agreements. The leases extend for varying periods through 2009 and generally are for a fixed amount each month. In addition, several of the Corporation’s hotels are subject to leases of land or building facilities from third parties, which extend for varying periods through 2069 and generally contain fixed and variable components, including a 25-year building lease of the Westin Dublin hotel in Dublin, Ireland with fixed annual payments of $3 million and a building lease of the W Times Square hotel in New York City which has a term of 25 years with fixed annual lease payments of $16 million.

      The Company’s minimum future rents at December 31, 2002 payable under non-cancelable operating leases with third parties are as follows (in millions):

2003	$73
2004	$63
2005	$57
2006	$54
2007	$44
Thereafter	$658

      Rent expense under non-cancelable operating leases was $77 million, $75 million and $64 million in 2002, 2001 and 2000, respectively.

      The Trust owned equity interests in 92 hotels, all of which were leased to the Corporation during the year ended December 31, 2002. The leases between the Trust and the Corporation are generally for five-year terms and provide for annual base, or minimum rents, plus contingent, or percentage rents based on the gross revenues of the properties and are accounted for as operating leases. The leases are “triple-net” in that the lessee is generally responsible for paying all operating expenses of the properties, including maintenance, insurance and real property taxes. The lessee is also generally responsible for any payments required pursuant to underlying ground leases. Total rental expense incurred by the Corporation under such leases with the Trust was approximately $414 million for the year ended December 31, 2002, of which approximately $116 million related to percentage rent. The Trust’s rents receivable from the Corporation relating to leased hotel properties at December 31, 2002 and 2001 was $41 million and $35 million, respectively.

      The Corporation’s minimum future rents at December 31, 2002 payable under non-cancelable operating leases with the Trust, are as follows (in millions):

2003	$272
2004	$272
2005	$272
2006	$272
2007	$113

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
AND STARWOOD HOTELS & RESORTS

NOTES TO FINANCIAL STATEMENTS — (Continued)

Note 15.     Stockholders’ Equity

      Share Repurchases. In 1998, the Board of Directors of the Company approved the repurchase of up to $1 billion of Shares under a Share repurchase program (the “Share Repurchase Program”). On April 2, 2001, the Company’s Board of Directors authorized the repurchase of up to an additional $500 million of Shares, subject to the terms of the Senior Credit Facility. Pursuant to the Share Repurchase Program, through December 31, 2002, Starwood has repurchased 19.0 million Shares (including 500,000 Shares under equity put option contracts) in the open market for an aggregate cost of $618 million. As of December 31, 2002, approximately $633 million remains available under the Share Repurchase Program.

      Exchangeable Preferred Shares. During 1998, 6.3 million shares of Class A EPS, 5.5 million shares of Class B EPS and approximately 800,000 exchangeable units were issued by the Trust in connection with the Westin Merger. Class A EPS have a par value of $0.01 per share and are convertible on a one-for-one basis (subject to certain adjustments) to Shares. Exchangeable units and Class B EPS have a liquidation preference of $38.50 per share and provide the holders with the right, from and after the fifth anniversary of the closing date of the Westin Merger which began on January 2, 2003, to require the Trust to redeem such shares at a price of $38.50. Shares of exchangeable units and Class B EPS are convertible on a one-for-one basis (subject to certain adjustments) to Class A EPS. During 2002, approximately 4,000 shares of Class B EPS were exchanged by certain stockholders into an equal number of shares of Class A EPS. Additionally, approximately 60,000 shares of Class A EPS were exchanged into an equal number of Shares. At December 31, 2002, the Trust had 150 million preferred shares authorized and approximately 500,000 and 1.3 million of Class A EPS and exchangeable units and Class B EPS outstanding, respectively. Through January 31, 2003, in accordance with the terms of the Class B EPS discussed above, 422,753 units of Class B EPS were put back to the Company for approximately $16 million. Mr. Sternlicht held, individually and through various family trusts, an aggregate of 240,391 Class B EPS and limited partnership units of the Realty Partnership and Operating Partnership convertible to Class B EPS on a one-to-one basis. On January 2, 2003, Mr. Sternlicht redeemed all of these Class B EPS for $38.50 per share.

Note 16.     Stock Incentive Plans

      In 2002, the Company adopted the 2002 Long-Term Incentive Compensation Plan (“2002 LTIP”), which superseded the 1999 Long Term Incentive Compensation Plan (the “1999 LTIP”) and provides for the purchase of Shares by Directors, officers, employees, consultants and advisors, pursuant to equity award grants. Although no additional awards will be granted under the 1999 LTIP, or the Company’s 1995 Share Option Plan (the “1995 LTIP”), the 1999 LTIP and 1995 LTIP will continue to govern awards that have been granted and remain outstanding under those plans. The aggregate number of Shares subject to non-qualified or incentive stock options, performance shares, restricted stock or any combination of the foregoing which are available to be granted under the 2002 LTIP at December 31, 2002 was approximately 7.8 million.

      The Company applies APB 25; accordingly, compensation cost is not recognized for grants of stock options at market price. See Note 2. Significant Accounting Policies, for further discussion of pro forma net income and earnings per Share if stock-based compensation cost had been determined as prescribed by SFAS No. 123.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
AND STARWOOD HOTELS & RESORTS

NOTES TO FINANCIAL STATEMENTS — (Continued)

      The following table summarizes stock option activity for the Company:

		Weighted Average
		Exercise
	Options	Price Per Share

Outstanding at December 31, 1999	20,922,442	$34.26
Granted	10,614,800	24.22
Exercised	(1,682,653)	21.10
Forfeited	(1,689,378)	33.96

Outstanding at December 31, 2000	28,165,211	31.33
Granted	8,279,160	36.55
Exercised	(1,686,986)	23.03
Forfeited	(1,892,081)	30.17

Outstanding at December 31, 2001	32,865,304	33.22
Granted	15,641,647	29.54
Exercised	(1,439,332)	24.30
Forfeited	(2,260,305)	33.48

Outstanding at December 31, 2002	44,807,314	$32.22

Exercisable at December 31, 2001	16,298,472	$35.88

Exercisable at December 31, 2002	20,693,514	$34.70

      The following table summarizes information about outstanding stock options at December 31, 2002:

	Options Outstanding			Options Exercisable

		Weighted Average
		Remaining	Weighted Average		Weighted Average
Range of	Number	Contractual Life	Exercise	Number	Exercise
Exercise Prices	Outstanding	in Years	Price/Share	Exercisable	Price/Share

$12.86 - $24.00	12,961,927	6.00	$22.88	9,207,003	$22.49
$24.13 - $24.88	8,160,600	7.89	24.85	175,250	24.31
$25.04 - $34.52	2,430,982	7.62	29.29	1,506,133	29.25
$34.58 - $34.58	6,775,874	9.13	34.58	28,200	34.58
$34.90 - $37.83	1,895,699	5.53	36.41	1,356,012	36.44
$37.84 - $37.84	5,654,626	8.10	37.84	1,509,204	37.84
$38.00 - $54.63	5,884,224	5.04	50.72	5,868,330	50.76
$54.85 - $58.81	1,043,382	5.03	54.88	1,043,382	54.88

Total/average	44,807,314	7.00	$32.22	20,693,514	$34.70

      During 2002, the Company granted restricted stock awards for approximately 340,000 Shares. Restricted stock awards outstanding as of December 31, 2002 totaled approximately 940,000 Shares. Compensation expense of approximately $9.9 million, $17.5 million and $3.8 million was recorded during 2002, 2001 and 2000, respectively, related to restricted stock awards. The 2001 compensation expense includes an $11 million special charge related to the accelerated amortization of 50% of restricted stock awards granted in February 2001. The vesting was accelerated to enhance employee retention efforts following the significant industry decline resulting from the September 11 Attacks.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
AND STARWOOD HOTELS & RESORTS

NOTES TO FINANCIAL STATEMENTS — (Continued)

2002 Employee Stock Purchase Plan

      In April 2002, the Board of Directors adopted (and in May 2002 the shareholders approved) the Company’s 2002 Employee Stock Purchase Plan (the “ESPP”) to provide employees of the Company with an opportunity to purchase common stock through payroll deductions, and reserved 10,000,000 Shares for issuance under the ESPP. The ESPP commenced in October 2002.

      All full-time regular employees who have completed 30 days of continuous service and who are employed by the Company on U.S. payrolls are eligible to participate in the ESPP. Eligible employees may contribute up to 20% of their total cash compensation to the ESPP. Amounts withheld are applied at the end of every three month accumulation period to purchase Shares. The value of the Shares (determined as of the beginning of the offering period) that may be purchased by any participant in a calendar year is limited to $25,000. Participants may withdraw their contributions at any time before Shares are purchased.

      The purchase price is equal to 85% of the lower of (a) the fair market value of Shares on the day of the beginning of the offering period or (b) the fair market value of Shares on the date of purchase. Approximately 73,000 Shares were issued under the ESPP in fiscal 2002, at a purchase price of $19.69 per Share.

Note 17.     Derivative Financial Instruments

      The Company enters into interest rate swap agreements to manage interest rate risk. The Company’s objective is to manage the impact of interest rates on the results of operations, cash flows and the market value of the Company’s debt. At December 31, 2002, the Company had one outstanding interest rate swap agreement under which the Company pays a fixed rate and receives a variable rate of interest. This swap (the “Interest Rate Swap Agreement”) is classified as a cash flow hedge and matures in December 2003. The Company adjusts the Interest Rate Swap Agreement to current market value through other comprehensive income, as it is effective in hedging the exposure to variability of expected future interest payments. The Company anticipates that the Interest Rate Swap Agreement will continue to be effective but will recognize any unrealized gain or loss related to this contract immediately into the results of operations if it is deemed to no longer be effective. The notional amount of the Interest Rate Swap Agreement was approximately $48 million and the estimated unrealized loss on this interest rate swap was approximately $100,000 at December 31, 2002.

      At December 31, 2002, the Company also had five outstanding interest rate swap agreements under which the Company pays floating rates and receives fixed rates of interest (the “Fair Value Swaps”). The aggregate notional amount of the Fair Value Swaps was approximately $1.050 billion. The Fair Value Swaps hedge the change in fair value of certain fixed rate debt related to fluctuations in interest rates and mature through 2007. The Fair Value Swaps modify the Company’s interest rate exposure by effectively converting debt with a fixed rate to a floating rate. The fair value of the Fair Value Swaps was an asset of approximately $15 million at December 31, 2002.

      In April 2002, in connection with the sale of $1.5 billion of the Senior Notes, the Company terminated four interest rate swap agreements (with a notional amount of $850 million) and realized a net loss of approximately $23 million associated with this early termination. As discussed in Note 2, the Company early adopted SFAS No. 145 and recorded this charge in interest expense.

      In September 2002, the Company terminated certain Fair Value Swaps, resulting in a $78 million cash payment to the Company. These proceeds were used to pay down the previous revolving credit facility and will result in a decrease to the interest expense on the hedged debt through its maturity in 2007. In order to retain its fixed versus floating rate debt position, the Company immediately entered into five new Fair Value Swaps on the same underlying debt as the terminated swaps.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
AND STARWOOD HOTELS & RESORTS

NOTES TO FINANCIAL STATEMENTS — (Continued)

      The Company also enters into forward foreign exchange contracts to hedge the potential volatility of earnings and cash flow associated with changing foreign exchange rates and the effects on the Company’s foreign currency denominated assets and liabilities. At December 31, 2002, the Company had one forward foreign exchange contract outstanding with a dollar equivalent of the contractual amount of this hedge at December 31, 2002 of approximately $2 million. The aggregate fair value of this contract outstanding at December 31, 2002 was a liability of approximately $50,000. This contract matures in the first quarter of 2003.

The counterparties to the Company’s derivative financial instruments are major financial institutions.

Note 18.     Related Party Transactions

      General. Barry S. Sternlicht, Chairman, Chief Executive Officer and a Director of the Corporation, and Chairman, Chief Executive Officer and a Trustee of the Trust, controls and has been the President and Chief Executive Officer of Starwood Capital Group, L.L.C. (“Starwood Capital”) since its formation in 1991. Affiliates of Starwood Capital held an approximate 50% vote and 35.16% interest in profits in the Westin entities acquired by Starwood Lodging, a predecessor of the Company, in 1997.

      Trademark License. An affiliate of Starwood Capital has granted to Starwood, subject to Starwood Capital’s unrestricted right to use such name, an exclusive, non-transferable, royalty-free license to use the “Starwood” name and trademarks in connection with the acquisition, ownership, leasing, management, merchandising, operation and disposition of hotels worldwide, and to use the “Starwood” name in its corporate name worldwide, in perpetuity.

      Starwood Capital Noncompete. In connection with a restructuring of the Company in 1995, Starwood Capital agreed that, with certain exceptions, Starwood Capital would not compete directly or indirectly with the Company within the United States and would present to the Company all opportunities presented to Starwood Capital to acquire fee interests in hotels in the United States and debt interests in hotels in the United States where it is anticipated that the equity will be acquired by the debt holder within one year from the acquisition of such debt (the “Starwood Capital Noncompete”). During the term of the Starwood Capital Noncompete, neither Starwood Capital nor any of its affiliates is permitted to acquire any such interest, or any ground lease interest or other equity interest, in hotels in the United States. In addition, the Company’s Corporate Opportunity Policy requires that each director and executive officer submit to the Corporate Governance Committee any opportunity that the director or executive officer reasonably believes is within the Company’s lines of business or in which the Company has an interest. Therefore, as a matter of practice, all opportunities to purchase hotel-related assets, even those outside of the United States, that Starwood Capital may pursue are first presented to the Company. The Starwood Capital Noncompete continues until no officer, director, general partner or employee of Starwood Capital is on either the Board of Directors of the Corporation or the Board of Trustees of the Trust (subject to exceptions for certain restructurings, mergers or other combination transactions with unaffiliated parties). Several properties owned or managed by the Company, including the Westin Innisbrook Resort, the Westin Mission Hills Resort and the Turnberry Hotel, where opportunities brought to the Company or its predecessors by Starwood Capital or entities related to Mr. Sternlicht. With the approval in each case of the Corporate Governance Committee, of the Board of Directors of the Corporation and the Board of Trustees of the Trust, from time to time the Company has waived restrictions of the Starwood Capital Noncompete, in whole or in part, (or passed on the opportunity in the case of the Corporate Opportunity Policy for non-U.S.-opportunities) with respect to particular acquisition opportunities in which the Company had no interest. Since 1995, a total of four such investments were made – the Radisson Governors Inn Hotel in Research Triangle Park as part of a mixed use property in Raleigh, North Carolina (deemed below the quality of hotel the Company targets); the acquisition of Chevy Chase Plaza, a mixed use property in Maryland that included a Holiday Inn hotel leased on a long term basis to a third party operator (no management or branding opportunity was available), the acquisition of a small lower

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
AND STARWOOD HOTELS & RESORTS

NOTES TO FINANCIAL STATEMENTS — (Continued)

end hotel located in Kobe, Japan operated by a third party at the date of acquisition and deemed unsuitable for any Starwood brand and a 16-hotel portfolio of lessor interests under which the properties were subject to long-term operating leases which were essentially long-term income investments and not an opportunity to manage or brand the properties, and which were not of interest to the Company.

      Portfolio Investments. An affiliate of Starwood Capital holds an approximately 25% non-controlling interest in Troon Golf (“Troon”), a golf course management company that currently manages over 120 high-end golf courses. Mr. Sternlicht’s indirect interest in Troon held through such affiliate is approximately 12%. Troon is one of the largest third-party managers of golf courses in the United States. In January 2002, after extensive review of alternatives and with the unanimous approval of the Governance Committee, the Company entered into a Master Agreement with Troon covering the United States and Canada whereby the Company has agreed to have Troon manage all golf courses in the United States and Canada that are owned by the Company and to use reasonable efforts to have Troon manage golf courses at resorts that the Company manages and franchises. The Company believes that the terms of the Troon agreement are at or better than market terms. Mr. Sternlicht did not participate in the negotiations or the approval of the Troon Master Agreement. During 2002, Troon managed 17 golf courses at resorts owned or managed by the Company. The Company paid Troon a total of $2,688,000 ($962,000 of which represents management fees and payments for other services and $1,726,000 of which represents reimbursements of third-party expenses), in 2002 for eight golf courses at resorts owned or managed by the Company. During 2001 and 2000, the Company paid a total of $479,000 ($432,000 of which represents management fees and payments for other services and $47,000 of which represents reimbursement of third-party expenses) and $545,000 ($458,000 of which represents management fees and payments for other services and $87,000 of which represents reimbursement of third-party expenses), respectively for two golf courses at resorts owned by the Company.

      An entity in which Mr. Sternlicht has a 38% interest owned the common area of the Sheraton Tamarron Resort, which the Company managed until December 2001. Management fees earned and paid were $197,000 and $219,000 relating to 2001 and 2000, respectively. The Company has outstanding receivables of approximately $314,000, at December 31, 2002, which arose as a result of the termination of the Tamarron management agreement. These receivables are expected to be paid in connection with any settlement of the Innisbrook matter discussed below. The Company believes that the terms of the Tamarron agreement were at or better than market terms.

      In addition, a subsidiary of Starwood Capital is a general partner of a limited partnership which owns approximately 45% in an entity that manages over 40 health clubs, including one health club and spa space in a hotel owned by the Company. The Company paid approximately $84,000 annually to the management company for such management services in 2002, 2001 and 2000. The Company believes that the terms of the management agreement are at or better than market terms.

      Other Management-Related Investments. Mr. Sternlicht has a 38% indirect interest in entity (the “Innisbrook Entity”) that owns the common area facilities and certain undeveloped land (but not the hotel) at the Innisbrook Resort. In May 1997, the Innisbrook Entity entered into a management agreement for the Innisbrook Resort with Westin, which was then a privately held company partly owned by Starwood Capital and Goldman, Sachs & Co. When the Company acquired Westin in January 1998, it acquired Westin’s rights and obligations under the management and other related agreements. Under these agreements, the hotel manager was obligated to loan up to $12.5 million to the owner in the event certain performance levels were not achieved. Management fees earned under these agreements were $584,000, $716,000 and $885,000 in 2002, 2001 and 2000, respectively. The operations of the Innisbrook Entity have not generated sufficient cash flow to service the debt and remain current in its payments to the Company. The Innisbrook Entity, the Company and other lenders are currently in discussions regarding the terms and timing of payments owed to the Company and such other lenders. The discussions relate to approximately $7 million in loans by the

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
AND STARWOOD HOTELS & RESORTS

NOTES TO FINANCIAL STATEMENTS — (Continued)

Company which funded resort operations and approximately $5 million of deferred management fees and reimbursable expenses as well as amounts owed by the Innisbrook Entity to other parties. Based on available information and the establishment of applicable reserves, the Company does not believe any resolution of this matter will have a material impact on the financial position, results of operation or cash flows of the Company. Any settlement of this matter would be subject to the approval of the Governance Committee.

      In July 2002, the Company acquired a 49% interest in the Westin Savannah Harbor Resort and Spa in connection with the restructuring of the indebtedness of that property. An unrelated party holds an additional 49% interest in the property. The remaining 2% is held by Troon. As disclosed above, Mr. Sternlicht owns an approximate 12% non-controlling interest in Troon through an affiliate of Starwood Capital. Troon invested in the project on a pari-passu basis and manages the golf course at the Westin Savannah. The unrelated third party negotiated the terms of the golf management agreement with Troon and approved the terms of its equity interest, and therefore, the Company believes the arrangements are on an arms-length basis.

      Aircraft Lease. In February 1998, the Company leased a Gulfstream III Aircraft (“GIII”) from Star Flight LLC, an affiliate of Starwood Capital. The term of the lease was one year and automatically renews for one-year terms until either party terminates the lease upon 90 days’ written notice. The rent for the aircraft, which was set at approximately 90% of fair market value at the time (based on two estimates from unrelated third parties), is (i) a monthly payment of 1.25% of the lessor’s total costs relating to the aircraft (approximately $123,000 at the beginning of the lease with this amount increasing as additional costs are incurred by the lessor), plus (ii) $300 for each hour that the aircraft is in use. Payments to Star Flight LLC were $2,052,000, $1,682,000 and $840,000 in 2002, 2001 and 2000, respectively. Starwood Capital has used the GIII as well as the Gulfstream IV Aircraft (“GIV”) operated by the Company. For use of the GIII, Starwood Capital relieves the Company of lease payments for the days the plane is used and reimburses the Company for costs of operating the aircraft. Lease relief and reimbursed operating costs were approximately $296,000, $95,000 and $176,000 for fiscal 2002, 2001 and 2000, respectively. For use of the GIV, Starwood Capital pays a charter rate that the Company believes is no less favorable than that which the Company could receive from an unaffiliated third party.

      Other. The Company has on occasion made loans to employees, including executive officers, principally in connection with home purchases upon relocation. As of December 31, 2002, approximately $11 million in loans to approximately 36 employees was outstanding of which approximately $7 million were non-interest bearing home loans. Home loans are generally due five years from the date of issuance or upon termination of employment and are secured by a second mortgage on the employee’s home. Officers receiving home loans in connection with relocation were Robert F. Cotter, Chief Operating Officer in June 2001 (original balance of $600,000), Ronald C. Brown, Executive Vice President and Chief Financial Officer in June 1999 (original balance of $600,000), David K. Norton, Executive Vice President of Human Resources in July 2000 (original balance of $500,000), Theodore W. Darnall, President, Real Estate Group, in 1996 and 1998 (original balance of $750,000 ($150,000 bridge loan in 1996 of which $100,000 has been repaid) and $600,000 home loan in 1998) and Steven M. Hankin, President, Starwood Technology and Revenue Systems in 2000 (original balance of $300,000). The loans to Messrs. Cotter, Norton, Darnall and Hankin are currently outstanding. The loan made to Mr. Brown was repaid in 2001. As a result of the acquisition of ITT Corporation in 1998, restricted stock awarded to Messrs. Sternlicht, Brown and Darnall in 1996 vested at a price for tax purposes of $53 per Share. This amount was taxable at ordinary income rates. By late 1998, the value of the stock had fallen below the amount of income tax owed. In order to avoid a situation in which the executives could be required to sell all of the Shares acquired by them to cover income taxes, in April 1999 the Company made interest-bearing loans at 5.67% to Messrs. Sternlicht, Brown and Darnall of $1,222,000, $218,000 and $416,000 respectively, to cover the taxes payable. Accrued interest on these loans at December 31, 2002 is approximately $257,000, $46,000 and $88,000, respectively. The notes and all associated accumulated interest become due on their tenth anniversary.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
AND STARWOOD HOTELS & RESORTS

NOTES TO FINANCIAL STATEMENTS — (Continued)

      Since July 2002, Richard Cotter has been the Vice President, Operations, Mid Atlantic Region for the Company. From January 2001 to July 2002 Mr. Cotter served as Vice President, Operations, New York City and assisted in the transition of a new General Manager for the St. Regis New York and from July 1998 to January 2001, he served as Vice President, the St. Regis Group, and Managing Director, St. Regis New York (General Manager of the property). Mr. Cotter’s salary and bonus were $272,571 and $181,335, respectively, for 2000, $283,336 and $71,549, respectively, for 2001 and $292,160 and $53,244 respectively, for 2002. In connection with the Company’s Long Term Incentive Plan, Mr. Cotter was granted 31,000, 10,823 and 28,000 options to purchase Company shares in 2000, 2001 and 2002, respectively, and was awarded 3,487 shares of restricted stock in 2001. In addition, in connection with his employment as general manager of the St. Regis and these other positions, Mr. Cotter was provided with the use of a Company-owned apartment in New York City adjacent to the St. Regis, which the Company believes has a rental value of $10,000 per month. Mr. Cotter has had the use of the apartment since September 1998. In light of his new position with the Company, Mr. Cotter will no longer have use of the apartment starting during the first quarter of 2003. Richard Cotter is the brother of Robert Cotter, who has been the Chief Operating Officer of the Company since February 2000.

      See Note. 15 for discussions regarding Mr. Sternlicht’s redemption of exchangeable preferred shares.

Note 19.     Commitments and Contingencies

      The Company had the following contractual obligations outstanding as of December 31, 2002 (in millions):

		Due in Less	Due in	Due in	Due After
	Total	Than 1 Year	1-3 Years	4-5 Years	5 Years

Unconditional purchase obligations(a)	$165	$66	$78	$20	$1
Other long-term obligations	6	—	6	—	—

Total contractual obligations	$171	$66	$84	$20	$1

(a)	Included in these balances are commitments that may be satisfied by the Company’s managed and franchised properties.

     The Company had the following commercial commitments outstanding as of December 31, 2002 (in millions):

		Amount of Commitment Expiration Per Period

		Less			After
	Total	Than 1 Year	1-3 Years	4-5 Years	5 Years

Standby letters of credit	$125	$122	$—	$—	$3
Hotel loan guarantees	164	55	79	—	30
Other commercial commitments	—	—	—	—	—

Total commercial commitments	$289	$177	$79	$—	$33

      Guaranteed Loans and Commitments. In limited cases, the Company has made loans to owners of or partners in hotel or resort ventures for which the Company has a management or franchise agreement. Loans outstanding under this program totaled $156 million at December 31, 2002. Unfunded loan commitments aggregating $33 million were outstanding at December 31, 2002, of which $7 million are expected to be funded in 2003 and $15 million are expected to be funded in total. These loans typically are secured by pledges of project ownership interests and/or mortgages on the projects.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
AND STARWOOD HOTELS & RESORTS

NOTES TO FINANCIAL STATEMENTS — (Continued)

      The Company participates in programs with unaffiliated lenders in which the Company may partially guarantee loans made to facilitate third-party ownership of hotels that the Company manages or franchises. At December 31, 2002, the Company was a guarantor for loans that could reach a maximum of $164 million relating to three projects: the St. Regis in Monarch Beach, California, which opened in mid-2001; the Westin Kierland Resort and Spa in Scottsdale, Arizona, which opened in November 2002; and the Westin in Charlotte, North Carolina, which is scheduled to open in the first quarter of 2003. In connection with the loan guarantee for the Westin Charlotte, the Company also entered into a guarantee to fund working capital shortfalls for this resort through 2005. No fundings are anticipated under this working capital guarantee. With respect to the Westin Kierland, the guarantee is joint and several with another equity partner. The Company does not anticipate any significant funding under these loan guarantees in 2003, as all projects are well capitalized. Furthermore, since each of these properties was funded with significant equity financing and subordinated debt financing, if the Company’s loan guarantees were to be called, the Company could take an equity position in these properties at values significantly below construction costs.

      Surety bonds issued on our behalf as of December 31, 2002 totaled $119 million, the majority of which were required by state or local governments relating to our vacation ownership operations and by our insurers to secure large deductible insurance programs.

      Furthermore, in order to secure management contracts, the Company may provide performance guarantees to third-party owners. Most of these performance guarantees allow the Company to terminate the contract rather than fund shortfalls if certain performance levels are not met. In limited cases, the Company is obliged to fund shortfalls in performance levels. As of December 31, 2002, the Company had eight management contracts with performance guarantees with possible cash outlays of up to $74 million, $50 million of which, if required, would be funded over a period of 25 years and would be largely offset by management fees received under these contracts. Many of the performance tests are multi-year tests, are tied to the results of a competitive set of hotels, and have exclusions for force majeure and acts of war and terrorism. The Company does not anticipate any significant funding under the performance guarantees in 2003. In addition, the Company has agreed to guarantee certain performance levels at a managed property that has authorized VOI sales and marketing. The exact amount and nature of the guaranty is currently under dispute. However, the Company does not believe that any payments under this guaranty will be significant. Lastly, the Company does not anticipate losing any significant management or franchise contracts in 2003.

      Litigation. The Sheraton Corporation (“Sheraton Corp.”) (formerly ITT Sheraton Corporation), a subsidiary of the Company, is a defendant in certain litigation relating to Sheraton Corp.’s management of a hotel. The case is titled 2660 Woodley Road Joint Venture v. ITT Sheraton Corporation, Civil Action No. 97-450-JJF (U.S.D.C., D. Del.). In December 1999, following trial, the jury returned a verdict finding that Sheraton Corp. had violated its contractual obligations to the hotel owner and awarded contractual damages totaling $11 million. The jury also found for the plaintiff on certain common law and other claims and awarded compensatory and other damages of $2 million and punitive damages of $38 million. These amounts were fully reserved for as of December 31, 1999. The jury found for Sheraton Corp. and rejected the plaintiff’s additional claims that Sheraton Corp. had violated the Racketeer Influenced and Corrupt Organizations Act (“RICO”), and that Sheraton Corp. had engaged in fraud. Sheraton Corp. believes that the jury’s determination against it on liability issues was erroneous as a matter of law, and that the damage awards were excessive and not supported by the evidence. Sheraton Corp. sought to have the verdict set aside in the trial court. In response to Sheraton Corp.’s motion, the court, in January 2002, amended the judgment and reduced the punitive damages award from $38 million to $17 million; the court also trebled the jury’s $750,000 award for Robinson-Patman Act violations to $2.25 million on the basis of the court’s interpretation of that statute. The amount of the judgment, as a result, will be $31.4 million. Sheraton has filed a Notice of Appeal with the United States Court of Appeals and plaintiffs have filed a Cross-Notice of Appeal. The appeal was signed on February 13, 2003. There can be no assurance that Sheraton Corp. will be successful in

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
AND STARWOOD HOTELS & RESORTS

NOTES TO FINANCIAL STATEMENTS — (Continued)

having the verdict set aside, overturned or reduced on appeal, or that other owners of properties managed by Sheraton Corp. will not seek to assert similar claims.

      The Corporation, Sheraton Corp. and Sheraton Holding are defendants in certain litigations arising out of purported contracts allegedly requiring the purchase of telecommunication, video and power services from Intelnet International Corp. (“Intelnet”). The first suit was commenced in late 1997 by Intelnet in the Superior Court of New Jersey Law Division: Camden County, alleging that Sheraton Corp. violated what Intelnet claimed were Intelnet’s exclusive rights to provide telecommunications and other services to Sheraton Holding and its affiliates. The complaint sought injunctive relief to enforce alleged exclusivity rights and unquantified monetary damages. The complaint was subsequently amended in November 1998 to seek specific monetary and unspecified punitive damages. Sheraton Holding and Sheraton Corp. served an answer denying Intelnet’s claims, and asserting counterclaims seeking damages and a declaration that the purported contracts at issue were unenforceable.

      In June 1999, Intelnet commenced a second lawsuit in the Superior Court of New Jersey Law Division: Camden County, naming Boardwalk Regency Corp. (formerly a subsidiary of the Corporation) and the Corporation. The claims in this case are similar in nature to those made in the first suit, and relate to an alleged breach of a purported exclusive contract to provide certain services to the Caesar’s Atlantic City hotel and casino. The two suits have been consolidated and were in mediation until 2001. The mediation ended during the first half of 2001 and the parties are now proceeding with discovery. The Company believes that Intelnet’s claims are meritless and will continue to contest them vigorously. The Company has accrued for the expected legal cost associated with the dispute and does not expect that the resolution will have a material adverse effect on the consolidated results of operations, financial position or cash flows.

      In November 2001, the Corporation, Sheraton Holding and Sheraton Corp. commenced a separate litigation in the United States District Court for the District of New Jersey, asserting claims arising under RICO as well as fraud claims against the principals of Intelnet. The case was subsequently dismissed by the court on the grounds that it was brought subsequent to the running of the statute of limitations. An appeal of this decision is pending.

      The Company is involved in various other legal matters that have arisen in the normal course of business, some of which include claims for substantial sums. Accruals have been recorded when the outcome is probable and can be reasonably estimated. While the ultimate results of claims and litigation cannot be determined, the Company does not expect that the resolution of all legal matters will have a material adverse effect on its consolidated results of operations, financial position or cash flow.

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

      Captive Insurance Company. Estimated insurance claims payable at December 31, 2002 were $64 million. At December 31, 2002, standby letters of credit amounting to $45 million had been issued to provide collateral for the estimated claims. The letters of credit are guaranteed by the Company’s captive insurance company.

      ITT Industries. In 1995, the former ITT Corporation, renamed ITT Industries, Inc. (“ITT Industries”), distributed to its stockholders all of the outstanding shares of common stock of ITT Corporation, then a wholly owned subsidiary of ITT Industries (the “Distribution”). In connection with this Distribution, ITT Corporation, which was then named ITT Destinations, Inc., changed its name to ITT Corporation.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
AND STARWOOD HOTELS & RESORTS

NOTES TO FINANCIAL STATEMENTS — (Continued)

      For purposes of governing certain of the ongoing relationships between the Company and ITT Industries after the Distribution and spin-off of ITT Corporation and to provide for an orderly transition, the Company and ITT Industries have entered into various agreements including a spin-off agreement, Employee Benefits Services and Liability Agreement, Tax Allocation Agreement and Intellectual Property Transfer and License Agreements. The Company may be liable to or due reimbursement from ITT Industries relating to the resolution of certain pre-spin-off matters under these agreements. Based on available information, management does not believe that these matters would have a material impact on the consolidated results of operations, financial position or cash flows.

      For discussion of certain other matters, see Note 11, “Income Taxes.”

Note 20.     Business Segment and Geographical Information

      The Company has two operating segments: hotels and vacation ownership. The hotel segment represents a worldwide network of owned, leased and consolidated joint venture hotels and resorts operated primarily under the Company’s proprietary brand names including St. Regis, The Luxury Collection, Sheraton, Westin, W and Four Points by Sheraton as well as hotels and resorts which are managed or franchised under these brand names in exchange for fees. Also included are earnings and losses from the Company’s interest in unconsolidated joint ventures. The vacation ownership segment includes the development, ownership and operation of vacation ownership resorts, marketing and selling VOIs and providing financing to customers who purchase such interests.

      The performance of the hotels and vacation ownership segments is evaluated primarily on operating profit before corporate selling, general and administrative expense, interest, gains on the sale of real estate, investments, restructuring and other special charges and income taxes. The Company does not allocate these items to its segments.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
AND STARWOOD HOTELS & RESORTS

NOTES TO FINANCIAL STATEMENTS — (Continued)

      The following table presents revenues, operating income, assets and capital expenditures for the Company’s reportable segments (in millions):

	2002	2001	2000

Revenues(a):
Hotel	$3,516	$3,627	$4,015
Vacation Ownership	363	340	330

Total	$3,879	$3,967	$4,345

Operating income(b):
Hotel	$608	$690	$1,033
Vacation Ownership	79	51	85

Total	$687	$741	$1,118

Depreciation and amortization:
Hotel	$439	$479	$440
Vacation Ownership	10	15	13
Corporate	47	32	28

Total	$496	$526	$481

Assets:
Hotel	$11,283	$11,646	$11,852
Vacation Ownership	852	706	714
Corporate	124	109	131

Total	$12,259	$12,461	$12,697

Capital expenditures:
Hotel	$227	$388	$446
Vacation Ownership	38	17	40
Corporate	35	72	58

Total	$300	$477	$544

(a)	Balance excludes other revenues from managed and franchised properties of $780 million, $740 million and $695 million for the years ended December 31, 2002, 2001 and 2000 respectively.

(b)	The following costs are not allocated to the hotels and vacation ownership segments in evaluating operating income (in millions):

	2002	2001	2000

Corporate selling, general and administrative	$107	$76	$90
Restructuring and other special charges (credits), net	$(7)	$50	$—

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
AND STARWOOD HOTELS & RESORTS

NOTES TO FINANCIAL STATEMENTS — (Continued)

      The following table presents revenues and long-lived assets by geographical region:

	Revenues			Long-Lived Assets

	2002	2001	2000	2002	2001

			(In millions)
United States	$2,844	$2,870	$3,271	$6,174	$6,324
Italy	455	451	424	891	767
All other international	580	646	650	1,119	1,144

Total	$3,879	$3,967	$4,345	$8,184	$8,235

      Other than Italy, there were no individual international countries, which comprised over 10% of the total revenues of the Company for the years ended December 31, 2002, 2001 or 2000, or 10% of the total long-lived assets of the Company as of December 31, 2002 or 2001.

Note 21.	Guarantor Subsidiary

      The Company’s payment obligations under the Senior Credit Facility, the Senior Notes and the Notes are fully and unconditionally guaranteed by the Sheraton Holding Corporation, a wholly-owned subsidiary. The obligation of the Guarantor Subsidiary under its guarantee of the Senior Notes is equal in right of payment to its obligations under the Sheraton Holding public debt.

      Presented below is condensed consolidating financial information for the Parent, the Guarantor Subsidiary and the Non-Guarantor Subsidiaries. Investments in subsidiaries are accounted for by the Parent and the Guarantor Subsidiary on the equity method of accounting. Earnings of subsidiaries are, therefore, reflected in the Parent’s and Guarantor Subsidiary’s investments in subsidiaries’ accounts. The elimination entries eliminate investments in subsidiaries and intercompany balances and transactions.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
AND STARWOOD HOTELS & RESORTS

NOTES TO FINANCIAL STATEMENTS — (Continued)

	Balance Sheet

	December 31, 2002
	(In millions)

			Non-
		Guarantor	Guarantor
	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated

Assets
Current assets:
Cash and cash equivalents	$3	$1	$104	$—	$108
Restricted cash	4	—	104	—	108
Inventories	29	—	185	—	214
Other current assets	133	3	384	—	520

Total current assets	169	4	777	—	950
Intercompany	(5,315)	(4,330)	9,645	—	—
Investments in consolidated subsidiaries	11,153	9,304	—	(20,457)	—
Plant, property and equipment, net	361	—	7,389	—	7,750
Goodwill and intangible assets, net	1,726	2	842	—	2,570
Other assets	163	60	766	—	989

	$8,257	$5,040	$19,419	$(20,457)	$12,259

Liabilities and stockholders’ equity
Current liabilities:
Short-term borrowings and current maturities of long-term debt	$—	$250	$620	$—	$870
Other current liabilities	876	33	420	—	1,329

Total current liabilities	876	283	1,040	—	2,199
Long-term debt	2,462	1,074	913	—	4,449
Deferred income taxes	861	—	125	—	986
Other liabilities	54	149	335	—	538

	4,253	1,506	2,413	—	8,172
Minority interest	3	—	36	—	39
Exchangeable units and Class B preferred shares, at redemption value of $38.50	4	—	47	—	51
Commitments and contingencies
Total stockholders’ equity	3,997	3,534	16,923	(20,457)	3,997

	$8,257	$5,040	$19,419	$(20,457)	$12,259

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
AND STARWOOD HOTELS & RESORTS

NOTES TO FINANCIAL STATEMENTS — (Continued)

	Balance Sheet
	December 31, 2001
	(In millions)

			Non-
		Guarantor	Guarantor
	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated

Assets
Current assets:
Cash and cash equivalents	$7	$—	$100	$—	$107
Restricted cash	4	—	46	—	50
Inventories	25	—	194	—	219
Other current assets	123	2	396	—	521

Total current assets	159	2	736	—	897
Intercompany	(4,676)	(4,244)	8,920	—	—
Investments in consolidated subsidiaries	10,797	9,066	—	(19,863)	—
Plant, property and equipment, net	387	—	7,448	—	7,835
Goodwill and intangible assets, net	2,002	1	822	—	2,825
Other assets	151	49	704	—	904

	$8,820	$4,874	$18,630	$(19,863)	$12,461

Liabilities and stockholders’ equity
Current liabilities:
Short-term borrowings and current maturities of long-term debt	$200	$—	$110	$—	$310
Other current liabilities	1,008	50	197	—	1,255

Total current liabilities	1,208	50	307	—	1,565
Long-term debt	2,651	1,297	1,301	—	5,249
Deferred income taxes	1,155	—	159	—	1,314
Other liabilities	51	150	293	—	494

	5,065	1,497	2,060	—	8,622
Minority interest	5		36		41
Exchangeable units and Class B preferred shares, at redemption value of $38.50	4	—	48	—	52
Commitments and contingencies
Total stockholders’ equity	3,746	3,377	16,486	(19,863)	3,746

	$8,820	$4,874	$18,630	$(19,863)	$12,461

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
AND STARWOOD HOTELS & RESORTS

NOTES TO FINANCIAL STATEMENTS — (Continued)

	Statement of Income
	Year Ended December 31, 2002
	(In millions)

			Non-
		Guarantor	Guarantor
	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated

Revenues
Owned, leased and consolidated joint venture hotels	$1,187	$—	$2,045	$—	$3,232
Other hotel and leisure	61	1	943	(358)	647
Equity earnings in consolidated subsidiaries	516	198	—	(714)	—

	1,764	199	2,988	(1,072)	3,879
Other revenues from managed and franchised properties	703	—	77	—	780

	2,467	199	3,065	(1,072)	4,659
Costs and Expenses
Owned, leased and consolidated joint venture hotel	1,221	—	1,499	(343)	2,377
Selling, general and administrative and other	195	(3)	249	(15)	426
Restructuring and other special credits, net	(5)	—	(2)	—	(7)
Depreciation and amortization	50	—	446	—	496

	1,461	(3)	2,192	(358)	3,292
Other expenses from managed and franchised properties	703	—	77	—	780

	2,164	(3)	2,269	(358)	4,072
Operating income	303	202	796	(714)	587
Interest expense, net of interest income	(210)	(305)	177	—	(338)
Gain (loss) on asset dispositions	—	—	3	—	3

	93	(103)	976	(714)	252
Income tax expense	152	136	(292)	—	(4)
Minority equity in net income	1	—	(3)	—	(2)

Income from continuing operations	246	33	681	(714)	246
Discontinued operations	109	108	83	(191)	109

Net income	$355	$141	$764	$(905)	$355

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
AND STARWOOD HOTELS & RESORTS

NOTES TO FINANCIAL STATEMENTS — (Continued)

	Statement of Income
	Year Ended December 31, 2001
	(In millions)

			Non-
		Guarantor	Guarantor
	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated

Revenues
Owned, leased and consolidated joint venture hotels	$1,208	$—	$2,135	$—	$3,343
Other hotel and leisure	56	1	1,029	(462)	624
Equity earnings in consolidated subsidiaries	515	186	—	(701)	—

	1,779	187	3,164	(1,163)	3,967
Other revenues from managed and franchised properties	677	—	63	—	740

	2,456	187	3,227	(1,163)	4,707
Costs and Expenses
Owned, leased and consolidated joint venture hotel	1,250	—	1,577	(462)	2,365
Selling, general and administrative and other	130	(16)	297	—	411
Restructuring and other special credits, net	43	—	7	—	50
Depreciation and amortization	73	—	453	—	526

	1,496	(16)	2,334	(462)	3,352
Other expenses from managed and franchised properties	677	—	63	—	740

	2,173	(16)	2,397	(462)	4,092
Operating income	283	203	830	(701)	615
Interest expense, net of interest income	(296)	(271)	200	—	(367)
Gain (loss) on asset dispositions	(13)	—	(44)	—	(57)

	(26)	(68)	986	(701)	191
Income tax expense	172	89	(304)	—	(43)
Minority equity in net income	(1)	—	(2)	—	(3)

Net income	$145	$21	$680	$(701)	$145

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
AND STARWOOD HOTELS & RESORTS

NOTES TO FINANCIAL STATEMENTS — (Continued)

	Statement of Income
	Year Ended December 31, 2000
	(In millions)

			Non-
		Guarantor	Guarantor
	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated

Revenues
Owned, leased and consolidated joint venture hotels	$1,412	$—	$2,247	$—	$3,659
Other hotel and leisure	41	—	1,248	(603)	686
Equity earning in consolidated subsidiaries	728	256	—	(984)	—

	2,181	256	3,495	(1,587)	4,345
Other revenues from managed and franchised properties	633	—	62	—	695

	2,814	256	3,557	(1,587)	5,040
Costs and Expenses
Owned, leased and consolidated joint venture hotels	1,374	—	1,662	(603)	2,433
Selling, general and administrative and other	133	1	269	—	403
Depreciation and amortization	77	—	404	—	481

	1,584	1	2,335	(603)	3,317
Other expenses from managed and franchised properties	633	—	62	—	695

	2,217	1	2,397	(603)	4,012
Operating income	597	255	1,160	(984)	1,028
Interest expense, net of interest income	(343)	(315)	235	—	(423)
Gain (loss) on asset dispositions	(3)	—	5	—	2

	251	(60)	1,400	(984)	607
Income tax expense	150	111	(462)	—	(201)
Minority equity in net income	(3)	—	(5)	—	(8)

Income from continuing operations	398	51	933	(984)	398
Discontinued operations	5	5	5	(10)	5

Net income	$403	$56	$938	$(994)	$403

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
AND STARWOOD HOTELS & RESORTS

NOTES TO FINANCIAL STATEMENTS — (Continued)

	Statement of Cash Flows
	Year Ended December 31, 2002
	(In millions)

		Guarantor	Non-Guarantor
	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated

Operating Activities
Net income	$355	$141	$764	$(905)	$355
Adjustments to net income and changes in working capital	82	(157)	(482)	905	348
Cash from discontinued operations	3	—	—	—	3

Cash from (used for) operating activities	440	(16)	282	—	706
Investing Activities
Purchases of plant, property and equipment	(38)	—	(262)	—	(300)
Acquisitions and investments	(3)	(4)	(41)	—	(48)
Other, net	10	—	52	—	62

Cash from (used for) investing activities	(31)	(4)	(251)	—	(286)
Financing Activities
Revolving credit facility and short-term borrowings, net	(333)	—	(67)	—	(400)
Long-term debt issued	1,800	—	164	—	1,964
Long-term debt repaid	(1,926)	—	(91)	—	(2,017)
Distributions paid	—	—	(40)	—	(40)
Other, net	46	21	(1)	—	66

Cash from (used for) financing activities	(413)	21	(35)	—	(427)
Exchange rate effect on cash and cash equivalents	—	—	8	—	8

Increase (decrease) in cash and cash equivalents	(4)	1	4	—	1
Cash and cash equivalents — beginning of period	7	—	100	—	107

Cash and cash equivalents-end of period	$3	$1	$104	$—	$108

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
AND STARWOOD HOTELS & RESORTS

NOTES TO FINANCIAL STATEMENTS — (Continued)

	Statement of Cash Flows
	Year Ended December 31, 2001
	(In millions)

		Guarantor	Non-Guarantor
	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated

Operating Activities
Net income	$145	$21	$680	$(701)	$145
Adjustments to net income and changes in working capital	(109)	(17)	35	701	610

Cash from (used for) operating activities	36	4	715	—	755
Investing Activities
Purchases of plant, property and equipment	(84)	—	(393)	—	(477)
Acquisitions and investments	(6)	(15)	(107)	—	(128)
Other, net	1	11	(28)	—	(16)

Cash from (used for) investing activities	(89)	(4)	(528)	—	(621)
Financing Activities
Revolving credit facility and short-term borrowings	1	—	(245)	—	(244)
Long-term debt issued	750	—	298	—	1,048
Long-term debt repaid	(633)	—	(110)	—	(743)
Distributions paid	—	—	(156)	—	(156)
Other, net	(62)	—	(5)	—	(67)

Cash from (used for) financing activities	56	—	(218)	—	(162)
Exchange rate effect on cash and cash equivalents	—	—	(3)	—	(3)

Increase (decrease) in cash and cash equivalents	3	—	(34)	—	(31)
Cash and cash equivalents — beginning of period	4	—	134	—	138

Cash and cash equivalents — end of period	$7	$—	$100	$—	$107

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
AND STARWOOD HOTELS & RESORTS

NOTES TO FINANCIAL STATEMENTS — (Continued)

	Statement of Cash Flows
	Year Ended December 31, 2000
	(In millions)

		Guarantor	Non-Guarantor
	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated

Operating Activities
Net income	$403	$56	$938	$(994)	$403
Adjustments to net income and changes in working capital	(676)	644	(554)	994	408
Cash from discontinued operations	—	—	3	—	3

Cash from (used for) operating activities	(273)	700	387	—	814
Investing Activities
Purchases of plant, property and equipment	(62)	—	(482)	—	(544)
Acquisitions and investments	(12)	—	(317)	—	(329)
Other, net	(4)	—	218	—	214

Cash from (used for) investing activities	(78)	—	(581)	—	(659)
Financing Activities
Revolving credit facility and short-term borrowings, net	285	—	262	—	547
Long-term debt issued	187	—	44	—	231
Long-term debt repaid	(86)	(700)	(229)	—	(1,015)
Distributions paid	—	—	(134)	—	(134)
Other, net	(39)	—	(7)	—	(46)

Cash from (used for) financing activities	347	(700)	(64)	—	(417)
Exchange rate effect on cash and cash equivalents	—	—	(23)	—	(23)

Decrease in cash and cash equivalents	(4)	—	(281)	—	(285)
Cash and cash equivalents — beginning of period	8	—	415	—	423

Cash and cash equivalents — end of period	$4	$—	$134	$—	$138

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
AND STARWOOD HOTELS & RESORTS

NOTES TO FINANCIAL STATEMENTS — (Continued)

Note 22.	Quarterly Results (Unaudited)

	Three Months Ended

	March 31	June 30	September 30	December 31	Year

	(In millions, except per Share data)
2002
Revenues(a)	$894	$1,032	$970	$983	$3,879
Costs and expenses(a)	$767	$833	$840	$852	$3,292
Income from continuing operations	$32	$76	$52	$86	$246
Discontinued operations	$—	$104	$—	$5	$109
Net income	$32	$180	$52	$91	$355
Earnings per Share:
Basic —
Income from continuing operations	$0.16	$0.38	$0.26	$0.42	$1.22
Discontinued operations	$—	$0.51	$—	$0.03	$0.54
Net income	$0.16	$0.89	$0.26	$0.45	$1.76
Diluted —
Income from continuing operations	$0.16	$0.37	$0.26	$0.42	$1.20
Discontinued operations	$—	$0.50	$—	$0.03	$0.53
Net income	$0.16	$0.87	$0.26	$0.45	$1.73
2001
Revenues(a)	$1,014	$1,110	$965	$878	$3,967
Costs and expenses(a)	$821	$856	$830	$845	$3,352
Income (loss) from continuing operations	$62	$107	$30	$(54)	$145
Discontinued operations	$—	$—	$—	$—	$—
Net income (loss)	$62	$107	$30	$(54)	$145
Earnings per Share:
Basic —
Income (loss) from continuing operations	$0.31	$0.53	$0.15	$(0.28)	$0.72
Discontinued operations	$—	$—	$—	$—	$—
Net income (loss)	$0.31	$0.53	$0.15	$(0.28)	$0.72
Diluted —
Income (loss) from continuing operations	$0.30	$0.52	$0.14	$(0.28)	$0.70
Discontinued operations	$—	$—	$—	$—	$—
Net income (loss)	$0.30	$0.52	$0.14	$(0.28)	$0.70

(a)	Excluding other revenues and expenses from managed and franchised properties.

SCHEDULE II

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

AND STARWOOD HOTELS & RESORTS
VALUATION AND QUALIFYING ACCOUNTS
(In millions)

		Additions (Deductions)

		Charged
		to/reversed	Charged
	Balance	from	to/from Other	Payments/	Balance
	January 1,	Expenses	Accounts(a)	Other	December 31,

2002
Trade receivables — allowance for doubtful accounts	$48	$11	$(8)	$(6)	$45
Notes receivable — allowance for doubtful accounts	$41	$16	$10	$(21)	$46
Reserves included in accrued and other liabilities:
Restructuring and other special charges	$98	$(7)	$6	$(11)	$86
2001
Trade receivables — allowance for doubtful accounts	$45	$3	$—	$—	$48
Notes receivable — allowance for doubtful accounts	$42	$17	$—	$(18)	$41
Reserves included in accrued and other liabilities:
Restructuring and other special charges	$100	$50	$(19)	$(33)	$98
2000
Trade receivables — allowance for doubtful accounts	$62	$2	$(8)	$(11)	$45
Notes receivable — allowance for doubtful accounts	$43	$17	$6	$(24)	$42
Reserves included in accrued and other liabilities:
Restructuring and other special charges	$121	$—	$(13)	$(8)	$100

(a)	Charged to/from other accounts:

	Trade and Notes
	Receivable —	Restructuring
	Allowance for	and Other
	Doubtful Accounts	Special Charges

2002
Other assets	$—	$6
Other liabilities	2	—

Total charged to/from other accounts	$2	$6

2001
Other assets	$—	$(19)
Other liabilities	—	—

Total charged to/from other accounts	$—	$(19)

2000
Other assets	$(2)	$—
Other liabilities	—	(13)

Total charged to/from other accounts	$(2)	$(13)

SCHEDULE III

STARWOOD HOTELS & RESORTS

REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2002
(In millions)

							Gross Amount
			Initial Cost to		Costs Subsequent to		Book Value
			Company		Acquisition		at December 31, 2002

							(a)	(a)(b)

									Accumulated
				Building and		Building and		Building and	Depreciation &	Year of	Date
Description	City	State	Land	Improvements	Land	Improvements	Land	Improvements	Amortization	Construction	Acquired	Life

The St. Regis, New York	New York	NY	$65	$150	$—	$8	$65	$157	$18	1904	6/98	40
Hotel properties, each less than 5% of total	Various	Various	388	3,272	(3)	456	385	3,728	512	Various	Various	Various

			$453	$3,422	$(3)	$464	$450	$3,885	$530

Land								450	—
Furniture, fixtures and equipment								551	362
Construction in progress								16	—

								$4,902	$892

(a)	As of December 31, 2002, land, building, furniture, fixtures and equipment and construction in progress have a cost basis of $393 million, $2,187 million, $141 million and $16 million, respectively, for federal income tax purposes.

(b)	Building and improvements include amounts allocated for leasehold interest in land.

SCHEDULE III (Continued)

STARWOOD HOTELS & RESORTS

REAL ESTATE AND ACCUMULATED DEPRECIATION
(In millions)

     A reconciliation of the Trust’s investment in real estate, furniture and fixtures and related accumulated depreciation is as follows:

	Year Ended December 31,

	2002	2001	2000

Real Estate and Furniture and Fixtures
Balance at beginning of period	$4,892	$4,749	$4,599
Additions during period:
Acquisitions	—	—	—
Improvements	86	169	204
Other	—	—	34
Deductions during period:
Sale of properties	(76)	(26)	(88)

Balance at end of period	$4,902	$4,892	$4,749

Accumulated Depreciation
Balance at beginning of period	$(691)	$(489)	$(306)
Additions during period:
Depreciations expense	(222)	(206)	(183)
Other	—	—	(5)
Deductions during period:
Sale of properties	21	2	5
Other	—	2	—

Balance at end of period	$(892)	$(691)	$(489)

SCHEDULE IV

STARWOOD HOTELS & RESORTS

MORTGAGE LOANS ON REAL ESTATE
December 31, 2002
(In millions)

							Principal Amount of
					Original	Carrying	Loans Subject to
		Final	Periodic		Face Amount	Amount of	Delinquent
Description	Interest Rate	Maturity	Payment Terms	Prior Liens	of Mortgages	Mortgages(a)	Principal or Interest

First Mortgage:
Ramada Inn — Tucker, GA	9.00%	2002	(b)	No	$2	$2	$2

Intercompany Mortgage Loans
First Mortgages:
Westin Maui — Maui, HI	10.00%	2006	(c)	No	$105	$142	—
Sheraton Holding Corporation Mortgage Note	10.00%	2005	(d)	No	2,489	1,289	—
Sheraton Holding Corporation Mortgage Note	8.50%	2014	(e)	No	210	210	—
Starwood Hotels & Resorts Worldwide, Inc.	8.50%	2005	(d)	No	150	150	—
Other, each less than 3% of total carrying amount	9.00% - 9.50%	2004-2006	(f)	No	186	162	—

					$3,140	$1,953	$—

(a)	As of December 31, 2002, the aggregate cost (before allowance for loan losses) for federal income tax purposes is not significantly different from that used for book purposes.

(b)	Payment of principal and interest due monthly and based upon an 18-year amortization schedule. Loan is currently in default and paying interest only based upon bankruptcy proceedings rulings.

(c)	Interest only payable monthly; interest based on current principal balance. Principal balance comprised of initial advance of $105 million with additional advances up to $121 million available. Principal and all accrued and unpaid interest are due January 2006.

(d)	Interest only payable monthly; principal and all accrued and unpaid interest are due February 2005.

(e)	Interest only payable monthly; principal and all accrued and unpaid interest are due February 2014.

(f)	Interest only payable monthly; principal and all accrued and unpaid interest are due December 2004 and October 2006.

SCHEDULE IV (Continued)

STARWOOD HOTELS & RESORTS

RECONCILIATION OF MORTGAGE LOANS
(In millions)

	Year Ended December 31,

	2002	2001	2000

Balance at beginning of period	$1,945	$1,935	$1,925
Additions:
Accrued interest(a)	14	13	12
Deductions:
Principal repayments	(4)	(3)	(2)

Balance at end of period	$1,955	$1,945	$1,935

(a)	Per the mortgage loan agreements, several of the loans do not require monthly interest payments if cash flows are insufficient. Thus, the Trust has accrued interest on such loans.

EXHIBIT INDEX

Exhibit
Number	Description of Exhibit

2.1	Formation Agreement, dated as of November 11, 1994, among the Trust, the Corporation, Starwood Capital and the Starwood Partners (incorporated by reference to Exhibit 2 to the Trust’s and the Corporation’s Joint Current Report on Form 8-K dated November 16, 1994). (The SEC file numbers of all filings made by the Corporation and the Trust pursuant to the Securities Exchange Act of 1934, as amended, and referenced herein are: 1-7959 (the Corporation) and 1-6828 (the Trust)).
2.2	Form of Amendment No. 1 to Formation Agreement, dated as of July 1995, among the Trust, the Corporation and the Starwood Partners (incorporated by reference to Exhibit 10.23 to the Trust’s and the Corporation’s Joint Registration Statement on Form S-2 filed with the SEC on June 29, 1995 (Registration Nos. 33-59155 and 33-59155-01)).
2.3	Transaction Agreement, dated as of September 8, 1997, by and among the Trust, the Corporation, Realty Partnership, Operating Partnership, WHWE L.L.C., Woodstar Investor Partnership (“Woodstar”), Nomura Asset Capital Corporation, Juergen Bartels, Westin Hotels & Resorts Worldwide, Inc., W&S Lauderdale Corp., W&S Seattle Corp., Westin St. John Hotel Company, Inc., W&S Denver Corp., W&S Atlanta Corp. and W&S Hotel L.L.C. (incorporated by reference to Exhibit 2 to the Trust’s and the Corporation’s Joint Current Report on Form 8-K dated September 9, 1997, as amended by the Form 8-K/ A dated December 18, 1997).
2.4	Amended and Restated Agreement and Plan of Merger, dated as of November 12, 1997, by and among the Corporation, the Trust, Chess Acquisition Corp. (“Chess”) and ITT Corporation (incorporated by reference to Exhibit 2.1 to the Trust’s and the Corporation’s Joint Current Report on Form 8-K dated November 13, 1997).
2.5	Agreement and Plan of Restructuring, dated as of September 16, 1998, and amended as of November 30, 1998, among the Corporation, ST Acquisition Trust (“ST Trust”) and the Trust (incorporated by reference to Annex A to the Trust’s and the Corporation’s Joint Proxy Statement dated December 3, 1998 (the “1998 Proxy Statement”)).
2.6	Form of Stock Purchase Agreement, dated as of February 23, 1998, between the Trust and the Corporation (incorporated by reference to Exhibit 10.4 to the Trust’s and the Corporation’s Joint Annual Report on Form 10-K for the year ended December 31, 1997 (the “1997 Form 10-K”)).
3.1	Amended and Restated Declaration of Trust of the Trust, amended and restated as of January 6, 1999 (incorporated by reference to Exhibit 1 to the Trust’s Registration Statement on Form 8-A filed on December 21, 1998 (the “Trust Form 8-A”), except that the following changes were made on January 6, 1999, upon the filing by the Trust and ST Trust of the Articles of Merger of ST Trust into the Trust (the “Articles of Merger”) with, and the acceptance thereof for record by, the State Department of Assessments and Taxation of the State of Maryland (the “SDAT”): Section 6.14 specifies January 6, 1999 as the date of the Intercompany Agreement; Section 6.19.1 specifies January 6, 1999 as the date of the acceptance for record by the SDAT of the Articles of Merger; and the definition of “Intercompany Agreement” in Section 6.19.2 specifies January 6, 1999 as the date of the Intercompany Agreement).
3.2	Charter of the Corporation, amended and restated as of February 1, 1995, as amended through March 26, 1999 (incorporated by reference to Exhibit 3.2 to the Trust’s and the Corporation’s Joint Annual Report on Form 10-K for the year ended December 31, 1998, as amended by the Form 10-K/ A filed May 17, 1999 (as so amended, the “1998 Form 10-K”)).
3.3	Bylaws of the Trust, as amended through April 16, 1999 (incorporated by reference to Exhibit 3.3 to the Corporation’s and the Trust’s Joint Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1999 (the “1999 Form 10-Q1”)).
3.4	Bylaws of the Corporation, as amended through March 15, 1999 (incorporated by reference to Exhibit 3 to the Corporation’s and the Trust’s Joint Current Report on Form 8-K dated March 15, 1999 (the “March 15 Form 8-K”)).

Exhibit
Number	Description of Exhibit

4.1	Amended and Restated Intercompany Agreement, dated as of January 6, 1999, between the Corporation and the Trust (incorporated by reference to Exhibit 3 to the Trust Form 8-A, except that on January 6, 1999, the Intercompany Agreement was executed and dated as of January 6, 1999).
4.2	Rights Agreement, dated as of March 15, 1999, between the Corporation and Chase Mellon Shareholder Services, L.L.C., as Rights Agent (incorporated by reference to Exhibit 4 to the March 15 Form 8-K).
4.3	Amended and Restated Indenture, dated as of November 15, 1995, as Amended and Restated as of December 15, 1995 between ITT Corporation (formerly known as ITT Destinations, Inc.) and the First National Bank of Chicago, as trustee (incorporated by reference to Exhibit 4.A.IV to the First Amendment to ITT Corporation’s Registration Statement on Form S-3 filed November 13, 1996).
4.4	First Indenture Supplement, dated as of December 31, 1998, among ITT Corporation, the Corporation and The Bank of New York (incorporated by reference to Exhibit 4.1 to the Trust’s and the Corporation’s Joint Current Report on Form 8-K filed January 8, 1999).
4.5	The Registrants hereby agree to file with the Commission a copy of any instrument, including indentures, defining the rights of long-term debt holders of the Registrants and their consolidated subsidiaries upon the request of the Commission.
10.1	Third Amended and Restated Limited Partnership Agreement for Realty Partnership, dated January 6, 1999, among the Trust and the limited partners of Realty Partnership (incorporated by reference to Exhibit 10.1 to the 1998 Form 10-K).
10.2	Third Amended and Restated Limited Partnership Agreement for Operating Partnership, dated January 6, 1999, among the Corporation and the limited partners of Operating Partnership (incorporated by reference to Exhibit 10.2 to the 1998 Form 10-K).
10.3	Form of Amended and Restated Lease Agreement, entered into as of January 1, 1993, between the Trust as Lessor and the Corporation (or a subsidiary) as Lessee (incorporated by reference to Exhibit 10.19 to the Trust’s and the Corporation’s Joint Annual Report on Form 10-K for the year ended December 31, 1992).
10.4	Employment Agreement, dated May 24, 1999, between the Corporation and Ronald C. Brown. (incorporated by reference to Exhibit 10.4 to the Corporation’s and the Trust’s Joint Annual Report on Form 10-K for the year ended December 31, 1999 (the “1999 Form 10-K”)).(1)
10.5	Starwood Hotels & Resorts 1995 Long-Term Incentive Plan (Amended and Restated as of December 3, 1998) (incorporated by reference to Annex D to the 1998 Proxy Statement).(1)
10.6	Starwood Hotels & Resorts Worldwide, Inc. 1995 Long-Term Incentive Plan (Amended and Restated as of December 3, 1998) (incorporated by reference to Annex E to the 1998 Proxy Statement).(1)
10.7	Incentive and Non-Qualified Share Option Plan (1986) of the Trust (incorporated by reference to Exhibit 10.8 to the Trust’s and the Corporation’s Joint Annual Report on Form 10-K for the year ended August 31, 1986 (the “1986 Form 10-K”)).(1)
10.8	Corporation Stock Non-Qualified Stock Option Plan (1986) of the Trust (incorporated by reference to Exhibit 10.9 to the 1986 Form 10-K).(1)
10.9	Stock Option Plan (1986) of the Corporation (incorporated by reference to Exhibit 10.10 to the 1986 Form 10-K).(1)
10.10	Trust Shares Option Plan (1986) of the Corporation (incorporated by reference to Exhibit 10.11 to the 1986 Form 10-K).(1)
10.11	Form of Indemnification Agreement and Amendment No. 1 to Indemnification Agreement between the Trust and each of its Trustees and executive officers (incorporated by reference to Exhibit 10.7 to the Trust’s and the Corporation’s Joint Annual Report on Form 10-K for the year ended December 31, 1995 (the “1995 Form 10-K”)).(1)

Exhibit
Number	Description of Exhibit

10.12	Form of Indemnification Agreement and Amendment No. 1 to Indemnification Agreement between the Corporation and each of its Directors and executive officers (incorporated by reference to Exhibit 10.8 to the 1995 Form 10-K).(1)
10.13	Form of Amendment No. 2 to Indemnification Agreement, dated June 26, 1997, between the Trust and each of its Trustees and executive officers (incorporated by reference to Exhibit 10.1 to the Trust’s and the Corporation’s Joint Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1997 (the “1997 Form 10-Q2”)).(1)
10.14	Form of Amendment No. 2 to Indemnification Agreement, dated June 26, 1997, between the Corporation and each of its Directors and executive officers (incorporated by reference to Exhibit 10.2 to the 1997 Form 10-Q2).(1)
10.15	Form of Trademark License Agreement, dated as of December 10, 1997, between Starwood Capital and the Trust (incorporated by reference to Exhibit 10.22 to the 1997 Form 10-K).
10.16	Exchange Rights Agreement, dated as of January 1, 1995, among the Trust, the Corporation, Realty Partnership, Operating Partnership and the Starwood Partners (incorporated by reference to Exhibit 2B to the Trust’s and the Corporation’s Joint Current Report on Form 8-K dated January 31, 1995 (the “Formation Form 8-K”)).
10.17	Registration Rights Agreement, dated as of January 1, 1995, among the Trust, the Corporation and Starwood Capital (incorporated by reference to Exhibit 2C to the Formation Form 8-K).
10.18	Exchange Rights Agreement, dated as of June 3, 1996, among the Trust, the Corporation, Realty Partnership, Operating Partnership, Philadelphia HIR Limited Partnership and Philadelphia HSR Limited Partnership (incorporated by reference to Exhibit 10.1 to the Trust’s and the Corporation’s Joint Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1996 (the “1996 Form 10-Q2”)).
10.19	Registration Rights Agreement, dated as of June 3, 1996, among the Trust, the Corporation and Philadelphia HSR Limited Partnership (incorporated by reference to Exhibit 10.2 to the 1996 Form 10-Q2).
10.20	Units Exchange Rights Agreement, dated as of February 14, 1997, by and among, inter alia, the Trust, the Corporation, Realty Partnership, Operating Partnership and the Starwood Partners (incorporated by reference to Exhibit 10.34 to the 1997 Form 10-K).
10.21	Class A Exchange Rights Agreement, dated as of February 14, 1997, by and among, inter alia, the Trust, the Corporation, Operating Partnership and the Starwood Partners (incorporated by reference to Exhibit 10.35 to the 1997 Form 10-K).
10.22	Exchange Rights Agreement, dated as of January 2, 1998, among, inter alia, the Trust, Realty Partnership and Woodstar (incorporated by reference to Exhibit 10.50 to the 1997 Form 10-K).
10.23	Exchange Rights Agreement, dated as of January 2, 1998, among, inter alia, the Corporation, Operating Partnership and Woodstar (incorporated by reference to Exhibit 10.51 to the 1997 Form 10-K).
10.24	Registration Rights Agreement, dated as of January 2, 1998, among, inter alia, the Trust, the Corporation, and Woodstar (incorporated by reference to Exhibit 10.52 to the 1997 Form 10-K).
10.25	Pledge and Security Agreement, dated as of February 23, 1998, executed and delivered by the Trust, the Corporation and the other Pledgors party thereto, in favor of Bankers Trust Company as Collateral Agent (incorporated by reference to Exhibit 10.63 to the 1997 Form 10-K).
10.26	Second Amended and Restated Senior Secured Note Agreement, dated December 30, 1999, among the Corporation, the Trust, the guarantors listed therein, the lenders listed therein, Lehman Commercial Paper Inc., as Arranger and Administrative Agent, and Alex Brown and Chase Securities Inc., as Syndication Agents (incorporated by reference to Exhibit 10.46 to the 1999 Form 10-K).

Exhibit
Number	Description of Exhibit

10.27	Loan Agreement, dated as of February 23, 1998, between the Trust and the Corporation, together with Promissory Note executed in connection therewith, by the Corporation to the order of the Trust, in the principal amount of $3,282,000,000 (incorporated by reference to Exhibit 10.65 to the 1997 Form 10-K).
10.28	Loan Agreement, dated as of February 23, 1998, between the Trust and the Corporation, together with Promissory Note executed in connection therewith, by the Corporation to the order of the Trust, in the principal amount of $100,000,000 (incorporated by reference to Exhibit 10.66 to the 1997 Form 10-K).
10.29	Loan Agreement, dated as of February 23, 1998, between the Trust and the Corporation, together with Promissory Note executed in connection therewith, by the Corporation to the order of the Trust, in the principal amount of $50,000,000 (incorporated by reference to Exhibit 10.67 to the 1997 Form 10-K).
10.30	Loan Agreement, dated as of January 27, 1999, among the Borrowers named therein, as Borrowers, Starwood Operator I LLC, as Operator, and Lehman Brothers Holding Inc., d/b/a Lehman Capital, a division of Lehman Brothers Holdings Inc. (incorporated by reference to Exhibit 10.58 to the 1998 Form 10-K).
10.31	Form of Severance Agreement, dated December 1999, between the Corporation and each of Barry S. Sternlicht, Ronald C. Brown and Steve R. Goldman (incorporated by reference to Exhibit 10.52 to the 1999 Form 10-K).(1)
10.32	Amended and Restated Employment Agreement, effective as of January 1, 2000, between Barry S. Sternlicht and the Company (incorporated by reference to Exhibit 10.1 to the Corporation’s and the Trust’s Joint Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2000). (1)
10.33	Employment Agreement, dated as of April 7, 2000, between the Corporation and David K. Norton (incorporated by reference to Exhibit 10.1 to the Corporation’s and the Trust’s Joint Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000).(1)
10.34	Employment Agreement, dated as of June 27, 2000, between the Corporation and Robert F. Cotter (incorporated by reference to Exhibit 10.1 to the Corporation’s and the Trust’s Joint Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000).(1)
10.35	Form of Severance Agreement, dated as of August 14, 2000, between the Corporation and Robert F. Cotter (incorporated by reference to Exhibit 10.56 to the 2000 Form 10-K).(1)
10.36	Employment Agreement, dated as of September 25, 2000, between the Corporation and Kenneth S. Siegel (incorporated by reference to Exhibit 10.57 to the 2000 Form 10-K).(1)
10.37	Form of Severance Agreement, dated as of September 26, 2000, between the Corporation and Kenneth S. Siegel (incorporated by reference to Exhibit 10.58 to the 2000 Form 10-K).(1)
10.38	Form of Severance Agreement, dated as of June 9, 2000, between the Corporation and David K. Norton (incorporated by reference to Exhibit 10.59 to the 2000 Form 10-K).(1)
10.39	Stock Purchase Agreement, dated as of April 27, 1999, among the Corporation, ITT Sheraton Corporation, Starwood Canada Corp., Caesars World, Inc., Sheraton Desert Inn Corporation, Sheraton Tunica Corporation and Park Place Entertainment Corporation (incorporated by reference to Exhibit 10.5 to the 1999 Form 10-Q1).
10.40	Starwood Hotels & Resorts Worldwide, Inc. 1999 Long-Term Incentive Compensation Plan (incorporated by reference to Exhibit 10.4 to the Corporation’s and the Trust’s Joint Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1999 (the “1999 Form 10-Q2”)).(1)
10.41	Starwood Hotels & Resorts Worldwide, Inc. 1999 Annual Incentive Plan for Certain Executives (incorporated by reference to Exhibit 10.5 to the 1999 Form 10-Q2).(1)
10.42	First Amendment to the Starwood Hotels & Resorts Worldwide, Inc. 1999 Long-Term Incentive Compensation Plan, dated as of August 1, 2001 (incorporated by reference to Exhibit 10.1 to the Corporation’s and the Trust’s Joint Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2001).(1)

Exhibit
Number	Description of Exhibit

10.43	Starwood Hotels & Resorts Worldwide, Inc. Deferred Compensation Plan, effective as of January 1, 2001 (incorporated by reference to Exhibit 10.1 to the Corporation’s and the Trust’s Joint Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2001 (the “2001 Form 10-Q2”)).(1)
10.44	Indenture, dated as of May 25, 2001, by and among the Corporation, as Issuer, the guarantors named herein and Firstar Bank, N.A., as Trustee (incorporated by reference to Exhibit 10.2 to the 2001 Form 10-Q2).
10.45	Registration Rights Agreement, dated as of May 25, 2001, among the Corporation, the Trust, the guarantors named herein and Salomon Smith Barney Inc. (incorporated by reference to Exhibit 10.3 to the 2001 Form 10-Q2).
10.46	Addendum to Robert F. Cotter Offer Letter, effective as of February 16, 2002 (incorporated by reference to Exhibit 10.1 to the Corporation’s and Trust’s Joint Quarterly Report on Form 10-Q for the quarter ended March 31, 2002).
10.47	Starwood Hotels & Resorts Worldwide, Inc. 2002 Long-Term Incentive Compensation Plan (the “2002 LTIP”) (incorporated by reference to Annex B of the Corporation’s 2002 Proxy Statement).
10.48	Starwood Hotels & Resorts Amended and Restated Non-Qualified Stock Option Agreement by and between the Trust and Barry S. Sternlicht, dated as of May 22, 2002 relating to a grant made on June 29, 1995 (incorporated by reference to Exhibit 10.3 to the 2002 Form 10-Q2).
10.49	Form of Non-Qualified Stock Option Agreement pursuant to the 2002 LTIP.(2)
10.50	Starwood Hotels & Resorts Amended and Restated Non-Qualified Stock Option Agreement by and between the Trust and Barry S. Sternlicht, dated as of May 22, 2002 relating to a grant made on August 12, 1996 (incorporated by reference to Exhibit 10.4 to the 2002 Form 10-Q2).
10.51	Starwood Hotels & Resorts Amended and Restated Non-Qualified Stock Option Agreement by and between the Trust and Barry S. Sternlicht, dated as of May 22, 2002 relating to a grant made on August 12, 1996 (incorporated by reference to Exhibit 10.5 to the 2002 Form 10-Q2).
10.52	Letter to holders of the Corporation’s, Series B Zero Coupon Convertible Senior Notes due 2021 (incorporated by reference to Exhibit 99.5 to the 2002 Form 10-Q2).
10.53	Amendment to Exchange Rights Agreement (Class A Realty Partnership Units), dated as of October 10, 2002, among the Trust, Realty Partnership and certain limited partners of the Realty Partnership.(2)
10.54	Amendment to Exchange Rights Agreement (Class B Operating Partnership Units), dated as of October 10, 2002, among the Corporation, Operating Partnership and certain limited partners of the Operating Partnership.(2)
10.55	Severance Agreement, dated December 1999, between the Corporation and Theodore Darnall.(2)
10.56	Employment Agreement, dated September 2, 1999, between Steven M. Hankin and the Corporation.(2)
10.57	Severance Agreement, dated October 2000, between Starwood Hotels & Resorts Worldwide, Inc., and Steve Hankin.(2)
10.58	Credit Agreement, dated October 9, 2002, among the Corporation, certain additional alternative currency revolving loan borrowers and various lenders, Deutsche Bank, AG, New York Branch, as Administrative Agent, JP Morgan Chase Bank, as Syndication Agent, Bank of America, N.A., Fleet National Bank and Societe Generale, as Co-Documentation Agents, and Deutsche Bank Securities Inc. and JP Morgan Securities Inc. as Co-Lead Arrangers and joint Book Running Managers (incorporated by reference to Exhibit 10.1 of Form 8-K filed on October 11, 2002).
10.59	Indenture, dated as of April 19, 2002, among the Corporation, the guarantor parties named herein and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Corporation’s and Sheraton Holding Corporation’s Joint Registration Statement on Form S-4 filed on November 19, 2002 the “2002 Forms S4”)).

Exhibit
Number	Description of Exhibit

10.60	Registration Rights Agreement, dated as of April 19, 2002, among the Corporation, the guarantor parties named therein and Lehman Brothers, Inc., (incorporated by reference to Exhibit 4.4 to the 2002 Form S-4).
10.61	Employment Agreement, dated March 25, 1998, between Theodore Darnall and Starwood Hotels & Resorts Worldwide, Inc.(2)
12.1	Calculation of Ratio of Earnings to Total Fixed Charges. (2)
21.1	Subsidiaries of the Registrants.(2)
23.1	Consent of Ernst & Young LLP.(2)
99.1	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code — Chief Executive Officer — Corporation.(2)
99.2	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code — Chief Financial Officer — Corporation.(2)
99.3	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code — Chief Executive Officer — Trust.(2)
99.4	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code — Chief Financial and Accounting Officer — Trust.(2)

(1)	Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.

(2)	Filed herewith.

(b)	Reports on Form 8-K.

      During the fourth quarter of 2002, Starwood filed a Current Report on Form 8-K dated October 9, 2002, reporting under Items 5 and 7 the execution of its five-year $1.3 billion Senior Credit Facility.