Form 10-Q
period 2003-03-31
STARWOOD HOTELS & RESORTS; STARWOOD HOTEL & RESORTS WORLDWIDE INC
filed 2003-05-09
CIK 48595, 316206

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarterly Period Ended March 31, 2003

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Transition Period from to

Commission File Number: 1-7959	Commission File Number: 1-6828

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.	STARWOOD HOTELS & RESORTS
(Exact name of Registrant as specified in its charter)	(Exact name of Registrant as specified in its charter)

Maryland	Maryland
(State or other jurisdiction of incorporation or organization)	(State or other jurisdiction of incorporation or organization)

52-1193298	52-0901263
(I.R.S. employer identification no.)	(I.R.S. employer identification no.)

1111 Westchester Avenue White Plains, NY 10604	1111 Westchester Avenue White Plains, NY 10604
(Address of principal executive offices, including zip code)	(Address of principal executive offices, including zip code)

(914) 640-8100	(914) 640-8100
(Registrant’s telephone number, including area code)	(Registrant’s telephone number, including area code)

      Indicate by check mark whether the Registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days.     Yes ☑     No ☐

      Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).     Yes ☑     No ☐

      Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

      200,630,997 shares of common stock, par value $0.01 per share, of Starwood Hotels & Resorts Worldwide, Inc. attached to and traded together with 200,630,997 Class B shares of beneficial interest, par value $0.01 per share, of Starwood Hotels & Resorts, and 100 Class A shares of beneficial interest, par value $0.01 per share, of Starwood Hotels & Resorts, all outstanding as of April 30, 2003.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
CONSOLIDATED BALANCE SHEETS
CONSOLIDATED STATEMENTS OF OPERATIONS
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
CONSOLIDATED STATEMENTS OF OPERATIONS
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
NOTES TO FINANCIAL STATEMENTS
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Item 3. Quantitative and Qualitative Disclosures about Market Risk.
Item 4. Controls and Procedures
PART II. OTHER INFORMATION
Item 1. Legal Proceedings.
Item 2. Changes in Securities and Use of Proceeds.
Item 6. Exhibits and Reports on Form 8-K.
SIGNATURES
EX-3.1
EX-10.1
EX-10.2
EX-10.3
EX-10.4
EX-10.5
EX-99.1
EX-99.2
EX-99.3
EX-99.4
EX-99.5

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

      The following unaudited consolidated financial statements of Starwood Hotels & Resorts Worldwide, Inc. (the “Corporation”) and Starwood Hotels & Resorts (the “Trust” and, together with the Corporation, “Starwood” or the “Company”) are provided pursuant to the requirements of this Item. In the opinion of management, all adjustments necessary for fair presentation, consisting of normal recurring adjustments, have been included. The consolidated financial statements presented herein have been prepared in accordance with the accounting policies described in the Company’s Joint Annual Report on Form 10-K for the year ended December 31, 2002 filed on February 28, 2003. See the notes to financial statements for the basis of presentation. The consolidated financial statements should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere herein. Results for the three months ended March 31, 2003 are not necessarily indicative of results to be expected for the full fiscal year ending December 31, 2003.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

CONSOLIDATED BALANCE SHEETS
(In millions, except share data)

	March 31,	December 31,
	2003	2002

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$158	$108
Restricted cash	146	108
Accounts receivable, net of allowance for doubtful accounts of $48 and $45	376	398
Inventories	213	214
Prepaid expenses and other	148	108

Total current assets	1,041	936
Investments	407	434
Plant, property and equipment, net	6,925	6,911
Assets held for sale	667	839
Goodwill and intangible assets, net	2,576	2,570
Other assets	493	500

	$12,109	$12,190

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings and current maturities of long-term debt	$908	$870
Accounts payable	220	223
Accrued expenses	561	671
Accrued salaries, wages and benefits	166	178
Accrued taxes and other	211	188

Total current liabilities	2,066	2,130
Long-term debt	4,597	4,449
Deferred income taxes	909	986
Other liabilities	547	538

	8,119	8,103

Minority interest	37	39

Exchangeable units and Class B preferred shares, at redemption value of $38.50	35	51

Commitments and contingencies Stockholders’ equity:
Class A exchangeable preferred shares of the Trust; $0.01 par value; authorized 30,000,000 shares; outstanding 493,775 and 493,968 shares at March 31, 2003 and December 31, 2002, respectively	—	—
Corporation common stock; $0.01 par value; authorized 1,050,000,000 shares; outstanding 200,547,758 and 199,579,542 shares at March 31, 2003 and December 31, 2002, respectively	2	2
Trust Class B shares of beneficial interest; $0.01 par value; authorized 1,000,000,000 shares; outstanding 200,547,758 and 199,579,542 shares at March 31, 2003 and December 31, 2002, respectively	2	2
Additional paid-in capital	4,928	4,905
Deferred compensation	(19)	(14)
Accumulated other comprehensive loss	(455)	(474)
Accumulated deficit	(540)	(424)

Total stockholders’ equity	3,918	3,997

	$12,109	$12,190

The accompanying notes to financial statements are an integral part of the above statements.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per Share data)
(Unaudited)

	Three Months
	Ended March 31,

	2003	2002

Revenues
Owned, leased and consolidated joint venture hotels	$732	$742
Other hotel and leisure	151	142

	883	884
Other revenues from managed and franchised properties	190	202

	1,073	1,086

Costs and Expenses
Owned, leased and consolidated joint venture hotels	586	558
Selling, general, administrative and other	121	88
Restructuring and other special credits, net	—	(2)
Depreciation	111	111
Amortization	6	5

	824	760
Other expenses from managed and franchised properties	190	202

	1,014	962
Operating income	59	124
Interest expense, net of interest income of $0 and $0	(77)	(76)
Loss on asset dispositions, net	(170)	(3)

	(188)	45
Income tax benefit (expense)	70	(13)
Minority equity in net loss	1	1

Income (loss) from continuing operations	(117)	33
Discontinued operations
Loss from operations, net of taxes of $0 and $0	(1)	(1)
Gain on disposition, net of taxes of $1 and $0	2	—

Net income (loss)	$(116)	$32

Earnings (Loss) Per Share — Basic
Continuing operations	$(0.58)	$0.16
Discontinued operations	—	—

Net income (loss)	$(0.58)	$0.16

Earnings (Loss) Per Share — Diluted
Continuing operations	$(0.58)	$0.16
Discontinued operations	—	—

Net income (loss)	$(0.58)	$0.16

Weighted average number of Shares	200	200

Weighted average number of Shares assuming dilution	200	205

The accompanying notes to financial statements are an integral part of the above statements.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In millions)
(Unaudited)

	Three Months
	Ended
	March 31,

	2003	2002

Net income (loss)	$(116)	$32

Other comprehensive income (loss), net of taxes:
Foreign currency translation arising during the period	23	(60)
Minimum pension liability adjustments	(3)	—
Change in fair value of derivative instruments	(1)	8

	19	(52)

Comprehensive loss	$(97)	$(20)

The accompanying notes to financial statements are an integral part of the above statements.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Three Months
	Ended
	March 31,

	2003	2002

Operating Activities
Net income (loss)	$(116)	$32
Exclude:
Discontinued operations	(1)	1

Income (loss) from continuing operations	(117)	33
Loss on asset dispositions, net	170	3
Other adjustments to income (loss) from continuing operations	154	95
Changes in working capital	(21)	(52)
Accrued and deferred income taxes	(58)	(2)
Other, net	10	(25)

Cash from continuing operations	138	52
Cash from discontinued operations	7	4

Cash from operating activities	145	56

Investing Activities
Purchases of plant, property and equipment	(65)	(56)
Acquisitions, net of acquired cash and investments	(1)	(12)
Other, net	—	4

Cash used for investing activities	(66)	(64)

Financing Activities
Revolving credit facility and short-term borrowings, net	144	(96)
Long-term debt issued	15	161
Long-term debt repaid	(13)	(44)
Distributions paid	(170)	(40)
Other, net	(8)	24

Cash from (used for) financing activities	(32)	5

Exchange rate effect on cash and cash equivalents	3	(1)

Increase (decrease) in cash and cash equivalents	50	(4)
Cash and cash equivalents — beginning of period	108	107

Cash and cash equivalents — end of period	$158	$103

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Interest	$30	$48

Income taxes, net of refunds	$(3)	$15

The accompanying notes to financial statements are an integral part of the above statements.

STARWOOD HOTELS & RESORTS

CONSOLIDATED BALANCE SHEETS

(In millions, except share data)

	March 31,	December 31,
	2003	2002

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3	$2
Receivable, Corporation	43	41
Prepaid expenses and other	4	1

Total current assets	50	44
Investments, Corporation	848	848
Investments	26	27
Plant, property and equipment, net	3,332	3,362
Assets held for sale	471	648
Long-term receivables, Corporation, net	1,829	2,070
Goodwill and intangible assets, net	223	223
Other assets	8	8

	$6,787	$7,230

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings and current maturities of long-term debt	$9	$9
Accounts payable	3	8
Accrued expenses	18	24
Distributions payable, Corporation	—	148
Distributions payable	—	170

Total current liabilities	30	359
Long-term debt	436	438

	466	797

Minority interest	30	30

Exchangeable units and Class B preferred shares, at redemption value of $38.50	32	48

Commitments and contingencies
Stockholders’ equity:
Class A exchangeable preferred shares; $0.01 par value; authorized 30,000,000 shares; outstanding 493,775 and 493,968 shares at March 31, 2003 and December 31, 2002, respectively	—	—
Class A shares of beneficial interest; $0.01 par value; authorized 5,000 shares; outstanding 100 shares at March 31, 2003 and December 31, 2002	—	—
Trust Class B shares of beneficial interest; $0.01 par value; authorized 1,000,000,000 shares; outstanding 200,547,758 and 199,579,542 shares at March 31, 2003 and December 31, 2002, respectively	2	2
Additional paid-in capital	7,708	7,704
Accumulated deficit	(1,451)	(1,351)

Total stockholders’ equity	6,259	6,355

	$6,787	$7,230

The accompanying notes to financial statements are an integral part of the above statements.

STARWOOD HOTELS & RESORTS

CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions)
(Unaudited)

	Three Months
	Ended
	March 31,

	2003	2002

Revenues
Unconsolidated joint ventures and other	$—	$1
Rent and interest, Corporation	129	154

	129	155

Costs and Expenses
Selling, general and administrative	1	1
Depreciation	48	54

	49	55

	80	100
Interest expense, net	(9)	(9)
Loss on asset dispositions, net	(170)	(3)
Income tax expense	(1)	(1)

Net income (loss)	$(100)	$87

The accompanying notes to financial statements are an integral part of the above statements.

STARWOOD HOTELS & RESORTS

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Three Months
	Ended
	March 31,

	2003	2002

Operating Activities
Net income (loss)	$(100)	$87
Loss on asset dispositions, net	170	3
Other adjustments to net income (loss)	49	54
Changes in working capital	227	(85)

Cash from operating activities	346	59

Investing Activities
Purchases of plant, property and equipment	(11)	(15)
Acquisitions, net of acquired cash	—	(7)

Cash used for investing activities	(11)	(22)

Financing Activities
Long-term debt repaid	(2)	(2)
Distributions paid	(170)	(40)
Distributions paid to Corporation	(148)	—
Other, net	(14)	4

Cash used for financing activities	(334)	(38)

Increase (decrease) in cash and cash equivalents	1	(1)
Cash and cash equivalents — beginning of period	2	3

Cash and cash equivalents — end of period	$3	$2

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Interest	$9	$8

Income taxes	$1	$1

The accompanying notes to financial statements are an integral part of the above statements.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

AND STARWOOD HOTELS & RESORTS

NOTES TO FINANCIAL STATEMENTS

Note 1. Basis of Presentation

      The accompanying consolidated financial statements represent (i) Starwood Hotels & Resorts Worldwide, Inc. and its subsidiaries (the “Corporation”), including Sheraton Holding Corporation and its subsidiaries and Starwood Hotels & Resorts and its subsidiaries (the “Trust” and together with the Corporation, “Starwood” or the “Company”), and (ii) the Trust.

      Starwood is one of the world’s largest hotel and leisure companies. Starwood’s status as one of the leading hotel and leisure companies resulted from the 1998 acquisitions of Westin Hotels & Resorts Worldwide, Inc. and certain of its affiliates (“Westin”) (the “Westin Merger”) and ITT Corporation (the “ITT Merger”), renamed Sheraton Holding Corporation (“Sheraton Holding”).

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

      The Trust was formed in 1969 and elected to be taxed as a real estate investment trust (“REIT”) under the Internal Revenue Code (the “Code”). In 1980, the Trust formed the Corporation and made a distribution to the Trust’s shareholders of one share of common stock, par value $0.01 per share, of the Corporation (a “Corporation Share”) for each common share of beneficial interest, par value $0.01 per share, of the Trust (a “Trust Share”). Until January 6, 1999, the Corporation Shares and Trust Shares were paired on a one-for-one basis and, pursuant to an agreement between the Corporation and the Trust, could be held or transferred only in units (“Paired Shares”) consisting of one Corporation Share and one Trust Share. The Trust is one of the largest REITs in the United States.

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

      The Corporation, through its subsidiaries, is the general partner of, and held, as of March 31, 2003, an aggregate 98.1% partnership interest in, SLC Operating Limited Partnership (the “Operating Partnership”). The Trust, through its subsidiaries, is the general partner of, and held an aggregate 97.2% partnership interest in, SLT Realty Limited Partnership (the “Realty Partnership” and, together with the Operating Partnership,

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
AND STARWOOD HOTELS & RESORTS

NOTES TO FINANCIAL STATEMENTS — (Continued)

the “Partnerships”) as of March 31, 2003. The units of the Partnerships (“LP Units”) held by the limited partners of the respective Partnerships are exchangeable on a one-for-one basis for Shares. At March 31, 2003, there were approximately 5.7 million LP Units outstanding (including 4.3 million LP Units held by the Corporation). For all periods presented, the LP Units are assumed to have been converted to Shares for purposes of calculating basic and diluted weighted average Shares outstanding.

Note 2.	Significant Accounting Policies

      Earnings Per Share. The following reconciliation of basic earnings (losses) per Share to diluted earnings (losses) assumes the conversion of LP Units to Shares (in millions, except per Share data):

	Three Months Ended March 31,

	2003			2002

	Earnings	Shares	Per Share	Earnings	Shares	Per Share

Basic earnings (losses) from continuing operations	$(117)	200	$(0.58)	$33	200	$0.16
Effect of dilutive securities:
Employee options and restricted stock awards	—	—		—	5

Diluted earnings (losses) from continuing operations	$(117)	200	$(0.58)	$33	205	$0.16

      Included in the Basic Share numbers for the three months ended March 31, 2002 are approximately 1.6 million shares of Class A EPS and Class B EPS. Approximately 1.2 million shares of Class A and Class B EPS are excluded from the Diluted Share numbers for the three months ended March 31, 2003, as they are anti-dilutive. Additionally, approximately 1.3 million shares of employee options and restricted stock awards were also excluded from the Diluted Share numbers for the three months end March 31, 2003 as they are anti-dilutive.

      Stock-Based Compensation. The Company accounts for its stock-based employee long-term incentive plans under the recognition and measurement principles of APB Opinion No. 25 “Accounting for Stock Issued to Employees” and related interpretations. No stock-based employee compensation cost is reflected in net income (loss) as all options granted to employees under these plans have an exercise price equal to the fair value of the underlying common stock on the date of grant. The following table illustrates the effect on net income (loss) and earnings (loss) per Share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 “Accounting for Stock-Based Compensation” to stock-based employee compensation:

	Three Months
	Ended
	March 31,

	2003	2002

	(In millions, except
	per Share data)
Net income (loss), as reported	$(116)	$32
Deduct: SFAS No. 123 compensation cost	(32)	(29)
Tax effect	11	10

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
AND STARWOOD HOTELS & RESORTS

NOTES TO FINANCIAL STATEMENTS — (Continued)

	Three Months
	Ended
	March 31,

	2003	2002

	(In millions, except
	per Share data)
Proforma net income (loss)	$(137)	$13

Earnings (loss) per Share:
Basic, as reported	$(0.58)	$0.16

Basic, proforma	$(0.68)	$0.07

Diluted, as reported	$(0.58)	$0.16

Diluted, proforma	$(0.68)	$0.07

Average Black Scholes Assumptions:
Dividend Yield	3.1%	2.5%
Volatility	43%	47%
Risk-free rate	2.1%	4.3%
Expected life	3 yrs	3 yrs

      Reclassifications. Certain reclassifications have been made to the prior year financial statements to conform to the current year presentation.

      Recently Issued Accounting Standards. In January 2003, the FASB issued Financial Interpretation (“FIN”) No. 46, “Consolidation of Variable Interest Entities” (VIE’s) in an effort to expand and clarify existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities and activities of another entity. FIN No. 46 is effective immediately for all enterprises with variable interests in VIE’s created after January 31, 2003. FIN No. 46 provisions must be applied to variable interests in VIE’s created before February 1, 2003 beginning in the third quarter of 2003. If an entity is determined to be a VIE, it must be consolidated by the enterprise that absorbs the majority of the VIE’s expected losses if they occur, receives a majority of the VIE’s expected residual returns if they occur, or both. Where it is reasonably possible that the company will consolidate or disclose information about a VIE, the company must disclose the nature, purpose, size and activity of the VIE and the company’s maximum exposure to loss as a result of its involvement with the VIE in all financial statements issued after January 31, 2003.

      The Company is reviewing its different forms of investments and at this time, does not believe that the adoption of FIN No. 46 will result in the consolidation of a significant number of previously unconsolidated entities. The adoption of FIN No. 46 may result in additional disclosure about a limited number of investments in VIE’s. The Company does not expect such disclosure to be material.

      FIN No. 46 does not apply to qualifying special purpose entities, such as those typically used by the Company to sell notes receivable originated by the vacation ownership business in connection with the sale of VOIs. These qualifying special purpose entities will continue to be accounted for in accordance with SFAS No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities — a replacement of FASB Statement No. 125”.

      In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure”. This statement addresses transition methodologies for companies who intend to adopt the fair valuation methodology of SFAS No. 123 for their employee stock-based compensation, as well

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
AND STARWOOD HOTELS & RESORTS

NOTES TO FINANCIAL STATEMENTS — (Continued)

as additional annual and quarterly disclosure requirements for stock-based compensation. Starwood has incorporated the new disclosure requirements into this note above.

      In November 2002, the FASB issued FIN No. 45 “Guarantor Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”. This interpretation modifies the accounting treatment for certain guarantees and is effective for all guarantees issued or modified after December 31, 2002. The new disclosure rules are effective for interim or annual periods ending after December 15, 2002. The Company has incorporated the disclosure requirements into this filing and is monitoring its new guarantees for compliance. FIN No. 45 did not have a material impact on the Company.

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

Note 3.	Assets Held for Sale

      In March 2003, the Company entered into a binding agreement to sell the Hotel Principe di Savoia in Milan, Italy (“Principe”) for 275 million Euro (approximately $300 million based on exchange rates at March 31, 2003) in cash. This transaction is expected to close by mid-2003. The Company will have no continuing involvement with the Principe after the sale, therefore the Principe results are reported as discontinued operations for both periods presented. See Note 4. Discontinued Operations for further discussion.

      In March 2003, the Company also entered into a binding agreement to sell a portfolio of assets including four hotels, a marina and shipyard, a golf club and a 51% interest in its undeveloped land assets in Costa Smeralda in Sardinia, Italy (“Sardinia Assets”). The Sardinia Assets will be sold for 290 million Euro (approximately $317 million based on exchange rates as of March 31, 2003) in cash. The Company will maintain the management contracts on the four hotels and other facilities subsequent to the sale, which is expected to close by mid-2003. Accordingly, the Sardinia Assets are not classified as discontinued operations.

      At the end of the first quarter of 2003, the Company approved a plan to sell a portfolio of 18 North American hotels, including several non-proprietary branded hotels (“18 Hotel Portfolio”), the majority of which are expected to be sold subject to management and/or franchise agreements. As a result, in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company classified these hotels as held for sale in the accompanying consolidated balance sheets and recorded an impairment charge of approximately $170 million (pre tax) to reflect the fair value less selling costs of this portfolio. The Company expects to sign a definitive agreement in the coming months and expects to close this sale in the second half of 2003.

      As of March 31, 2003 and December 31, 2002, the assets held for sale balance was $667 million and $839 million, respectively.

Note 4.	Discontinued Operations

      In accordance with SFAS No. 144, as a result of the binding agreement to sell the Principe (see Note 3. Assets Held for Sale) with no continuing involvement, the accompanying consolidated financial statements reflect the results of operations of the Principe as a discontinued operation. Interest expense of $4 million for both periods presented was allocated to discontinued operations based upon the amount of Euro denominated debt that is required to be repaid upon the consummation of the sale. The amount of Euro denominated debt

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
AND STARWOOD HOTELS & RESORTS

NOTES TO FINANCIAL STATEMENTS — (Continued)

allocated to discontinued operations was approximately $295 million and $284 million at March 31, 2003 and December 31, 2002, respectively. Summary financial information for discontinued operations is as follows (in millions) (unaudited):

	March 31,	December 31,
	2003	2002

Balance Sheet Data
Total long lived assets	$65	$63
Goodwill	$57	$55
Total assets	$84	$81
Total liabilities	$14	$11
Debt allocated or attributed to discontinued operations	$295	$284
Working capital deficiency	$(4)	$(2)

	Three Months
	Ended
	March 31,

	2003	2002

Income Statement Data
Revenues	$12	$10
Operating income	$3	$3
Interest expense on debt to be repaid with sales proceeds	$4	$4
Income tax expense	$—	$—
Loss from operations, net of taxes	$(1)	$(1)
Gain on disposition, net of taxes	$2	$—

      For the three months ended March 31, 2003, the gain from disposition consists of the reversal of $2 million (after tax) of liabilities set up in conjunction with the sale of the Company’s gaming segment which was completed in June 2000. These liabilities are no longer required as the related contingencies have been favorably resolved.

Note 5.	Restructuring and Other Special Credits

      The Company had remaining accruals related to restructuring charges of $25 million at March 31, 2003 and December 31, 2002, of which $21 million is included in other liabilities in the accompanying March 31, 2003 and December 31, 2002 consolidated balance sheets. During the three months ended March 31, 2002, the Company recorded a reversal of $2 million of other special charges related to a sale of its investment in a certain e-business venture previously deemed impaired and the collections of receivables which were previously deemed uncollectible. The following table summarizes restructuring and other special credits

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
AND STARWOOD HOTELS & RESORTS

NOTES TO FINANCIAL STATEMENTS — (Continued)

activity during the three months ended March 31, 2002 (there was no restructuring or other special charges activity during the three months ended March 31, 2003):

	Noncash	Cash	Expenditures	Total
	Charges	Expenditures	Accrued	Credit

Three Months Ended March 31, 2002
Other special credits:
Write-down of e-business investments	$—	$—	$(1)	$(1)
Receivables write-offs	—	—	(1)	(1)

Total other special credits	$—	$—	$(2)	$(2)

Note 6.	Notes Receivable Securitizations and Sales

      At March 31, 2003, the Company has approximately $141 million in net timeshare notes receivable. From time to time, the Company securitizes or sells these timeshare notes receivable. The Company accounts for its notes receivable securitizations and sales as transactions in accordance with SFAS No. 140. The Company accounted for both of the transactions described below as SFAS No. 140 sales. The Company retains interests in the assets transferred to qualified and non-qualified special purpose entities which are accounted for as over-collateralizations and interest only strips (“Beneficial or Retained Interests”). These Beneficial or Retained Interests are treated as “trading” for transactions prior to 2002 and “available-for-sale” for transactions thereafter under the provisions of SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities.”

      During the three months ended March 31, 2003 and 2002, there were no sales of notes receivables generated in connection with the sale of VOIs.

      At March 31, 2003, $131 million of principal balances are outstanding under the sale of receivables in 2001 and an additional $111 million of principal balances are outstanding under the sales of receivables in 2002. Delinquencies of more than 90 days on these receivables at March 31, 2003 amounted to approximately $4 million and $2 million for the sales of receivables in 2001 and 2002, respectively.

      Under receivable sales completed in 2001 and 2002, the Company has an option to repurchase defaulted notes (as defined) included in the transactions for their outstanding principal amounts. The Company has been able to resell vacation ownership interests underlying the loans that it repurchased under these provisions without incurring significant losses.

      At the time of the receivable sales in 2001 and 2002 and at the end of each financial reporting period, the Company estimates the fair value of its Beneficial and Retained Interests using a discounted cash flow model. All assumptions used in the models are reviewed and updated, if necessary, based on current trends and historical experience.

      The Company has completed a sensitivity analysis on the net present value of the Beneficial and Retained Interests to measure the change in value associated with independent changes in individual key variables. The methodology used applied unfavorable changes that would be considered statistically significant for the key variables of prepayment rate, discount rate and expected gross credit losses. The net present value of Beneficial and Retained Interests at March 31, 2003 was approximately $24 million and approximately

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
AND STARWOOD HOTELS & RESORTS

NOTES TO FINANCIAL STATEMENTS — (Continued)

$22 million, respectively. The decrease in value of the Beneficial and Retained Interests as a result of various changes in key variables are as follows (in millions):

	Beneficial	Retained
	Interests	Interests

Annual prepayment:
100 basis points-dollars	$0.1	$0.1
100 basis points-percentage	0.5%	0.6%
200 basis points-dollars	$0.3	$0.3
200 basis points-percentage	1.1%	1.2%
Discount rate:
100 basis points-dollars	$0.4	$0.4
100 basis points-percentage	1.6%	1.9%
200 basis points-dollars	$0.8	$0.8
200 basis points-percentage	3.2%	3.8%
Gross annual rate of credit losses:
100 basis points-dollars	$1.3	$1.6
100 basis points-percentage	5.4%	7.4%
200 basis points-dollars	$2.5	$3.2
200 basis points-percentage	10.6%	14.6%

Note 7.	Derivative Financial Instruments

      The Company enters into interest rate swap agreements to manage interest expense. The Company’s objective is to manage the impact of interest rates on the results of operations, cash flows and the market value of the Company’s debt. At March 31, 2003, the Company had one outstanding interest rate swap agreement under which the Company pays a fixed rate and receives a variable rate of interest (the “Interest Rate Swap Agreement”). The notional amount of the Interest Rate Swap Agreement was approximately $46 million and the estimated fair value of the Interest Rate Swap Agreement was a liability of approximately $200,000 as of March 31, 2003. This agreement is scheduled to mature in December 2003 and, upon maturity, any unrealized gains or losses will be reclassified into earnings.

      At March 31, 2003, the Company also had five outstanding interest rate swap agreements under which the Company pays floating rates and receives fixed rates of interest (the “Fair Value Swaps”). The aggregate notional amount of the Fair Value Swaps was $1.050 billion. The Fair Value Swaps hedge the change in fair value of certain fixed rate debt related to fluctuations in interest rates and mature through 2007. The Fair Value Swaps modify the Company’s interest rate exposure by effectively converting debt with a fixed rate to a floating rate. The fair value of the Fair Value Swaps was an asset of approximately $20 million at March 31, 2003.

      From time to time, the Company also enters into forward foreign exchange contracts to hedge the foreign currency exposure associated with the Company’s foreign currency denominated assets and liabilities. At March 31, 2003, the Company did not have any forward foreign exchange contracts outstanding.

      The Company does not expect its remaining derivative financial instruments to significantly impact earnings for the next twelve months.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
AND STARWOOD HOTELS & RESORTS

NOTES TO FINANCIAL STATEMENTS — (Continued)

Note 8.	Stockholders’ Equity

      Exchangeable Preferred Shares. During 1998, 5.5 million shares of Class B EPS and approximately 800,000 exchangeable units were issued by the Trust in connection with the Westin Merger. Exchangeable units and Class B EPS have a liquidation preference of $38.50 per share and provide the holders with the right, from the fifth anniversary of the closing date of the Westin Merger which began on January 2, 2003, to require the Trust to redeem such shares at a price of $38.50. Shares of exchangeable units and Class B EPS are convertible on a one-to-one basis (subject to certain adjustments) to Class A EPS. Through March 31, 2003, in accordance with the terms of the Class B EPS discussed above, 425,489 of units of Class B EPS were put back to the Company for approximately $16 million.

Note 9.	Business Segment Information

      The Company has two operating segments: hotels and vacation ownership. The hotel segment represents a worldwide network of owned, leased and consolidated joint venture hotels and resorts operated primarily under the Company’s proprietary brand names including St. Regis®, The Luxury Collection®, Sheraton®, Westin®, W® and Four Points® by Sheraton as well as hotels and resorts which are managed or franchised under these brand names in exchange for fees. Also included are earnings and losses from the Company’s interest in unconsolidated joint ventures. The vacation ownership segment includes the development, ownership and operation of vacation ownership resorts, marketing and selling VOIs and providing financing to customers who purchase such interests.

      The performance of the hotels and vacation ownership segments is evaluated primarily on operating profit before corporate selling, general and administrative expense, interest, gains on the sale of real estate, investments, restructuring and other special charges and income taxes. The Company does not allocate these items to its segments.

      The following table presents revenues, operating income, capital expenditures and assets for the Company’s reportable segments (in millions):

	Three Months
	Ended
	March 31,

	2003	2002

Revenues:(a)
Hotel	$790	$803
Vacation Ownership	93	81

Total	$883	$884

Operating income:(b)
Hotel	$71	$137
Vacation Ownership	19	15

Total	$90	$152

Capital expenditures:
Hotel	$35	$42
Vacation Ownership	24	6
Corporate	6	8

Total	$65	$56

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
AND STARWOOD HOTELS & RESORTS

NOTES TO FINANCIAL STATEMENTS — (Continued)

	March 31,	December 31,
	2003	2002

Assets:
Hotel(c)	$11,025	$11,183
Vacation Ownership	956	882
Corporate	128	125

Total	$12,109	$12,190

(a)	Balance excludes other revenues from managed and franchised properties of $190 million and $202 million for the three months ended March 31, 2003 and 2002, respectively.

(b)	The following costs are not allocated to the hotel and vacation ownership segments in evaluating operating income (in millions):

	2003	2002

Corporate selling, general and administrative	$31	$30
Restructuring and other special credits, net	$—	$(2)

(c)	Includes assets held for sale of $667 million and $839 million at March 31, 2003 and December 31, 2002, respectively.

Note 10.	Commitments and Contingencies

      Guaranteed Loans and Commitments. In limited cases, the Company has made loans to owners of or partners in hotel or resort ventures for which the Company has a management or franchise agreement. Loans outstanding under this program totaled $151 million at March 31, 2003. Unfunded loan commitments aggregating $33 million were outstanding at March 31, 2003, of which $2 million are expected to be funded in 2003 and $10 million are expected to be funded in total. These loans typically are secured by pledges of project ownership interests and/or mortgages on the projects.

      The Company participates in programs with unaffiliated lenders in which the Company may partially guarantee loans made to facilitate third-party ownership of hotels that the Company manages or franchises. At March 31, 2003, the Company was a guarantor for loans that could reach a maximum of $164 million relating to three projects: the St. Regis in Monarch Beach, California, which opened in mid-2001; the Westin Kierland Resort and Spa in Scottsdale, Arizona, which opened in November 2002; and the Westin in Charlotte, North Carolina, which opened in April 2003. In connection with the loan guarantee for the Westin Charlotte, the Company also entered into a guarantee to fund working capital shortfalls for this resort through 2005. No fundings are anticipated under this working capital guarantee. With respect to the Westin Kierland, the guarantee is joint and several with another equity partner. The Company does not anticipate any significant funding under these loan guarantees in 2003, as all projects are well capitalized. Furthermore, since each of these properties was funded with significant equity financing and subordinated debt financing, if the Company’s loan guarantees were to be called, the Company could take an equity position in these properties at values significantly below construction costs.

      Surety bonds issued on behalf of the Company as of March 31, 2003 totaled $66 million, the majority of which were required by state or local governments relating to our vacation ownership operations and by our insurers to secure large deductible insurance programs.

      In order to secure management contracts, the Company may provide performance guarantees to third-party owners. Most of these performance guarantees allow the Company to terminate the contract rather than fund shortfalls if certain performance levels are not met. In limited cases, the Company is obliged to fund shortfalls in performance levels. As of March 31, 2003, the Company had eight management contracts with performance guarantees with possible cash outlays of up to $74 million, $50 million of which, if required,

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
AND STARWOOD HOTELS & RESORTS

NOTES TO FINANCIAL STATEMENTS — (Continued)

would be funded over a period of 25 years and would be largely offset by management fees received under these contracts. Many of the performance tests are multi-year tests, are tied to the results of a competitive set of hotels, and have exclusions for force majeure and acts of war and terrorism. The Company does not anticipate any significant funding under the performance guarantees in 2003. In addition, the Company has agreed to guarantee certain performance levels at a managed hotel that has authorized VOI sales and marketing. The exact amount and nature of the guaranty is currently under dispute. However, the Company does not believe that any payments under this guaranty will be significant. Lastly, the Company does not anticipate losing any significant management or franchise contracts in 2003.

      Litigation. From time to time in the course of general business activities, the Company becomes involved in legal disputes and proceedings. The Company does not expect the resolution of these matters to have a material adverse affect on the financial position or on the results of operations and cash flows of the Company, except as disclosed in the Company’s Joint Annual Report on Form 10-K for the year ended December 31, 2002 incorporated herein by reference. However, depending on the amount and the timing, an unfavorable resolution of some or all of these matters could materially affect the Company’s future results of operations or cash flows in a particular period.

Note 11.	Guarantor Subsidiary

      The Company’s payment obligations under the senior credit facility, the senior notes and the notes are fully and unconditionally guaranteed by the Sheraton Holding Corporation, a wholly-owned subsidiary (the “Guarantor Subsidiary”). The obligation of the Guarantor Subsidiary under its guarantee of the senior credit facility, senior notes and the notes is equal in right of payment to its obligations under the Sheraton Holding public debt.

      Presented below is condensed consolidating financial information for the Company (“the Parent”), the Guarantor Subsidiary and all other legal entities that are consolidated into the Company, including the Trust, but which are not the Guarantor Subsidiary (“the Non-Guarantor Subsidiaries”). Investments in subsidiaries are accounted for by the Parent and the Guarantor Subsidiary on the equity method of accounting. Earnings of subsidiaries are, therefore, reflected in the Parent’s and Guarantor Subsidiary’s investments in subsidiaries’ accounts. The elimination entries eliminate investments in subsidiaries and intercompany balances and transactions.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
AND STARWOOD HOTELS & RESORTS

NOTES TO FINANCIAL STATEMENTS — (Continued)

	Balance Sheet
	March 31, 2003
	(In millions)

			Non-
		Guarantor	Guarantor
	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated

Assets
Current assets:
Cash and cash equivalents	$9	$—	$149	$—	$158
Restricted cash	6	—	140	—	146
Inventories	27	—	186	—	213
Other current assets	143	3	378	—	524

Total current assets	185	3	853	—	1,041
Intercompany	(5,769)	(4,326)	10,095	—	—
Investments in consolidated subsidiaries	11,156	9,476	—	(20,632)	—
Plant, property and equipment, net	350	—	6,575	—	6,925
Assets held for sale	1	—	666	—	667
Goodwill and intangible assets, net	1,727	1	848	—	2,576
Other assets	159	62	679	—	900

	$7,809	$5,216	$19,716	$(20,632)	$12,109

Liabilities and stockholders’ equity
Current liabilities:
Short-term borrowings and current maturities of long-term debt	$(1)	$250	$659	$—	$908
Other current liabilities	428	54	676	—	1,158

Total current liabilities	427	304	1,335	—	2,066
Long-term debt	2,626	1,074	897	—	4,597
Deferred income taxes	800	—	109	—	909
Other liabilities	34	148	365	—	547

	3,887	1,526	2,706	—	8,119
Minority interest	1	—	36	—	37
Exchangeable units and Class B preferred shares, at redemption value of $38.50	3	—	32	—	35
Commitments and contingencies Total stockholders’ equity	3,918	3,690	16,942	(20,632)	3,918

	$7,809	$5,216	$19,716	$(20,632)	$12,109

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
AND STARWOOD HOTELS & RESORTS

NOTES TO FINANCIAL STATEMENTS — (Continued)

	Balance Sheet
	December 31, 2002
	(In millions)

			Non-
		Guarantor	Guarantor
	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated

Assets
Current assets:
Cash and cash equivalents	$3	$1	$104	$—	$108
Restricted cash	4	—	104	—	108
Inventories	29	—	185	—	214
Other current assets	133	3	370	—	506

Total current assets	169	4	763	—	936
Intercompany	(5,773)	(4,280)	10,053	—	—
Investments in consolidated subsidiaries	11,156	9,407	—	(20,563)	—
Plant, property and equipment, net	360	—	6,551	—	6,911
Assets held for sale	1	—	838	—	839
Goodwill and intangible assets, net	1,726	2	842	—	2,570
Other assets	163	60	711	—	934

	$7,802	$5,193	$19,758	$(20,563)	$12,190

Liabilities and stockholders’ equity
Current liabilities:
Short-term borrowings and current maturities of long-term debt	$—	$250	$620	$—	$870
Other current liabilities	422	33	805	—	1,260

Total current liabilities	422	283	1,425	—	2,130
Long-term debt	2,462	1,074	913	—	4,449
Deferred income taxes	861	—	125	—	986
Other liabilities	54	149	335	—	538

	3,799	1,506	2,798	—	8,103
Minority interest	3	—	36	—	39
Exchangeable units and Class B preferred shares, at redemption value of $38.50	3	—	48	—	51
Commitments and contingencies Total stockholders’ equity	3,997	3,687	16,876	(20,563)	3,997

	$7,802	$5,193	$19,758	$(20,563)	$12,190

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
AND STARWOOD HOTELS & RESORTS

NOTES TO FINANCIAL STATEMENTS — (Continued)

	Statement of Operations
	Three Months Ended March 31, 2003
	(In millions)

			Non-
		Guarantor	Guarantor
	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated

Revenues
Owned, leased and consolidated joint venture hotels	$264	$—	$468	$—	$732
Other hotel and leisure	13	1	212	(75)	151
Equity earnings in consolidated subsidiaries	(24)	52	—	(28)	—

	253	53	680	(103)	883
Other revenues from managed and franchised properties	170	—	20	—	190

	423	53	700	(103)	1,073
Costs and Expenses
Owned, leased and consolidated joint venture hotels	287	—	374	(75)	586
Selling, general and administrative and other	51	(1)	71	—	121
Depreciation and amortization	14	—	103	—	117

	352	(1)	548	(75)	824
Other expenses from managed and franchised properties	170	—	20	—	190

	522	(1)	568	(75)	1,014
Operating income	(99)	54	132	(28)	59
Interest expense, net of interest income	(46)	(90)	59	—	(77)
Loss on asset dispositions, net	—	—	(170)	—	(170)

	(145)	(36)	21	(28)	(188)
Income tax benefit	27	31	12	—	70
Minority equity in net loss	1	—	—	—	1

Income (loss) from continuing operations	(117)	(5)	33	(28)	(117)
Discontinued operations
Loss from operations, net of taxes	(1)	(1)	(1)	2	(1)
Gain from dispositions, net of taxes	2	—	—	—	2

Net income (loss)	$(116)	$(6)	$32	$(26)	$(116)

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
AND STARWOOD HOTELS & RESORTS

NOTES TO FINANCIAL STATEMENTS — (Continued)

	Statement of Operations
	Three Months Ended March 31, 2002
	(In millions)

			Non-
		Guarantor	Guarantor
	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated

Revenues
Owned, leased and consolidated joint venture hotels	$274	$—	$468	$—	$742
Other hotel and leisure	14	—	222	(94)	142
Equity earnings in consolidated subsidiaries	105	69	—	(174)	—

	393	69	690	(268)	884
Other revenues from managed and franchised properties	184	—	18	—	202

	577	69	708	(268)	1,086
Costs and Expenses
Owned, leased and consolidated joint venture hotels	307	—	345	(94)	558
Selling, general and administrative and other	34	—	54	—	88
Restructuring and other special credits, net	(2)	—	—	—	(2)
Depreciation and amortization	12	—	104	—	116

	351	—	503	(94)	760
Other expenses from managed and franchised properties	184	—	18	—	202

	535	—	521	(94)	962
Operating income	42	69	187	(174)	124
Interest expense, net of interest income	(48)	(88)	60	—	(76)
Loss on asset dispositions	—	—	(3)	—	(3)

	(6)	(19)	244	(174)	45
Income tax expense	38	31	(82)	—	(13)
Minority equity in net loss	1	—	—	—	1

Income from continuing operations	33	12	162	(174)	33
Discontinued operations
Loss from operations, net of taxes	(1)	(1)	(1)	2	(1)

Net income	$32	$11	$161	$(172)	$32

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
AND STARWOOD HOTELS & RESORTS

NOTES TO FINANCIAL STATEMENTS — (Continued)

	Statement of Cash Flows
	Three Months Ended March 31, 2003
	(In millions)

			Non-
		Guarantor	Guarantor
	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated

Operating Activities
Net income (loss)	$(116)	$(6)	$32	$(26)	$(116)
Exclude:
Discontinued operations	(1)	1	1	(2)	(1)

Income (loss) from continuing operations	(117)	(5)	33	(28)	(117)
Adjustment to income (loss) from continuing operations and changes in working capital	(33)	6	254	28	255

Cash from continuing operations	(150)	1	287	—	138
Cash from discontinued operations	—	—	7	—	7

Cash from (used for) operating activities	(150)	1	294	—	145

Investing Activities
Purchases of plant, property and equipment	(6)	—	(59)	—	(65)
Acquisitions and investments	—	—	(1)	—	(1)

Cash used for investing activities	(6)	—	(60)	—	(66)

Financing Activities
Revolving credit facility and short-term borrowings, net	150	—	(6)	—	144
Long-term debt issued	—	—	15	—	15
Long-term debt repaid	—	—	(13)	—	(13)
Distributions paid	—	—	(170)	—	(170)
Other, net	12	(2)	(18)	—	(8)

Cash from (used for) financing activities	162	(2)	(192)	—	(32)

Exchange rate effect on cash and cash equivalents	—	—	3	—	3

Increase (decrease) in cash and cash equivalents	6	(1)	45	—	50
Cash and cash equivalents — beginning of period	3	1	104	—	108

Cash and cash equivalents — end of period	$9	$—	$149	$—	$158

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
AND STARWOOD HOTELS & RESORTS

NOTES TO FINANCIAL STATEMENTS — (Continued)

	Statement of Cash Flows
	Three Months Ended March 31, 2002
	(In millions)

			Non-
		Guarantor	Guarantor
	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated

Operating Activities
Net income	$32	$11	$161	$(172)	$32
Exclude:
Discontinued operations	1	1	1	(2)	1

Income from continuing operations	33	12	162	(174)	33
Adjustments to income from continuing operations and changes in working capital	268	(12)	(411)	174	19

Cash from continuing operations	301	—	(249)	—	52
Cash from discontinued operations	—	—	4	—	4

Cash from (used for) operating activities	301	—	(245)	—	56

Investing Activities
Purchases of plant, property and equipment	(8)	—	(48)	—	(56)
Acquisitions and investments	—	—	(12)	—	(12)
Other, net	5	—	(1)	—	4

Cash used for investing activities	(3)	—	(61)	—	(64)

Financing Activities
Revolving credit facility and short-term borrowings, net	(287)	—	191	—	(96)
Long-term debt issued	—	—	161	—	161
Long-term debt repaid	(26)	—	(18)	—	(44)
Distributions paid	—	—	(40)	—	(40)
Other, net	24	—	—	—	24

Cash from (used for) financing activities	(289)	—	294	—	5

Exchange rate effect on cash and cash equivalents	—	—	(1)	—	(1)

Increase (decrease) in cash and cash equivalents	9	—	(13)	—	(4)
Cash and cash equivalents — beginning of period	7	—	100	—	107

Cash and cash equivalents — end of period	$16	$—	$87	$—	$103

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

      Certain statements contained in this report constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may include, but are not limited to, statements relating to the Company’s objectives, strategies and plans, and all statements (other than statements of historical fact) that address actions, events or circumstances that the Company or its management expects, believes or intends will occur in the future. Forward-looking statements are not guarantees of future performance and involve risks and uncertainties that could cause actual results to differ materially from historical results or those anticipated at the time the forward-looking statements are made, including, without limitation, risks and uncertainties associated with the following: general real estate, travel and national and international economic conditions, including the duration and the severity of the current global economic downturn, the hospitality industry’s pace of recovery from the continuing war on terrorism and the situation in the Middle East; traveler fear of exposure to contagious disease; the continued ability of the Trust to qualify for taxation as a REIT; Starwood’s ability to attract and retain personnel; identification, completion, terms and timing of future acquisitions and dispositions; the availability and terms of capital for acquisitions and for renovations; execution of hotel renovation and expansion programs; the ability to maintain existing management or franchise agreements and to obtain new agreements on favorable terms; competition within the hotel and leisure industry; the impact of internet reservation channels, our reliance on technology, the cycliclity of the real estate business and the hotel and leisure business; foreign exchange fluctuations and exchange control restrictions; political, geopolitical and financial conditions and uncertainties in countries in which Starwood owns or operates properties; changes in current laws, rules or regulations of governmental or other regulatory bodies; risks associated with Starwood’s level of indebtedness and its ability to refinance its indebtedness; and the other risks and uncertainties set forth in the annual, quarterly and current reports and proxy statements of the Trust and the Corporation. The Company undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

      The following table presents systemwide revenues(1) and a reconciliation of operating income to EBITDA(2) (in millions):

	Three Months
	Ended
	March 31,

	2003	2002

Systemwide revenues	$1,958	$1,870

Operating income	$59	$124
Depreciation(3)	117	117
Amortization	6	5
Interest expense of unconsolidated joint ventures	4	4

EBITDA	$186	$250

EBITDA includes $2 million of restructuring credits and $24 million of foreign exchange gains relating to the devaluation of the Argentine Peso for the three months ended March 31, 2002.

(1)	Systemwide revenues include gross operating revenues generated by owned, leased, consolidated joint venture and managed hotels.

(2)	EBITDA represents operating income before interest expense, depreciation and amortization. The Company believes that this metric is useful to investors and management as a measure of the Company’s operating performance due to the significance of the Company’s long-lived assets and level of indebtedness and because such metric can be used to measure the Company’s ability to service debt, fund capital expenditures and pay cash distributions. EBITDA is not intended to represent cash flow from operations as defined by accounting principals generally accepted in the United States (GAAP) and such metric should not be considered as an alternative to net income, cash flow from operations or any other performance measure prescribed by GAAP. The Company’s calculation of EBITDA may be different from the calculation used by other companies and, therefore, comparability may be limited.

(3)	Includes depreciation expense of unconsolidated joint ventures.

RESULTS OF OPERATIONS

      Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and costs and expenses during the reporting periods. On an ongoing basis, management evaluates its estimates and judgments, including those relating to revenue recognition, bad debts, inventories, investments, plant, property and equipment, goodwill and intangible assets, income taxes, financing operations, frequent guest program liability, self-insurance claims payable, restructuring costs, retirement benefits and contingencies and litigation.

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

      The Company believes the following to be its critical accounting policies:

      Revenue Recognition. The Company’s revenues are primarily derived from the following sources: (1) hotel and resort revenues at the Company’s owned, leased and consolidated joint venture properties; (2) management and franchise fees; (3) vacation ownership revenues; and (4) other revenues which are ancillary to the Company’s operations. Generally, revenues are recognized when the services have been rendered. The following is a description of the composition of revenues for the Company:

•	Owned, Leased and Consolidated Joint Ventures – Represents revenue primarily derived from hotel operations, including the rental of rooms and food and beverage sales, from a worldwide network of owned, leased or consolidated joint venture hotels and resorts operated primarily under the Company’s proprietary brand names including St. Regis, The Luxury Collection, Sheraton, Westin, W and Four Points by Sheraton. Revenue is recognized when rooms are occupied and services have been rendered.

•	Management and Franchise Fees – Represents fees earned on hotels managed worldwide, usually under long-term contracts with the hotel owner, and franchise fees received in connection with the franchise of the Company’s Sheraton, Westin, Four Points by Sheraton and Luxury Collection brand names. Management fees are comprised of a base fee, which is generally based on a percentage of gross revenues, and an incentive fee, which is generally based on the property’s profitability. Base fee revenues are recognized when earned in accordance with the terms of the contract. For any time during the year, incentive fees are recognized for the fees due and earned as if the contract was terminated at that date, exclusive of any termination fees due or payable. Franchise fees are generally based on a percentage of hotel room revenues and are recognized in accordance with SFAS No. 45, “Accounting for Franchise Fee Revenue,” as the fees are earned and become due from the franchisee. Management and franchise fees are recognized in other hotel and leisure revenues in the consolidated statements of income.

•	Vacation Ownership – The Company recognizes revenue from VOI sales in accordance with SFAS No. 66, “Accounting for Sales of Real Estate.” The Company recognizes sales when a minimum of 10% of the purchase price for the VOI has been received in cash, the period of cancellation with refund has expired and receivables are deemed collectible. For sales that do not qualify for full revenue recognition as the project has progressed beyond the preliminary stages but has not yet reached completion, all revenue and profit are initially deferred and recognized in earnings through the percentage- of-completion method. Vacation ownership revenues are recognized in other hotel and leisure revenues in the consolidated statements of income. From time to time, the Company may also securitize or sell its VOI receivables. These securitizations are accounted for as sales transactions under the guidance of SFAS No. 140 “Accounting for Transfers

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

      The liability for the SPG program is included in other long-term liabilities and accrued expenses in the accompanying consolidated balance sheets. The total actuarially determined liability as of March 31, 2003 and December 31, 2002 is $176 million and $175 million, respectively.

      Asset Valuations. The Company continually evaluates the carrying value of its assets for impairment. Asset impairment analysis is conducted on the following classes of assets: (1) long lived assets; (2) investments; and (3) goodwill and intangible assets.

•	Long Lived Assets – The expected undiscounted future cash flows of the assets are compared to the net book value of the assets. If the expected undiscounted future cash flows are less than the net book value of the assets, the excess of the net book value over the estimated fair value is charged to current earnings. Fair value is based upon discounted cash flows of the assets at a rate deemed reasonable for the type of asset and prevailing market conditions, appraisals and, if appropriate, current estimated net sales proceeds from pending offers. The Company evaluates the carrying value of its long-lived assets based on its plans, at the time, for such assets. Changes to the Company’s plans, including a decision to dispose of an asset, can have a material impact on the carrying value of the asset, the Company’s financial position and the Company’s results from operations.

•	Investments – The Company also assesses the carrying value of its long-term investments. The fair market value of investments is based on the market prices for the last day of the accounting period if the investment trades on quoted exchanges. For non-traded investments, fair value is estimated based on the underlying value of the investment, which is dependent on the performance of the companies or ventures in which the Company has invested, as well as the volatility inherent in external markets for these types of investments.

In assessing potential impairment for these investments, the Company will consider these factors as well as forecasted financial performance of its investees. If these forecasts are not met, the Company may have to record impairment charges. Thus, fair value of investments, which is based on market prices or the value of the underlying collateral, exceeds the carrying value of investments at March 31, 2003 and December 31, 2002.

•	Goodwill and Intangible Assets – Goodwill and intangible assets arise in connection with acquisitions, including the acquisition of management contracts. The Company has ceased amortizing goodwill in connection with the adoption of SFAS No. 142 “Goodwill and Other Intangible

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

      Beneficial and Retained Interests. The Company periodically sells notes receivable originated by its vacation ownership business in connection with the sale of VOIs. The Company retains interests in the assets transferred to qualified and non-qualified special purpose entities, which are accounted for as over-collateralizations and interest only strips (“Beneficial or Retained Interests”). These Beneficial or Retained Interests are treated as “trading” for transactions prior to 2002 and “available-for-sale” for transactions thereafter under the provisions of SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities.” The Company reports changes in the fair values of these Beneficial or Retained Interests through the accompanying consolidated statements of income for trading securities and through the accompanying consolidated statements of comprehensive income for available-for-sale securities. The Company had Beneficial and Retained Interests of $46 million and $47 million at March 31, 2003 and December 31, 2002, respectively.

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

      The following discussion presents an analysis of results of our operations for the three months ended March 31, 2003 and 2002.

Three Months Ended March 31, 2003 Compared with Three Months Ended March 31, 2002

Continuing Operations

      The Company’s operating results for the first quarter of 2003 were significantly impacted by the weakened worldwide economic environment, the war in Iraq and the lead-up to it, all of which have resulted in a dramatic slowdown in business and international travel. The decrease in business transient demand, when compared to the first quarter of 2002, had an adverse impact on the Company’s majority owned hotels, many of which are located in major urban markets.

      Revenues. Total revenues, including other revenues from managed and franchised properties, were $1.073 billion, down slightly from 2002 levels. Total revenues, excluding other revenues from managed and franchised properties (“Total Revenues”), declined slightly to $883 million for the three months ended March 31, 2003 when compared to $884 million in the corresponding period in 2002. Total Revenues reflect a 1.3% decrease in revenues from the Company’s owned, leased and consolidated joint venture hotels to $732 million for the three months ended March 31, 2003 when compared to $742 million in the corresponding period of 2002, offset by an increase of $9 million in other hotel and leisure revenues to $151 million for the three months ended March 31, 2003 when compared to $142 million in the corresponding period of 2002.

      The decrease in revenues from owned, leased and consolidated joint venture hotels is due primarily to decreased revenues at the Company’s hotels owned during both periods (“Same-Store Owned Hotels”) (156 hotels for the three months ended March 31, 2003 and 2002, excluding 7 hotels held for sale or without comparable results and 2 hotels sold in 2002). Revenues at the Company’s Same-Store Owned Hotels decreased 0.9% to $730 million for the three months ended March 31, 2003 when compared to the same period of 2002 due primarily to a decrease in revenue per available room (“REVPAR”). REVPAR at the Company’s Same-Store Owned Hotels decreased 1.7% to $88.60 for the three months ended March 31, 2003 when compared to the corresponding 2002 period. The decrease in REVPAR was primarily attributed to decreases in average daily rate (“ADR”). ADR at these Same-Store Owned Hotels decreased to $147.60 for the three months ended March 31, 2003 compared to $149.20 for the corresponding 2002 period. Occupancy rates at these hotels decreased slightly to 60.0% in the three months ended March 31, 2003 when compared to 60.4% in the same period in 2002. REVPAR at Same-Store Owned Hotels in North America decreased 3.0% for the three months ended March 31, 2003 when compared to the same period of 2002. As discussed above, the decrease in REVPAR and revenues from owned, leased and consolidated joint venture hotels in North America was primarily due to the decline in business transient demand as a result of the weakened global economies, the war in Iraq and the lead-up to it, as well as the severe winter weather in the Northeast United States in February 2003 which significantly restricted travel in these regions. REVPAR at the Company’s international Same-Store Owned Hotels, which increased by 3.1% for the three months ended March 31, 2003 when compared to the same period of 2002, was also impacted by weakened global economies, and the situation in the Middle East, but was offset by favorable effects of foreign currency translation. REVPAR for Same-Store Owned Hotels in Europe, where the Company has its biggest concentration of international owned hotels, decreased 9.2% excluding the favorable effect of foreign currency translation.

      The increase in other hotel and leisure revenues, for the three months ended March 31, 2003 when compared to the same period in 2002, resulted from the increase in vacation ownership revenues of 14.4% to $93 million in 2003 compared to $81 million in 2002. Contract sales of VOI inventory increased 14.0% in the three months ended March 31, 2003 when compared to the same period in 2002, primarily as a result of sales at the Westin Ka’anapali Ocean Resort Villas in Maui, Hawaii. These increases were partially offset by higher property insurance claims.

      Other revenues and expenses from managed and franchised properties were $190 million and $202 million for the three months ended March 31, 2003 and 2002, respectively. These revenues represent reimbursements of costs incurred on behalf of managed hotel properties and franchisees. These costs relate primarily to payroll costs at managed properties where the Company is the employer. Since the reimbursements are made based upon the costs incurred with no added margin, these revenues and corresponding expenses have no effect on the Company’s operating income, net income or profit margins.

      EBITDA. Total Company EBITDA (which includes $2 million of restructuring and other special credits and $24 million of foreign exchange gains related to the devaluation of the Argentine Peso in 2002) decreased 25.6% or $64 million to $186 million for the three months ended March 31, 2003 when compared to $250 million the same period in 2002, primarily due to EBITDA declines at the Company’s owned, leased and consolidated joint venture hotels. EBITDA for the Company’s owned, leased and consolidated joint venture hotels decreased $38 million or 20.7% to $146 million for the three months ended March 31, 2003 when compared to the corresponding period in 2002. This decrease was primarily due to a $36 million or 18.8% decrease in EBITDA at the Company’s Same-Store Owned Hotels to $156 million resulting primarily from the weakened global economies, the war in Iraq and the lead-up to it and the severe winter storm in the Northeast United States in February 2003, as discussed earlier. The decrease in EBITDA at these hotels was due primarily to the $30 million decrease in EBITDA over the same period in 2002 at the Company’s Same-Store Owned Hotels in North America. In addition to the geopolitical climate discussed previously, these hotels were adversely impacted by increased energy and insurance costs and reduced cancellation fees in 2003 when compared to 2002. Furthermore, the 2002 first quarter results benefited from the short-term lease of the Sheraton Manhattan and part of the Sheraton New York Hotel and Towers to a major tenant for office use following the event of September 11, 2001. The declines in our hotel segment were partially offset by a $4 million increase in EBITDA for the vacation ownership segment, primarily related to the sales growth noted above.

      Selling, General, Administrative and Other. Selling, general, administrative and other expenses were $121 million and $88 million for the three months ended March 31, 2003 and 2002, respectively. The increase in selling, general, administrative and other expenses is primarily due to the $24 million of foreign exchange gains related to the devaluation of the Argentine Peso recorded in 2002 as well as additional costs related to increased vacation ownership sales volume in 2003.

      Restructuring and Other Special Charges. During the first quarter of 2002, the Company recorded a $2 million reversal of other special charges related to the sale of the Company’s investment in an e-business venture previously deemed impaired and the collection of receivables which were previously deemed uncollectible.

      Depreciation and Amortization. Depreciation expense remained constant at $111 million in the three months ended March 31, 2003 compared the corresponding period of 2002. Additional depreciation expense resulting from capital expenditures at the Company’s owned, leased and consolidated joint venture hotels in the past 12 months was offset by the reduced depreciation expense from fully depreciated furniture, fixtures and equipment, as the Company reached the five year anniversary of the merger with ITT Corporation in February 2003. Amortization expense increased to $6 million in the three months ended March 31, 2003 compared to $5 million in the corresponding period of 2002.

      Net Interest Expense. Interest expense for the three months ended March 31, 2003 and 2002, which is net of interest income of $0 million and discontinued operations allocations of $4 million in both periods, increased to $77 million from $76 million. This slight increase was due primarily to higher interest rates compared to the first quarter of 2002 and the impact of certain financing transactions, including the issuance of Senior Notes in April 2002. The Company’s weighted average interest rate was 5.44% at March 31, 2003 versus 5.26% at March 31, 2002.

      Loss On Asset Dispositions, Net. During the first quarter of 2003, the Company recorded an impairment charge of approximately $170 million (pretax) to write down a portfolio of 18 North American hotels, including several non-proprietary branded hotels (“18 Hotel Portfolio”) to fair value less selling costs due to the Company’s plan to dispose of these assets subject to management and/or franchise agreements. During the first quarter of 2002, the Company recorded an impairment charge to reduce the carrying value of one hotel, which was later sold, to fair value less selling costs.

      Discontinued Operations. For the three months ended March 31, 2003 and 2002, loss from discontinued operations represents the results of the Hotel Principe di Savoia in Milan, Italy (“Principe”) along with $4 million in each period of allocated interest expense. The Company entered into a binding agreement to sell the Principe in March 2003, with no continuing involvement. The gain on dispositions for the three months ended March 31, 2003 consists of the reversal of $2 million (after tax) of liabilities set up in conjunction with the sale of the Company’s gaming segment which was completed in June 2000. These liabilities are no longer required as the related contingencies have been favorably resolved.

      Income Tax Expense. The effective income tax rate for the first quarter of 2003 was zero percent compared to 22.3% in the corresponding quarter in 2002. The Company’s effective income tax rate is determined by the level and composition of pretax income subject to varying foreign, state and local taxes and other items. The tax rate for the quarter ended March 31, 2003 is significantly lower than the prior year due to the combination of the expected lower pretax earnings for 2003 and the level of the Company’s 2003 dividend, which at this time, is expected to be consistent with the $0.84 per Share in annual dividends paid for 2002. The income tax benefit recorded for the three months ended March 31, 2003 related only to tax benefits recorded on the impairment charge discussed above, as well as $4 million in various adjustments related to the successful settlement of certain foreign and domestic tax matters.

Seasonality and Diversification

      The hotel and leisure industry is seasonal in nature; however, the periods during which the Company’s properties experience higher hotel revenue activities vary from property to property and depend principally upon location. The Company’s revenues historically have generally been lower in the first quarter than in the second, third or fourth quarters.

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

      The following table summarizes REVPAR, ADR and occupancy for the Company’s Same-Store Owned Hotels for the three months ended March 31, 2003 and 2002. The results for the three months ended March 31, 2003 and 2002 represent results for 156 owned, leased and consolidated joint venture hotels (excluding 7 hotels held for sale or which comparable results are not available and 2 hotels sold in 2002).

	Three Months Ended
	March 31,

	2003	2002	Variance

Worldwide (156 hotels with approximately 55,000 rooms)	$88.60	$90.16	(1.7)%
REVPAR	$147.60	$149.20	(1.1)%
ADR	60.0%	60.4%	(0.4)
Occupancy
North America (112 hotels with approximately 42,000 rooms)
REVPAR	$90.15	$92.97	(3.0)%
ADR	$147.16	$151.87	(3.1)%
Occupancy	61.3%	61.2%	0.1
International (44 hotels with approximately 13,000 rooms)
REVPAR	$83.55	$81.02	3.1%
ADR	$149.14	$139.99	6.5%
Occupancy	56.0%	57.9%	(1.9)

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow Provided by Operating Activities

      Cash flow from operating activities is the principal source of cash used to fund the Company’s operating expenses, interest payments on debt, maintenance capital expenditures and distribution payments by the Trust. Despite the weakened global economies, the impact of the war in Iraq and the lead-up to it, the Company anticipates that cash flow provided by operating activities will be sufficient to service these cash requirements. In 2002, the Company shifted from a quarterly distribution to an annual distribution, declaring a distribution of $0.84 per share to shareholders of record on December 31, 2002. The Company paid the 2002 distribution in January 2003. The Company believes that existing borrowing availability together with capacity from additional borrowings and cash from operations will be adequate to meet all funding requirements for the foreseeable future.

Cash Flow from Investing Activities

      In limited cases, the Company has made loans to owners of or partners in hotel or resort ventures for which the Company has a management or franchise agreement. Loans outstanding under this program totaled

$151 million at March 31, 2003. The Company evaluates these loans for impairment, and at March 31, 2003, believes these loans are collectible. Unfunded loan commitments aggregating $33 million were outstanding at March 31, 2003, of which $2 million are expected to be funded in 2003 and $10 million are expected to be funded in total. These loans typically are secured by pledges of project ownership interests and/or mortgages on the projects.

      The Company participates in programs with unaffiliated lenders in which the Company may partially guarantee loans made to facilitate third-party ownership of hotels that the Company manages or franchises. As of March 31, 2003, the Company was a guarantor for loans which could reach a maximum of $164 million relating to three projects: the St. Regis in Monarch Beach, California, which opened in mid-2001; the Westin Kierland Resort and Spa in Scottsdale, Arizona, which opened in November 2002; and the Westin in Charlotte, North Carolina, which opened in April 2003. In connection with the loan guarantee for the Westin Charlotte, the Company also entered into a guarantee to fund working capital shortfalls for this resort through 2005. No fundings are anticipated under this working capital guarantee. With respect to the Westin Kierland, the guarantee is joint and several with another equity partner. The Company does not anticipate any funding under these loan guarantees in 2003, as all projects are well capitalized. Furthermore, since each of these properties was funded with significant equity and subordinated debt financing, if the Company’s loan guarantees were to be called, the Company could take an equity position in these properties at values significantly below construction costs.

      Surety bonds issued on behalf of the Company as of March 31, 2003 totaled $66 million, the majority of which were required by state or local governments relating to our vacation ownership operations and by our insurers to secure large deductible insurance programs.

      In order to secure management and franchise contracts, the Company may provide performance guarantees to third-party owners. Most of these performance guarantees allow the Company to terminate the contract rather than fund shortfalls if certain performance levels are not met. In limited cases, the Company is obliged to fund shortfalls in performance levels. As of March 31, 2003, the Company had eight management contracts with performance guarantees with possible cash outlays of up to $74 million, $50 million of which, if required, would be funded over a period of 25 years and would be largely offset by management fees received under these contracts. Many of the performance tests are multi-year tests, are tied to the results of a competitive set of hotels, and have exclusions for force majeure and acts of war and terrorism. The Company does not anticipate any significant funding under the performance guarantees in 2003. In addition, the Company has agreed to guarantee certain performance levels at a managed hotel that has authorized VOI sales and marketing. The exact amount and nature of the guaranty is currently under dispute. However, the Company does not believe that any payments under this guaranty will be significant. Lastly, the Company does not anticipate losing a significant number of management or franchise contracts in 2003.

      The Company had the following contractual obligations outstanding as of March 31, 2003 (in millions):

		Due in Less	Due in	Due in	Due After
	Total	Than 1 Year	1-3 Years	4-5 Years	5 Years

Long-term debt	$5,502	$907	$1,092	$1,417	$2,086
Capital lease obligations	3	1	—	—	2
Operating lease obligations	901	62	98	89	652
Unconditional purchase obligations(1)	167	72	72	19	4
Other long-term obligations	6	—	6	—	—

Total contractual obligations	$6,579	$1,042	$1,268	$1,525	$2,744

(1)	Included in these balances are commitments that may be satisfied by the Company’s managed and franchised properties.

     The Company had the following commercial commitments outstanding as of March 31, 2003 (in millions):

		Amount of Commitment Expiration Per Period

		Less Than			After
	Total	1 Year	1-3 Years	4-5 Years	5 Years

Standby letters of credit	$143	$140	$—	$—	$3
Hotel loan guarantees	164	89	45	—	30
Other commercial commitments	—	—	—	—	—

Total commercial commitments	$307	$229	$45	$—	$33

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

      The Company periodically reviews its business with a view to identifying properties or other assets that we believe either are non-core, no longer complement our business, are in markets which may not benefit us as much as other markets during an economic recovery or could be sold at significant premiums. The Company is focused on restructuring and enhancing real estate returns and monetizing investments. In the first quarter of 2003, the Company entered into binding agreements to sell the Principe and a portfolio of assets including four hotels, a marina and shipyard, a golf club and a 51% interest in its undeveloped land assets in Costa Smeralda in Sardinia, Italy (“Sardinia Assets”), for 275 million Euro and 290 million Euro, respectively (aggregate of $617 million based on exchange rates as of March 31, 2003). These assets sales are expected to close in mid-2003. Also at the end of the first quarter of 2003, the Company approved a plan to sell the 18 Hotel Portfolio and the Company expects to enter into a definitive agreement in the second quarter and close this transaction in the second half of 2003. Total proceeds from all three transactions, are expected to be approximately $1.1 billion. There can be no assurance, however, that the Company will be able to complete any of these dispositions on commercially reasonable terms or at all.

Cash Used for Financing Activities

      In October 2002, the Company refinanced its previous senior credit facility with a new four-year $1.3 billion facility, comprised of a $1.0 billion revolving facility and a $300 million term loan, each maturing in 2006, with a one-year extension option, and an initial interest rate of LIBOR + 1.625% (the “Senior Credit Facility”). The proceeds of the new Senior Credit Facility were used to pay off all amounts owed under the Company’s previous senior credit facility, which was due to mature in February 2003. The Company incurred approximately $1 million in charges in connection with this early extinguishment of debt.

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

      The Company maintains non-U.S.-dollar-denominated debt, which provides a hedge of the Company’s international net assets and operations but also exposes its debt balance to fluctuations in foreign currency exchange rates. At March 31, 2003 and at December 31, 2002, the effect of changes in foreign currency exchange rates was a net increase in debt of approximately $37 million and $135 million, respectively. The Company’s debt balance is also affected by changes in interest rates as a result of the Company’s fair value swaps. The fair market value of the fair value swaps is recorded as an asset or liability and as the fair value swaps are deemed to be effective, an adjustment is recorded against the corresponding debt. At March 31, 2003 and December 31, 2002, the Company’s debt included an increase of approximately $76 million and $75 million, respectively related to the unamortized gain on terminated fair value swaps and the fair market value of current fair value swap assets.

      Approximately $250 million of the Sheraton Holdings public debt matures in November 2003. In addition, the 450 million Euro loan matures in December 2003. The proceeds from the sales of the Principe and Sardinia Assets will be used to repay this Euro debt, as required by the debt agreement. Based upon the current level of operations, management believes that the Company’s cash flow from operations, together with available borrowings under the Revolving Credit Facility (approximately $379 million at March 31, 2003), available borrowings from international revolving lines of credit (approximately $118 million at March 31, 2003), capacity from additional borrowings and proceeds from non-core asset sales, will be adequate to meet anticipated requirements for scheduled maturities, dividends, working capital, capital expenditures, marketing and advertising program expenditures, other discretionary investments, interest and scheduled principal payments for the foreseeable future. However, Starwood has a substantial amount of indebtedness and had a working capital deficiency of $1.025 billion at March 31, 2003. There can be no assurance that the Company will be able to repay or refinance its indebtedness as it becomes due and, if financed, on favorable terms, nor can there be assurance that the Company’s business will continue to generate cash flow at or above historical levels or that currently anticipated results will be achieved.

      At March 31, 2003, the Company’s overall Corporate Credit Rating by Standard & Poor’s (“S&P”) was BBB- (investment grade rating on Credit Watch with negative implications), and the Company’s Senior Implied Issuer Rating by Moody’s was Ba1 (the highest non-investment grade rating). On May 6, 2003, S&P announced its decision to downgrade the company’s Credit Rating to BB+ (non-investment grade with a stable outlook). The downgrading of the Company’s credit rating will likely result in higher borrowing costs on future financings.

      On May 8, 2003, the Company announced that it has agreed to sell $300 million aggregate principal amount of convertible senior notes due 2023 in a private placement transaction. The notes will bear interest at 3.50% per annum.

      In the first quarter of 2003, the Company amended its Senior Credit Facility related to its leverage covenant for that quarter. The Company believes that further amendments may be necessary but expects to obtain them.

      At March 31, 2003, approximately 904,000 shares of Class B Exchangeable Preferred Shares and Limited Partnership Units of SLC Operating Limited Partnership and SLT Realty Limited partnership (“Exchangeable Units”) can be put to the Company at $38.50 per unit, aggregating $35 million.

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

      The following is a summary of the Company’s debt portfolio as of March 31, 2003:

	Amount
	Outstanding at		Interest Rate at	Average
	March 31, 2003(a)	Interest Terms	March 31, 2003	Maturity

	(Dollars in millions)
Floating Rate Debt
Senior Credit Facility:
Term Loan	$300	LIBOR(c) + 162.5	2.93%	2.8 years
Revolving Credit Facility	483	Various	3.58%	3.5 years
Euro Loan	492	Euribor(d) + 195	4.47%	0.7 years
Mortgages and Other	252	Various	5.41%	2.0 years
Interest Rate Swaps	1,004		5.21%	—

Total/Average	$2,531		4.50%	2.2 years

Fixed Rate Debt
Sheraton Holding Public Debt	$1,324 (e)		6.52%	8.0 years
Senior Notes	1,543 (e)		7.04%	6.8 years
Convertible Senior Notes — Series B	318		3.25%	1.2 years (b)
Mortgages and Other	793		7.27%	9.1 years
Interest Rate Swaps	(1,004)		7.25%	—

Total/ Average	$2,974		6.25%	7.2 years

Total Debt
Total Debt and Average Terms	$5,505		5.44%	5.8 years

(a)	Excludes approximately $394 million of the Company’s share of unconsolidated joint venture debt, all of which is non-recourse, except as noted earlier.

(b)	Maturity reflects the earliest date the debt can be put to the Company.

(c)	At March 31, 2003, one-month LIBOR was 1.30%

(d)	At March 31, 2003, one-month Euribor was 2.57%

(e)	Included approximately $27 million and $49 million at March 31, 2003 of fair value adjustments related to the fixed-to-floating interest rate swaps for the Sheraton Holding public debt and the Senior Notes, respectively.

Stock Sales and Repurchases

      The Company did not repurchase any Shares in the open market during the three months ended March 31, 2003. On April 2, 2001, the Company’s Board of Directors authorized the repurchase, in addition to the existing Share program, of up to an additional $500 million of Shares, subject to the terms of the senior credit facility. At March 31, 2003, remaining availability under the Share Repurchase Program was $633 million.

      During the three months ended March 31, 2003, 425,489 Exchangeable Units and Class B Exchangeable Preferred Shares were put to the Company for $16 million.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

      There were no material changes to the information provided in Item 7A in the Company’s Joint Annual Report on Form 10-K regarding the Company’s market risk.

Item 4.	Controls and Procedures

      Based on their evaluation, as of a date within 90 days of the filing of this Form 10-Q, the Company’s Chief Executive Officer and Chief Financial Officer have concluded the Company’s disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended) are effective.

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

Item 2.	Changes in Securities and Use of Proceeds.

      The Company did not repurchase any Shares in the open market during the three months ended March 31, 2003.

Item 6.	Exhibits and Reports on Form 8-K.

(a) Exhibits

3.1	First Amendment to Bylaws(1)
10.1	First Amendment to the Starwood Hotels & Resorts Worldwide, Inc. 2002 Long-Term Incentive Compensation Plan(1)
10.2	Second Amendment to Starwood Hotels & Resorts Worldwide, Inc. 1999 Long-Term Incentive Compensation Plan(1)
10.3	Second Amendment to Starwood Hotels & Resorts Worldwide, Inc. 1995 Long-Term Incentive Compensation Plan(1)
10.4	Second Amendment to Starwood Hotels & Resorts 1995 Long-Term Incentive Compensation Plan(1)
10.5	First Amendment to Credit Agreement(1)
99.1	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code — Chief Executive Officer — Corporation(1)
99.2	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code — Chief Financial Officer — Corporation(1)
99.3	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code — Chief Executive Officer — Trust(1)
99.4	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code — Chief Financial and Accounting Officer — Trust(1)
99.5	Letter to the Holders of Starwood & Resorts Worldwide, Inc.’s Series B Zero Coupon Convertible Senior Notes due 2001(1)

(1)	Filed herewith.

(b) Reports on Form 8-K

      During the first quarter of 2003, Starwood filed a Current Report on Form 8-K dated January 29, 2003, reporting under Items 5 and 7 its press release announcing earnings for the 4th quarter of 2002.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, each Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

By:  /s/ BARRY S. STERNLICHT
Barry S. Sternlicht
Chairman, Chief Executive Officer and Director

By:  /s/ RONALD C. BROWN
Ronald C. Brown
Executive Vice President and Chief Financial Officer

Date: May 8, 2003	STARWOOD HOTELS & RESORTS

By:  /s/ BARRY S. STERNLICHT
Barry S. Sternlicht
Chairman, Chief Executive Officer and Trustee

By:  /s/ RONALD C. BROWN
Ronald C. Brown
Vice President and Chief Financial and Accounting Officer

I, Barry S. Sternlicht, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Starwood Hotels & Resorts Worldwide, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

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

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:   May 8, 2003

/s/ BARRY S. STERNLICHT

Barry S. Sternlicht
Chairman, Chief Executive Officer and
Director

I, Ronald C. Brown, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Starwood Hotels & Resorts Worldwide, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

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

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:   May 8, 2003

/s/ RONALD C. BROWN

Ronald C. Brown
Executive Vice President and Chief Financial Officer

I, Barry S. Sternlicht, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Starwood Hotels & Resorts;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

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

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:   May 8, 2003

/s/ BARRY S. STERNLICHT

Barry S. Sternlicht
Chairman, Chief Executive Officer and
Trustee

I, Ronald C. Brown, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Starwood Hotels & Resorts;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

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

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:   May 8, 2003

/s/ RONALD C. BROWN

Ronald C. Brown
Vice President and Chief Financial and Accounting Officer

Exhibit Index

3.1	First Amendment to Bylaws(1)
10.1	First Amendment to the Starwood Hotels & Resorts Worldwide, Inc. 2002 Long-Term Incentive Compensation Plan(1)
10.2	Second Amendment to Starwood Hotels & Resorts Worldwide, Inc. 1999 Long-Term Incentive Compensation Plan(1)
10.3	Second Amendment to Starwood Hotels & Resorts Worldwide, Inc. 1995 Long-Term Incentive Compensation Plan(1)
10.4	Second Amendment to Starwood Hotels & Resorts 1995 Long-Term Incentive Compensation Plan(1)
10.5	First Amendment to Credit Agreement(1)
99.1	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code — Chief Executive Officer — Corporation(1)
99.2	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code — Chief Financial Officer — Corporation(1)
99.3	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code — Chief Executive Officer — Trust(1)
99.4	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code — Chief Financial and Accounting Officer — Trust(1)
99.5	Letter to the Holders of Starwood & Resorts Worldwide, Inc.’s Series B Zero Coupon Convertible Senior Notes due 2001(1)

(1)	Filed herewith.