Form 10-K/A
period 2002-12-31
STARWOOD HOTELS & RESORTS; STARWOOD HOTEL & RESORTS WORLDWIDE INC
filed 2003-07-07
CIK 48595, 316206

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

None

     Indicate by check mark whether the Registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. Yes [X]   No [   ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of each Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [X]   No [   ]

     As of June 30, 2002, the aggregate market value of the Registrants’ voting and non-voting common equity (for purposes of this Joint Annual Report only, includes all shares other than those held by the Registrants’ Directors, Trustees and executive officers) was $6,539,800,304.

     As of June 30, 2003, the Corporation had outstanding 201,016,041 Corporation Shares and the Trust had outstanding 201,016,041 Class B Shares and 100 Class A shares of beneficial interest, par value $0.01 per share (“Class A Shares”).

Page

AMENDED ITEMS
PART III
Item 11. Executive Compensation	2
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Matters	12
Item 13. Certain Relationships and Related Transactions	16
OTHER
PART IV
Item 16. Exhibits, Financial Statement Schedules and Reports on Form 8-K
16(c) Exhibits	18

Part III
Item 11. Executive Compensation
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Matters
Item 13. Certain Relationships and Related Transactions
SIGNATURES
Index to Exhibits
EX-23.1
EX-99.1
EX-99.2
EX-99.3
EX-99.4

Explanatory Note:

     This Amendment No. 1 to Form 10-K/A (this “Amendment”) is being filed to include certain information under Part III that was not properly incorporated by reference from Starwood Hotels & Resorts Worldwide, Inc.’s proxy statement due to the improper filing of such proxy statement under Starwood Hotels & Resorts’ CIK number.

     As required under SEC rules, this Amendment sets forth the complete text of Items 11,12 and 13 as amended. The remainder of the information contained in the Joint Annual Report on Form 10-K for the fiscal year ended December 31, 2002, originally filed on February 28, 2003, of Starwood Hotels & Resorts Worldwide, Inc. and Starwood Hotels & Resorts (the “Original Filing”) is not amended hereby and shall be as set forth in the Original Filing and neither Starwood Hotels & Resorts Worldwide, Inc. nor Starwood Hotels & Resorts has updated the disclosure in this Amendment to speak to any later date.

Part III

Item 11. Executive Compensation

DIRECTORS COMPENSATION

     Directors of the Company who are employees of the Company receive no fees for their services as Directors. Non-employee Directors receive separate compensation for their service. That compensation includes:

Annual Fee:	$50,000 per Director, payable in four equal installments of Company Shares and class B shares of beneficial interest (“Class B Shares”) of the Trust that are attached and traded together (collectively, the “Shares”) (based on the market value of a Share on the preceding December 31). A Director may elect to receive up to one half of the Annual Fee in cash and may defer (at an annual interest rate of LIBOR plus 1 1/2% for deferred cash amounts) any or all of the Annual Fee. A Director may also elect to defer to a deferred unit account any or all of the Annual Fee payable in Shares. Effective January 1, 2002, Directors serving as members of the Audit Committee receive an annual fee of $10,000 ($20,000 for the chairman of the Audit Committee).

Attendance Fees:	$750 for each Board meeting ($500 in the case of a telephonic meeting). For committees other than the Audit Committee, $500 for each committee meeting ($1,000 for the chairman of a committee). For the Audit Committee, $3,000 for each meeting ($4,000 for the chairman of the Audit Committee). Expenses related to attendance.
Options:	Annual grants of options for 4,500 Shares under the Company’s long-term incentive plan.

Starwood Preferred Guest Program (1) Points and Rooms:	Annual grants of 250,000 Starwood Preferred Guest Points and eighteen free nights in the Company’s hotels.

(1)	The Starwood Preferred Guest Program is the Company’s loyalty program under which points are redeemable for hotel stays and other goods and services offered under the program.

EXECUTIVE COMPENSATION

Summary of Cash and Certain Other Compensation

     The Summary Compensation Table below shows the compensation for Starwood’s past three fiscal years for the Chief Executive Officer of the Company and the four other most highly compensated executive officers of the Company who were serving as executive officers on December 31, 2002.

Summary Compensation Table

					Restricted		Securities
Name and					Stock		Underlying	All Other
Principal Position	Year	Salary ($)	Bonus ($)		Award(s)($)(1)		Options(#) (2)	Compensation ($)

		Annual Compensation			Long-Term Compensation

Barry S. Sternlicht	2002	1,000,008	1,182,050	(3)(4)	2,843,483	(6)	1,100,000	96,636	(9)
Chairman and Chief	2001	1,000,008	2,496,750	(3)(4)	3,185,128	(7)	600,000	124,095	(9)
Executive Officer	2000	1,000,008	3,437,500	(4)	1,080,624	(8)	1,500,000	190,707	(9)
Robert F. Cotter	2002	674,375	298,519	(3)(4)	773,369	(6)	360,000	(62,345	)(10)
Chief Operating Officer	2001	637,500	401,500	(3)(4)	2,012,086	(7)	355,466	408,169	(10)
	2000	587,564	675,000	(4)	244,237	(8)	591,400	741,297	(10)
Ronald C. Brown	2002	482,185	200,000	(5)	276,640	(6)	165,000	2,541	(11)
Executive Vice President	2001	495,890	316,300	(5)	554,709	(7)	78,006	743	(11)
and Chief Financial Officer	2000	437,748	506,925	(5)	154,606	(8)	120,000	37,029	(11)
Theodore W. Darnall (14)	2002	555,750	200,000	(3)	345,800	(6)	220,000	47,337	(12)
President, Real Estate Group
Steven M. Hankin (14)	2002	453,600	180,306	(5)	322,004	(6)	185,000	1,332	(13)
President, Starwood Technology and Revenue Systems

(1)	Value is calculated by multiplying the number of Shares by the closing market price of a Share on the date of grant. Dividends are paid to the holders of such restricted stock awards.

(2)	For details regarding options granted in 2002, see “Option/ SAR Grants in Last Fiscal Year” below. Grants for 2001 for Messrs. Sternlicht and Cotter include 100,000 and 50,000, respectively, purchased options pursuant to the Company’s Purchased Option Program described below in footnote (3).

(3)	Includes amounts deferred and utilized to purchase options. In December 2002 and 2001, for incentive and retention purposes, a select group of senior executives were provided the opportunity to purchase stock options using a portion of their 2002 and 2001 bonuses that were paid in March 2003 and 2002, respectively. Under the Purchased Option Program, executives could make an irrevocable election to forego a portion of their cash bonus, equal to 10% of the exercise price on a specified date, and apply such amounts to the purchase of such options. The options vest in full one year from the date of grant and the executive is at risk for the purchase price if the executive leaves the Company prior to vesting of the option or if the Share price declines. Upon exercise, the executive must pay the remaining 90% of the exercise price. The amounts deferred for Mr. Sternlicht were $228,150 and $287,000 in 2002 and 2001, respectively. The amounts deferred for Mr. Cotter were $114,075 and $143,500 in 2002 and 2001, respectively. The amount deferred for Mr. Darnall was $45,630 in 2002.

(4)	Excludes amounts deferred into Deferred Shares (defined below in note (6)) and grossed up by 33% in accordance with the 1999 Annual Incentive Plan for Certain Executives (the “Executive AIP”). The amounts deferred for Mr. Sternlicht were $317,950, $403,254 and $610,902 for 2002, 2001 and 2000, respectively. The amounts deferred for Mr. Cotter were $61,481, $84,000 and $225,000 for 2002, 2001 and 2000, respectively. The amounts deferred into Deferred Shares (including the gross-up amount) are included in the amounts disclosed under the “Restricted Stock Awards” column in the above table.

(5)	Excludes amounts utilized to purchase restricted Shares and grossed up by 33% in accordance with the Company’s Annual Incentive Plan. The amounts deferred for Mr. Brown were $52,709 and $87,406 for 2001 and 2000, respectively. The amount deferred for Mr. Hankin was $60,102 for 2002. The amounts deferred into restricted stock (including the gross-up amount) are included in the amounts disclosed under the “Restricted Stock Awards” column in the above table.

(6)	On March 3, 2003, in accordance with the Company’s Annual Incentive Plan, 25% of Mr. Hankin’s annual bonus with respect to 2002 performance was paid in restricted Shares, which number of Shares was grossed up by 33% and which vest equally over a two-year period. Mr. Hankin received a grant of 3,504 restricted Shares. The value of this grant on the date of grant is shown on the above table and is based on the closing price of a Share on the NYSE on such date ($22.82).

On March 3, 2003 and March 14, 2003, respectively, in accordance with the Company’s Executive AIP, 25% of Messrs. Cotter’s and Sternlicht’s, respectively, annual bonus with respect to 2002 performance was credited to a deferred Share account on the Company’s books, which number was grossed up by 33% and which vest ratably over a period of three years (“Deferred Shares”). With respect to 2002 performance, Mr. Cotter was credited with 3,584 Deferred Shares and Mr. Sternlicht was credited with 17,995 Deferred Shares. The value of these Deferred Shares on the date of the grant is shown on the above table and is based on the closing price of a Share on the NYSE on such date ($22.82 in the case of Mr. Cotter and $23.50 in the case of Mr. Sternlicht).

On February 15, 2002, in accordance with the 1999 Long-Term Incentive Plan (the “1999 LTIP”), the following grants of restricted Shares were made which vest in full three years from date of grant: Mr. Sternlicht - 70,000; Mr. Cotter — 20,000; Mr. Brown — 8,000; Mr. Darnall — 10,000 and Mr. Hankin — 7,000. The values of these grants on the date of grant are shown on the above table and are based on the closing price of a Share on the NYSE on such date ($34.58). The value of these grants at December 31, 2002 were: Mr. Sternlicht — $1,661,800; Mr. Cotter — $474,800; Mr. Brown - 189,920; Mr. Darnall — $237,400; and Mr. Hankin — $166,180, based on the closing price of a Share on the NYSE on such date ($23.74).

(7)	On March 1, 2002, in accordance with the Company’s Annual Incentive Plan, 25% of each named executive’s (other than Messrs. Sternlicht and Cotter) annual bonus with respect to 2001 performance was paid in restricted Shares, which number of Shares was grossed up by 33% and which vest equally over a two-year period. With respect to 2001 performance, Mr. Brown received a grant of 1,947 restricted Shares. The value of this grant on the date of grant is shown on the above table and is based on the closing price of a Share on the NYSE on such date ($36.00).

On March 1, 2002, in accordance with the Executive AIP, 25% of Messrs. Sternlicht’s and Cotter’s annual bonus with respect to 2001 performance was deferred into Deferred Shares. With respect to 2001 performance, Mr. Sternlicht was credited with 14,898 Deferred Shares and Mr. Cotter was credited with 3,177 Deferred Shares. The value of these Deferred Shares on the date of grant is shown on the above table and is based on the closing price of a Share on the NYSE on such date ($36.00).

On February 7, 2001, in accordance with the 1999 LTIP, the following grants of restricted Shares were made which vest in full three years from date of grant: Mr. Sternlicht — 70,000; Mr. Cotter — 50,151 and Mr. Brown - 12,807. The values of these grants on the date of grant are shown on the above table and are based on the closing price of a Share on the NYSE on such date ($37.84).

The value of these grants at December 31, 2002 were: Mr. Sternlicht - $1,661,800; Mr. Cotter — $1,190,585; and Mr. Brown — $304,038, based on the closing price of a Share on the NYSE on such date ($23.74). On November 23, 2001, the Board of Directors of the Company elected to accelerate the vesting of 50% of the restricted Share grants made to employees of the Company, including the grants made to the executives named in the above table.

(8)	On March 1, 2001, in accordance with the Company’s Annual Incentive Plan and with respect to 2000 performance, Mr. Brown received a grant of 4,386 restricted Shares. The value of this grant at December 31, 2002 was $104,124 and is based on the closing price of a Share on the NYSE on such date ($23.74).

On March 1, 2001, in accordance with the Executive AIP and with respect to 2000 performance, Messrs. Sternlicht and Cotter received the following amounts of Deferred Shares: Mr. Sternlicht was credited with 30,656 Deferred Shares and Mr. Cotter was credited with 8,489 Deferred Shares. The value of these Deferred Shares at December 31, 2002 were: Mr. Sternlicht — $727,773; and Mr. Cotter — $201,529, based on the closing price of a Share on the NYSE on such date ($23.74).

(9)	Amounts include (a) deemed income arising from Mr. Sternlicht’s personal use of an airplane leased by the Company amounting to $86,008, $121,937 and $189,851 in 2002, 2001 and 2000, respectively, (b) the taxable portion of basic life insurance amounting to $3,978, $1,141 and $856 in 2002, 2001 and 2000, respectively, and (c) as provided in Mr. Sternlicht’s employment agreement, premiums paid for a $10 million “split dollar” life insurance policy amounting to $6,650 and $1,017 in 2002 and 2001, respectively.

(10)	Amounts include (a) a cost of living allowance of $18,303 and $38,138 in 2001 and 2000, respectively, (b) foreign compensation of $233,142 and $907,740 in 2001 and 2000, respectively, paid to Mr. Cotter or on his behalf locally in Brussels, Belgium, primarily for reimbursement of foreign taxes, including foreign taxes on the grant of employee stock options and restricted stock, (c) income credit due to tax equalization of ($101,280), ($8,569) and ($205,511) in 2002, 2001 and 2000, respectively, (d) a taxable reimbursement of relocation expenses, including a related tax gross-up payment in the amount of $139,091 in 2001, (e) imputed interest relating to a five-year non-interest bearing loan from the Company relating to the purchase of a home, amounting to $32,148 and $24,578 in 2002 and 2001, respectively, and (f) the taxable portion of basic life insurance amounting to $6,787, $1,624 and $930 for 2002, 2001 and 2000, respectively.

(11)	Amounts include (a) imputed interest relating to a five-year, non-interest bearing loan from the Company relating to the purchase of a home, amounting to $36,499 in 2000 and (b) the taxable portion of basic life insurance amounting to $2,541, $743 and $530 for 2002, 2001 and 2000 respectively.

(12)	Amounts include (a) imputed interest relating to a five-year, non-interest bearing loan from the Company relating to the purchase of a home, amounting to $43,867 in 2002 and (b) the taxable portion of basic life insurance amounting to $3,470 in 2002.

(13)	Amount is for the taxable portion of basic life insurance amounting to $1,332 in 2002.

(14)	Messrs. Darnall and Hankin became executive officers of the Company in 2002.

Option Grants

     The following table provides additional information regarding options granted during the last fiscal year to each of the executive officers named in the Summary Compensation Table.

Option/SAR Grants in 2002

	Number of	% of Total
	Securities	Options/SARs
	Underlying	Granted to	Exercise of
	Options/SARs	Employees in	Base Price
Name	Granted	2002	($/sh.)		Expiration Date	5% ($)	10% ($)

						Potential Realizable
						Value at
						Assumed Annual Rates of
						Stock
						Price Appreciation
						for Option Term (1)

Barry S. Sternlicht	500,000	3.19	34.58	(2)	2/15/2012	10,873,588	27,555,807
	600,000	3.83	24.88	(2)	12/23/2010	7,127,455	17,071,494
Robert F. Cotter	180,000	1.15	34.58	(2)	2/15/2012	3,914,492	9,920,091
	180,000	1.15	24.88	(2)	12/23/2010	2,138,236	5,121,448
Ronald C. Brown	75,000	0.48	34.58	(2)	2/15/2012	1,631,038	4,133,371
	90,000	0.57	24.88	(2)	12/23/2010	1,069,118	2,560,724
Theodore W. Darnall	110,000	0.70	34.58	(2)	2/15/2012	2,392,189	6,062,278
	110,000	0.70	24.88	(2)	12/23/2010	1,306,700	3,129,774
Steven M. Hankin	75,000	0.48	34.58	(2)	2/15/2012	1,631,038	4,133,371
	110,000	0.70	24.88	(2)	12/23/2010	1,306,700	3,129,774

(1)	The dollar gains under these columns result from calculations assuming 5% and 10% growth rates as prescribed by the SEC and are not intended to forecast future price appreciation of the Shares. The gains reflect a future value, based upon the closing price of a Share on the applicable grant date, and assume annual growth at these prescribed rates. Options have value to recipients, including the named executive officers, only if the price of Shares advances beyond the grant date price shown in the table during the option term.

(2)	The exercise price of each of the options is equal to the fair market value of a Share on the applicable grant date and vests in four equal annual installments commencing on the first anniversary of the grant date.

Option Exercises and Holdings

     The following table shows the number and value of stock options (exercised and unexercised) during the last fiscal year held by each of the executive officers named in the Summary Compensation Table.

Aggregated Option/SAR Exercises in 2002
and December 31, 2002 Option/SAR Values

	Shares
	Acquired on	Value
Name	Exercise (#)	Realized ($)(1)	Exercisable		Unexercisable		Exercisable		Unexercisable

			Number of Shares				Value of Unexercised
			Underlying Unexercised				In-the-Money
			Options/SARs at				Options/SARs at
			Fiscal Year-End (#)				Fiscal Year-End ($)(1)

Barry S. Sternlicht	—	—	7,429,500	(2)	1,850,000	(2)	8,313,531	(3)	—
Robert F. Cotter	—	—	599,060		916,049		—		—
Ronald C. Brown	—	—	412,502		306,004		82,560	(4)	—
Theodore W. Darnall	—	—	516,028		413,083		122,753	(5)	—
Steven M. Hankin	—	—	158,490		365,467		52,781		17,594

(1)	Value is calculated by subtracting the exercise price from the fair market value of the Share underlying the option on the exercise date (in the case of options exercised) or at December 31, 2002 (in the case of unexercised “in-the-money” options) and multiplying the result by the number of Shares for which the option was exercised or is in-the-money, as the case may be. Fair market value at December 31, 2002 was calculated based upon the average of the high and low sales prices of a Share as reported by the NYSE for that date ($23.72). There is no assurance that if and when any such in-the-money option is exercised, the option will have this value.

(2)	Excludes 500,000 options granted to Mr. Sternlicht in 1998. Subsequent to the grant of these options to Mr. Sternlicht in February 1998, he transferred the right to purchase a total of 500,000 Shares underlying such options to third parties. In addition, this amount excludes certain options granted to Mr. Sternlicht in 1995 and 1996. In July 2002, he transferred the right to purchase a total of 96,250 Shares underlying such options to third parties.

(3)	Excludes the value at December 31, 2002 of dividend equivalents payable upon exercise of certain options relating to performance award provisions of those options. The value at December 31, 2002 was $10,117,500, representing the aggregate dividend equivalents of $7.10 per Share accrued since the date of grant of 1,425,000 options in 1996.

(4)	Excludes the value at December 31, 2002 of dividend equivalents payable upon exercise of certain options relating to performance award provisions of those options. The value at December 31, 2002 was $607,050, representing the aggregate dividend equivalents of $7.10 per Share accrued since the date of grant of 85,500 options in 1996.

(5)	Excludes the value at December 31, 2002 of dividend equivalents payable upon exercise of certain options relating to performance award provisions of those options. The value at December 31, 2002 was $1,065,500, representing the aggregate dividend equivalents of $7.10 per Share accrued since the date of grant of 150,000 options in 1996.

Employment and Compensation Agreements with Executive Officers

     Barry S. Sternlicht and the Company entered into an employment agreement, dated as of January 1, 2000, pursuant to which Mr. Sternlicht agreed to continue to serve as the Chairman and Chief Executive Officer of the Company until at least December 31, 2002. Mr. Sternlicht and the Compensation and Option Committee are currently in discussions regarding a new employment contract. Mr. Sternlicht receives a minimum annual base salary of $1,000,000. Mr. Sternlicht also is entitled to receive an annual bonus of not less than $1,325,000 if certain performance measurements are attained during the term of his employment agreement. In addition, Starwood has purchased for Mr. Sternlicht a $10,000,000 life insurance policy. In March 2000, pursuant to the terms of his agreement, Starwood granted to Mr. Sternlicht an option to purchase 1,500,000 Shares, exercisable at $21.8125 per Share. This option vests in three equal installments, subject generally to Mr. Sternlicht’s continued employment by Starwood. The option was fully vested as of December 31, 2002. Mr. Sternlicht’s employment is terminable by Starwood with or without cause. In the event Mr. Sternlicht’s employment is terminated by Starwood other than for “cause” or by Mr. Sternlicht for “good reason,” Starwood will pay to Mr. Sternlicht as a severance benefit an amount equal to two times the sum of his annual base salary then in effect plus the highest amount paid to him as a bonus during the preceding three years. In addition, all then unvested awards made to Mr. Sternlicht will vest in full, subject to certain exceptions, and the Company will also continue to provide medical benefits coverage during the one year period after the date of termination. Under the terms of the agreement, the Company acknowledged that Mr. Sternlicht is involved in other business endeavors, including Starwood Capital as well as serving on outside boards and managing personal investments and, as a consequence, performs multiple executive roles. Subject to Mr. Sternlicht’s duties and obligations to the Company and subject to certain non-competition agreements between the Company and Mr. Sternlicht and between the Company and Starwood Capital, the Company consented to the continuation of Mr. Sternlicht’s additional business endeavors and multiple executive roles. In April 1999, the Company made an interest-bearing loan to Mr. Sternlicht in the amount of approximately $1,222,000 in respect of taxes payable by Mr. Sternlicht as a result of the vesting of the restricted stock award originally granted to Mr. Sternlicht in August 1996.

     As of June 27, 2000, Robert F. Cotter and the Company entered into an employment agreement, commencing on February 15, 2000, in connection with his becoming the Company’s Chief Operating Officer and his relocation to the White Plains, New York office from Brussels, Belgium. Mr. Cotter’s annual salary was $600,000 for 2000 and, effective January 1, 2001, $650,000, with a bonus to be determined in accordance with the Company’s bonus plan. For 2001, Mr. Cotter was guaranteed to receive an option to purchase 454,000 Shares with an exercise price per Share equal to the fair market value of a Share on the date of grant. In addition, the Company agreed to pay the reasonable, out-of-pocket costs of Mr. Cotter’s relocation. The Company has also made a non-interest bearing home loan to Mr. Cotter in the amount of $600,000, secured by a second mortgage on Mr. Cotter’s home, which is due in five years or upon Mr. Cotter’s termination of employment. Mr. Cotter’s employment is terminable by the Company with or without cause upon thirty days’ notice. In the event his employment is terminated by the Company without cause, Mr. Cotter will be entitled to severance benefits of one year’s base salary and the Company will reimburse Mr. Cotter for COBRA expenses for one year following the date of termination.

     As of May 24, 1999, Ronald C. Brown and the Company entered into a new employment agreement in connection with his employment as the Company’s Executive Vice President and Chief Financial Officer and his relocation to the White Plains, New York office. Mr. Brown’s initial annual salary was $425,000, with a bonus to be determined in accordance with the Company’s bonus plan. In addition, the Company agreed to pay the reasonable, out-of-pocket costs of Mr. Brown’s relocation. Mr. Brown’s employment is terminable by the Company with or without cause. In the event his employment is terminated by the Company without cause, Mr. Brown will be entitled to severance benefits of one year’s base salary and the Company will continue to provide medical benefits coverage during the one year period after the date of termination. In April 1999, the Company made an interest-bearing loan to Mr. Brown in the amount of approximately $218,000 in respect of taxes payable by Mr. Brown as a result of the vesting of the restricted stock award originally granted to Mr. Brown in August 1996. The taxes payable were based on a fair value of $53.00 per Share. The Company also made a non-interest bearing home loan to Mr. Brown in the amount of $600,000 secured by a second mortgage on Mr. Brown’s home. This loan was repaid in full by Mr. Brown in 2001.

     As of March 25, 1998, Theodore W. Darnall and the Company entered into an employment agreement in connection with his employment as the Company’s Executive Vice President of Hotel Operations. Mr. Darnall’s initial annual salary was $350,000, with a bonus to be determined in accordance with the Company’s bonus plan. In lieu of a base salary payment for change in control, Mr. Darnall received a retention bonus equal to one year’s base salary conditioned upon his staying with the Company at least one year after the closing of the acquisition of ITT Corporation. In addition, Mr. Darnall was granted 125,000 options under the 1995 Long Term Incentive Plan in connection with his accepting employment with the Company. The Company also agreed to pay the reasonable, out-of-pocket costs of Mr. Darnall’s relocation and made a non-interest bearing home loan to Mr. Darnall in the amount of $600,000, secured by a second mortgage on Mr. Darnall’s home, which is due in five years or upon his termination of employment. Mr. Darnall’s employment is terminable by the Company with or without cause. In April 1999, the Company made an interest-bearing loan to Mr. Darnall in the amount of approximately $416,000 in respect of taxes payable by Mr. Darnall as a result of the vesting of the restricted stock award originally granted to Mr. Darnall in August 1996. In the event his employment is terminated by the Company without cause, Mr. Darnall will be entitled to severance benefits of one year’s base salary and the Company will continue to provide medical benefits coverage during the one year period after the date of termination.

     As of September 2, 1999, Steven M. Hankin and the Company entered into an employment agreement in connection with his employment as the Company’s Senior Vice President, Strategic Planning. Mr. Hankin’s initial annual salary was $325,000, with a bonus to be determined in accordance with the Company’s bonus plan. Mr. Hankin was granted 50,000 options and 5,000 shares of Restricted Stock under the 1999 LTIP in connection with his accepting employment with the Company. In addition, the Company agreed to pay the reasonable out-of-pocket costs of Mr. Hankin’s relocation. The Company has also made a non-interest bearing home loan to Mr. Hankin in the amount of $300,000, secured by a second mortgage on Mr. Hankin’s home, which is due in five years or upon Mr. Hankin’s termination of employment. Mr. Hankin’s employment is terminable by the Company with or without cause. In the event his employment is terminated by the Company without cause, Mr. Hankin will be entitled to severance benefits of one year’s base salary and the Company will continue to provide medical benefits coverage during the one year period after the date of termination.

     In December 1999, the Company entered into severance agreements with each of Messrs. Sternlicht, Brown and Darnall. Messrs. Cotter and Hankin entered into severance agreements with the Company in August 2000 and October 2000, respectively. The severance agreements provide for a term of three years, in each case with provision for automatic one-year extensions until either the executive or the Company notifies the other that such party does not wish to extend the agreement. If a Change in Control (as defined in the agreement) occurs, the agreements will continue for at least 24 months following the date of such Change in Control.

     The agreements provide that if, following a Change in Control, the executive’s employment is terminated without Cause (as defined in the agreement) or with Good Reason (as defined in the agreement) or the executive terminates his employment for any reason during the one-month period commencing one year after the Change in Control, the executive would be entitled to receive (i) three times (or two times in the case of Mr. Hankin) the sum of his base salary plus the average of the annual bonuses earned by the executive in the three fiscal years ending immediately prior to the fiscal year in which the termination occurs; (ii) continued medical benefits for two years, reduced to the extent benefits of the same type are received by or made available to the executive from another employer; (iii) a lump sum amount, in cash, equal to the sum of (A) any unpaid incentive compensation which had been allocated or awarded to the executive for any measuring period preceding termination under any annual or long term incentive plan and which, as of the date of termination, is contingent only upon the continued employment of the executive to a subsequent date, and (B) the aggregate value of all contingent incentive compensation awards allocated or awarded to the executive for all then uncompleted periods under any such plan that the executive would have earned on the last day of the performance award period, assuming the achievement, at the target level, of the individual and corporate performance goals established with respect to such award; (iv) immediate vesting of stock options and restricted stock held by the executive under any stock option or incentive plan maintained by the Company; (v) outplacement services suitable to the executive’s position for a period of two years or, if earlier, until the first acceptance by the executive of an offer of employment, the cost of which will not exceed twenty percent (20%) of the executive’s base salary; (vi) a lump sum payment of any of the executive’s deferred compensation; (vii) immediate vesting of all unvested 401(k) contributions in the executive’s 401(k) account or payment by the Company of an amount equal to any such unvested amounts that are forfeited by reason of the executive’s termination of employment; and (viii) forgiveness in full of any home or relocation loans from the Company to the executive, that are outstanding as of the date of termination plus an additional amount required to permit the executive to pay any income tax incurred as a result of such loan forgiveness. In addition, to the extent Messrs. Sternlicht, Brown, Cotter or Darnall, become subject to the “golden parachute” excise tax imposed under Section 4999 of the Internal Revenue Code of 1986, such executive would become entitled to a gross-up payment in an amount sufficient to offset the effects of such excise tax. To the extent Mr. Hankin would become subject to such excise tax, any payment or benefit received under his severance agreement will be reduced to an amount that would not subject him to such tax.

COMPENSATION AND OPTION COMMITTEE REPORT

     The information contained in this Compensation and Option Committee Report shall not be deemed to be “soliciting material” or “filed” or “incorporated by reference” in future filings with the SEC, or subject to the liabilities of Section 18 of the Exchange Act, except to the extent that the Company specifically incorporates it by reference into a document filed under the Securities Act of 1933, as amended, or the Exchange Act.

     During 2002, the Board made decisions with respect to compensation for executive officers of the Company based on the recommendations of the Compensation and Option Committee (the “Compensation Committee”) comprised of Directors who are not members of Starwood management. The primary objectives of the Board with respect to executive compensation are to establish programs which attract and retain key domestic and international managers and align the compensation received by executive officers with the overall business strategies, values, performance and financial conditions of Starwood and with the achievement of individual performance goals. In addition, equity based incentive plans are utilized to promote ownership of Shares by key executives and serve to align financial interests of executives with those of stockholders.

     Starwood’s executive compensation package generally includes a base salary, an annual cash and restricted stock incentive, and a long-term incentive award. In December 2002, for incentive and retention purposes, a select group of senior executives, including the executives named in the Summary Compensation Table, were provided the opportunity to purchase stock options using a portion of their 2002 bonus that was paid in March 2003. Under the Purchased Option Program, executives could make an irrevocable election to forego a portion of their cash bonus, equal to 10% of the exercise price per option and apply such amounts to the purchase of such options. The options vest in full one year from the date of grant and the executive is at risk for the purchase price if the executive leaves the Company prior to vesting of the option or if the Share price declines. Upon exercise, the executive must pay the remaining 90% of the exercise price.

     In aggregate, these programs are designed to be performance based, with a significant portion of an executive’s compensation tied to key financial, strategic, and individual objectives. It is the Compensation Committee’s intention that substantially all compensation for executives be deductible under Section 162(m) of the Internal Revenue Code of 1986, as amended, for federal income tax purposes.

     In determining competitive compensation levels for the pay elements noted above, the Compensation Committee reviews survey data from several major compensation consulting firms that reflects the pay practices for comparable positions in the hotel and hospitality industries, as well as general industry. Data from more than half of the companies reflected in the Standard & Poor’s Corporation Hotel Index included in the Stockholder Return Performance Graph below are included in the survey results. The Compensation Committee also considers other publicly available data of peer companies and, to the extent appropriate, also considered past pay practices.

     The salary ranges for executives are generally based on the accountabilities of each position, which are reviewed on a regular basis. The ranges are reviewed annually against similar positions among the companies in the survey group described above. The midpoint of each salary range is generally targeted at the median of similar positions in the survey group.

     For the Chief Executive Officer and the Chief Operating Officer, annual incentive awards are paid based on performance against specified earnings targets set in advance in accordance with the stockholder approved Executive AIP. Awards for other named executive officers were made in accordance with the Company’s Annual Incentive Plan. The amount of the award an executive is eligible to receive increases for Company earnings performance that exceeds the target and decreases when targeted Company earnings performance is not achieved. In approving the incentive award for each executive officer, the Compensation Committee considers performance of both earnings per share (“EPS”) and earnings before interest expense, tax expense, depreciation and amortization (“EBITDA”) as well as certain other key metrics set in advance in accordance with a stockholder approved plan. Annual incentive targets are set above the median of similar positions in the survey group. For the Chief Executive Officer and the Chief Operating Officer, annual incentive awards are payable partly in cash and partly in Deferred Shares. The amount of Deferred Shares credited to such executives is grossed up by 33% and vest ratably over a three-year period. For the other named executive officers, annual incentive awards are generally payable partly in cash and partly in restricted stock. During 2002, however, due to the significant financial uncertainty associated with bonuses to be paid in March of 2003, the Board decided that named executives (other than Messrs. Sternlicht and Cotter) would be permitted to elect to receive their bonus partly in cash and partly in stock (up to

25%), or entirely in cash, at their sole discretion. Where shares were elected, the number of shares of restricted stock were grossed up by 33% and vest ratably over a two-year period.

     Long-term awards, made under the stockholder approved 2002 LTIP, are generally granted annually in the form of stock options. In 2002, restricted stock awards were also made. The options are granted at the fair market value of a Share on the date of grant and increase in value based on the appreciation of a Share. Most awards become exercisable in 25% increments upon each of the first four anniversaries of the grant. The restricted stock awards cliff vest three years from the date of grant, except in circumstances where the Board determines, that vesting acceleration could occur based on the achievement of certain performance targets. Long-term incentive targets are set above the median of similar positions in the survey group. Actual awards are determined after considering each individual’s performance against a set of pre-established performance objectives.

     The executive compensation decisions made by the Compensation Committee during 2002 reflect Starwood’s below target performance against key financial measures, specifically EPS and EBITDA, caused by the weakened global economy and the impact of geo-political uncertainty. The Compensation Committee believes that the Company’s executive compensation programs and decisions have generally met their objectives. Starwood has been able to attract and retain the type of executive talent necessary to successfully support its growth and financial objectives.

Chief Executive Officer Compensation For 2002

     Barry S. Sternlicht is the Chairman and Chief Executive Officer of Starwood. Mr. Sternlicht was awarded a total bonus of $1,500,000 in March 2003 relating to his 2002 performance, $228,150 of which he deferred in order to purchase 100,000 options pursuant to the Company’s purchased option program and $317,950 of which was deferred into Deferred Shares in accordance with the Executive AIP (which amount was grossed up by 33% to $422,874 in Deferred Shares in accordance with the terms of the Executive AIP). In addition, he received stock options to purchase 1,100,000 Shares in 2002 as well as a grant of 70,000 restricted Shares, under the 2002 LTIP. Mr. Sternlicht’s base salary, is targeted to be generally competitive with the salary paid to the chief executive officers in the survey group.

     The following factors contributed to the Compensation Committee’s determination of Mr. Sternlicht’s 2002 bonus: (a) Starwood’s financial performance as measured by EPS and EBITDA, (b) the amount of bonus relative to bonuses paid to chief executive officers in peer companies and (c) Mr. Sternlicht’s leadership and direction during the most challenging economic and political environments the hospitality industry and Starwood have ever faced.

     The ultimate value of the stock options granted to Mr. Sternlicht in 2002 depends on Starwood’s future success and whether that value is reflected in the value of the Shares.

Eric Hippeau (chairman) Jean-Marc Chapus Kneeland Youngblood

STOCKHOLDER RETURN PERFORMANCE

     Set forth below is a line graph comparing the cumulative total stockholder return on the Shares against the cumulative total return on the S&P 500 and the S&P 500 Hotel Index (the “S&P 500 Hotel”) for the five fiscal years beginning December 31, 1997 and ending December 31, 2002. The graph assumes that the value of the investments was 100 on December 31, 1997 and that all dividends and other distributions were reinvested. The comparisons are provided in response to SEC disclosure requirements and are not intended to forecast or be indicative of future performance.

	1997	1998	1999	2000	2001	2002

Starwood	100.00	42.16	44.78	68.48	59.55	49.03
S&P 500	100.00	128.34	155.14	141.13	124.40	97.08
S&P 500 Hotel	100.00	81.53	81.52	65.80	61.70	55.31

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Matters

     The following tables show the number of Shares “beneficially owned” by all persons known to the Company to be the beneficial owners of more than 5% of the outstanding Shares at December 31, 2002 and each of the Directors, the executive officers and all Directors and executive officers of the Company as a group, at January 31, 2003. “Beneficial ownership” includes Shares a stockholder has the power to vote or the power to transfer, and also includes stock options and other derivative securities that were exercisable at that date, or as of that date will become exercisable within 60 days thereafter. In the case of holdings of Directors and executive officers, percentages are based upon the number of Shares outstanding at January 31, 2003, plus, where applicable, the number of Shares that the indicated person had a right to acquire within 60 days of such date. The information in the tables is based upon information provided by each Director and executive officer and, in the case of the beneficial owners of more than 5% of the outstanding Shares, the information is based upon Schedules 13G and a Schedule 13D filed with the SEC.

Certain Beneficial Owners

	Amount and
	Nature of
	Beneficial	Percent
Name and Address of Beneficial Owner	Ownership	of Class

FMR Corp.	11,253,477	5.64	%(1)
82 Devonshire Street Boston, Massachusetts 02109
Janus Capital Management LLC	10,302,040	5.20	%(2)
100 Fillmore Street Denver, Colorado 80206
Stichting Pensioenfonds ABP	10,015,000	5.02	%(3)
Oude Lindestraat 70 Postbus 2889 6401 DL Heerlen The Netherlands

(1)	Based on information contained in a Schedule 13G, dated February 14, 2003 (the “Fidelity Schedule 13G”), filed with respect to the Company, 11,004,406 Shares are held by Fidelity Management & Research Company (“Fidelity”), a wholly-owned subsidiary of FMR Corp. (“FMR”); 248,389 Shares are held by Fidelity Management Trust Company (“Fidelity 2”), a wholly-owned subsidiary of FMR, as a result of Fidelity acting as investment adviser to various investment companies and Fidelity 2 serving as investment manager of certain institutional accounts; and 682 Shares are held by Geode Capital Management, LLC, a registered investment advisor (“Geode”), which is wholly-owned by Fidelity Investors III Limited Partnership (“FILP III”). Fidelity Investors Management, LLC (“FIML”) is the general partner and investment manager of FILP III. The managers of Geode, the members of FIML and the limited partners of FILP III are certain shareholders and employees of FMR Corp. According to the Fidelity Schedule 13G, FMR and Edward C. Johnson 3d, Chairman of FMR, each have sole voting power with respect to 248,389 Shares and dispositive power with respect to 11,253,477 Shares and FILP III has sole power to vote and sole dispositive power with respect to 682 Shares. Through ownership of voting common stock and the execution of a certain stockholder’s voting agreements, members of the Edward C. Johnson 3d family may be deemed, under the Investment Company Act of 1940, to form a controlling group with respect to FMR.

(2)	Based on information contained in a Schedule 13G, dated February 14, 2003 (the “Janus Schedule 13G”), filed with respect to the Company, 10,302,040 Shares are held by Janus Capital Management, LLC (“Janus”), Bay Isle Financial LLC (“Bay Isle”) and Enhanced Investment Technologies LLC (“INTECH”). Bay Isle and INTECH are registered investment advisors in which Janus has indirect ownership interests of 100% and 50.1%, respectively. Holdings of Janus, Bay Isle and INTECH are aggregated for purposes of the Janus Schedule 13G. Janus may be deemed to be the beneficial owner of 10,120,840 Shares and INTECH may be deemed to be the beneficial owner of 181,200 Shares each as a result of their roles as investment advisor to various registered investment companies and to individual and institutional clients (the “Managed Portfolios”). Neither Janus nor INTECH have the right to receive dividends from, or the proceeds from the sale of, the Shares held by the Managed Portfolios and therefore disclaim any beneficial ownership associated with such rights.

(3)	Based on information contained in a Schedule 13D, dated February 12, 2003 (the “Stichting Schedule 13D”), filed with respect to the Company, 10,015,000 Shares are held by Stichting Pensioenfonds ABP, an entity established under the laws of The Kingdom of the Netherlands, whose principal business is investing funds held on behalf of public sector employees of The Kingdom of the Netherlands.

Directors and Executive Officers of the Company

	Amount and Nature
	of Beneficial
Name of Beneficial Owner	Ownership		Percent of Class(1)

Charlene Barshefsky	9,000	(2)(3)	(4)
Ronald C. Brown	544,324	(3)	(4)
Jean-Marc Chapus	62,061	(3)	(4)
Robert F. Cotter	928,852	(2)(3)(5)	(4)
Theodore W. Darnall	725,846	(3)	(4)
Bruce W. Duncan	97,499	(2)(3)(6)	(4)
Steven M. Hankin	267,220	(3)	(4)
Eric Hippeau	23,449	(2)(3)	(4)
George J. Mitchell	29,910	(2)(3)	(4)
Stephen R. Quazzo	64,167	(3)(7)	(4)
Thomas O. Ryder	13,500	(2)(3)	(4)
Barry S. Sternlicht	9,181,897	(2)(3)(8)	4.00%
Daniel W. Yih	64,351	(2)(3)(9)	(4)
Kneeland C. Youngblood	15,161	(3)	(4)
All Directors, Trustees and current executive officers as a group (16 persons)	12,258,372	(10)	5.37%

(1)	Based on the number of Shares outstanding on January 31, 2003 and Shares issuable upon exercise of options exercisable within 60 days from January 31, 2003 or on exchange of Class A exchangeable preferred shares of the Trust (“Class A EPS”), Class B exchangeable preferred shares of the Trust (“Class B EPS”), limited partnership units (“Partnership Units”) of SLC Operating Limited Partnership (“Operating Partnership”) or SLT Realty Limited Partnership (“Realty Partnership”) for Shares.

(2)	The following Directors also hold the following amounts of “phantom” stock units received as a result of their election to defer Directors’ Annual Fees: 1,981 for Ambassador Barshefsky; 8,353 for Mr. Duncan; 6,853 for Mr. Hippeau; 8,551 for Senator Mitchell; 2,722 for Mr. Ryder; and 9,061 for Mr. Yih. Messrs. Cotter and Sternlicht also hold Deferred Shares (see “Executive Compensation”) in the following amounts: 11,666 for Mr. Cotter and 45,554 for Mr. Sternlicht.

(3)	Includes Shares subject to presently exercisable options and options and restricted Shares that will become exercisable or vest within 60 days of January 31, 2003, as follows: 506, 421 for Mr. Brown; 827,146 for Mr. Cotter; 642,003 for Mr. Darnall; 235,704 for Mr. Hankin; 49,500 for messrs. Chapus, Duncan, Quazzo, and Yih: 23,449 for Mr. Hippeau; 29,910 for Senator Mitchell; 8,079,904 for Mr. Sternlicht; 9,000 for Ambassador Barshefsky and 13,500 for Messrs. Ryder and Youngblood.

(4)	Less than 1%.

(5)	Includes 10,000 Shares held by The Robert F. Cotter Revocable Trust of which Mr. Cotter is a Trustee and beneficiary.

(6)	Includes 47,999 Shares held by The Bruce W. Duncan Revocable Trust of which Mr. Duncan is a Trustee and beneficiary.

(7)	Includes 14,270 Shaers held by a trust of which Mr. Quazzo is settler and over which he shares investment control, and 397 Shares owned by a trust of which Mr. Quazzo’s wife is settler and over which she exercises some investment control.

(8)	Includes 200,226 Shares that Mr. Sternlicht may be deemed to beneficially own, directly or indirectly through entities controlled by him or through family trusts, and may be deemed to have either sole or shared power to vote and dispose of such Shares. In addition, such amount includes the following derivative securities that Mr. Sternlicht holds, directly or through trusts created by him for the benefit of members of his family: (i) Class A EPS that are exchangeable for an aggregate of 237,729 Shares and (ii) Partnership Units that are exchangeable for an aggregate of 864,264 Shares. Mr. Sternlicht has disclaimed beneficial ownership of all such Shares, Class A EPS and Partnership Units except to the extent of his actual pecuniary interest therein.

(9)	Includes 5,761 Shares held in an IRA account for the benefit of Mr. Yih. Also includes 4,922 Shares and 1,799 shares of Class A EPS that are held by the Barry S. Sternlicht Family Spray Trust of which Mr. Yih serves as a co-trustee. Mr. Yih has disclaimed beneficial ownership of all such trust Shares and Class A EPS.

(10)	Includes amounts held by two other executive officers of the Company who are not Named Executive Officers, as defined in the Exchange Act.

     The following table provides information as of December 31, 2002 regarding Shares that may be issued under equity compensation plans maintained by the Company.

Equity Compensation Plan Information-December 31, 2002 (in millions, except per Share amounts)	(a)	(b)	(c)
Number of
securities
remaining available
	Number of		for future issuance
	securities to be		under equity
	issued upon	Weighted-average	compensation plans
	exercise of	exercise price of	(excluding
	outstanding	outstanding	securities
	options, warrants	options, warrants	reflected in Column
Plan Category	and rights	and rights	(a))

Equity compensation plans approved by security holders	45,748,940	$31.56	7,766,680 (1)
Equity compensation plans not approved by security holders	—	—	—

Total	45,748,940	$31.56	7,766,680

(1)	Does not include deferred share units (that vest over three years and may be settled in Shares) that may be issued pursuant to obligations under the Executive AIP. The Executive AIP does not limit the number of deferred share units that may be issued. In addition, 9,926,736 shares remain available for issuance under the Company’s Employee Stock Purchase Plan, a stock purchase plan meeting the requirements of Section 423 of the Internal Revenue Code.

Item 13. Certain Relationships and Related Transactions

Policies of the Board of Directors

     The policy of the Board of Directors of the Company provides that any contract or transaction between the Company and any other entity in which one or more of its Directors or officers are directors or officers, or have a financial interest, must be approved or ratified by the Governance Committee (which is comprised of Senator Mitchell, Messrs. Ryder and Youngblood and Ambassador Barshefsky) or by a majority of the disinterested Directors after the material facts as to the relationship or interest and as to the contract or transaction are disclosed or are known to them.

Starwood Capital

     General. Barry S. Sternlicht, Chairman, Chief Executive Officer and a Director of the Company, controls and has been the President and Chief Executive Officer of Starwood Capital since its formation in 1991. Affiliates of Starwood Capital held an approximate 50% vote and 35.16% interest in profits in the Westin entities acquired by a predecessor of the Company, in 1997.

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

     Starwood Capital Noncompete. In connection with a restructuring of the Company in 1995, Starwood Capital agreed that, with certain exceptions, Starwood Capital would not compete directly or indirectly with the Company within the United States and would present to the Company all opportunities presented to Starwood Capital to acquire fee interests in hotels in the United States and debt interests in hotels in the United States where it is anticipated that the equity will be acquired by the debt holder within one year from the acquisition of such debt (the “Starwood Capital Noncompete”). During the term of the Starwood Capital Noncompete, neither Starwood Capital nor any of its affiliates is permitted to acquire any such interest, or any ground lease interest or other equity interest, in hotels in the United States. In addition, the Company’s Corporate Opportunity Policy requires that each director and executive officer submit to the Corporate Governance Committee any opportunity that the director or executive officer reasonably believes is within the Company’s lines of business or in which the Company has an interest. Therefore, as a matter of practice, all opportunities to purchase hotel-related assets, even those outside of the United States, that Starwood Capital may pursue are first presented to the Company. The Starwood Capital Noncompete continues until no officer, director, general partner or employee of Starwood Capital is on the Board (subject to exceptions for certain restructurings, mergers or other combination transactions with unaffiliated parties). Several properties owned or managed by the Company, including the Westin Innisbrook Resort (the “Innisbrook Resort”), the Westin Mission Hills Resort and the Turnberry Hotel, were opportunities brought to the Company or its predecessors by Starwood Capital or entities related to Mr. Sternlicht. With the approval in each case of the Governance Committee of the Board, from time to time the Company has waived the restrictions of the Starwood Capital Noncompete, in whole or in part, (or passed on the opportunity in cases of the Corporate Opportunity Policy for non-U.S.-opportunities) with respect to particular acquisition opportunities in which the Company had no interest. Since 1995, a total of four such investments were made — the Radisson Governors Inn Hotel in Research Triangle Park as part of a mixed use property in Raleigh, North Carolina (deemed below the quality of hotel the Company targets); the acquisition of Chevy Chase Plaza, a mixed use property in Maryland that included a Holiday Inn hotel leased on a long term basis to a third party operator (no management or branding opportunity was available), the acquisition of a small lower end hotel located in Kobe, Japan operated by a third party at the date of acquisition and deemed unsuitable for any Starwood brand and a 16-hotel portfolio of lessor interests under which the properties were subject to long-term operating leases which were essentially long-term income investments and not an opportunity to manage or brand the properties, and which were not of interest to the Company.

     Portfolio Investments. An affiliate of Starwood Capital holds an approximately 25% non-controlling interest in Troon Golf (“Troon”), a golf course management company that currently manages over 120 high-end golf courses. Mr. Sternlicht’s indirect interest in Troon held through such affiliate is approximately 12%. Troon is one of the largest third-party managers of golf courses in the United States. In January 2002, after extensive review of alternatives and with the unanimous approval of the Governance Committee, the Company entered into a Master Agreement with Troon covering the United States and Canada whereby the Company has agreed to have Troon manage all golf courses in the United States and Canada that are owned by the Company and to use reasonable efforts to have Troon manage golf courses at resorts that the Company manages and franchises. The Company believes that the terms of the Troon agreement are at or better than market terms. Mr. Sternlicht did not participate in the negotiations or the approval of the Troon Master Agreement. During 2002, Troon managed 17 golf courses at resorts owned or managed by the Company. The Company paid Troon a total of $6,846,000 ($813,000 of which represents management fees and payments for other services and $6,033,000 of which represents reimbursements of third-party expenses), in 2002 for eight golf courses at resorts owned or managed by the Company. During 2001 and 2000, the Company paid a total of $479,000 ($432,000 of which represents management fees and payments for other services and $47,000 of which represents reimbursements of third-party expenses), and $545,000 ($458,000 of which represents management fees and payments for other services and $87,000 of which represents reimbursements of third-party expenses), respectively for two golf courses at resorts owned by the Company.

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

Other

     The Company has on occasion made loans to employees, including executive officers, principally in connection with home purchases upon relocation. As of December 31, 2002, approximately $11 million in loans to approximately 36 employees was outstanding of which approximately $7 million were non-interest bearing home loans. Home loans are generally due five years from the date of issuance or upon termination of employment and are secured by a second mortgage on the employee’s home. Officers receiving home loans in connection with relocation were Robert F. Cotter, Chief Operating Officer, in June 2001 (original balance of $600,000), Ronald C. Brown, Executive Vice President and Chief Financial Officer, in June 1999 (original balance of $600,000), David K. Norton, Executive Vice President of Human Resources, in July 2000 (original balance of $500,000), Theodore W. Darnall, President, Real Estate Group, in 1996 and 1998 (original balance of $750,000 ($150,000 bridge loan in 1996 of which $100,000 has been repaid) and $600,000 home loan in 1998) and Steven M. Hankin, President, Starwood Technology and Revenue Systems, in 2000 (original balance of $300,000). The loans to Messrs. Cotter, Norton, Darnall and Hankin are currently outstanding. The loan made to Mr. Brown was repaid in 2001. As a result of the acquisition of ITT Corporation in 1998, restricted stock awarded to Messrs. Sternlicht, Brown and Darnall in 1996 vested at a price for tax purposes of $53 per Share. This amount was taxable at ordinary income rates. By late 1998, the value of the stock had fallen below the amount of income tax owed. In order to avoid a situation in which the executives could be required to sell all of the Shares acquired by them to cover income taxes, in April 1999 the Company made interest-bearing loans at 5.67% to Messrs. Sternlicht, Brown and Darnall of $1,222,000, $218,000 and $416,000 respectively, to cover the taxes payable. Accrued interest on these loans at December 31, 2002 is approximately $257,000, $46,000 and $88,000, respectively. The notes and all associated accumulated interest become due on their tenth anniversary.

     Since July 2002, Richard Cotter has been the Vice President, Operations, Mid Atlantic Region for the Company. From January 2001 to July 2002 Mr. Cotter served as Vice President, Operations, New York City and assisted in the transition of a new General Manager for the St. Regis New York and from July 1998 to January 2001, he served as Vice President, the St. Regis Group, and Managing Director, St. Regis New York (General Manager of the property). Mr. Cotter’s salary and bonus were $272,571 and $181,335, respectively, for 2000, $283,336 and $71,549, respectively, for 2001 and $292,160 and $53,244 respectively, for 2002. In connection with the Company’s Long Term Incentive Plans, Mr. Cotter was granted 31,000, 10,823 and 28,000 options to purchase Company shares in 2000, 2001 and 2002, respectively, and was awarded 3,487 shares of restricted stock in 2001. In addition, in connection with his employment as general manager of the St. Regis and these other positions, Mr. Cotter was provided with the use of a Company-owned apartment in New York City adjacent to the St. Regis, which the Company believes has a rental value of $10,000 per month. Mr. Cotter has had the use of the apartment since September 1998. In light of his new position with the Company, Mr. Cotter will no longer have use of the apartment starting during the second quarter of 2003 and will be moving to an apartment located in the Sheraton New York — Hotel & Towers. Richard Cotter is the brother of Robert Cotter, who has been the Chief Operating Officer of the Company since February 2000.

     In 2002, Starwood retained the law firm Piper Rudnick (as well as Verner Liipfert, which merged with Piper Rudnick in October 2002), of which Senator George J. Mitchell, a Director of the Corporation and Trustee of the Trust, is a partner. We expect that this firm will continue to provide services to the Company in 2003.

Item 16(c). Exhibits

Exhibits

23.1	Consent of Ernst & Young LLP of the Joint Annual Report on Form 10-K/A of which this exhibit index is a part. (1)

99.1	Certification Pursuant to Rule 13a-14 under the Securities Exchange Act of 1934 – Chief Executive Officer – Corporation (1)

99.2	Certification Pursuant to Rule 13a-14 under the Securities Exchange Act of 1934 – Chief Financial Officer – Corporation (1)

99.3	Certification Pursuant to Rule 13a-14 under the Securities Exchange Act of 1934 – Chief Executive Officer – Trust (1)

99.4	Certification Pursuant to Rule 13a-14 under the Securities Exchange Act of 1934 – Chief Financial and Accounting Officer – Trust (1)

(1)	Filed herewith

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

Date:	July 7, 2003	By:	/s/ RONALD C. BROWN

Ronald C. Brown Executive Vice President and Chief Financial Officer

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

STARWOOD HOTELS & RESORTS

Date:	July 7, 2003	By:	/s/ RONALD C. BROWN

Ronald C. Brown Executive Vice President and Chief Financial Officer

Index to Exhibits

Exhibits

23.1	Consent of Ernst & Young LLP of the Joint Annual Report on Form 10-K/A of which this exhibit index is a part. (1)

99.1	Certification Pursuant to Rule 13a-14 under the Securities Exchange Act of 1934 — Chief Executive Officer — Corporation (1)

99.2	Certification Pursuant to Rule 13a-14 under the Securities Exchange Act of 1934 — Chief Financial Officer — Corporation (1)

99.3	Certification Pursuant to Rule 13a-14 under the Securities Exchange Act of 1934 — Chief Executive Officer — Trust (1)

99.4	Certification Pursuant to Rule 13a-14 under the Securities Exchange Act of 1934 — Chief Financial and Accounting Officer — Trust (1)

(1)	Filed herewith