Form 10-Q
period 2003-06-30
STARWOOD HOTELS & RESORTS; STARWOOD HOTEL & RESORTS WORLDWIDE INC
filed 2003-08-13
CIK 48595, 316206

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarterly Period Ended June 30, 2003

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Transition Period from to

Commission File Number: 1-7959	Commission File Number: 1-6828

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.	STARWOOD HOTELS & RESORTS
(Exact name of Registrant as specified in its charter)	(Exact name of Registrant as specified in its charter)

Maryland	Maryland
(State or other jurisdiction of incorporation or organization)	(State or other jurisdiction of incorporation or organization)

52-1193298	52-0901263
(I.R.S. employer identification no.)	(I.R.S. employer identification no.)

1111 Westchester Avenue White Plains, NY 10604	1111 Westchester Avenue White Plains, NY 10604
(Address of principal executive offices, including zip code)	(Address of principal executive offices, including zip code)

(914) 640-8100	(914) 640-8100
(Registrant’s telephone number, including area code)	(Registrant’s telephone number, including area code)

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

      201,192,486 shares of common stock, par value $0.01 per share, of Starwood Hotels & Resorts Worldwide, Inc. attached to and traded together with 201,192,486 Class B shares of beneficial interest, par value $0.01 per share, of Starwood Hotels & Resorts, and 100 Class A shares of beneficial interest, par value $0.01 per share, of Starwood Hotels & Resorts, all outstanding as of August 8, 2003.

PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements.

      The following unaudited consolidated financial statements of Starwood Hotels & Resorts Worldwide, Inc. (the “Corporation”) and Starwood Hotels & Resorts (the “Trust” and, together with the Corporation, “Starwood” or the “Company”) are provided pursuant to the requirements of this Item. In the opinion of management, all adjustments necessary for fair presentation, consisting of normal recurring adjustments, have been included. The consolidated financial statements presented herein have been prepared in accordance with the accounting policies described in the Company’s Joint Annual Report on Form 10-K for the year ended December 31, 2002 filed on February 28, 2003 as amended by our Joint Annual Report on Form 10K/A filed on July 7, 2003. See the notes to financial statements for the basis of presentation. The consolidated financial statements should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere herein. Results for the three and six months ended June 30, 2003 are not necessarily indicative of results to be expected for the full fiscal year ending December 31, 2003.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

CONSOLIDATED BALANCE SHEETS
(In millions, except share data)

	June 30,	December 31,
	2003	2002

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$321	$108
Restricted cash	161	108
Accounts receivable, net of allowance for doubtful accounts of $49 and $45	431	398
Inventories	212	214
Prepaid expenses and other	161	108

Total current assets	1,286	936
Investments	405	434
Plant, property and equipment, net	6,968	6,911
Assets held for sale	444	839
Goodwill and intangible assets, net	2,476	2,570
Other assets	407	500

	$11,986	$12,190

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings and current maturities of long-term debt	$434	$870
Accounts payable	147	171
Accrued expenses	583	723
Accrued salaries, wages and benefits	199	178
Accrued taxes and other	169	188

Total current liabilities	1,532	2,130
Long-term debt	4,619	4,449
Deferred income taxes	914	986
Other liabilities	570	538

	7,635	8,103

Minority interest	38	39

Exchangeable units and Class B preferred shares, at redemption value of $38.50.	35	51

Commitments and contingencies
Stockholders’ equity:
Class A exchangeable preferred shares of the Trust; $0.01 par value; authorized 30,000,000 shares; outstanding 493,775 and 493,968 shares at June 30, 2003 and December 31, 2002, respectively	—	—
Corporation common stock; $0.01 par value; authorized 1,050,000,000 shares; outstanding 201,059,886 and 199,579,542 shares at June 30, 2003 and December 31, 2002, respectively	2	2
Trust Class B shares of beneficial interest; $0.01 par value; authorized 1,000,000,000 shares; outstanding 201,059,886 and 199,579,542 shares at June 30, 2003 and December 31, 2002, respectively	2	2
Additional paid-in capital	4,939	4,905
Deferred compensation	(16)	(14)
Accumulated other comprehensive loss	(399)	(474)
Accumulated deficit	(250)	(424)

Total stockholders’ equity	4,278	3,997

	$11,986	$12,190

The accompanying notes to financial statements are an integral part of the above statements.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per Share data)
(Unaudited)

	Three Months		Six Months Ended
	Ended June 30,		June 30,

	2003	2002	2003	2002

Revenues
Owned, leased and consolidated joint venture hotels	$821	$848	$1,553	$1,590
Other hotel and leisure	179	172	330	314

	1,000	1,020	1,883	1,904
Other revenues from managed and franchised properties	220	200	430	402

	1,220	1,220	2,313	2,306
Costs and Expenses
Owned, leased and consolidated joint venture hotels	618	598	1,204	1,156
Selling, general, administrative and other	147	107	268	195
Restructuring and other special credits, net	—	(1)	—	(3)
Depreciation	98	115	209	226
Amortization	7	5	13	10

	870	824	1,694	1,584
Other expenses from managed and franchised properties	220	200	430	402

	1,090	1,024	2,124	1,986
Operating income	130	196	189	320
Interest expense, net of interest income of $1, $1, $1 and $1	(73)	(107)	(150)	(183)
Loss on asset dispositions and impairments, net	(6)	(1)	(176)	(4)

	51	88	(137)	133
Income tax benefit (expense)	36	(11)	106	(24)
Minority equity in net loss (income)	—	(1)	1	—

Income (loss) from continuing operations	87	76	(30)	109
Discontinued operations:
Loss from operations, net of taxes of $1, $1, $1 and $1	—	—	(1)	(1)
Gain on dispositions, net of tax expense (benefit) of $39, $(104), $40 and $(104)	203	104	205	104

Net income	$290	$180	$174	$212

Earnings Per Share — Basic
Continuing operations	$0.43	$0.38	$(0.15)	$0.55
Discontinued operations	1.00	0.51	1.01	0.51

Net income	$1.43	$0.89	$0.86	$1.06

Earnings per Share — Diluted
Continuing operations	$0.42	$0.37	$(0.15)	$0.53
Discontinued operations	0.99	0.50	1.00	0.50

Net income	$1.41	$0.87	$0.85	$1.03

Weighted average number of Shares	202	201	202	201

Weighted average number of Shares assuming dilution	205	206	204	206

The accompanying notes to financial statements are an integral part of the above statements.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,

	2003	2002	2003	2002

Net income	$290	$180	$174	$212
Other comprehensive income (loss), net of taxes:
Foreign currency translation	48	41	71	(19)
Unrealized holding gains	8	3	8	3
Minimum pension liability adjustments	—	—	(3)	—
Change in fair value of derivative instruments	—	(1)	(1)	7
Early termination of derivative instruments	—	15	—	15

	56	58	75	6

Comprehensive income	$346	$238	$249	$218

The accompanying notes to financial statements are an integral part of the above statements.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Six Months Ended
	June 30,

	2003	2002

Operating Activities
Net income	$174	$212
Exclude:
Discontinued operations	(204)	(103)

Income (loss) from continuing operations	(30)	109
Loss on asset dispositions and impairments, net	176	4
Depreciation and amortization	222	236
Changes in working capital	(127)	(46)
Income taxes and other, net	(21)	(2)

Cash from continuing operations	220	301
Cash from discontinued operations	10	8

Cash from operating activities	230	309

Investing Activities
Purchases of plant, property and equipment	(126)	(110)
Proceeds from asset sales, net	662	5
Acquisitions, net of acquired cash and investments	(6)	(13)
Other, net	(1)	—

Cash from (used for) investing activities	529	(118)

Financing Activities
Revolving credit facility and short-term borrowings, net	(181)	(75)
Long-term debt issued	376	1,662
Long-term debt repaid	(571)	(1,763)
Distributions paid	(170)	(40)
Other, net	(8)	24

Cash used for financing activities	(554)	(192)

Exchange rate effect on cash and cash equivalents	8	4

Increase in cash and cash equivalents	213	3
Cash and cash equivalents — beginning of period	108	107

Cash and cash equivalents — end of period	$321	$110

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Interest	$153	$154

Income taxes, net of refunds	$30	$49

The accompanying notes to financial statements are an integral part of the above statements.

STARWOOD HOTELS & RESORTS

CONSOLIDATED BALANCE SHEETS
(In millions, except share data)

	June 30,	December 31,
	2003	2002

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1	$2
Restricted cash	3	—
Receivable, Corporation	52	41
Prepaid expenses and other	1	1

Total current assets	57	44
Investments, Corporation	848	848
Investments	26	27
Plant, property and equipment, net	3,300	3,362
Assets held for sale	444	648
Long-term receivables, Corporation, net	1,953	2,070
Goodwill and intangible assets, net	223	223
Other assets	7	8

	$6,858	$7,230

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings and current maturities of long-term debt	$9	$9
Accounts payable	1	8
Accrued expenses	18	24
Distributions payable, Corporation	—	148
Distributions payable	—	170

Total current liabilities	28	359
Long-term debt	434	438

	462	797

Minority interest	31	30

Exchangeable units and Class B preferred shares, at redemption value of $38.50	32	48

Commitments and contingencies
Stockholders’ equity:
Class A exchangeable preferred shares; $0.01 par value; authorized 30,000,000 shares; outstanding 493,775 and 493,968 shares at June 30, 2003 and December 31, 2002, respectively	—	—
Class A shares of beneficial interest; $0.01 par value; authorized 5,000 shares; outstanding 100 shares at June 30, 2003 and December 31, 2002	—	—
Trust Class B shares of beneficial interest; $0.01 par value; authorized 1,000,000,000 shares; outstanding 201,059,886 and 199,579,542 shares at June 30, 2003 and December 31, 2002, respectively	2	2
Additional paid-in capital	7,710	7,704
Accumulated deficit	(1,379)	(1,351)

Total stockholders’ equity	6,333	6,355

	$6,858	$7,230

The accompanying notes to financial statements are an integral part of the above statements.

STARWOOD HOTELS & RESORTS

CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions)
(Unaudited)

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,

	2003	2002	2003	2002

Revenues
Unconsolidated joint ventures and other	$(1)	$—	$(1)	$1
Rent and interest, Corporation	134	150	263	304

	133	150	262	305

Costs and Expenses
Selling, general and administrative	1	1	2	2
Depreciation	38	54	86	108

	39	55	88	110

	94	95	174	195
Interest expense, net	(8)	(9)	(17)	(18)
Loss on asset dispositions and impairments, net	(13)	—	(183)	(3)
Income tax expense	(1)	(2)	(2)	(3)

Net income (loss)	$72	$84	$(28)	$171

The accompanying notes to financial statements are an integral part of the above statements.

STARWOOD HOTELS & RESORTS

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Six Months
	Ended
	June 30,

	2003	2002

Operating Activities
Net income (loss)	$(28)	$171
Loss on asset dispositions and impairments, net	183	3
Depreciation	86	108
Changes in working capital	93	(218)
Other, net	2	5

Cash from operating activities	336	69

Investing Activities
Purchases of plant, property and equipment	(27)	(30)
Proceeds from asset sales, net	24	5
Acquisitions, net of acquired cash	—	(7)

Cash used for investing activities	(3)	(32)

Financing Activities
Long-term debt repaid	(4)	(4)
Distributions paid	(170)	(40)
Distributions paid to Corporation	(148)	—
Other, net	(12)	6

Cash used for financing activities	(334)	(38)

Decrease in cash and cash equivalents	(1)	(1)
Cash and cash equivalents — beginning of period	2	3

Cash and cash equivalents — end of period	$1	$2

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Interest	$17	$17

Income taxes	$1	$2

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

      The Corporation, through its subsidiaries, is the general partner of, and held, as of June 30, 2003, an aggregate 98.1% partnership interest in, SLC Operating Limited Partnership (the “Operating Partnership”). The Trust, through its subsidiaries, is the general partner of, and held an aggregate 97.3% partnership interest in, SLT Realty Limited Partnership (the “Realty Partnership” and, together with the Operating Partnership,

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
AND STARWOOD HOTELS & RESORTS
NOTES TO FINANCIAL STATEMENTS – (Continued)

the “Partnerships”) as of June 30, 2003. The units of the Partnerships (“LP Units”) held by the limited partners of the respective Partnerships are exchangeable on a one-for-one basis for Shares. At June 30, 2003, there were approximately 5.7 million LP Units outstanding (including 4.3 million LP Units held by the Corporation). For all periods presented, the LP Units are assumed to have been converted to Shares for purposes of calculating basic and diluted weighted average Shares outstanding.

Note 2. Significant Accounting Policies

      Earnings Per Share. The following reconciliation of basic earnings (losses) per Share to diluted earnings (losses) from continuing operations assumes the conversion of LP Units to Shares (in millions, except per Share data):

	Three Months Ended June 30,

	2003			2002

	Earnings	Shares	Per Share	Earnings	Shares	Per Share

Basic earnings from continuing operations	$87	202	$0.43	$76	201	$0.38
Effect of dilutive securities:
Employee options and restricted stock awards	—	3		—	5

Diluted earnings from continuing operations	$87	205	$0.42	$76	206	$0.37

	Six Months Ended June 30,

	2003			2002

	Earnings	Shares	Per Share	Earnings	Shares	Per Share

Basic earnings (losses) from continuing operations	$(30)	202	$(0.15)	$109	201	$0.55
Effect of dilutive securities:
Employee options and restricted stock awards	—	2		—	5

Diluted earnings (losses) from continuing operations	$(30)	204	$(0.15)	$109	206	$0.53

      Included in the Basic Share numbers are approximately 1.2 million shares of Class A EPS and Class B EPS for both the three and six months ended June 30, 2003 and approximately 1.6 million shares for both the three and six months ended June 30, 2002.

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
AND STARWOOD HOTELS & RESORTS
NOTES TO FINANCIAL STATEMENTS – (Continued)

of Statement of Financial Accounting Standards (“SFAS”) No. 123 “Accounting for Stock-Based Compensation” to stock-based employee compensation:

	Three Months		Six Months
	Ended June 30,		Ended June 30,

	2003	2002	2003	2002

	(in million, except per Share data)
Net income, as reported	$290	$180	$174	$212
Deduct: SFAS No. 123 compensation cost	(23)	(31)	(55)	(60)
Tax effect	8	11	19	21

Proforma net income	$275	$160	$138	$173

Earnings per Share:
Basic, as reported	$1.43	$0.89	$0.86	$1.06

Basic, proforma	$1.36	$0.79	$0.68	$0.86

Diluted, as reported	$1.41	$0.87	$0.85	$1.03

Diluted, proforma	$1.34	$0.77	$0.68	$0.84

	Three Months
	Ended
	June 30,

	2003	2002

Average Black Scholes Assumptions:
Dividend Yield	3.3%	2.4%
Volatility	41%	46%
Risk-free rate	1.6%	3.4%
Expected life	3 yrs	3 yrs

      Reclassifications. Certain reclassifications have been made to the prior year financial statements to conform to the current year presentation.

      Recently Issued Accounting Standards. In May 2003, the FASB issued SFAS No. 150 “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company does not expect the adoption of SFAS No. 150 to have a material impact on its consolidated financial statements.

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
AND STARWOOD HOTELS & RESORTS
NOTES TO FINANCIAL STATEMENTS – (Continued)

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

      FIN No. 46 does not apply to qualifying special purpose entities, such as those typically used by the Company to sell notes receivable originated by the vacation ownership business in connection with the sale of VOIs. These qualifying special purpose entities will continue to be accounted for in accordance with SFAS No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities – a replacement of FASB Statement No. 125”.

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

      In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. This statement addresses financial accounting and reporting for costs associated with exit or disposal activities. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of SFAS No. 146 did not have a material impact on the Company’s consolidated financial position or cash flows; however it may affect the timing of recognizing future restructuring costs.

Note 3. Assets Held for Sale

      The Company considers properties to be assets held for sale when management approves and commits to a formal plan to actively market a property for sale or a signed sales contract exists. Upon designation as an asset held for sale, the Company records the carrying value of each property at the lower of its carrying value or its estimated fair value, less estimated costs to sell, and the Company stops recording depreciation expense. Any gain realized in connection with the sale of properties for which the Company has significant continuing involvement (such as through a management or franchise agreement) is deferred and recognized over the life of the associated involvement (e.g.,the life of the related agreement).

      In June 2003, the Company sold the Hotel Principe di Savoia in Milan, Italy (“Principe”) for 275 million Euro (approximately $315 million based on exchange rates at the time the sale closed) in gross cash proceeds. The Company will have no continuing involvement with the Principe, therefore the Principe results and related gain on sale are reported as discontinued operations for all periods presented. See Note 4. Discontinued Operations for further discussion.

      In June 2003, the Company also sold a portfolio of assets including four hotels, a marina and shipyard, a golf club and a 51% interest in its undeveloped land in Costa Smeralda in Sardinia, Italy (“Sardinia Assets”) for 290 million Euro (approximately $340 million based on exchange rates as of the time the sale closed) in gross cash proceeds. The Company will continue to manage the four hotels and other facilities subject to long-

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
AND STARWOOD HOTELS & RESORTS
NOTES TO FINANCIAL STATEMENTS – (Continued)

term management contracts. Accordingly, the results related to the Sardinia Assets prior to the sale date are not classified as discontinued operations and the gain on sale of $82 million is deferred and will be recognized over the life of the management contracts.

      At the end of the first quarter of 2003, the Company approved a plan to sell a portfolio of 18 non-core domestic hotels including several non-proprietary branded hotels. As a result, in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company classified these hotels as held for sale in the accompanying consolidated balance sheets and recorded an impairment charge of approximately $170 million (pre-tax) to reflect the fair value less selling costs of this portfolio in the first quarter of 2003. In the latter part of the second quarter, and early July, the Company sold 13 of these non-core domestic hotels, the majority of which were sold subject to franchise agreements. On July 29, 2003, the Company signed binding agreements to sell two additional properties and continues to work towards the sale of the three additional non-core domestic hotels. The Company expects to close these sales later in 2003. An additional impairment charge of $4 million was recorded in the second quarter related to these hotels to reflect the actual and expected proceeds from these sales.

Note 4. Discontinued Operations

      In accordance with SFAS No. 144, as a result of the sale of the Principe (see Note 3. Assets Held for Sale) with no continuing involvement in June 2003, the accompanying consolidated financial statements reflect the results of operations of the Principe as a discontinued operation. Interest expense of $3 million and $7 million, respectively, for both three and six month periods presented was allocated to discontinued operations based upon the amount of Euro denominated debt that was required to be repaid upon the consummation of the sale. The amount of Euro denominated debt allocated to discontinued operations was approximately $284 million at December 31, 2002. Summary financial information for discontinued operations is as follows (in millions) (unaudited):

December 31,
2002

Balance Sheet Data
Total long lived assets	$63
Goodwill	$55
Total assets	$123
Total liabilities	$11
Debt allocated or attributed to discontinued operations	$28
Working capital deficiency	$(2)

	Three Months		Six Months
	Ended June 30,		Ended June 30,

	2003	2002	2003	2002

Income Statement Data
Revenues	$10	$12	$22	$22
Operating income	$4	$4	$7	$7
Interest expense on debt repaid with sales proceeds	$3	$3	$7	$7
Income tax expense	$1	$1	$1	$1
Loss from operations, net of tax	$—	$—	$(1)	$(1)
Gain on disposition, net of tax	$203	$104	$205	$104

      For the six months ended June 30, 2003, the gain from disposition consists of $193 million (pre-tax) of gains recorded in connection with the sale of the Principe on June 30, 2003 and the reversal of $49 million

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
AND STARWOOD HOTELS & RESORTS
NOTES TO FINANCIAL STATEMENTS – (Continued)

(pre-tax) of liabilities relating to the Company’s former gaming business disposed of in 1999. The Company believes that these liabilities are no longer required.

      During the second quarter of 2002, the Company recorded a gain of $104 million from discontinued operations primarily related to Internal Revenue Service regulations issued in 2002, which allowed the Company to recognize a tax benefit from a loss on the 1999 sale of its former gaming business. The tax loss was previously disallowed under the old regulations. The remaining gain resulted from an adjustment to the Company’s tax basis in its World Directories subsidiary, which was disposed of in early 1998. The increase in the tax basis has the effect of reducing the deferred tax liability relating to the gain on this disposition.

Note 5. Restructuring and Other Special Credits

      The Company had remaining accruals related to restructuring charges of $25 million at June 30, 2003 and December 31, 2002, of which $21 million is included in other liabilities in the accompanying June 30, 2003 and December 31, 2002 consolidated balance sheets. During the six months ended June 30, 2002, the Company recorded a reversal of $3 million of other special charges related to sales of its investments in certain e-business ventures previously deemed impaired and the collections of receivables which were previously deemed uncollectible. The following table summarizes restructuring and other special credits activity during the three and six months ended June 30, 2002 (there was no restructuring or other special charges activity during the three and six months ended June 30, 2003):

	Noncash	Cash	Expenditures	Total
	Charges	Expenditures	Accrued	Credit

Three Months Ended June 30, 2002
Other special credits:
Receivables write-offs	$—	$—	$(3)	$(3)
Argentina expropriation loss	2	—	—	2

Total other special credits	$2	$—	$(3)	$(1)

	Noncash	Cash	Expenditures	Total
	Charges	Expenditures	Accrued	Credit

Six Months Ended June 30, 2002
Other special credits:
Write-down of e-business investments	$—	$—	$(1)	$(1)
Receivables write-offs	—	—	(4)	(4)
Argentina expropriation loss	2	—	—	2

Total other special credits	$2	$—	$(5)	$(3)

Note 6. Notes Receivable Securitizations and Sales

      At June 30, 2003, the Company has approximately $124 million in net timeshare notes receivable. From time to time, the Company securitizes or sells these timeshare notes receivable. The Company accounts for its notes receivable securitizations and sales as transactions in accordance with SFAS No. 140. The Company accounted for both of the transactions described below as SFAS No. 140 sales. The Company retains interests in the assets transferred to qualified and non-qualified special purpose entities which are accounted for as over-collateralizations and interest only strips (“Beneficial or Retained Interests”). These Beneficial or Retained Interests are treated as “trading” for transactions prior to 2002 and “available-for-sale” for transactions thereafter under the provisions of SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities.”

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
AND STARWOOD HOTELS & RESORTS
NOTES TO FINANCIAL STATEMENTS – (Continued)

      During the three months ended June 30, 2003, the Company sold an additional $30 million of notes reveivable into its existing special purpose entity (see discussion below), resulting in a gain of $4 million, which is included in other hotel and leisure revenues in the consolidated statements of income. An additional $1 million of gain was recognized due to the substitution of defaulted notes in the three and six month periods ended June 30, 2003 pursuant to the substitution rights described below.

      In June 2002, the Company sold, without recourse, through a special purpose entity (the “SPE”), notes receivable originated by the Company’s vacation ownership operations in connection with the sale of VOIs. If certain conditions are not met, the Company may be obligated to repurchase a transferred note if representations or warranties made by the Company with regard to the transferred note are found not to have been accurate at the date of transfer. The Company may elect to substitute that non-qualifying note with another qualifying note, if available. The Company continues to service the sold notes. The Company’s right to receive cash flows from the Retained Interests is limited to cash available after paying the SPE’s financing expenses, program fees and absorbing credit losses related to the sold notes. Net cash proceeds received from this sale of notes receivable through June 30, 2002 were approximately $75 million. Gains from the sale of these notes totaled $9 million for the six months ended June 30, 2002 and are included in other hotel and leisure revenues in the consolidated statements of income. An additional $1 million of gains was recognized due to the substitution of defaulted notes in the six month period ending June 30, 2002 pursuant to the substitution rights described below.

      At June 30, 2003, $120 million of principal balances are outstanding under the sale of receivables in 2001 and an additional $134 million of principal balances are outstanding under the sales of receivables in 2002. Delinquencies of more than 90 days on these receivables at June 30, 2003 amounted to approximately $3 million and $2 million for the sales of receivables in 2001 and 2002, respectively.

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

      The Company has completed a sensitivity analysis on the net present value of the Beneficial and Retained Interests to measure the change in value associated with independent changes in individual key variables. The methodology used applied unfavorable changes that would be considered statistically significant for the key variables of prepayment rate, discount rate and expected gross credit losses. The net present value of Beneficial and Retained Interests at June 30, 2003 was approximately $22 million and approximately

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
AND STARWOOD HOTELS & RESORTS
NOTES TO FINANCIAL STATEMENTS – (Continued)

$35 million, respectively. The decrease in value of the Beneficial and Retained Interests as a result of various changes in key variables are as follows (in millions):

	Beneficial		Retained
	Interests		Interests

Annual prepayment:
100 basis points-dollars	$0.1		$0.3
100 basis points-percentage	0.5	%	1.0	%
200 basis points-dollars	$0.2		$0.7
200 basis points-percentage	1.1	%	2.0	%
Discount rate:
100 basis points-dollars	$0.4		$0.7
100 basis points-percentage	1.7	%	2.1	%
200 basis points-dollars	$0.7		$1.4
200 basis points-percentage	3.3	%	4.1	%
Gross annual rate of credit losses:
100 basis points-dollars	$1.1		$2.2
100 basis points-percentage	5.2	%	6.3	%
200 basis points-dollars	$2.2		$4.4
200 basis points-percentage	10.3	%	12.4	%

Note 7. Derivative Financial Instruments

      The Company enters into interest rate swap agreements to manage interest expense. The Company’s objective is to manage the impact of interest rates on the results of operations, cash flows and the market value of the Company’s debt. At June 30, 2003, the Company had one outstanding interest rate swap agreement under which the Company pays a fixed rate and receives a variable rate of interest (the “Interest Rate Swap Agreement”). The notional amount of the Interest Rate Swap Agreement was approximately $48 million and the estimated fair value of the Interest Rate Swap Agreement was a liability of approximately $100,000 as of June 30, 2003. This agreement is scheduled to mature in December 2003 and, upon maturity, any unrealized gains or losses will be recognized in the Company’s earnings.

      At June 30, 2003, the Company also had five outstanding interest rate swap agreements under which the Company pays floating rates and receives fixed rates of interest (the “Fair Value Swaps”). The aggregate notional amount of the Fair Value Swaps was $1.050 billion. The Fair Value Swaps hedge the change in fair value of certain fixed rate debt related to fluctuations in interest rates and mature through 2007. The Fair Value Swaps modify the Company’s interest rate exposure by effectively converting debt with a fixed rate to a floating rate. The fair value of the Fair Value Swaps was an asset of approximately $34 million at June 30, 2003.

      From time to time, the Company uses various hedging instruments to hedge the foreign currency exposure associated with the Company’s foreign currency denominated assets and liabilities. At June 30, 2003, the Company did not have any forward foreign exchange contracts outstanding.

      Periodically, the Company hedges the net assets of certain international subsidiaries (“Net Investment Hedges”) using various hedging instruments to manage the translation and economic exposures related to the Company’s investments in these subsidiaries. The Company measures the effectiveness of derivatives designated as Net Investment Hedges by using the changes in forward exchange rates because this method best reflects the Company’s risk management strategies and the economics of those strategies in the financial

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
AND STARWOOD HOTELS & RESORTS
NOTES TO FINANCIAL STATEMENTS – (Continued)

statements. Under this method, the change in fair value of the hedging instrument attributable to the changes in forward exchange rates is reported in stockholders’ equity to offset the translation results on the hedged net investment. The remaining change in fair value of the hedging instrument, if any, is recognized through income. Subsequent to quarter end, the Company entered into two Net Investment Hedges on a portion of our Euro-denominated subsidiaries (“Euro Net Investment Hedges”). The Euro Net Investment Hedges minimize currency risk arising from Euro-based net assets. The Euro Net Investment Hedges have a total notional amount of 200 million Euro and mature in June 2004.

      The Company does not expect its remaining derivative financial instruments to significantly impact earnings for the next twelve months.

Note 8. Stockholders’ Equity

      Exchangeable Preferred Shares. During 1998, 5.5 million shares of Class B EPS and approximately 800,000 exchangeable units were issued by the Trust in connection with the Westin Merger. Exchangeable units and Class B EPS have a liquidation preference of $38.50 per share and provide the holders with the right, from and after the fifth anniversary of the Westin Merger which began on January 2, 2003, to require the Trust to redeem such shares at a price of $38.50 for a one-year period. Shares of exchangeable units and Class B EPS are convertible on a one-for-one basis (subject to certain adjustments) to Class A EPS. Through June 30, 2003, in accordance with the terms of the Class B EPS discussed above, 425,489 units of Class B EPS were put back to the Company for approximately $16 million.

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

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
AND STARWOOD HOTELS & RESORTS
NOTES TO FINANCIAL STATEMENTS – (Continued)

      The following table presents revenues, operating income, capital expenditures and assets for the Company’s reportable segments (in millions):

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,

	2003	2002	2003	2002

Revenues(a):
Hotel	$889	$921	$1,679	$1,724
Vacation Ownership	111	99	204	180

Total	$1,000	$1,020	$1,883	$1,904

Operating income(b):
Hotel	$148	$197	$219	$334
Vacation Ownership	27	28	46	43

Total	$175	$225	$265	$377

Capital expenditures:
Hotel	$49	$40	$84	$82
Vacation Ownership	6	4	30	10
Corporate	6	10	12	18

Total	$61	$54	$126	$110

	June 30,	December 31,
	2003	2002

Assets:
Hotel(c)	$10,891	$11,183
Vacation Ownership	969	882
Corporate	126	125

Total	$11,986	$12,190

(a)	Balance excludes other revenues from managed and franchised properties of $220 million, $200 million for the three months ended June 30, 2003 and 2002, respectively, and $430 million and $402 million for the six months ended June 30, 2003 and 2002, respectively.

(b)	The following costs are not allocated to hotel and leisure in evaluating operating income:

	Three
	Months		Six Months
	Ended		Ended
	June 30,		June 30,

	2003	2002	2003	2002

Corporate selling, general and administrative	$45	$30	$76	$60
Restructuring and other special credits, net	$—	$(1)	$—	$(3)

(c)	Includes assets held for sale of $444 million and $839 million at June 30, 2003 and December 31, 2002, respectively.

Note 10.	Commitments and Contingencies

      Guaranteed Loans and Commitments. In limited cases, the Company has made loans to owners of or partners in hotel or resort ventures for which the Company has a management or franchise agreement. Loans

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
AND STARWOOD HOTELS & RESORTS
NOTES TO FINANCIAL STATEMENTS – (Continued)

outstanding under this program totaled $148 million at June 30, 2003. Unfunded loan commitments aggregating $26 million were outstanding at June 30, 2003, of which minimal amounts are expected to be funded in 2003 and $8 million is expected to be funded in total. These loans typically are secured by pledges of project ownership interests and/or mortgages on the projects.

      The Company participates in programs with unaffiliated lenders in which the Company may partially guarantee loans made to facilitate third-party ownership of hotels that the Company manages or franchises. At June 30, 2003, the Company was a guarantor for loans that could reach a maximum of $169 million relating primarily to three projects: the St. Regis in Monarch Beach, California, which opened in mid-2001; the Westin Kierland Resort and Spa in Scottsdale, Arizona, which opened in November 2002; and the Westin in Charlotte, North Carolina, which opened in April 2003. In connection with the loan guarantee for the Westin Charlotte, the Company also entered into a guarantee to fund working capital shortfalls for this resort through 2005. No significant fundings are anticipated under this working capital guarantee. With respect to the Westin Kierland, the guarantee is joint and several with another equity partner. The Company does not anticipate any significant funding under these loan guarantees in 2003, as all projects are well capitalized. Furthermore, since each of these properties was funded with significant equity financing and subordinated debt financing, if the Company’s loan guarantees were to be called, the Company could take an equity position in these properties at values significantly below construction costs.

      Surety bonds issued on behalf of the Company as of June 30, 2003 totaled $66 million, the majority of which were required by state or local governments relating to our vacation ownership operations and by our insurers to secure large deductible insurance programs.

      In order to secure management contracts, the Company may provide performance guarantees to third-party owners. Most of these performance guarantees allow the Company to terminate the contract rather than fund shortfalls if certain performance levels are not met. In limited cases, the Company is obliged to fund shortfalls in performance levels. As of June 30, 2003, the Company had seven management contracts with performance guarantees with possible cash outlays of up to $74 million, $50 million of which, if required, would be funded over a period of 25 years and would be largely offset by management fees received under these contracts. Many of the performance tests are multi-year tests, are tied to the results of a competitive set of hotels, and have exclusions for force majeure and acts of war and terrorism. The Company does not anticipate any significant funding under the performance guarantees in 2003. In addition, the Company has agreed to guarantee certain performance levels at a managed hotel that has authorized VOI sales and marketing. The exact amount and nature of the guaranty is currently under dispute. However, the Company does not believe that any payments under this guaranty will be significant. Lastly, the Company does not anticipate losing any significant management or franchise contracts in 2003.

      Litigation. From time to time in the course of general business activities, the Company becomes involved in legal disputes and proceedings. The Company does not expect the resolution of these matters to have a material adverse affect on the financial position or on the results of operations and cash flows of the Company, except as disclosed in the Company’s Joint Annual Report on Form 10-K as amended by the Joint Annual Report on Form 10-K/ A for the year ended December 31, 2002 incorporated herein by reference. However, depending on the amount and the timing, an unfavorable resolution of some or all of these matters could materially affect the Company’s future results of operations or cash flows in a particular period.

Note 11. Debt

      In May 2003, the Company sold an aggregated amount of $360 million 3.5% coupon convertible senior notes due 2023. The notes are convertible, subject to certain conditions, into 7.2 million Shares based on a conversion price of $50.00 per Share. Gross proceeds received were used to repay a portion of the Company’s

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
AND STARWOOD HOTELS & RESORTS
NOTES TO FINANCIAL STATEMENTS – (Continued)

Senior Credit Facility and for other operational purposes. Holders may first present their notes to the Company for repurchase in May 2006.

      During the second quarter of 2003, the Company successfully amended its Senior Credit Facility. The amendment adjusted the leverage coverage ratio for the second quarter of 2003 and for the next eight quarters (through June 30, 2005). In addition, the Company modified its current covenant on encumbered EBITDA (as defined) and added a restriction on the level of cash dividends. The Company currently expects to be in compliance with the amended covenants for the remainder of the Senior Credit Facility term.

Note 12. Guarantor Subsidiary

      The Company’s payment obligations under the senior credit facility, the senior notes and both the convertible notes and convertible debt are fully and unconditionally guaranteed by Sheraton Holding, a wholly-owned subsidiary (the “Guarantor Subsidiary”). The obligation of the Guarantor Subsidiary under its guarantee of the senior credit facility, senior notes and the convertible notes and convertible debt is equal in right of payment to its obligations under the Sheraton Holding public debt.

      Presented below is condensed consolidating financial information for the Company (the “Parent”), the Guarantor Subsidiary and all other legal entities that are consolidated into the Company, including the Trust, but which are not the Guarantor Subsidiary (the “Non-Guarantor Subsidiaries”). Investments in subsidiaries are accounted for by the Parent and the Guarantor Subsidiary on the equity method of accounting. Earnings of subsidiaries are, therefore, reflected in the Parent’s and Guarantor Subsidiary’s investments in subsidiaries’ accounts. The elimination entries eliminate investments in subsidiaries and intercompany balances and transactions.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
AND STARWOOD HOTELS & RESORTS
NOTES TO FINANCIAL STATEMENTS – (Continued)

	Balance Sheet
	June 30, 2003
	(In millions)

			Non-
		Guarantor	Guarantor
	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated

Assets
Current assets:
Cash and cash equivalents	$189	$—	$132	$—	$321
Restricted cash	4	—	157	—	161
Inventories	26	—	186	—	212
Other current assets	150	4	438	—	592

Total current assets	369	4	913	—	1,286
Intercompany	(5,894)	(4,400)	10,294	—	—
Investments in consolidated subsidiaries	11,586	9,804	—	(21,390)	—
Plant, property and equipment, net	339	—	6,629	—	6,968
Assets held for sale	—	—	444	—	444
Goodwill and intangible assets, net	1,650	2	824	—	2,476
Other assets	178	40	594	—	812

	$8,228	$5,450	$19,698	$(21,390)	$11,986

Liabilities and stockholders’ equity
Current liabilities:
Short-term borrowings and current maturities of long-term debt	$6	$250	$178	—	$434
Other current liabilities	420	33	645	—	1,098

Total current liabilities	426	283	823	—	1,532
Long-term debt	2,675	1,076	868	—	4,619
Deferred income taxes	811	—	103	—	914
Other liabilities	33	101	436	—	570

	3,945	1,460	2,230	—	7,635
Minority interest	2	—	36	—	38
Exchangeable units and Class B preferred shares, at redemption value of $38.50.	3	—	32	—	35
Commitments and contingencies
Total stockholders’ equity	4,278	3,990	17,400	(21,390)	4,278

	$8,228	$5,450	$19,698	$(21,390)	$11,986

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
AND STARWOOD HOTELS & RESORTS
NOTES TO FINANCIAL STATEMENTS – (Continued)

	Balance Sheet
	December 31, 2002
	(In millions)

			Non-
		Guarantor	Guarantor
	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated

Assets
Current assets:
Cash and cash equivalents	$3	$1	$104	$—	$108
Restricted cash	4	—	104	—	108
Inventories	29	—	185	—	214
Other current assets	133	3	370	—	506

Total current assets	169	4	763	—	936
Intercompany	(5,773)	(4,280)	10,053	—	—
Investments in consolidated subsidiaries	11,156	9,407	—	(20,563)	—
Plant, property and equipment, net	360	—	6,551	—	6,911
Assets held for sale	1	—	838	—	839
Goodwill and intangible assets, net	1,726	2	842	—	2,570
Other assets	163	60	711	—	934

	$7,802	$5,193	$19,758	$(20,563)	$12,190

Liabilities and stockholders’ equity
Current liabilities:
Short-term borrowings and current maturities of long-term debt	$—	$250	$620	$—	$870
Other current liabilities	422	33	805	—	1,260

Total current liabilities	422	283	1,425	—	2,130
Long-term debt	2,462	1,074	913	—	4,449
Deferred income taxes	861	—	125	—	986
Other liabilities	54	149	335	—	538

	3,799	1,506	2,798	—	8,103
Minority interest	3	—	36	—	39
Exchangeable units and Class B preferred shares, at redemption value of $38.50.	3	—	48	—	51
Commitments and contingencies
Total stockholders’ equity	3,997	3,687	16,876	(20,563)	3,997

	$7,802	$5,193	$19,758	$(20,563)	$12,190

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
AND STARWOOD HOTELS & RESORTS
NOTES TO FINANCIAL STATEMENTS – (Continued)

	Statement of Income
	Three Months Ended June 30, 2003
	(In millions)

		Guarantor	Non-Guarantor
	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated

Revenues
Owned, leased and consolidated joint venture hotels	$303	$—	$518	$—	$821
Other hotel and leisure	13	—	245	(79)	179
Equity earnings in consolidated subsidiaries	155	110	—	(265)	—

	471	110	763	(344)	1,000
Other revenues from managed and franchised properties	203	—	17	—	220

	674	110	780	(344)	1,220
Costs and Expenses
Owned, leased and consolidated joint venture hotels	304	—	393	(79)	618
Selling, general and administrative and other	67	1	79	—	147
Depreciation and amortization	13	—	92	—	105

	384	1	564	(79)	870
Other expenses from managed and franchised properties	203	—	17	—	220

	587	1	581	(79)	1,090
Operating income	87	109	199	(265)	130
Interest expense, net of interest income	(40)	(90)	57	—	(73)
Loss on asset dispositions and impairments, net	(1)	—	(5)	—	(6)

	46	19	251	(265)	51
Income tax benefit	41	31	(36)	—	36

Income from continuing operations	87	50	215	(265)	87
Discontinued operations:
Loss from operations, net of taxes	—	—	—	—	—
Gain on dispositions, net of taxes	203	203	173	(376)	203

Net income	$290	$253	$388	$(641)	$290

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
AND STARWOOD HOTELS & RESORTS
NOTES TO FINANCIAL STATEMENTS – (Continued)

	Statement of Income
	Three Months Ended June 30, 2002
	(In millions)

		Guarantor	Non-Guarantor
	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated

Revenues
Owned, leased and consolidated joint venture hotels	$318	$—	$530	$—	$848
Other hotel and leisure	16	—	246	(90)	172
Equity earnings in consolidated subsidiaries	166	122	—	(288)	—

	500	122	776	(378)	1,020
Other revenues from managed and franchised properties	180	—	20	—	200

	680	122	796	(378)	1,220
Costs and Expenses
Owned, leased and consolidated joint venture hotels	314	—	374	(90)	598
Selling, general and administrative and other	67	—	40	—	107
Restructuring and other special credits, net	(2)	—	1	—	(1)
Depreciation and amortization	12	—	108	—	120

	391	—	523	(90)	824
Other expenses from managed and franchised properties	180	—	20	—	200

	571	—	543	(90)	1,024
Operating income	109	122	253	(288)	196
Interest expense, net of interest income	(77)	(90)	60	—	(107)
Loss on asset dispositions and impairments, net	—	—	(1)	—	(1)

	32	32	312	(288)	88
Income tax expense	45	31	(87)	—	(11)
Minority equity in net income	(1)	—	—	—	(1)

Income from continuing operations	76	63	225	(288)	76
Discontinued operations:
Gain on dispositions, net of taxes	104	—	—	—	104

Net income	$180	$63	$225	$(288)	$180

	Statement of Income

	Six Months Ended June 30, 2003
	(In millions)

		Guarantor	Non-Guarantor
	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated

Revenues
Owned, leased and consolidated joint venture hotels	$567	$—	$986	$—	$1,553
Other hotel and leisure	26	1	457	(154)	330
Equity earnings in consolidated subsidiaries	131	162	—	(293)	—

	724	163	1,443	(447)	1,883
Other revenues from managed and franchised properties	393	—	37	—	430

	1,117	163	1,480	(447)	2,313
Costs and Expenses
Owned, leased and consolidated joint venture hotels	591	—	767	(154)	1,204
Selling, general and administrative and other	118	—	150	—	268
Depreciation and amortization	27	—	195	—	222

	736	—	1,112	(154)	1,694
Other expenses from managed and franchised properties	393	—	37	—	430

	1,129	—	1,149	(154)	2,124
Operating income	(12)	163	331	(293)	189
Interest expense, net of interest income	(86)	(180)	116	—	(150)
Loss on asset dispositions and impairments, net	(1)	—	(175)	—	(176)

	(99)	(17)	272	(293)	(137)
Income tax benefit	68	62	(24)	—	106
Minority equity in net income	1	—	—	—	1

Loss from continuing operations	(30)	45	248	(293)	(30)
Discontinued operations:
Loss from operations, net of taxes	(1)	(1)	(1)	2	(1)
Gain on dispositions, net of taxes	205	203	173	(376)	205

Net income	$174	$247	$420	$(667)	$174

	Statement of Income

	Six Months Ended June 30, 2002
	(In millions)

		Guarantor	Non-Guarantor
	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated

Revenues
Owned, leased and consolidated joint venture hotels	$592	$—	$998	$—	$1,590
Other hotel and leisure	30	—	468	(184)	314
Equity earnings in consolidated subsidiaries	271	191	—	(462)	—

	893	191	1,466	(646)	1,904
Other revenues from managed and franchised properties	364	—	38	—	402

	1,257	191	1,504	(646)	2,306
Costs and Expenses
Owned, leased and consolidated joint venture hotels	621	—	719	(184)	1,156
Selling, general and administrative and other	101	—	94	—	195
Restructuring and other special credits, net	(4)	—	1	—	(3)
Depreciation and amortization	24	—	212	—	236

	742	—	1,026	(184)	1,584
Other expenses from managed and franchised properties	364	—	38	—	402

	1,106	—	1,064	(184)	1,986
Operating income	151	191	440	(462)	320
Interest expense, net of interest income	(125)	(178)	120	—	(183)
Loss on asset dispositions and impairments, net	—	—	(4)	—	(4)

	26	13	556	(462)	133
Income tax expense	83	62	(169)	—	(24)

Income from continuing operations	109	75	387	(462)	109
Discontinued operations:
Loss from operations, net of taxes	(1)	(1)	(1)	2	(1)
Gain on dispositions, net of taxes	104	—	—	—	104

Net income	$212	$74	$386	$(460)	$212

	Statement of Cash Flows
	Six Months Ended June 30, 2003
	(In millions)

			Non-
		Guarantor	Guarantor
	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated

Operating Activities
Net income	$174	$247	$420	$(667)	$174
Exclude:
Discontinued operations	(204)	(202)	(172)	374	(204)

Loss from continuing operations	(30)	45	248	(293)	(30)
Adjustments to income (loss) from continuing operations and changes in working capital	37	(42)	(38)	293	250

Cash from continuing operations	7	3	210	—	220
Cash from discontinued operations	—	—	10	—	10

Cash from (used for) operating activities	7	3	220	—	230

Investing Activities
Purchases of plant, property and equipment	(15)	—	(111)	—	(126)
Proceeds from asset sales	—	—	662	—	662
Acquisitions and investments	—	—	(6)	—	(6)
Other, net	—	—	(1)	—	(1)

Cash used for investing activities	(15)	—	544	—	529

Financing Activities
Revolving credit facility and short-term borrowings, net	(178)	—	(3)	—	(181)
Long-term debt issued	360	—	16	—	376
Long-term debt repaid	—	—	(571)	—	(571)
Distributions paid	—	—	(170)	—	(170)
Other, net	12	(4)	(16)	—	(8)

Cash from (used for) financing activities	194	(4)	(744)	—	(554)

Exchange rate effect on cash and cash equivalents	—	—	8	—	8

Increase (decrease) in cash and cash equivalents	186	(1)	28	—	213
Cash and cash equivalents – beginning of period	3	1	104	—	108

Cash and cash equivalents – end of period	$189	$—	$132	$—	$321

	Statement of Cash Flows
	Six Months Ended June 30, 2003
	(In millions)

			Non-
		Guarantor	Guarantor
	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated

Operating Activities
Net income	$212	$74	$386	$(460)	$212
Exclude:
Discontinued operations	(103)	(1)	(1)	2	(103)

Income from continuing operations	109	73	385	(458)	109
Adjustments to income from continuing operations and changes in working capital	379	(73)	(572)	458	192

Cash from continuing operations	488	—	(187)	—	301
Cash from discontinued operations	—	—	8	—	8

Cash from (used for) operating activities	488	—	(179)	—	309

Investing Activities
Purchases of plant, property and equipment	(20)	—	(90)	—	(110)
Proceeds from asset sales, net	—	—	5	—	5
Acquisitions and investments	3	—	(16)	—	(13)
Other, net	2	—	(2)	—	—

Cash used for investing activities	(15)	—	(103)	—	(118)

Financing Activities
Revolving credit facility and short-term borrowings, net	(257)	—	182	—	(75)
Long-term debt issued	1,500	—	162	—	1,662
Long-term debt repaid	(1,731)	—	(32)	—	(1,763)
Distributions paid	—	—	(40)	—	(40)
Other, net	24	—	—	—	24

Cash from (used for) financing activities	(464)	—	272	—	(192)

Exchange rate effect on cash and cash equivalents	—	—	4	—	4

Increase (decrease) in cash and cash equivalents	9	—	(6)	—	3
Cash and cash equivalents – beginning of period	7	—	100	—	107

Cash and cash equivalents – end of period	$16	$—	$94	$—	$110

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

      Certain statements contained in this report constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may include, but are not limited to, statements relating to the Company’s objectives, strategies and plans, and all statements (other than statements of historical fact) that address actions, events or circumstances that the Company or its management expects, believes or intends will occur in the future. Forward-looking statements are not guarantees of future performance and involve risks and uncertainties that could cause actual results to differ materially from historical results or those anticipated at the time the forward-looking statements are made, including, without limitation, risks and uncertainties associated with the following: general real estate, travel and national and international economic conditions, including the duration and the severity of the current global economic downturn, the hospitality industry’s pace of recovery from the continuing war on terrorism and the situation in the Middle East; traveler fear of exposure to contagious disease; the continued ability of the Trust to qualify for taxation as a REIT; Starwood’s ability to attract and retain personnel; identification, completion, terms and timing of future acquisitions and dispositions; the availability and terms of capital for acquisitions and for renovations; execution of hotel renovation and expansion programs; the ability to maintain existing management or franchise agreements and to obtain new agreements on favorable terms; competition within the hotel and leisure industry; the impact of internet reservation channels, our reliance on technology, relationships with our customers, the cycliclity of the real estate business and the hotel and leisure business; foreign exchange fluctuations and exchange control restrictions; political, geopolitical and financial conditions and uncertainties in countries in which Starwood owns or operates properties; changes in current laws, rules or regulations of governmental or other regulatory bodies; risks associated with Starwood’s level of indebtedness and its ability to refinance its indebtedness; and the other risks and uncertainties set forth in the annual, quarterly and current reports and proxy statements of the Trust and the Corporation. The Company undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

RESULTS OF OPERATIONS

      Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and costs and expenses during the reporting periods. On an ongoing basis, management evaluates its estimates and judgments, including those relating to revenue recognition, bad debts, inventories, investments, plant, property and equipment (including assets held for sale), goodwill and intangible assets, income taxes, financing operations, frequent guest program liability, self-insurance claims payable, restructuring costs, retirement benefits and contingencies and litigation.

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

      Assets Held for Sale. The Company considers properties to be assets held for sale when management approves and commits to a formal plan to actively market a property for sale or a signed sales contract exists. Upon designation as an asset held for sale, the Company records the carrying value of each property at the lower of its carrying value or its estimated fair value, less estimated costs to sell, and the Company stops recording depreciation expense. Any gain realized in connection with the sale of properties for which the Company has significant continuing involvement (such as through a management or franchise agreement) is deferred and recognized over the life of the associated involvement (e.g., the life of the related agreement).

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

      The liability for the SPG program is included in other long-term liabilities and accrued expenses in the accompanying consolidated balance sheets. The total actuarially determined liability as of June 30, 2003 and December 31, 2002 is $184 million and $175 million, respectively.

      Asset Valuations. The Company continually evaluates the carrying value of its assets for impairment. Asset impairment analysis is conducted on the following classes of assets: (1) long lived assets (including assets held for sale); (2) investments; and (3) goodwill and intangible assets.

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

In assessing potential impairment for these investments, the Company will consider these factors as well as forecasted financial performance of its investees. If these forecasts are not met, the Company may have to record impairment charges. The fair value of investments, which is based on market prices or the value of the underlying collateral, exceeds the carrying value of investments at June 30, 2003 and December 31, 2002.

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

      Beneficial and Retained Interests. The Company periodically sells notes receivable originated by its vacation ownership business in connection with the sale of VOIs. The Company retains interests in the assets transferred to qualified and non-qualified special purpose entities, which are accounted for as over-collateralizations and interest only strips (“Beneficial or Retained Interests”). These Beneficial or Retained Interests are treated as “trading” for transactions prior to 2002 and “available-for-sale” for transactions thereafter under the provisions of SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities.” The Company reports changes in the fair values of these Beneficial or Retained Interests through the accompanying consolidated statements of income for trading securities and through the accompanying consolidated statements of comprehensive income for available-for-sale securities. The Company had Beneficial and Retained Interests of $57 million and $47 million at June 30, 2003 and December 31, 2002, respectively.

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

Three Months Ended June 30, 2003 Compared with Three Months Ended June 30, 2002

      The Company’s operating results for the second quarter of 2003 were significantly impacted by the weakened worldwide economic environment, the war in Iraq and its aftermath, and the Severe Acute Respiratory Syndrome (“SARS”) epidemic, all of which have resulted in a dramatic slowdown in business and international travel. The decrease in business transient demand, when compared to the second quarter of 2002, had an adverse impact on the Company’s majority owned hotels, many of which are located in major urban markets.

      Revenues. Total revenues, including other revenues from managed and franchised properties, were $1.220 billion, flat with 2002 levels. Total revenues, excluding other revenues from managed and franchised properties (“Total Revenues”), declined slightly to $1.000 billion for the three months ended June 30, 2003 when compared to $1.020 billion in the corresponding period in 2002. Total Revenues reflect a 3.2% decrease in revenues from the Company’s owned, leased and consolidated joint venture hotels to $821 million for the three months ended June 30, 2003 when compared to $848 million in the corresponding period of 2002, offset by an increase of $7 million in other hotel and leisure revenues to $179 million for the three months ended June 30, 2003 when compared to $172 million in the corresponding period of 2002.

      The decrease in revenues from owned, leased and consolidated joint venture hotels is due primarily to decreased revenues at the Company’s hotels owned during both periods (“Same-Store Owned Hotels”) (143 hotels for the three months ended June 30, 2003 and 2002, excluding one hotel without comparable results and 21 hotels sold or held for sale in 2003 and 2002). Revenues at the Company’s Same-Store Owned Hotels decreased 2.3% to $768 million for the three months ended June 30, 2003 when compared to the same period of 2002 due primarily to a decrease in revenue per available room (“REVPAR”). REVPAR at the Company’s Same-Store Owned Hotels decreased 4.3% to $98.94 for the three months ended June 30, 2003 when compared to the corresponding 2002 period. The decrease in REVPAR was primarily attributed to decreases in average daily rate (“ADR”). ADR at these Same-Store Owned Hotels decreased to $152.07 for the three months ended June 30, 2003 compared to $154.11 for the corresponding 2002 period. Occupancy rates at these hotels decreased to 65.1% in the three months ended June 30, 2003 when compared to 67.1% in the same period in 2002. The majority of the Same-Store Owned Hotels revenue decline was in North America, primarily due to the decline in business transient demand as a result of the weakened global economies and the war in Iraq and its aftermath as well as the impact of SARS and particularly the World Health Organization’s travel advisory related to Toronto where the Company owns two Sheraton hotels.

REVPAR at Same-Store Owned Hotels in North America decreased 5.6% for the three months ended June 30, 2003 when compared to the same period of 2002. REVPAR at the Company’s international Same-Store Owned Hotels, which slightly decreased by 0.5% for the three months ended June 30, 2003 when compared to the same period of 2002, was also impacted by weakened global economies, the situation in the Middle East and the SARS epidemic, but was offset by favorable effects of foreign currency translation. REVPAR for Same-Store Owned Hotels in Europe, where the Company has its biggest concentration of international owned hotels, decreased 17.2% excluding the favorable effect of foreign currency translation.

      The increase in other hotel and leisure revenues, for the three months ended June 30, 2003 when compared to the same period in 2002, resulted from the increase in vacation ownership revenues of 13.1% to $111 million in 2003 compared to $99 million in 2002. Contract sales of VOI inventory increased 14.2% in the three months ended June 30, 2003 when compared to the same period in 2002, primarily as a result of sales at the Westin Ka’anapali Ocean Resort Villas in Maui, Hawaii. Gains on sales of receivables totaled $5 million and $9 million in the three months ended June 30, 2003 and June 30, 2002, respectively. These increases were partially offset by declines in equity earnings from unconsolidated joint ventures due to the continued weakeness in the hotel industry.

      Other revenues and expenses from managed and franchised properties were $220 million and $200 million for the three months ended June 30, 2003 and 2002, respectively. These revenues represent reimbursements of costs incurred on behalf of managed hotel properties and franchisees. These costs relate primarily to payroll costs at managed properties where the Company is the employer. Since the reimbursements are made based upon the costs incurred with no added margin, these revenues and corresponding expenses have no effect on the Company’s operating income, net income or profit margins.

      Operating Income. Total Company operating income (which includes $1 million of restructuring and other special credits and $9 million of foreign exchange gains related to the devaluation of the Argentine Peso in 2002) was $130 million in the three months ended June 30, 2003 compared to $196 million in 2002. Excluding depreciation and amortization of $105 million and $120 million for the three months ended June 30, 2003 and 2002, respectively, operating income decreased 25.6% or $81 million to $235 million for the three months ended June 30, 2003 when compared to $316 million in the same period in 2002, primarily due to the decline in operating income at the Company’s owned, leased and consolidated joint venture hotels as a result of the weakened global economies, the war in Iraq and its aftermath and the SARS epidemic. Operating income at the Company’s owned, leased and consolidated joint venture hotels was $148 million in the three months ended June 30, 2003 compared to $197 million in the same period of 2002. These hotels were also negatively impacted by increased energy and insurance costs and reduced cancellation and telecommunication fees in 2003 when compared to 2002. In addition, total Company operating income was adversely impacted by the nonrecurring Argentina foreign exchange gains in 2002 of $9 million and increased costs associated with workers compensation insurance, international pension and retirement plans and the Sheraton “Let’s Spend the Night Together” advertising campaign. Operating income for the vacation ownership segment was $27 million in the three months ended June 30, 2003 compared to $28 million in 2002. Excluding depreciation and amortization of $3 million in each of the three months ended June 30, 2003 and 2002, operating income declined to $30 million for the quarter ended June 30, 2003 as compared to $31 million in the prior year primarily due to the $5 million gain on vacation ownership notes receivable sales realized in 2003 as compared to a gain of $9 million for the same period in 2002.

      Restructuring and Other Special Credits. During the second quarter of 2002, the Company recorded a $1 million reversal of other special charges primarily related to the collection of receivables which were previously deemed uncollectible. There was no restructuring or special charge activity in 2003.

      Depreciation and Amortization. Depreciation expense decreased $17 million, to $98 million during the three months ended June 30, 2003 compared to $115 million in the corresponding period of 2002. Additional depreciation expense resulting from capital expenditures at the Company’s owned, leased and consolidated joint venture hotels in the past 12 months was offset by the reduced depreciation expense from fully depreciated furniture, fixtures and equipment, as the Company reached the five year anniversary of the merger with ITT Corporation in February 2003 and the classification of the 18 non-core domestic hotels, the four

Costa Smeralda hotels and the Hotel Principe di Savoia in Milan, Italy (“Principe”) as held for sale effective March 31, 2003. Amortization expense increased to $7 million in the three months ended June 30, 2003 compared to $5 million in the corresponding period of 2002 due primarily to the amortization of intangible assets associated with new hotel management contracts.

      Net Interest Expense. Interest expense, which is net of interest income of $1 million and discontinued operations allocations of $3 million for each of the three months ended June 30, 2003 and 2002, decreased to $73 million from $107 million. This decrease was due primarily to $29 million of early debt extinguishment charges recorded in the second quarter of 2002 and lower interest rates in 2003 compared to the second quarter of 2002 and the impact of certain financing transactions, including the issuance of convertible debt in May 2003. The Company’s weighted average interest rate was 5.44% at June 30, 2003 versus 5.75% at June 30, 2002.

      Loss On Asset Dispositions and Impairments, Net. During the first quarter of 2003, the Company recorded an impairment charge of approximately $170 million (pre-tax) to write down a portfolio of 18 non-core domestic hotels, including several non-proprietary branded hotels to fair value less selling costs due to the Company’s plan to dispose of these assets subject to, in most cases, franchise agreements. The Company completed the sale of 13 of these hotels in June and early July 2003. On July 29, 2003, the Company signed binding agreements to sell two of these properties and continues to work towards the sale of the remaining three non-core domestic hotels. The Company expects to close these sales later in 2003. An additional impairment charge of $4 million was recorded in the second quarter of 2003 reflecting the actual and expected net sale proceeds for these hotels. The Company also recorded a $9 million gain on the sale of a 51% interest in undeveloped land in Costa Smeralda in Sardinia, Italy, which was offset by an $8 million write-down of the value of a hotel which was formerly managed together with one of the hotels sold in July 2003 and is now closed and under review for alternative use. During the second quarter of 2002, the Company recorded a $1 million impairment charge to reduce the carrying value of one of its marketable equity securities to fair value.

      Discontinued Operations. For the three months ended June 30, 2003 and 2002, loss from discontinued operations represents the results of the Principe net of $3 million in each period of allocated interest expense. The Company sold the Principe in June 2003, with no continuing involvement. The gain on dispositions for the three months ended June 30, 2003 consists of $193 million of gains recorded in connection with the sale of the Principe on June 30, 2003 and of the reversal of $49 million (pre-tax) of accruals relating to the Company’s former gaming business disposed of in 1999. The Company believes that these accruals are no longer required.

      The $104 million gain on dispositions for the three months ended June 30, 2002, primarily relates to Internal Revenue Service regulations issued in 2002, which allowed the Company to recognize a tax benefit from a loss on the 1999 sale of the Company’s gaming business. The tax loss was previously disallowed under the old regulations. The remaining gain resulted from an adjustment to the Company’s tax basis in its World Directories subsidiary, which was disposed of in early 1998.

      Income Tax Expense. The effective income tax rate for continuing operations for the second quarter of 2003 excluding special items was 0% compared to 20.5% in the corresponding quarter in 2002. The Company’s effective income tax rate excluding special items is determined by the level and composition of pre-tax income subject to varying foreign, state and local taxes and other items. The effective income tax rate for the quarter ended June 30, 2003 is significantly lower than the prior year due to the combination of the expected lower pre-tax earnings for 2003 and the level of the Company’s 2003 dividend, which at this time, is expected to be consistent with the $0.84 per Share annual dividend paid for 2002. Including the net tax benefits on special items primarily related to asset dispositions and impairment charges, as well as various adjustments related to the successful settlement of certain tax matters in 2003 and the early extinguishment of debt in the same period of 2002, the effective income tax rate for continuing operations was a benefit of 70.9% in the second quarter of 2003 as compared to a tax rate of 12.8% in the second quarter of 2002. See discussion above for the tax impact on discontinued operations during 2002.

Six Months Ended June 30, 2003 Compared with Six Months Ended June 30, 2002

      Revenues. Total revenues, including other revenues from managed and franchised properties, were $2.313 billion, up slightly from 2002 levels. Total revenues, excluding other revenues from managed and franchised properties (“Total Revenues”), declined slightly to $1.883 million for the six months ended June 30, 2003 when compared to $1.904 billion in the corresponding period in 2002. Total Revenues reflect a 2.3% decrease in revenues from the Company’s owned, leased and consolidated joint venture hotels to $1.553 billion for the six months ended June 30, 2003 when compared to $1.590 billion in the corresponding period of 2002, offset by an increase of $16 million in other hotel and leisure revenues to $330 million for the six months ended June 30, 2003 when compared to $314 million in the corresponding period of 2002.

      The decrease in revenues from owned, leased and consolidated joint venture hotels is due primarily to decreased revenues at the Company’s hotels owned during both periods (“Same-Store Owned Hotels”) (143 hotels for the six months ended June 30, 2003 and 2002, excluding one hotel without comparable results and 21 hotels sold or held for sale in 2003 and 2002). Revenues at the Company’s Same-Store Owned Hotels decreased 1.6% to $1.466 billion for the six months ended June 30, 2003 when compared to the same period of 2002 due primarily to a decrease in revenue per available room (“REVPAR”). REVPAR at the Company’s Same-Store Owned Hotels decreased 2.9% to $95.38 for the six months ended June 30, 2003 when compared to the corresponding 2002 period. The decrease in REVPAR was primarily attributed to decreases in average daily rate (“ADR”). ADR at these Same-Store Owned Hotels decreased to $151.65 for the six months ended June 30, 2003 compared to $153.21 for the corresponding 2002 period. Occupancy rates at these hotels decreased to 62.9% in the six months ended June 30, 2003 when compared to 64.1% in the same period in 2002. REVPAR at Same-Store Owned Hotels in North America decreased 4.3% for the six months ended June 30, 2003 when compared to the same period of 2002. As discussed above, the decrease in REVPAR and revenues from owned, leased and consolidated joint venture hotels in North America was primarily due to the decline in business transient demand as a result of the weakened global economies and the war in Iraq and its aftermath as well as the impact of SARS and particularly the World Health Organization’s travel advisory related to Toronto where the Company owns two Sheraton hotels, as well as the severe winter weather in the Northeast United States in February 2003 which significantly restricted travel in these regions. REVPAR at the Company’s international Same-Store Owned Hotels, which increased by 1.4% for the six months ended June 30, 2003 when compared to the same period of 2002, was also impacted by weakened global economies, the situation in the Middle East and the SARS epidemic, but was offset by net favorable effects of foreign currency translation. REVPAR for Same-Store Owned Hotels in Europe, where the Company has its biggest concentration of international owned hotels, decreased 14.1% excluding the favorable effect of foreign currency translation.

      The increase in other hotel and leisure revenues, for the six months ended June 30, 2003 when compared to the same period in 2002, resulted from the increase in vacation ownership revenues of 13.7% to $204 million in 2003 compared to $180 million in 2002. Contract sales of VOI inventory increased 14.1% in the six months ended June 30, 2003 when compared to the same period in 2002, primarily as a result of sales at the Westin Ka’anapali Ocean Resort Villas in Maui, Hawaii. Gains on sales of receivables totaled $5 million and $10 million in the six months ended June 30, 2003 and 2002, respectively. These increases were offset in part by reduced interest income and reduced equity earnings from unconsolidated joint ventures due to the continued weakness in the hotel industry.

      Other revenues and expenses from managed and franchised properties were $430 million and $402 million for the six months ended June 30, 2003 and 2002, respectively. These revenues represent reimbursements of costs incurred on behalf of managed hotel properties and franchisees. These costs relate primarily to payroll costs at managed properties where the Company is the employer. Since the reimbursements are made based upon the costs incurred with no added margin, these revenues and corresponding expenses have no effect on the Company’s operating income, net income or profit margins.

      Operating Income. Total Company operating income (which includes $3 million of restructuring and other special credits and $33 million of foreign exchange gains related to the devaluation of the Argentine Peso in 2002) was $189 million in the six months ended June 30, 2003 compared to $320 million in 2002. Excluding depreciation and amortization of $222 million and $236 million for the six months ended June 30, 2003 and 2002, respectively, operating income decreased 26.1% or $145 million to $411 million for the six months ended June 30, 2003 when compared to $556 million the same period in 2002, primarily due to the decline in operating income at the Company’s owned, leased and consolidated joint venture hotels as a result of the weakened global economies, the war in Iraq and its aftermath and the SARS epidemic. In North America, where the Company has its largest concentration of owned hotels, the Company’s hotels were adversely impacted by the severe winter storm in the Northeast United States in February 2003, increased energy and insurance costs and reduced cancellation and telecommunication fees in 2003 when compared to 2002, in addition to the geopolitical climate discussed previously. Additional contributions to the decline in operating income was the increase in selling, general and administrative expenses which is due in part to the nonrecurring Argentina foreign exchange gains in 2002 of $33 million and increased costs associated with workers compensation insurance, international pension and retirement plans and the Sheraton “Let’s Spend the Night Together” advertising campaign. Operating income for the vacation ownership segment was $46 million in the six months ended June 30, 2003 compared to $43 million in 2002. Excluding depreciation and amortization of $5 million in each of the six months ended June 30, 2003 and 2002, operating income was $51 million as compared to $48 million in the prior year.

      Restructuring and Other Special Credits. During the six months ended June 30, 2002, the Company recorded a $3 million reversal of other special charges primarily related to sales of the Company’s investments in certain e-business ventures previously deemed impaired and the collection of receivables which were previously deemed uncollectible. There was no restructuring or special charge activity in 2003.

      Depreciation and Amortization. Depreciation expense decreased by $17 million to $209 million during the six months ended June 30, 2003 compared to $226 million in the corresponding period of 2002. Additional depreciation expense resulting from capital expenditures at the Company’s owned, leased and consolidated joint venture hotels in the past 12 months was offset by the reduced depreciation expense from fully depreciated furniture, fixtures and equipment, as the Company reached the five year anniversary of the merger with ITT Corporation in February 2003 and the classification of the 18 non-core domestic hotels, the four Costa Smeralda hotels and the Principe as held for sale effective March 31, 2003. Amortization expense increased to $13 million in the six months ended June 30, 2003 compared to $10 million in the corresponding period of 2002 due primarily to the amortization of intangible assets associated with new hotel management contracts.

      Net Interest Expense. Interest expense, which is net of interest income of $1 million and discontinued operations allocations of $7 million for both the six months ended June 30, 2003 and 2002, decreased to $150 million from $183 million. This decrease was due primarily to $29 million of early debt extinguishment charges recorded in the second quarter of 2002 and lower interest rates in 2003 compared to the second quarter of 2002 and the impact of certain financing transactions, including the issuance of debt in April 2002 and May 2003. The Company’s weighted average interest rate was 5.44% at June 30, 2003 versus 5.75% at June 30, 2002.

      Loss On Asset Dispositions and Impairments, Net. During the first quarter of 2003, the Company recorded an impairment charge of approximately $170 million (pre-tax) to write down a portfolio of 18 non-core domestic hotels, including several non-proprietary branded hotels to fair value less selling costs due to the Company’s plan to dispose of these assets subject to, in most cases, franchise agreements. The Company completed the sale of 13 of these hotels in June and early July 2003. On July 29, 2003, the Company signed binding agreements to sell two of these properties and continues to work towards the sale of the remaining three non-core domestic hotels. The Company expects to close these sales later in 2003. An additional impairment charge of $4 million was recorded in the second quarter of 2003 reflecting the actual and expected net sale proceeds for these hotels. The Company also recorded a $9 million gain on the sale of a 51% interest in undeveloped land in Costa Smeralda in Sardinia, Italy, which was offset by an $8 million write-down of the value of a hotel which was formerly managed together with one of the hotels sold in July 2003 and is now closed and under review for alternative uses. During the second quarter of 2002, the Company recorded a $1 million impairment charge to reduce the carrying value of one of its marketable equity securities to fair value.

      Discontinued Operations. Loss from discontinued operations represents the results of the Principe, net of $7 million in each period of allocated interest expense. The Company sold the Principe in June 2003, with no continuing involvement. The gain on dispositions for the three months ended June 30, 2003 consists of $193 million of (pre-tax) gains recorded in connection with the sale of the Principe on June 30, 2003 and the reversal of $52 million (pre-tax) of accruals relating to the Company’s former gaming business disposed of in 1999, which was completed in June 2000. The Company believes that these accruals are no longer required.

      The $104 million gain on dispositions for the three months ended June 30, 2002, primarily relates to Internal Revenue Service regulations issued in 2002, which allowed the Company to recognize a tax benefit from a loss on the 1999 sale of the Company’s gaming business. The tax loss was previously disallowed under the old regulations. The remaining gain resulted from an adjustment to the Company’s tax basis in its World Directories subsidiary, which was disposed of in early 1998.

      Income Tax Expense. The effective income tax rate for continuing operations for the six months ended June 30, 2003 excluding special items was 0% compared to 20.6% in the corresponding period in 2002 The Company’s effective income tax rate excluding special items is determined by the level and composition of pre-tax income subject to varying foreign, state and local taxes and other items. The effective income tax rate for the six month ended June 30, 2003 is significantly lower than the prior year due to the combination of the expected lower pre-tax earnings for 2003 and the level of the Company’s 2003 dividend, which at this time, is expected to be consistent with the $0.84 per Share annual dividend paid for 2002. Including the tax net benefit on special items primarily related to asset dispositions and impairment charges as well as various adjustments related to the successful settlement of certain tax matters in 2003 and the taxes on the Argentine foreign exchange gains offset by tax benefits on the early extinguishment of debt in the same period of 2002, the effective income tax rate for continuing operations was a benefit of 77.7% for the six months ended June 30, 2003 as compared to 18.1% for the six months of 2002. See discussion above for the tax impact on discontinued operations during 2002.

Seasonality and Diversification

      The hotel and leisure industry is seasonal in nature; however, the periods during which the Company’s properties experience higher hotel revenue activities vary from property to property and depend principally upon location. The Company’s revenues historically have generally been lower in the first quarter than in the second, third or fourth quarters.

Same-Store Owned Hotels Results

      Starwood continually updates and renovates its owned, leased and consolidated joint venture hotels. While undergoing major renovation, these hotels are generally not operating at full capacity and, as such, these renovations can negatively impact Starwood’s hotel revenues. Starwood expects to continue renovating its owned, leased and consolidated joint venture hotels as it pursues its brand and quality strategies. In addition, several owned hotels are located in regions which are seasonal and therefore, these hotels do not operate at full capacity throughout the year.

      The following table summarizes REVPAR, ADR and occupancy for the Company’s Same-Store Owned Hotels for the three and six months ended June 30, 2003 and 2002. The results for the three and six months ended June 30, 2003 and 2002 represent results for 143 owned, leased and consolidated joint venture hotels

(excluding one hotel for which comparable results are not available and 21 hotels sold or held for sale in 2003 and 2002).

	Three Months Ended
	June 30,

	2003	2002	Variance

Worldwide (143 hotels with approximately 51,000 rooms)
REVPAR	$98.94	$103.40	(4.3)%
ADR	$152.07	$154.11	(1.3)%
Occupancy	65.1%	67.1%	(2.0)
North America (98 hotels with approximately 38,000 rooms)
REVPAR	$98.17	$103.98	(5.6)%
ADR	$145.30	$151.16	(3.9)%
Occupancy	67.6%	68.8%	(1.2)
International (45 hotels with approximately 13,000 rooms)
REVPAR	$101.16	$101.71	(0.5)%
ADR	$175.01	$163.64	6.9%
Occupancy	57.8%	62.2%	(4.4)

	Six Months Ended
	June 30,

	2003	2002	Variance

Worldwide (143 hotels with approximately 51,000 rooms)
REVPAR	$95.38	$98.27	(2.9)%
ADR	$151.65	$153.21	(1.0)%
Occupancy	62.9%	64.1%	(1.2)
North America (98 hotels with approximately 38,000 rooms)
REVPAR	$96.18	$100.48	(4.3)%
ADR	$148.29	$153.49	(3.4)%
Occupancy	64.9%	65.5%	(0.6)
International (45 hotels with approximately 13,000 rooms)
REVPAR	$93.02	$91.74	1.4%
ADR	$162.88	$152.32	6.9%
Occupancy	57.1%	60.2%	(3.1)

The following is a reconciliation of total revenues from owned, leased and consolidated joint venture hotels to systemwide revenues (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Revenues from owned, leased and consolidated joint venture hotels	$821	$848	$1,553	$1,590
Revenues generated at managed properties	1,237	1,253	2,463	2,382

Systemwide revenues	$2,058	$2,101	$4,016	$3,972

The Company considers systemwide revenues to be a meaningful indicator of its performance, as it measures the growth in revenues of all properties operated by the Company. The Company’s growth profitability is in part driven by such overall revenue growth.

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

Cash Flow from Investing Activities

      In limited cases, the Company has made loans to owners of or partners in hotel or resort ventures for which the Company has a management or franchise agreement. Loans outstanding under this program totaled $148 million at June 30, 2003. The Company evaluates these loans for impairment, and at June 30, 2003, believes these loans are collectible. Unfunded loan commitments aggregating $26 million were outstanding at June 30, 2003, of which minimal amounts are expected to be funded in 2003 and $8 million is expected to be funded in total. These loans typically are secured by pledges of project ownership interests and/or mortgages on the projects.

      The Company participates in programs with unaffiliated lenders in which the Company may partially guarantee loans made to facilitate third-party ownership of hotels that the Company manages or franchises. As of June 30, 2003, the Company was a guarantor for loans which could reach a maximum of $169 million relating primarily to three projects: the St. Regis in Monarch Beach, California, which opened in mid-2001; the Westin Kierland Resort and Spa in Scottsdale, Arizona, which opened in November 2002; and the Westin in Charlotte, North Carolina, which opened in April 2003. In connection with the loan guarantee for the Westin Charlotte, the Company also entered into a guarantee to fund working capital shortfalls for this resort through 2005. No significant fundings are anticipated under this working capital guarantee. With respect to the Westin Kierland, the guarantee is joint and several with another equity partner. The Company does not anticipate any funding under these loan guarantees in 2003, as all projects are well capitalized. Furthermore, since each of these properties was funded with significant equity and subordinated debt financing, if the Company’s loan guarantees were to be called, the Company could take an equity position in these properties at values significantly below construction costs.

      Surety bonds issued on behalf of the Company as of June 30, 2003 totaled $66 million, the majority of which were required by state or local governments relating to our vacation ownership operations and by our insurers to secure large deductible insurance programs.

      In order to secure management and franchise contracts, the Company may provide performance guarantees to third-party owners. Most of these performance guarantees allow the Company to terminate the contract rather than fund shortfalls if certain performance levels are not met. In limited cases, the Company is obliged to fund shortfalls in performance levels. As of June 30, 2003, the Company had seven management contracts with performance guarantees with possible cash outlays of up to $74 million, $50 million of which, if required, would be funded over a period of 25 years and would be largely offset by management fees received under these contracts. Many of the performance tests are multi-year tests, are tied to the results of a competitive set of hotels, and have exclusions for force majeure and acts of war and terrorism. The Company does not anticipate any significant funding under the performance guarantees in 2003. In addition, the Company has agreed to guarantee certain performance levels at a managed hotel that has authorized VOI sales and marketing. The exact amount and nature of the guaranty is currently under dispute. However, the Company does not believe that any payments under this guaranty will be significant. Lastly, the Company does not anticipate losing a significant number of management or franchise contracts in 2003.

      The Company had the following contractual obligations outstanding as June 30, 2003 (in millions):

		Due in Less	Due in	Due in	Due After
	Total	Than 1 Year	1-3 Years	4-5 Years	5 Years

Long-term debt	$5,051	$434	$1,156	$1,397	$2,064
Capital lease obligations	2	—	—	—	2
Operating lease obligations	930	64	108	103	655
Unconditional purchase obligations(1)	156	72	62	17	5
Other long-term obligations	6	2	4	—	—

Total contractual obligations	$6,145	$572	$1,330	$1,517	$2,726

(1)	Included in these balances are commitments that may be satisfied by the Company’s managed and franchised properties.

     The Company had the following commercial commitments outstanding as of June 30, 2003 (in millions):

		Amount of Commitment Expiration Per Period

		Less Than			After 5
	Total	1 Year	1-3 Years	4-5 Years	Years

Standby letters of credit	$175	$165	$10	$—	$—
Hotel loan guarantees	169	89	45	5	30
Other commercial commitments	—	—	—	—	—

Total commercial commitments	$344	$254	$55	$5	$30

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

      The Company periodically reviews its business with a view to identifying properties or other assets that we believe either are non-core, no longer complement our business, are in markets which may not benefit us as much as other markets during an economic recovery or could be sold at significant premiums. The Company is focused on restructuring and enhancing real estate returns and monetizing investments. In the first quarter of 2003, the Company entered into binding agreements to sell the Principe and a portfolio of assets including four hotels, a marina and shipyard, a golf club and a 51% interest in its undeveloped land assets in Costa Smeralda in Sardinia, Italy (“Sardinia Assets”), for 275 million Euro and 290 million Euro, respectively (aggregate of $655 million based on exchange rates as of the respective sale dates). These asset sales were completed in June 2003. Also at the end of the first quarter of 2003, the Company approved a plan to sell a portfolio of 18 non-core domestic hotels. In the latter part of the second quarter and early July, the Company sold 13 of these non-core domestic hotels. The Company completed the sale of 13 of these hotels in June and early July 2003. On July 29, 2003, the Company signed binding agreements to sell two of these properties and continues to work towards the sale of the remaining three non-core domestic hotel. The Company expects to close these sales later in 2003. Total proceeds from all three transactions, are expected to be approximately $1.1 billion. There can be no assurance, however, that the Company will be able to complete the remaining dispositions on commercially reasonable terms or at all.

Cash Used for Financing Activities

      In May 2003, the Company sold an aggregated amount of $360 million 3.5% coupon convertible senior notes due 2023. The notes are convertible, subject to certain conditions, into 7.2 million Shares based on a conversion price of $50.00 per Share. Gross proceeds received were used to repay a portion of the Company’s Senior Credit Facility and for other operational purposes. Holders may first present their notes to the Company for repurchase in May 2006.

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

      The Company maintains non-U.S.-dollar-denominated debt, which provides a hedge of the Company’s international net assets and operations but also exposes its debt balance to fluctuations in foreign currency exchange rates. At June 30, 2003, the effect of changes in foreign currency exchange rates was a net increase in debt of approximately $41 million when compared to December 31, 2002. The Company’s debt balance is also affected by changes in interest rates as a result of the Company’s fair value swaps. The fair market value of the fair value swaps is recorded as an asset or liability and as the fair value swaps are deemed to be effective, an adjustment is recorded against the corresponding debt. At June 30, 2003 and December 31, 2002, the Company’s debt included an increase of approximately $85 million and $75 million, respectively related to the unamortized gain on terminated fair value swaps and the fair market value of current fair value swaps.

      A portion of the proceeds from the sales of the Principe and Sardinia Assets were used to repay the 450 million Euro debt scheduled to mature in June 2003, as required by the debt agreement. Approximately $250 million of the Sheraton Holdings public debt matures in November 2003. Based upon the current level of operations, management believes that the Company’s cash flow from operations, together with cash on hand, available borrowings under the Revolving Credit Facility (approximately $705 million at June 30, 2003), available borrowings from international revolving lines of credit (approximately $77 million), capacity from additional borrowings and proceeds from non-core asset sales, will be adequate to meet anticipated requirements for scheduled maturities, dividends, working capital, capital expenditures, marketing and advertising program expenditures, other discretionary investments, interest and scheduled principal payments for the foreseeable future. However, Starwood has a substantial amount of indebtedness and had a working capital deficiency of $246 million at June 30, 2003. There can be no assurance that the Company will be able to repay or refinance its indebtedness as it becomes due and, if re-financed, on favorable terms, nor can there be assurance that the Company’s business will continue to generate cash flow at or above historical levels or that currently anticipated results will be achieved.

      On May 6, 2003, S&P announced its decision to downgrade the company’s Credit Rating to BB+ (non-investment grade with a stable outlook) from BBB-(investment grade rating on Credit Watch with negative implications). The downgrading of the Company’s credit rating may result in higher borrowing costs on future financings.

      During the second quarter of 2003, the Company successfully amended its Senior Credit Facility. The amendment adjusted the leverage coverage ratio for the second quarter of 2003 and for the next eight quarters (through June 30, 2005). In addition, the Company modified its current covenant on encumbered EBITDA (as defined) and added a restriction on the level of cash dividends. The Company currently expects to be in compliance with the amended covenants for the remainder of the Senior Credit Facility term.

      At June 30, 2003, approximately 900,000 shares of Class B Exchangeable Preferred Shares and Limited Partnership Units of SLC Operating Limited Partnership and SLT Realty Limited partnership (“Exchangeable Units”) can be put to the Company at $38.50 per unit, aggregating $35 million.

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

      The following is a summary of the Company’s debt portfolio as of June 30, 2003:

	Amount
	Outstanding at		Interest Rate at	Average
	June 30, 2003(a)	Interest Terms	June 30, 2003	Maturity

	(Dollars in millions)
Floating Rate Debt
Senior Credit Facility:
Term Loan	$300	LIBOR(b) + 162.5	2.75%	2.5 years
Revolving Credit Facility	167	Various	3.93%	3.3 years
Mortgages and Other	258	Various	4.93%	1.7 years
Interest Rate Swaps	1,002		5.04%	—

Total/ Average	$1,727		4.51%	2.4 years

Fixed Rate Debt
Sheraton Holding Public Debt	$1,326 (c)		6.52%	7.7 years
Senior Notes	1,551 (c)		7.04%	6.5 years
Convertible Senior Notes — Series B	321		3.25%	3.3 years	(d)
Convertible Debt	360		3.50%	2.9 years	(e)
Mortgages and Other	770		7.26%	9.0 years
Interest Rate Swaps	(1,002)		7.25%	—

Total/ Average	$3,326		5.91%	6.8 years

Total Debt
Total Debt and Average Terms	$5,053		5.44%	6.2 years

(a)	Excludes approximately $406 million of the Company’s share of unconsolidated joint venture debt, all of which is non-recourse, except as noted earlier.

(b)	At June 30, 2003, one-month LIBOR was 1.12%

(c)	Included approximately $29 million and $56 million at June 30, 2003 of fair value adjustments related to the fixed-to-floating interest rate swaps for the Sheraton Holding public debt and the Senior Notes, respectively.

(d)	Maturity reflects the maturity of the Revolving Credit Facility which would be used to refinance the amount put to the Company.

(e)	Maturity reflects the earliest date the debt can be put to the Company.

Stock Sales and Repurchases

      The Company did not repurchase any Shares in the open market during the six months ended June 30, 2003. On April 2, 2001, the Company’s Board of Directors authorized the repurchase, in addition to the existing Share program, of up to an additional $500 million of Shares, subject to the terms of the senior credit facility. At June, 2003, remaining availability under the Share Repurchase Program was $633 million.

      During the six months ended June 30, 2003, 425,489 Exchangeable Units and Class B Exchangeable Preferred Shares were put to the Company for $16 million.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

      There were no material changes to the information provided in Item 7A in the Company’s Joint Annual Report on Form 10-K regarding the Company’s market risk.

Item 4.	Controls and Procedures.

      The Company’s management conducted an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2003. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in alerting them in a timely manner to material information required to be included in the Company’s SEC reports. There has been no change in the Company’s internal control over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

      The Company is involved in various claims and lawsuits arising in the ordinary course of business, none of which, in the opinion of management, is expected to have a material adverse effect on the Company’s consolidated financial position or results of operations.

Item 2.	Changes in Securities and Use of Proceeds.

      The Company did not repurchase any Shares in the open market during the six months ended June 30, 2003.

Item 4.	Submission of Matters to a Vote of Security Holders.

      On May 9, 2003, the Company held its 2003 annual meeting of stockholders. At the annual meeting, the stockholders (i) elected to the Board of Directors Jean-Marc Chapus, Thomas O. Ryder and Barry S. Sternlicht; (ii) approved a stockholder proposal requesting to establish a policy of expensing the costs of future stock option grants; (iii) defeated a stockholder proposal requesting to adopt an executive compensation policy to grant indexed stock options to senior executives; (iv) approved a stockholder proposal recommending the discontinuance of Starwood’s Classified Board; and (v) ratified the appointment of Ernst & Young LLP as Starwood’s independent auditors. Ambassador Charlene Barshefsky, Senator George J. Mitchell and Messrs. Bruce Duncan, Eric Hippeau, Stephen R. Duncan, Daniel W. Yih and Kneeland C. Youngblood continued to serve as Directors following the annual meeting.

The following table sets forth, with respect to each matter voted upon at the annual meeting, the number of votes cast for, the number of votes cast against, and the number of votes abstaining (or, with respect to the election of Directors, the number of votes withheld) with respect to such matter:

	Votes For	Votes Withheld

Election of Directors:
Jean-Marc Chapus	101,235,363	77,966,458
Thomas O. Ryder	104,853,339	74,348,482
Barry S. Sternlicht	103,815,993	75,385,828

				Broker
	Votes For	Votes Against	Abstentions	Non-Votes

Ratification of Auditors	175,561,454	1,560,082	2,080,285	—
Stockholder proposal regarding expensing costs of future stock option grants	98,105,935	64,112,580	3,972,507	13,010,799
Stockholder proposal regarding indexed stock options	19,213,752	143,697,234	3,280,141	13,010,694
Discontinuance of Classified Board	131,024,754	33,720,357	1,445,909	13,010,801

Item 6.	Exhibits and Reports on Form 8-K.

(a) Exhibits

10.1	Second Amendment to Credit Agreement(1)
10.2	Indenture dated May 16, 2003 between the Corporation, the Trust, the Guarantor and U.S. Bank National Association as trustee (incorporated by reference to Exhibit 4.9 to the July 8, 2003 Form S-3) (Registration Nos. 333-106888, 333-106888-01, 333-106888-02) (the “Form S-3”)
10.3	Registration Rights Agreement, dated May 16, 2003, among the Corporation, the Guarantor and the Initial Purchasers (incorporated by reference to Exhibit 4.10 to the Form S-3)
31.1	Certification Pursuant to Rule 13a-14 under the Securities Exchange Act of 1934 – Chief Executive Officer – Corporation(1)
31.2	Certification Pursuant to Rule 13a-14 under the Securities Exchange Act of 1934 – Chief Financial Officer – Corporation(1)
31.3	Certification Pursuant to Rule 13a-14 under the Securities Exchange Act of 1934 – Chief Executive Officer – Trust (1)
31.4	Certification Pursuant to Rule 13a-14 under the Securities Exchange Act of 1934 – Chief Financial and Accounting Officer – Trust(1)
32.1	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code – Chief Executive Officer – Corporation(1)
32.2	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code – Chief Financial Officer – Corporation(1)
32.3	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code – Chief Executive Officer – Trust(1)
32.4	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code – Chief Financial and Accounting Officer – Trust(1)

(1)	Filed or furnished herewith.

(b) Reports on Form 8-K

      During the second quarter of 2003, Starwood filed the following Current Reports on Form 8-K:

•	May 6, 2003, reporting under Items 5 and 7 the decision by Standard & Poor’s Ratings services to lower Starwood’s corporate rating to BB+ (non-investment grade) with a stable outlook from BBB- (investment grade).

•	May 9, 2003, reporting under Items 5 and 7 that the Company has agreed to sell $300 million principle convertible senior notes due 2023, plus an option to the initial purchasers to acquire up to an additional $60 million.

•	June 12, 2003, reporting under Items 5 and 7 that the initial purchases of the $300 million principle convertible senior notes described above have exercised their option to acquire an additional $60 million of principle amount of such notes.

      During the second quarter of 2003, Starwood furnished the following Current Report on Form 8-K:

•	April 29, 2003, reporting under Items 5 and 7 its press release announcing earnings for the first quarter of 2003.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, each Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

By:	/s/ BARRY S. STERNLICHT ---------------------------------------- Barry S. Sternlicht Chairman, Chief Executive Officer and Director

By:	/s/ RONALD C. BROWN ---------------------------------------- Ronald C. Brown Executive Vice President and Chief Financial Officer

STARWOOD HOTELS & RESORTS

By:	/s/ BARRY S. STERNLICHT ---------------------------------------- Barry S. Sternlicht Chairman, Chief Executive Officer and Trustee

By:	/s/ RONALD C. BROWN ---------------------------------------- Ronald C. Brown Vice President and Chief Financial and Accounting Officer

Date: August 12, 2003

INDEX TO EXHIBITS

(a) Exhibits

10.1	Second Amendment to Credit Agreement(1)
10.2	Indenture dated May 16, 2003 between the Corporation, the Trust, the Guarantor and U.S. Bank National Association as trustee (incorporated by reference to Exhibit 4.9 to the July 8, 2003 Form S-3) (Registration Nos. 333-106888, 333-106888-01, 333-106888-02) (the “Form S-3”)
10.3	Registration Rights Agreement, dated May 16, 2003, among the Corporation, the Guarantor and the Initial Purchasers (incorporated by reference to Exhibit 4.10 to the Form S-3)
31.1	Certification Pursuant to Rule 13a-14 under the Securities Exchange Act of 1934 – Chief Executive Officer – Corporation(1)
31.2	Certification Pursuant to Rule 13a-14 under the Securities Exchange Act of 1934 – Chief Financial Officer – Corporation(1)
31.3	Certification Pursuant to Rule 13a-14 under the Securities Exchange Act of 1934 – Chief Executive Officer – Trust (1)
31.4	Certification Pursuant to Rule 13a-14 under the Securities Exchange Act of 1934 – Chief Financial and Accounting Officer – Trust(1)
32.1	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code – Chief Executive Officer – Corporation(1)
32.2	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code – Chief Financial Officer – Corporation(1)
32.3	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code – Chief Executive Officer – Trust(1)
32.4	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code – Chief Financial and Accounting Officer – Trust(1)

(1)	Filed or furnished herewith.