Form 10-Q
period 2003-09-30
STARWOOD HOTELS & RESORTS; STARWOOD HOTEL & RESORTS WORLDWIDE INC
filed 2003-11-06
CIK 48595, 316206

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2003

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

      202,245,750 shares of common stock, par value $0.01 per share, of Starwood Hotels & Resorts Worldwide, Inc. attached to and traded together with 202,245,750 Class B shares of beneficial interest, par value $0.01 per share, of Starwood Hotels & Resorts, and 100 Class A shares of beneficial interest, par value $0.01 per share, of Starwood Hotels & Resorts, all outstanding as of November 3, 2003.

PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements.

      The following unaudited consolidated financial statements of Starwood Hotels & Resorts Worldwide, Inc. (the “Corporation”) and Starwood Hotels & Resorts (the “Trust” and, together with the Corporation, “Starwood” or the “Company”) are provided pursuant to the requirements of this Item. In the opinion of management, all adjustments necessary for fair presentation, consisting of normal recurring adjustments, have been included. The consolidated financial statements presented herein have been prepared in accordance with the accounting policies described in the Company’s Joint Annual Report on Form 10-K for the year ended December 31, 2002 filed on February 28, 2003 as amended by our Joint Annual Report on Form 10K/ A filed on July 7, 2003. See the notes to financial statements for the basis of presentation. The consolidated financial statements should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere herein. Results for the three and nine months ended September 30, 2003 are not necessarily indicative of results to be expected for the full fiscal year ending December 31, 2003.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

CONSOLIDATED BALANCE SHEETS

(In millions, except share data)

	September 30,	December 31,
	2003	2002

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$787	$108
Restricted cash	84	108
Accounts receivable, net of allowance for doubtful accounts of $52 and $45	398	398
Inventories	201	214
Prepaid expenses and other	123	108

Total current assets	1,593	936
Investments	400	434
Plant, property and equipment, net	6,946	6,911
Assets held for sale	72	839
Goodwill and intangible assets, net	2,476	2,570
Other assets	433	500

	$11,920	$12,190

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings and current maturities of long-term debt	$442	$870
Accounts payable	140	171
Accrued expenses	618	723
Accrued salaries, wages and benefits	224	178
Accrued taxes and other	139	188

Total current liabilities	1,563	2,130
Long-term debt	4,443	4,449
Deferred income taxes	920	986
Other liabilities	568	538

	7,494	8,103

Minority interest	38	39

Exchangeable units and Class B preferred shares, at redemption value of $38.50.	33	51

Commitments and contingencies
Stockholders’ equity:
Class A exchangeable preferred shares of the Trust; $0.01 par value; authorized 30,000,000 shares; outstanding 481,088 and 493,968 shares at September 30, 2003 and December 31, 2002, respectively	—	—
Corporation common stock; $0.01 par value; authorized 1,050,000,000 shares; outstanding 202,094,054 and 199,579,542 shares at September 30, 2003 and December 31, 2002, respectively	2	2
Trust Class B shares of beneficial interest; $0.01 par value; authorized 1,000,000,000 shares; outstanding 202,094,054 and 199,579,542 shares at September 30, 2003 and December 31, 2002, respectively	2	2
Additional paid-in capital	4,962	4,905
Deferred compensation	(13)	(14)
Accumulated other comprehensive loss	(396)	(474)
Accumulated deficit	(202)	(424)
Total stockholders’ equity	4,355	3,997

	$11,920	$12,190

The accompanying notes to financial statements are an integral part of the above statements.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In millions, except per Share data)
(Unaudited)

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,

	2003	2002	2003	2002

Revenues
Owned, leased and consolidated joint venture hotels	$735	$796	$2,288	$2,386
Other hotel and leisure	201	164	531	478

	936	960	2,819	2,864
Other revenues from managed and franchised properties	204	187	634	589

	1,140	1,147	3,453	3,453
Costs and Expenses
Owned, leased and consolidated joint venture hotels	577	583	1,781	1,739
Selling, general, administrative and other	143	123	411	318
Restructuring and other special credits, net	(1)	(2)	(1)	(5)
Depreciation	100	123	309	349
Amortization	5	6	18	16

	824	833	2,518	2,417
Other expenses from managed and franchised properties	204	187	634	589

	1,028	1,020	3,152	3,006
Operating income	112	127	301	447
Interest expense, net of interest income of $2, $0, $3 and $1	(69)	(77)	(219)	(260)
Gain (loss) on asset dispositions and impairments, net	(3)	6	(179)	2

	40	56	(97)	189
Income tax benefit (expense)	7	(3)	113	(27)
Minority equity in net loss	—	—	1	–

Income from continuing operations	47	53	17	162
Discontinued operations:
Loss from operations, net of tax expense (benefit) of $0, $(1), $1 and $0	—	(1)	(1)	(2)
Gain on dispositions, net of tax expense (benefit) of $0, $0, $40 and $(104)	1	—	206	104

Net income	$48	$52	$222	$264

Earnings Per Share — Basic
Continuing operations	$0.23	$0.27	$0.09	$0.81
Discontinued operations	0.01	(0.01)	1.01	0.50

Net income	$0.24	$0.26	$1.10	$1.31

Earnings per Share — Diluted
Continuing operations	$0.23	$0.26	$0.08	$0.79
Discontinued operations	—	—	1.00	0.50

Net income	$0.23	$0.26	$1.08	$1.29

Weighted average number of Shares	203	201	202	201

Weighted average number of Shares assuming dilution	208	204	205	205

The accompanying notes to financial statements are an integral part of the above statements.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,

	2003	2002	2003	2002

Net income	$48	$52	$222	$264
Other comprehensive income (loss), net of taxes:
Foreign currency translation	6	(17)	77	(36)
Unrealized holding gains	(3)	—	5	3
Minimum pension liability adjustments	—	—	(3)	—
Change in fair value of derivative instruments	—	(1)	(1)	6
Early termination of derivative instruments	—	—	—	15

	3	(18)	78	(12)

Comprehensive income	$51	$34	$300	$252

The accompanying notes to financial statements are an integral part of the above statements.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Nine Months Ended
	September 30,

	2003	2002

Operating Activities
Net income	$222	$264
Exclude:
Discontinued operations	(205)	(102)

Income from continuing operations	17	162
Loss (gain) on asset dispositions and impairments, net	179	(2)
Depreciation and amortization	327	365
Changes in working capital	83	(12)
Income taxes and other, net	(90)	36

Cash from continuing operations	516	549
Cash from discontinued operations	10	12

Cash from operating activities	526	561

Investing Activities
Purchases of plant, property and equipment	(195)	(205)
Proceeds from asset sales, net	1,034	18
Acquisitions, net of acquired cash and investments	(7)	(43)
Other, net	2	3

Cash from (used for) investing activities	834	(227)

Financing Activities
Revolving credit facility and short-term borrowings, net	(321)	(208)
Long-term debt issued	446	1,664
Long-term debt repaid	(654)	(1,826)
Distributions paid	(170)	(40)
Other, net	9	91

Cash used for financing activities	(690)	(319)

Exchange rate effect on cash and cash equivalents	9	8

Increase in cash and cash equivalents	679	23
Cash and cash equivalents — beginning of period	108	107

Cash and cash equivalents — end of period	$787	$130

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Interest	$170	$175

Income taxes, net of refunds	$41	$64

The accompanying notes to financial statements are an integral part of the above statements.

STARWOOD HOTELS & RESORTS

CONSOLIDATED BALANCE SHEETS
(In millions, except share data)

	September 30,	December 31,
	2003	2002

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$—	$2
Restricted cash	1	—
Receivable, Corporation	52	41
Prepaid expenses and other	1	1

Total current assets	54	44
Investments, Corporation	848	848
Investments	25	27
Plant, property and equipment, net	3,275	3,362
Assets held for sale	72	648
Long-term receivables, Corporation, net	2,393	2,070
Goodwill and intangible assets, net	223	223
Other assets	7	8

	$6,897	$7,230

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings and current maturities of long-term debt	$9	$9
Accounts payable	1	8
Accrued expenses	21	24
Distributions payable, Corporation	—	148
Distributions payable	—	170

Total current liabilities	31	359
Long-term debt	448	438

	479	797

Minority interest	31	30

Exchangeable units and Class B preferred shares, at redemption value of $38.50	30	48

Commitments and contingencies
Stockholders’ equity:
Class A exchangeable preferred shares; $0.01 par value; authorized 30,000,000 shares; outstanding 481,088 and 493,968 shares at September 30, 2003 and December 31, 2002, respectively	—	—
Class A shares of beneficial interest; $0.01 par value; authorized 5,000 shares; outstanding 100 shares at September 30, 2003 and December 31, 2002	—	—
Trust Class B shares of beneficial interest; $0.01 par value; authorized 1,000,000,000 shares; outstanding 202,094,054 and 199,579,542 shares at September 30, 2003 and December 31, 2002, respectively	2	2
Additional paid-in capital	7,715	7,704
Accumulated deficit	(1,360)	(1,351)

Total stockholders’ equity	6,357	6,355

	$6,897	$7,230

The accompanying notes to financial statements are an integral part of the above statements.

STARWOOD HOTELS & RESORTS

CONSOLIDATED STATEMENTS OF INCOME
(In millions)
(Unaudited)

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,

	2003	2002	2003	2002

Revenues
Unconsolidated joint ventures and other	$(1)	$—	$(2)	$1
Rent and interest, Corporation	131	135	394	439

	130	135	392	440

Costs and Expenses
Selling, general and administrative	—	—	2	2
Depreciation	39	55	125	163

	39	55	127	165

	91	80	265	275
Interest expense, net	(10)	(9)	(27)	(27)
Loss on asset dispositions and impairments, net	(2)	—	(185)	(3)
Income tax expense	(1)	(1)	(3)	(4)
Minority equity in net income	(1)	(2)	(1)	(2)

Net income	$77	$68	$49	$239

The accompanying notes to financial statements are an integral part of the above statements.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

AND STARWOOD HOTELS & RESORTS

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Nine Months
	Ended
	September 30,

	2003	2002

Operating Activities
Net income	$49	$239
Loss on asset dispositions and impairments, net	185	3
Depreciation	125	163
Changes in working capital	(343)	(296)
Other, net	3	6

Cash from operating activities	19	115

Investing Activities
Purchases of plant, property and equipment	(40)	(49)
Proceeds from asset sales, net	394	5
Acquisitions, net of acquired cash	—	(7)
Other, net	—	2

Cash from (used for) investing activities	354	(49)

Financing Activities
Long-term debt issued	70	—
Long-term debt repaid	(60)	(34)
Distributions paid	(170)	(40)
Distributions paid to Corporation	(206)	—
Other, net	(9)	6

Cash used for financing activities	(375)	(68)

Decrease in cash and cash equivalents	(2)	(2)
Cash and cash equivalents — beginning of period	2	3

Cash and cash equivalents — end of period	$—	$1

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Interest	$26	$26

Income taxes	$2	$3

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

      The Corporation, through its subsidiaries, is the general partner of, and held, as of September 30, 2003, an aggregate 98.1% partnership interest in, SLC Operating Limited Partnership (the “Operating Partnership”). The Trust, through its subsidiaries, is the general partner of, and held an aggregate 97.3% partnership interest in, SLT Realty Limited Partnership (the “Realty Partnership” and, together with the Operating

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
AND STARWOOD HOTELS & RESORTS

NOTES TO FINANCIAL STATEMENTS — (Continued)

Partnership, the “Partnerships”) as of September 30, 2003. The units of the Partnerships (“LP Units”) held by the limited partners of the respective Partnerships are exchangeable on a one-for-one basis for Shares. At September 30, 2003, there were approximately 5.7 million LP Units outstanding (including 4.3 million LP Units held by the Corporation). For all periods presented, the LP Units are assumed to have been converted to Shares for purposes of calculating basic and diluted weighted average Shares outstanding.

Note 2.     Significant Accounting Policies

      Earnings Per Share. The following reconciliation of basic earnings per Share to diluted earnings from continuing operations assumes the conversion of LP Units to Shares (in millions, except per Share data):

	Three Months Ended September 30,

	2003			2002

	Earnings	Shares	Per Share	Earnings	Shares	Per Share

Basic earnings from continuing operations	$47	203	$0.23	$53	201	$0.27
Effect of dilutive securities:
Employee options and restricted stock awards	—	5		—	3

Diluted earnings from continuing operations	$47	208	$0.23	$53	204	$0.26

	Nine Months Ended September 30,

	2003			2002

	Earnings	Shares	Per Share	Earnings	Shares	Per Share

Basic earnings from continuing operations	$17	202	$0.09	$162	201	$0.81
Effect of dilutive securities:
Employee options and restricted stock awards	—	3		—	4

Diluted earnings from continuing operations	$17	205	$0.08	$162	205	$0.79

      Included in the Basic Share numbers are approximately 1.2 million shares of Class A EPS and Class B EPS for both the three and nine months ended September 30, 2003 and approximately 1.6 million shares for both the three and nine months ended September 30, 2002.

      Reclassifications. Certain reclassifications have been made to the prior year financial statements to conform to the current year presentation

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

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
AND STARWOOD HOTELS & RESORTS

NOTES TO FINANCIAL STATEMENTS — (Continued)

Financial Accounting Standards (“SFAS”) No. 123 “Accounting for Stock-Based Compensation” to stock-based employee compensation:

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,

	2003	2002	2003	2002

	(In millions, except per Share data)
Net income, as reported	$48	$52	$222	$264
Deduct: SFAS No. 123 compensation cost	(23)	(26)	(78)	(86)
Tax effect	8	9	27	30

Proforma net income	$33	$35	$171	$208

Earnings per Share:
Basic, as reported	$0.24	$0.26	$1.10	$1.31

Basic, proforma	$0.16	$0.17	$0.85	$1.03

Diluted, as reported	$0.23	$0.26	$1.08	$1.29

Diluted, proforma	$0.16	$0.17	$0.83	$1.01

	Three Months
	Ended
	September 30,

	2003	2002

Average Black Scholes Assumptions:
Dividend Yield	3.1%	2.1%
Volatility	41%	47%
Risk-free rate	1.9%	2.6%
Expected life	3 yrs	3 yrs

      Recently Issued Accounting Standards. In May 2003, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 150 “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity, and is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. As a result of further discussion by the FASB on October 8, 2003, the FASB clarified that minority interests in consolidated partnerships with specified finite lives should be reclassified as liabilities and presented at fair market value unless the interests are convertible into the equity of the parent. Fair market value adjustments occurring subsequent to July 1, 2003 would be recorded as a component of interest expense. At their October 29, 2003 meeting, the FASB agreed to indefinitely defer the implementation of a portion of SFAS No. 150 regarding the accounting treatment for minority interests in finite life partnerships. Therefore, until a final resolution is reached, the Company will not implement this aspect of the standard. If the company were to adopt this aspect of the standard under its current provisions, it is not expected to have a material impact on the Company’s financial statements.

      In January 2003, the FASB issued Financial Interpretation (“FIN”) No. 46, “Consolidation of Variable Interest Entities” (“VIE’s”) in an effort to expand and clarify existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities and activities of another entity. FIN No. 46 is effective immediately for all enterprises with variable interests in VIE’s created after January 31, 2003. FIN No. 46 provisions must be applied to variable interests in VIE’s created before February 1, 2003 beginning in the fourth quarter of 2003. If an entity is determined to be a VIE, it must be

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
AND STARWOOD HOTELS & RESORTS

NOTES TO FINANCIAL STATEMENTS — (Continued)

consolidated by the enterprise that absorbs the majority of the VIE’s expected losses if they occur, receives a majority of the VIE’s expected residual returns if they occur, or both. Where it is reasonably possible that the company will consolidate or disclose information about a VIE, the company must disclose the nature, purpose, size and activity of the VIE and the company’s maximum exposure to loss as a result of its involvement with the VIE in all financial statements issued after January 31, 2003.

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

      The Company has reviewed its different forms of investments and at this time, does not believe that the adoption of FIN No. 46 will result in the consolidation of a significant number of previously unconsolidated entities. The adoption of FIN No. 46 may result in additional disclosure about a limited number of investments in VIE’s. The Company does not expect such disclosure to be material.

      In November 2002, the FASB issued FIN No. 45 “Guarantor Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”. This interpretation modifies the accounting treatment for certain guarantees and is effective for all guarantees issued or modified after December 31, 2002. The new disclosure rules are effective for interim or annual periods ending after December 15, 2002. The Company has incorporated the disclosure requirements into this filing and is monitoring its new guarantees for compliance. The adoption of FIN No. 45 did not have a material impact on the Company.

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

Note 3.     Assets Held for Sale

      The Company considers properties to be assets held for sale when management approves and commits to a formal plan to actively market a property for sale or a signed sales contract exists. Upon designation as an asset held for sale, the Company records the carrying value of each property at the lower of its carrying value or its estimated fair value, less estimated costs to sell, and the Company stops recording depreciation expense. Any gain realized in connection with the sale of properties for which the Company has significant continuing involvement (such as through a management or franchise agreement) is deferred and recognized over the life of the associated involvement (e.g., the initial term of the related agreement).

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

      In June 2003, the Company also sold a portfolio of assets including four hotels, a marina and shipyard, a golf club and a 51% interest in its undeveloped land in Costa Smeralda in Sardinia, Italy (“Sardinia Assets”) for 290 million Euro (approximately $340 million based on exchange rates at the time the sale closed) in gross cash proceeds. The Company continues to manage the four hotels subject to long-term management contracts. Accordingly, the results related to the Sardinia Assets prior to the sale date are not classified as discontinued

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
AND STARWOOD HOTELS & RESORTS

NOTES TO FINANCIAL STATEMENTS — (Continued)

operations and the gain on sale of $82 million, which is subject to final adjustments which are not expected to be material, was deferred and is being recognized in earnings over the 10.5 year life of the management contracts.

      At the end of the first quarter of 2003, the Company approved a plan to sell a portfolio of 18 non-core domestic hotels including several non-proprietary branded hotels. As a result, in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company classified these hotels as held for sale in the accompanying consolidated balance sheets and recorded an impairment charge of approximately $174 million (pre-tax) to reflect the fair value less selling costs of this portfolio in the first half of 2003. In the latter part of the second quarter and throughout the third quarter, the Company sold 15 of these non-core domestic hotels for approximately $404 million and in October 2003, completed the sale of one additional hotel. The majority of these hotels were sold subject to franchise agreements. An additional charge of $3 million was recorded in the third quarter of 2003 primarily related to post closing adjustments to the sale prices of these hotels. The Company expects to close the remaining two sales later in 2003.

Note 4.     Discontinued Operations

      In accordance with SFAS No. 144, as a result of the sale of the Principe (see Note 3. Assets Held for Sale) with no continuing involvement in June 2003, the accompanying consolidated financial statements reflect the results of operations of the Principe as a discontinued operation. Interest expense of $0 million and $7 million, respectively, for the three and nine month period ended September 30, 2003 and $4 million and $11 million, respectively, for the three and nine month periods ended September 30, 2002 was allocated to discontinued operations based upon the amount of Euro denominated debt that was required to be repaid upon the consummation of the sale. The amount of Euro denominated debt allocated to discontinued operations was approximately $284 million at December 31, 2002. Summary financial information for discontinued operations is as follows (in millions) (unaudited):

December 31,
2002

Balance Sheet Data
Total long lived assets	$63
Goodwill	$55
Total assets	$123
Total liabilities	$11
Debt allocated or attributed to discontinued operations	$284
Working capital deficiency	$(2)

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,

	2003	2002	2003	2002

Income Statement Data
Revenues	$—	$10	$22	$32
Operating income	$—	$2	$7	$9
Interest expense on debt repaid with sales proceeds	$—	$4	$7	$11
Income tax expense (benefit)	$—	$(1)	$1	$—
Loss from operations, net of tax	$—	$(1)	$(1)	$(2)
Gain on disposition, net of tax	$1	$—	$206	$104

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
AND STARWOOD HOTELS & RESORTS

NOTES TO FINANCIAL STATEMENTS — (Continued)

      For the nine months ended September 30, 2003, the gain from disposition consists of $194 million (pre-tax) of gains recorded in connection with the sale of the Principe on June 30, 2003 and the reversal of $52 million (pre-tax) of reserves relating to the Company’s former gaming business disposed of in 1999. The Company believes that these reserves are no longer required.

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

Note 5.     Restructuring and Other Special Credits

      The Company had remaining accruals related to restructuring charges of $25 million at September 30, 2003 and December 31, 2002, of which $21 million is included in other liabilities in the accompanying September 30, 2003 and December 31, 2002 consolidated balance sheets. During the nine months ended September 30, 2003, the Company recorded a net reversal of $1 million of other special charges related to the collections of receivables which were previously deemed uncollectible. During the nine months ended September 30, 2002, the Company recorded a net reversal of $5 million of other special charges primarily related to sales of its investments in certain e-business ventures previously deemed impaired and the collections of receivables which were previously deemed uncollectible. The following table summarizes restructuring and other special credits activity during the three and nine months ended September 30, 2003 and 2002:

	Noncash	Cash	Expenditures	Total
	Charges	Expenditures	Accrued	Credit

Three Months Ended September 30, 2003
Other special credits:
Adjustments to receivables previously written down	$—	$—	$(1)	$(1)

Total other special credits	$—	$—	$(1)	$(1)

	Noncash	Cash	Expenditures	Total
	Charges	Expenditures	Accrued	Credit

Nine Months Ended September 30, 2003
Other special credits:
Adjustments to receivables previously written down	$—	$—	$(1)	$(1)

Total other special credits	$—	$—	$(1)	$(1)

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
AND STARWOOD HOTELS & RESORTS

NOTES TO FINANCIAL STATEMENTS — (Continued)

	Noncash	Cash	Expenditures	Total
	Charges	Expenditures	Accrued	Credit

Three Months Ended September 30, 2002
Other special credits:
Adjustments to e-business investment previously written down	$—	$—	$(2)	$(2)

Total other special credits	$—	$—	$(2)	$(2)

	Noncash	Cash	Expenditures	Total
	Charges	Expenditures	Accrued	Credit

Nine Months Ended September 30, 2002
Other special credits:
Adjustments to e-business investments previously written down	$—	—	$(3)	$(3)
Adjustments to receivables previously written down	—	—	(4)	(4)
Argentina expropriation loss	2	—	—	2

Total other special credits	$2	$—	$(7)	$(5)

Note 6.     Notes Receivable Securitizations and Sales

      At September 30, 2003, the Company has approximately $154 million in net timeshare notes receivable. From time to time, the Company securitizes or sells these timeshare notes receivable. The Company accounts for its notes receivable securitizations and sales as transactions in accordance with SFAS No. 140. The Company accounted for both of the transactions described below as SFAS No. 140 sales. The Company retains interests in the assets transferred to qualified and non-qualified special purpose entities which are accounted for as over-collateralizations and interest only strips (“Beneficial or Retained Interests”). These Beneficial or Retained Interests are treated as “trading” for transactions prior to 2002 and “available-for-sale” for transactions thereafter under the provisions of SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities.”

      During the nine months ended September 30, 2003, the Company sold $30 million of notes receivable into existing special purpose entities (see discussion below), resulting in a gain of $4 million, which is included in other hotel and leisure revenues in the consolidated statements of income. An additional $2 million of gains were recognized due to the substitution of defaulted notes in the nine month periods ended September 30, 2003, pursuant to the substitution rights described below.

      In June 2002, the Company sold, without recourse, through a special purpose entity (the “SPE”), notes receivable originated by the Company’s vacation ownership operations in connection with the sale of VOIs. If certain conditions are not met, the Company may be obligated to repurchase a transferred note if representations or warranties made by the Company with regard to the transferred note are found not to have been accurate at the date of transfer. The Company may elect to substitute a non-qualifying note with another qualifying note, if available. The Company continues to service the sold notes. The Company’s right to receive cash flows from the Beneficial and Retained Interests is limited to cash available after paying the SPE’s financing expenses, program fees and absorbing credit losses related to the sold notes. Net cash proceeds received from this sale of notes receivable through September 30, 2002 were approximately $102 million. Gains from the sale of these notes totaled $12 million for the nine months ended September 30, 2002 and are included in other hotel and leisure revenues in the consolidated statements of income. An additional $1 million

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
AND STARWOOD HOTELS & RESORTS

NOTES TO FINANCIAL STATEMENTS — (Continued)

of gains was recognized due to the substitution of defaulted notes in the nine month period ending September 30, 2002 pursuant to the substitution rights described below.

      At September 30, 2003, $110 million of principal balances are outstanding under the sale of receivables in 2001 and an additional $126 million of principal balances are outstanding under the sales of receivables in 2002. Delinquencies of more than 90 days on these receivables at September 30, 2003 amounted to approximately $3 million and $2 million for the sales of receivables in 2001 and 2002, respectively.

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

      The Company has completed a sensitivity analysis on the net present value of the Beneficial and Retained Interests to measure the change in value associated with independent changes in individual key variables. The methodology used applied unfavorable changes that would be considered statistically significant for the key variables of prepayment rate, discount rate and expected gross credit losses. The net present value of Beneficial and Retained Interests at September 30, 2003 was approximately $20 million and approximately $29 million, respectively. The decrease in value of the Beneficial and Retained Interests as a result of various changes in key variables are as follows (in millions):

	Beneficial	Retained
	Interests	Interests

Annual prepayment:
100 basis points-dollars	$0.1	$0.2
100 basis points-percentage	0.5%	0.9%
200 basis points-dollars	$0.2	$0.5
200 basis points-percentage	1.0%	1.7%
Discount rate:
100 basis points-dollars	$0.3	$0.6
100 basis points-percentage	1.6%	2.1%
200 basis points-dollars	$0.6	$1.2
200 basis points-percentage	3.2%	4.1%
Gross annual rate of credit losses:
100 basis points-dollars	$1.0	$1.9
100 basis points-percentage	4.9%	6.7%
200 basis points-dollars	$1.9	$3.8
200 basis points-percentage	9.6%	13.1%

Note 7.	Derivative Financial Instruments

      The Company enters into interest rate swap agreements to manage interest expense. The Company’s objective is to manage the impact of interest rates on the results of operations, cash flows and the market value of the Company’s debt. At September 30, 2003, the Company had one outstanding interest rate swap

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
AND STARWOOD HOTELS & RESORTS

NOTES TO FINANCIAL STATEMENTS — (Continued)

agreement under which the Company pays a fixed rate and receives a variable rate of interest (the “Interest Rate Swap Agreement”). The notional amount of the Interest Rate Swap Agreement was approximately $47 million and the estimated fair value of the Interest Rate Swap Agreement was a liability of approximately $50,000 as of September 30, 2003. This agreement is scheduled to mature in December 2003 and, upon maturity, any unrealized gains or losses will be recognized in the Company’s earnings.

      At September 30, 2003, the Company also had five outstanding interest rate swap agreements under which the Company pays floating rates and receives fixed rates of interest (the “Fair Value Swaps”). The aggregate notional amount of the Fair Value Swaps was $1.050 billion. The Fair Value Swaps hedge the change in fair value of certain fixed rate debt related to fluctuations in interest rates and mature through 2007. The Fair Value Swaps modify the Company’s interest rate exposure by effectively converting debt with a fixed rate to a floating rate. The fair value of the Fair Value Swaps was an asset of approximately $23 million at September 30, 2003.

      From time to time, the Company uses various hedging instruments to hedge the foreign currency exposure associated with the Company’s non-U.S.-dollar denominated assets and liabilities (“Foreign Currency Hedges”). At September 30, 2003, the Company had one Foreign Currency Hedge outstanding with a U.S. dollar equivalent of the contractual amount of the contract of approximately $167 million. This contract matures August 2004. The fair value of this hedge is a liability of approximately $11 million at September 30, 2003.

      Periodically, the Company hedges the net assets of certain international subsidiaries (“Net Investment Hedges”) using various hedging instruments to manage the translation and economic exposures related to the Company’s investments in these subsidiaries. The Company measures the effectiveness of derivatives designated as Net Investment Hedges by using the changes in forward exchange rates because this method best reflects the Company’s risk management strategies and the economics of those strategies in the financial statements. Under this method, the change in fair value of the hedging instrument attributable to the changes in forward exchange rates is reported in stockholders’ equity to offset the translation results on the hedged net investment. The remaining change in fair value of the hedging instrument, if any, is recognized through income. As of September 30, 2003, the Company had two Net Investment Hedges on a portion of the Company’s Euro-denominated subsidiaries (“Euro Net Investment Hedges”). The Euro Net Investment Hedges minimize currency risk arising from Euro-based net assets. The Euro Net Investment Hedges have a total notional amount of 200 million Euro and mature in June 2004. The fair value of these hedges is a liability of approximately $5 million at September 30, 2003.

      The Company does not expect its derivative financial instruments to significantly impact earnings for the next twelve months.

Note 8.	Stockholders’ Equity

      Exchangeable Preferred Shares. During 1998, 5.5 million shares of Class B EPS and approximately 800,000 exchangeable units were issued by the Trust in connection with the Westin Merger. Exchangeable units and Class B EPS have a liquidation preference of $38.50 per share and provide the holders with the right, from and after the fifth anniversary of the Westin Merger, which began on January 2, 2003, to require the Trust to redeem such shares at a price of $38.50 for a one-year period after which, they are convertible only into Shares on a one-for-one basis. Shares of exchangeable units and Class B EPS are convertible on a one-for-one basis (subject to certain adjustments) to Class A EPS. During the nine months ended September 30, 2003, in accordance with the terms of the Class B EPS discussed above, 463,010 units of Class B EPS were put back to the Company for approximately $18 million. At September 30, 2003, there are approximately 870,000 Class B EPS and exchangeable units outstanding that may be put back to the Company before January 2, 2004.

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

      The following table presents revenues, operating income, capital expenditures and assets for the Company’s reportable segments (in millions):

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,

	2003	2002	2003	2002

Revenues(a):
Hotel	$803	$870	$2,482	$2,594
Vacation Ownership	133	90	337	270

Total	$936	$960	$2,819	$2,864

Operating income(b):
Hotel	$102	$141	$321	$475
Vacation Ownership	32	14	78	57

Total	$134	$155	$399	$532

Capital expenditures:
Hotel	$53	$62	$137	$144
Vacation Ownership	10	21	40	31
Corporate	6	12	18	30

Total	$69	$95	$195	$205

	September 30,	December 31,
	2003	2002

Assets:
Hotel(c)	$10,904	$11,183
Vacation Ownership	908	882
Corporate	108	125

Total	$11,920	$12,190

(a)	Balance excludes other revenues from managed and franchised properties of $204 million, $187 million for the three months ended September 30, 2003 and 2002, respectively, and $634 million and $589 million for the nine months ended September 30, 2003 and 2002, respectively.

(b)	The following costs are not allocated to the business segments in evaluating operating income:

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
AND STARWOOD HOTELS & RESORTS

NOTES TO FINANCIAL STATEMENTS — (Continued)

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,

	2003	2002	2003	2002

Corporate selling, general and administrative	$23	$30	$99	$90
Restructuring and other special credits, net	$(1)	$(2)	$(1)	$(5)

(c)	Includes assets held for sale of $72 million and $839 million at September 30, 2003 and December 31, 2002, respectively.

Note 10.	Commitments and Contingencies

      Guaranteed Loans and Commitments. In limited cases, the Company has made loans to owners of or partners in hotel or resort ventures for which the Company has a management or franchise agreement. Loans outstanding under this program totaled $146 million at September 30, 2003. Unfunded loan commitments aggregating $34 million were outstanding at September 30, 2003, of which minimal amounts are expected to be funded in 2003 and $16 million is expected to be funded in total. These loans typically are secured by pledges of project ownership interests and/or mortgages on the projects.

      The Company participates in programs with unaffiliated lenders in which the Company may partially guarantee loans made to facilitate third-party ownership of hotels that the Company manages or franchises. At September 30, 2003, the Company was a guarantor for loans that could reach a maximum of $144 million relating to three projects: the St. Regis in Monarch Beach, California, which opened in mid-2001; the Westin Kierland Resort and Spa in Scottsdale, Arizona, which opened in November 2002; and the Westin in Charlotte, North Carolina, which opened in April 2003. In connection with the loan guarantee for the Westin Charlotte, the Company also entered into a guarantee to fund working capital shortfalls for this resort through 2005. No significant fundings are anticipated under this working capital guarantee. With respect to the Westin Kierland, the guarantee is joint and several with another equity partner. The Company does not anticipate any significant funding under these loan guarantees in 2003, as all projects are well capitalized. Furthermore, since each of these properties was funded with significant equity financing and subordinated debt financing, if the Company’s loan guarantees were to be called, the Company could take an equity position in these properties at values significantly below construction costs.

      Surety bonds issued on behalf of the Company as of September 30, 2003 totaled $75 million, the majority of which were required by state or local governments relating to our vacation ownership operations and by our insurers to secure large deductible insurance programs.

      In order to secure management contracts, the Company may provide performance guarantees to third-party owners. Most of these performance guarantees allow the Company to terminate the contract rather than fund shortfalls if certain performance levels are not met. In limited cases, the Company is obliged to fund shortfalls in performance levels. As of September 30, 2003, the Company had seven management contracts with performance guarantees with possible cash outlays of up to $74 million, $50 million of which, if required, would be funded over a period of 25 years and would be largely offset by management fees received under these contracts. Many of the performance tests are multi-year tests, are tied to the results of a competitive set of hotels, and have exclusions for force majeure and acts of war and terrorism. The Company does not anticipate any significant funding under the performance guarantees in 2003. In addition, the Company has agreed to guarantee certain performance levels at a managed hotel that has authorized VOI sales and marketing. The exact amount and nature of the guaranty is currently under dispute. However, the Company does not believe that any payments under this guaranty will be significant. Lastly, the Company does not anticipate losing any significant management or franchise contracts in 2003.

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

      In May 2003, the Company sold an aggregate amount of $360 million 3.5% coupon convertible senior notes due 2023. The notes are convertible, subject to certain conditions, into 7.2 million Shares based on a conversion price of $50.00 per Share. Gross proceeds received were used to repay a portion of the Company’s Senior Credit Facility and for other operational purposes. Holders may first present their notes to the Company for repurchase in May 2006.

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

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
AND STARWOOD HOTELS & RESORTS

NOTES TO FINANCIAL STATEMENTS — (Continued)

	Balance Sheet
	September 30, 2003
	(In millions)

			Non-
		Guarantor	Guarantor
	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated

Assets
Current assets:
Cash and cash equivalents	$621	$—	$166	$—	$787
Restricted cash	6	—	78	—	84
Inventories	23	—	178	—	201
Other current assets	127	4	390	—	521

Total current assets	777	4	812	—	1,593
Intercompany	(6,516)	(4,441)	10,957	—	—
Investments in consolidated subsidiaries	11,731	9,903	—	(21,634)	—
Plant, property and equipment, net	329	—	6,617	—	6,946
Assets held for sale	—	—	72	—	72
Goodwill and intangible assets, net	1,649	2	825	—	2,476
Other assets	165	37	631	—	833

	$8,135	$5,505	$19,914	$(21,634)	$11,920

Liabilities and stockholders’ equity
Current liabilities:
Short-term borrowings and current maturities of long-term debt	$28	$250	$164	$—	$442
Other current liabilities	406	54	661	—	1,121

Total current liabilities	434	304	825	—	1,563
Long-term debt	2,500	1,072	871	—	4,443
Deferred income taxes	809	—	111	—	920
Other liabilities	33	100	435	—	568

	3,776	1,476	2,242	—	7,494
Minority Interest	1	—	37	—	38
Exchangeable units and Class B preferred shares, at redemption value of $38.50	3	—	30	—	33
Commitments and contingencies
Total stockholders’ equity	4,355	4,029	17,605	(21,634)	4,355

	$8,135	$5,505	$19,914	$(21,634)	$11,920

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

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
AND STARWOOD HOTELS & RESORTS

NOTES TO FINANCIAL STATEMENTS — (Continued)

	Statement of Income
	Three Months Ended September 30, 2003
	(In millions)

		Guarantor	Non-Guarantor
	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated

Revenues
Owned, leased and consolidated joint venture hotels	$257	$—	$478	$—	$735
Other hotel and leisure	12	—	263	(74)	201
Equity earnings in consolidated subsidiaries	107	71	—	(178)	—

	376	71	741	(252)	936
Other revenues from managed and franchised properties	183	—	21	—	204

	559	71	762	(252)	1,140
Costs and Expenses
Owned, leased and consolidated joint venture hotels	268	—	383	(74)	577
Selling, general and administrative and other	41	1	101	—	143
Restructuring and other special credits, net	(1)	—	—	—	(1)
Depreciation and amortization	12	—	93	—	105

	320	1	577	(74)	824
Other expenses from managed and franchised properties	183	—	21	—	204

	503	1	598	(74)	1,028
Operating income	56	70	164	(178)	112
Interest expense, net of interest income	(48)	(91)	70	—	(69)
Loss on asset dispositions and impairments, net	—	—	(3)	—	(3)

	8	(21)	231	(178)	40
Income tax benefit	39	32	(64)	—	7
Minority equity in net loss (income)	—	—	—	—	—

Income from continuing operations	47	11	167	(178)	47
Discontinued operations:
Loss from operations, net of taxes	—	—	—	—	—
Gain on dispositions, net of taxes	1	—	1	(1)	1

Net income	$48	$11	$168	$(179)	$48

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
AND STARWOOD HOTELS & RESORTS

NOTES TO FINANCIAL STATEMENTS — (Continued)

	Statement of Income
	Three Months Ended September 30, 2002
	(In millions)

		Guarantor	Non-Guarantor
	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated

Revenues
Owned, leased and consolidated joint venture hotels	$288	$—	$508	$—	$796
Other hotel and leisure	12	1	226	(75)	164
Equity earnings in consolidated subsidiaries	112	90	—	(202)	—

	412	91	734	(277)	960
Other revenues from managed and franchised properties	169	—	18	—	187

	581	91	752	(277)	1,147
Costs and Expenses
Owned, leased and consolidated joint venture hotels	290	—	368	(75)	583
Selling, general and administrative and other	37	—	86	—	123
Restructuring and other special credits, net	—	—	(2)	—	(2)
Depreciation and amortization	14	—	115	—	129

	341	—	567	(75)	833
Other expenses from managed and franchised properties	169	—	18	—	187

	510	—	585	(75)	1,020
Operating income	71	91	167	(202)	127
Interest expense, net of interest income	(52)	(92)	67	—	(77)
Gain on asset dispositions and impairments, net	—	—	6	—	6

	19	(1)	240	(202)	56
Income tax expense	33	32	(68)	—	(3)
Minority equity in net loss (income)	1	—	(1)	—	—

Income from continuing operations	53	31	171	(202)	53
Discontinued operations:
Loss from operations, net of taxes	(1)	(1)	(1)	2	(1)
Gain on dispositions, net of taxes	—	62	37	(99)	—

Net income	$52	$92	$207	$(299)	$52

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
AND STARWOOD HOTELS & RESORTS

NOTES TO FINANCIAL STATEMENTS — (Continued)

	Statement of Income
	Nine Months Ended September 30, 2003
	(In millions)

		Guarantor	Non-Guarantor
	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated

Revenues
Owned, leased and consolidated joint venture hotels	$824	$—	$1,464	$—	$2,288
Other hotel and leisure	38	1	720	(228)	531
Equity earnings in consolidated subsidiaries	238	233	—	(471)	—

	1,100	234	2,184	(699)	2,819
Other revenues from managed and franchised properties	576	—	58	—	634

	1,676	234	2,242	(699)	3,453
Costs and Expenses
Owned, leased and consolidated joint venture hotels	859	—	1,150	(228)	1,781
Selling, general and administrative and other	159	1	251	—	411
Restructuring and other special credits, net	(1)	—	—	—	(1)
Depreciation and amortization	39	—	288	—	327

	1,056	1	1,689	(228)	2,518
Other expenses from managed and franchised properties	576	—	58	—	634

	1,632	1	1,747	(228)	3,152
Operating income	44	233	495	(471)	301
Interest expense, net of interest income	(134)	(271)	186	—	(219)
Loss on asset dispositions and impairments, net	(1)	—	(178)	—	(179)

	(91)	(38)	503	(471)	(97)
Income tax benefit	107	94	(88)	—	113
Minority equity in net loss (income)	1	—	—	—	1

Income from continuing operations	17	56	415	(471)	17
Discontinued operations:
Loss from operations, net of taxes	(1)	(1)	(1)	2	(1)
Gain on dispositions, net of taxes	206	203	174	(377)	206

Net income	$222	$258	$588	$(846)	$222

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
AND STARWOOD HOTELS & RESORTS

NOTES TO FINANCIAL STATEMENTS — (Continued)

	Statement of Income
	Nine Months Ended September 30, 2002
	(In millions)

		Guarantor	Non-Guarantor
	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated

Revenues
Owned, leased and consolidated joint venture hotels	$880	$—	$1,506	$—	$2,386
Other hotel and leisure	42	1	694	(259)	478
Equity earnings in consolidated subsidiaries	383	281	—	(664)	—

	1,305	282	2,200	(923)	2,864
Other revenues from managed and franchised properties	533	—	56	—	589

	1,838	282	2,256	(923)	3,453
Costs and Expenses
Owned, leased and consolidated joint venture hotels	911	—	1,087	(259)	1,739
Selling, general and administrative and other	138	—	180	—	318
Restructuring and other special credits, net	(4)	—	(1)	—	(5)
Depreciation and amortization	38	—	327	—	365

	1,083	—	1,593	(259)	2,417
Other expenses from managed and franchised properties	533	—	56	—	589

	1,616	—	1,649	(259)	3,006
Operating income	222	282	607	(664)	447
Interest expense, net of interest income	(177)	(270)	187	—	(260)
Gain on asset dispositions and impairments, net	—	—	2	—	2

	45	12	796	(664)	189
Income tax expense	116	94	(237)	—	(27)
Minority equity in net loss (income)	1	—	(1)	—	—

Income from continuing operations	162	106	558	(664)	162
Discontinued operations:
Loss from operations, net of taxes	(2)	(2)	(2)	4	(2)
Gain on dispositions, net of taxes	104	62	37	(99)	104

Net income	$264	$166	$593	$(759)	$264

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
AND STARWOOD HOTELS & RESORTS

NOTES TO FINANCIAL STATEMENTS — (Continued)

	Statement of Cash Flows
	Nine Months Ended September 20, 2003
	(In millions)

		Guarantor	Non-Guarantor
	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated

Operating Activities
Net income	$222	$258	$588	$(846)	$222
Exclude:
Discontinued operations	(205)	(202)	(173)	375	(205)

Income from continuing operations	17	56	415	(471)	17
Adjustments to income from continuing operations and changes in working capital	287	(51)	(208)	471	499

Cash from continuing operations	304	5	207	—	516
Cash from discontinued operations	—	—	10	—	10

Cash from operating activities	304	5	217	—	526

Investing Activities
Purchases of plant, property and equipment	(21)	—	(174)	—	(195)
Proceeds from asset sales	—	—	1,034	—	1,034
Acquisitions and investments	—	—	(7)	—	(7)
Other, net	2	—	—	—	2

Cash from (used for) investing activities	(19)	—	853	—	834

Financing Activities
Revolving credit facility and short-term borrowings, net	(60)	—	(261)	—	(321)
Long-term debt issued	360	—	86	—	446
Long-term debt repaid	—	—	(654)	—	(654)
Distributions paid	—	—	(170)	—	(170)
Other, net	33	(6)	(18)	—	9

Cash from (used for) financing activities	333	(6)	(1,017)	—	(690)

Exchange rate effect on cash and cash equivalents	—	—	9	—	9

Increase (decrease) in cash and cash equivalents	618	(1)	62	—	679
Cash and cash equivalents-beginning of period	3	1	104	—	108

Cash and cash equivalents-end of period	$621	$—	$166	$—	$787

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
AND STARWOOD HOTELS & RESORTS

NOTES TO FINANCIAL STATEMENTS — (Continued)

	Statement of Cash Flows
	Nine Months Ended September 30, 2002
	(In millions)

		Guarantor	Non-Guarantor
	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated

Operating Activities
Net income	$264	$166	$593	$(759)	$264
Exclude:
Discontinued operations	(102)	60	35	(95)	(102)

Income from continuing operations	162	226	628	(854)	162
Adjustments to income from continuing operations and changes in working capital	211	(250)	(428)	854	387

Cash from continuing operations	373	(24)	200	—	549
Cash from discontinued operations	—	—	12	—	12

Cash from (used for) operating activities	373	(24)	212	—	561

Investing Activities
Purchases of plant, property and equipment	(33)	—	(172)	—	(205)
Proceeds from asset sales, net	3	—	15	—	18
Acquisitions and investments	—	—	(43)	—	(43)
Other, net	(2)	—	5	—	3

Cash used for investing activities	(32)	—	(195)	—	(227)

Financing Activities
Revolving credit facility and short-term borrowings, net	(161)	—	(47)	—	(208)
Long-term debt issued	1,500	—	164	—	1,664
Long-term debt repaid	(1,752)	—	(74)	—	(1,826)
Distributions paid	—	—	(40)	—	(40)
Other, net	67	24	—	—	91

Cash from (used for) financing activities	(346)	24	3	—	(319)

Exchange rate effect on cash and cash equivalents	—	—	8	—	8

Increase (decrease) in cash and cash equivalents	(5)	—	28	—	23
Cash and cash equivalents-beginning of period	7	—	100	—	107

Cash and cash equivalents-end of period	$2	$—	$128	—	$130

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

•	Owned, Leased and Consolidated Joint Ventures — Represents revenue primarily derived from hotel operations, including the rental of rooms and food and beverage sales, from a worldwide network of owned, leased or consolidated joint venture hotels and resorts operated primarily under the Company’s proprietary brand names including St. Regis, The Luxury Collection, Sheraton, Westin, W and Four Points by Sheraton. Revenue is recognized when rooms are occupied and services have been rendered.

•	Management and Franchise Fees — Represents fees earned on hotels managed worldwide, usually under long-term contracts with the hotel owner, and franchise fees received in connection with the franchise of the Company’s Sheraton, Westin, Four Points by Sheraton and Luxury Collection brand names. Management fees are comprised of a base fee, which is generally based on a percentage of gross revenues, and an incentive fee, which is generally based on the property’s profitability. Base fee revenues are recognized when earned in accordance with the terms of the contract. For any time during the year, incentive fees are recognized for the fees due and earned as if the contract was terminated at that date, exclusive of any termination fees due or payable. Franchise fees are generally based on a percentage of hotel room revenues and are recognized in accordance with SFAS No. 45, “Accounting for Franchise Fee Revenue,” as the fees are earned and become due from the franchisee. Management and franchise fees are recognized in other hotel and leisure revenues in the consolidated statements of income.

•	Vacation Ownership — The Company recognizes revenue from VOI sales in accordance with SFAS No. 66, “Accounting for Sales of Real Estate.” The Company recognizes sales when a minimum of 10% of the purchase price for the VOI has been received in cash, the period of cancellation with refund has expired and receivables are deemed collectible. For sales that do not qualify for full revenue recognition as the project has progressed beyond the preliminary stages but has not yet reached completion, all revenue and profit are initially deferred and recognized in earnings through the percentage-of-completion method. Vacation ownership revenues are recognized in other hotel and leisure revenues in the consolidated statements of income. From time to time, the Company may also securitize or sell its VOI receivables. These securitizations are accounted for as sales transactions under the guidance of SFAS No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities – replacement of FASB Statement No. 125”.

      Assets Held for Sale. The Company considers properties to be assets held for sale when management approves and commits to a formal plan to actively market a property for sale or a signed sales contract exists. Upon designation as an asset held for sale, the Company records the carrying value of each property at the lower of its carrying value or its estimated fair value, less estimated costs to sell, and the Company stops recording depreciation expense. Any gain realized in connection with the sale of properties for which the Company has significant continuing involvement (such as through a management or franchise agreement) is deferred and recognized over the life of the associated involvement (e.g., the initial term of the related agreement).

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

      The liability for the SPG program is included in other long-term liabilities and accrued expenses in the accompanying consolidated balance sheets. The total actuarially determined liability as of September 30, 2003 and December 31, 2002 is $195 million and $175 million, respectively.

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

In assessing potential impairment for these investments, the Company will consider these factors as well as forecasted financial performance of its investees. If these forecasts are not met, the Company may have to record impairment charges. The fair value of investments, which is based on market prices or the value of the underlying collateral, exceeds the carrying value of investments at September 30, 2003 and December 31, 2002.

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

      Beneficial and Retained Interests. The Company periodically sells notes receivable originated by its vacation ownership business in connection with the sale of VOIs. The Company retains interests in the assets transferred to qualified and non-qualified special purpose entities, which are accounted for as over-collateralizations and interest only strips (“Beneficial or Retained Interests”). These Beneficial or Retained Interests are treated as “trading” for transactions prior to 2002 and “available-for-sale” for transactions thereafter under the provisions of SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities.” The Company reports changes in the fair values of these Beneficial or Retained Interests through the accompanying consolidated statements of income for trading securities and through the accompanying consolidated statements of comprehensive income for available-for-sale securities. The Company had

Beneficial and Retained Interests of $49 million and $47 million at September 30, 2003 and December 31, 2002, respectively.

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

      The Company’s operating results for the nine months ended September 30, 2003 were significantly impacted by the weakened worldwide economic environment, the aftermath of the war in Iraq, and the Severe Acute Respiratory Syndrome (“SARS”) epidemic, all of which resulted in a dramatic slowdown in business and international travel. The decrease in business transient demand, when compared to the nine months ended September 30, 2002, had an adverse impact on the Company’s majority owned hotels, many of which are located in major urban markets.

      However, in the third quarter of 2003, transient travel in North America, where the Company has its highest concentration of owned hotels, began to increase when compared to 2002, more than offsetting the continued weakeness in group travel.

Three Months Ended September 30, 2003 Compared with Three Months Ended September 30, 2002

      Revenues. Total revenues, including other revenues from managed and franchised properties, were $1.140 billion, a decrease of $7 million when compared to 2002 levels. Total revenues, excluding other revenues from managed and franchised properties (“Total Revenues”), declined 2.5% to $936 million for the three months ended September 30, 2003 when compared to $960 million in the corresponding period in 2002. Total Revenues reflect a 7.7% decrease in revenues from the Company’s owned, leased and consolidated joint venture hotels to $735 million for the three months ended September 30, 2003 when compared to $796 million in the corresponding period of 2002, offset by an increase of $37 million in other hotel and leisure revenues to $201 million for the three months ended September 30, 2003 when compared to $164 million in the corresponding period of 2002.

      The decrease in revenues from owned, leased and consolidated joint venture hotels is due primarily to the absence of substantially all of the revenues generated by 15 non-strategic domestic hotels and four hotels in Costa Smeralda, Italy, which were for the most part, sold in the first half of 2003. Revenues from these hotels in the third quarter of 2003 were $5 million as compared to $94 million in the third quarter of 2002. Revenues at the Company’s hotels owned during both periods (“Same-Store Owned Hotels”) (140 hotels for the three months ended September 30, 2003 and 2002, excluding 25 hotels sold or closed in 2003 and 2002) increased 4.9% to $724 million for the three months ended September 30, 2003 when compared to $690 million in the same period of 2002 due primarily to an increase in revenue per available room (“REVPAR”). REVPAR at the Company’s Same-Store Owned Hotels increased 4.4% to $99.43 for the three months ended September 30, 2003 when compared to the corresponding 2002 period. The increase in REVPAR was primarily attributed to increases in occupancy rates to 68.7% in the three months ended September 30, 2003 when compared to 65.6% in the same period in 2002, slightly offset by decreases in average daily rate (“ADR”) at these Same-Store Owned Hotels to $144.81 for the three months ended September 30, 2003 compared to

$145.23 for the corresponding 2002 period. REVPAR at Same-Store Owned Hotels in North America increased 3.2% for the three months ended September 30, 2003 when compared to the same period of 2002 due to increased transient business which more than offset the decline in group travel for the period. REVPAR at the Company’s international Same-Store Owned Hotels, increased by 7.8% for the three months ended September 30, 2003 when compared to the same period of 2002. REVPAR for Same-Store Owned Hotels in Europe, where the Company has its biggest concentration of international owned hotels, decreased 5.7% excluding the favorable effect of foreign currency translation.

      The increase in other hotel and leisure revenues, for the three months ended September 30, 2003 when compared to the same period in 2002, resulted from the increase in vacation ownership revenues of 47.9% to $133 million in 2003 compared to $90 million in 2002. Contract sales of VOI inventory increased 26.5% in the three months ended September 30, 2003 when compared to the same period in 2002, primarily as a result of sales at the Westin Ka’anapali Ocean Resort Villas in Maui, Hawaii. There were no sales of vacation ownership receivables during the three months ended September 30, 2003. In the three months ended September 30, 2002, the Company recognized a gain on sale of vacation ownership receivables of $3 million. Other hotel and leisure revenues also includes the Company’s share of costs associated with construction remediation efforts at an unconsolidated joint venture totaling $3 million and $5 million, respectively, for the three months ended September 30, 2003 and 2002.

      Other revenues and expenses from managed and franchised properties were $204 million and $187 million for the three months ended September 30, 2003 and 2002, respectively. These revenues represent reimbursements of costs incurred on behalf of managed hotel properties and franchisees. These costs relate primarily to payroll costs at managed properties where the Company is the employer. Since the reimbursements are made based upon the costs incurred with no added margin, these revenues and corresponding expenses have no effect on the Company’s operating income, net income or profit margins.

      Operating Income. Total Company operating income (which includes $1 million of restructuring and other special credits and $3 million of construction remediation costs at an unconsolidated joint venture in 2003 and $2 million of restructuring and other special credits, $5 million of construction remediation costs at an unconsolidated joint venture and $3 million of foreign exchange losses related to the devaluation of the Argentine Peso in 2002) was $112 million in the three months ended September 30, 2003 compared to $127 million in 2002. Excluding depreciation and amortization of $105 million and $129 million for the three months ended September 30, 2003 and 2002, respectively, operating income decreased 15.2% or $39 million to $217 million for the three months ended September 30, 2003 when compared to $256 million in the same period in 2002, primarily due to the decline in operating income at the Company’s owned, leased and consolidated joint venture hotels resulting from the absence of substantially all of the lost operating income from the sold properties discussed above. Operating income at the Company’s owned, leased and consolidated joint venture hotels was $102 million in the three months ended September 30, 2003 compared to $141 million in the same period of 2002. Operating income from the sold properties was breakeven in 2003 compared to an operating income of $32 million in 2002. Despite the increased revenues at Same-Store Owned Hotels, operating income at these hotels in North America was negatively impacted by increased property taxes and insurance costs, including workers compensation and health insurance. Operating income for the vacation ownership segment increased to $32 million in the three months ended September 30, 2003 compared to $14 million in 2002 primarily due to the significant increase in sales, and resulting operating income at the Westin Ka’anapali Ocean Resort Villas in Maui, Hawaii.

      Restructuring and Other Special Credits. During the third quarter of September 30, 2003, the Company recorded a $1 million reversal of other special charges related to the collections of receivables which were previously deemed uncollectible. During the third quarter of 2002, the Company recorded a $2 million reversal of other special charges primarily related to its investment in a certain e-business venture previously deemed impaired.

      Depreciation and Amortization. Depreciation expense decreased $23 million, to $100 million during the three months ended September 30, 2003 compared to $123 million in the corresponding period of 2002. Additional depreciation expense resulting from capital expenditures at the Company’s owned, leased and consolidated joint venture hotels in the past 12 months was more than offset by the reduced depreciation expense from fully depreciated furniture, fixtures and equipment, as the Company reached the five year anniversary of the merger with ITT Corporation in February 2003 and the classification of the 18 non-core domestic hotels and the four Costa Smeralda hotels and the Hotel Principe di Savoia in Milan, Italy (“Principe”) as held for sale effective March 31, 2003 (as discussed earlier, most of these hotels were later sold). Amortization was $5 million in the three months ended September 30, 2003 compared to $6 million in the corresponding period of 2002.

      Net Interest Expense. Interest expense, which is net of interest income of $2 million and $0 million in the three months ended September 30, 2003 and 2002, respectively, and discontinued operations allocations of $4 million for the three months ended September 30, 2002, decreased to $69 million from $77 million. This decrease was due primarily to the paydown of debt with $1.1 billion of proceeds from the domestic and Italian hotel sales discussed previously of as well as lower interest rates in 2003 compared to the third quarter of 2002. The Company’s weighted average interest rate was 5.50% at September 30, 2003 versus 5.81% at September 30, 2002.

      Gain (Loss) On Asset Dispositions and Impairments, Net. During the first half of 2003, the Company recorded an impairment charge of approximately $174 million (pre-tax) to write down a portfolio of 18 non-core domestic hotels, including several non-proprietary branded hotels to fair value less selling costs due to the Company’s plan to dispose of these assets subject to, in most cases, franchise agreements. The Company completed the sale of 15 of these hotels in late June and throughout the third quarter of 2003 and, in October 2003, completed the sale of one additional hotel. The Company expects to close on the two remaining properties later in 2003. An additional impairment charge of $3 million was recorded in the third quarter of 2003 primarily related to post closing adjustments to the sale prices of these hotels. During the third quarter of 2002, the Company recorded a $6 million gain on sale related primarily to the sale of its investment in Interval International.

      Discontinued Operations. For the three months ended September 30, 2002, loss from discontinued operations represents the results of the Principe net of $4 million of allocated interest expense. The Company sold the Principe in June 2003, with no continuing involvement, resulting in a gain on sale of $193 million (pre-tax). An additional $1 million pre-tax gain was recorded in the third quarter of 2003 related to post-closing adjustments to the Principe sale, as well as the after tax reversal of certain reserves relating to the Company’s former gaming business disposed of in 1999. The Company believes these reserves are no longer required.

      Income Tax Expense. The effective income tax rate for continuing operations for the third quarter of 2003 excluding special items was a benefit of 9.3% compared to a tax rate of 2.0% in the corresponding quarter in 2002. The Company’s effective income tax rate excluding special items is determined by the level and composition of pre-tax income subject to varying foreign, state and local taxes and other items. The effective income tax rate for the quarter ended September 30, 2003 is lower than the prior year due to the combination of the lower than expected pre-tax earnings for 2003 and the level of the Company’s 2003 dividend, which at this time, is expected to be consistent with the $0.84 per Share annual dividend paid for 2002. Including the net tax benefits on special items primarily related to asset dispositions and impairment charges and taxes on construction remediation costs in the three months ended September 30, 2003 and asset dispositions and impairment charges and restructuring and other special credits in the same period of 2002, the effective income tax rate for continuing operations was a benefit of 19.3% in the third quarter of 2003 as compared to a tax rate of 4.7% in the third quarter of 2002.

Nine Months Ended September 30, 2003 Compared with Nine Months Ended September 30, 2002

      Revenues. Total revenues, including other revenues from managed and franchised properties, were $3.453 billion, flat with 2002 levels. Total revenues, excluding other revenues from managed and franchised properties (“Total Revenues”), declined to $2.819 billion for the nine months ended September 30, 2003 when compared to $2.864 billion in the corresponding period in 2002. Total Revenues reflect a 4.1% decrease in revenues from the Company’s owned, leased and consolidated joint venture hotels to $2.288 billion for the nine months ended September 30, 2003 when compared to $2.386 billion in the corresponding period of 2002, offset by an increase of $53 million in other hotel and leisure revenues to $531 million for the nine months ended September 30, 2003 when compared to $478 million in the corresponding period of 2002.

      The decrease in revenues from owned, leased and consolidated joint venture hotels is due primarily to the absence of significant revenues generated by 15 non-strategic domestic hotels and four hotels in Costa Smeralda, Italy, which were, for the most part, sold during the first half of 2003. Revenues from these hotels in the nine months ended September 30, 2003 were $105 million, a decrease of $92 million as compared to $197 million in the same period of 2002. Revenues at the Company’s Same-Store Owned Hotels (140 hotels for the nine months ended September 30, 2003 and 2002, excluding 25 hotels sold or closed in 2003 and 2002) increased by 0.5% to $2.170 billion for the nine months ended September 30, 2003 when compared to the same period of 2002 due primarily to a slight increase in occupancy rates at these hotels to 64.7% in the nine months ended September 30, 2003 when compared to 64.5% in the same period in 2002, offset by a slight decrease in ADR to $149.83 for the nine months ended September 30, 2003 compared to $151.04 for the corresponding 2002 period. REVPAR at the Company’s Same-Store Owned Hotels decreased 0.5% to $96.91 for the nine months ended September 30, 2003 when compared to the corresponding 2002 period. REVPAR at Same-Store Owned Hotels in North America decreased 1.8% for the nine months ended September 30, 2003 when compared to the same period of 2002. As discussed above, the decrease in REVPAR and revenues from owned, leased and consolidated joint venture hotels in North America was primarily due to the decline in business transient demand as a result of the weakened global economies and the war in Iraq and its aftermath as well as the impact of SARS and particularly the World Health Organization’s travel advisory related to Toronto where the Company owns two Sheraton hotels, as well as the severe winter weather in the Northeast United States in February 2003 which significantly restricted travel in these regions. REVPAR at the Company’s international Same-Store Owned Hotels, which increased by 3.6% for the nine months ended September 30, 2003 when compared to the same period of 2002, was also impacted by weakened global economies, the situation in the Middle East and the SARS epidemic, but was offset by net favorable effects of foreign currency translation. REVPAR for Same-Store Owned Hotels in Europe, where the Company has its biggest concentration of international owned hotels, decreased 11.0% excluding the favorable effect of foreign currency translation.

      The increase in other hotel and leisure revenues, for the nine months ended September 30, 2003 when compared to the same period in 2002, resulted from the increase in vacation ownership revenues of 25.1% to $337 million in 2003 compared to $270 million in 2002. Contract sales of VOI inventory increased 18.7% in the nine months ended September 30, 2003 when compared to the same period in 2002, primarily as a result of sales at the Westin Ka’anapali Ocean Resort Villas in Maui, Hawaii. Gains on sales of receivables totaled $6 million and $13 million in the nine months ended September 30, 2003 and 2002, respectively. The increases in vacation ownership revenues were offset in part by reduced interest income and the Company’s share of construction remediation costs at an unconsolidated joint venture.

      Other revenues and expenses from managed and franchised properties were $634 million and $589 million for the nine months ended September 30, 2003 and 2002, respectively. These revenues represent reimbursements of costs incurred on behalf of managed hotel properties and franchisees. These costs relate primarily to payroll costs at managed properties where the Company is the employer. Since the reimbursements are made based upon the costs incurred with no added margin, these revenues and corresponding expenses have no effect on the Company’s operating income, net income or profit margins.

      Operating Income. Total Company operating income (which includes $1 million of restructuring and other special credits and $3 million of construction remediation costs at an unconsolidated joint venture in

2003 and $5 million of restructuring and other special credits of $5 million of construction remediation costs at an unconsolidated joint venture and $30 million of foreign exchange gains related to the devaluation of the Argentine Peso in 2002) was $301 million in the nine months ended September 30, 2003 compared to $447 million in 2002. Excluding depreciation and amortization of $327 million and $365 million for the nine months ended September 30, 2003 and 2002, respectively, operating income decreased 22.7% or $184 million to $628 million for the nine months ended September 30, 2003 when compared to $812 million the same period in 2002, primarily due to the decline in operating income at the Company’s owned, leased and consolidated joint venture hotels as a result of the weakened global economies, the war in Iraq and its aftermath and the SARS epidemic and the lost operating income from the sold hotels discussed above. In North America, where the Company has its largest concentration of owned hotels, the Company’s hotels were also adversely impacted by the severe winter storm in the Northeast United States in February 2003, increased energy and insurance costs and reduced cancellation and telecommunication fees in 2003 when compared to 2002, in addition to the geopolitical climate discussed previously. Additional contributions to the decline in operating income were the increase in selling, general and administrative expenses which is due in part to the nonrecurring Argentina foreign exchange gains in 2002 of $30 million, increased costs associated with international pension and retirement plans and the Sheraton “Let’s Spend the Night Together” advertising campaign. Operating income for the vacation ownership segment increased 36.8% to $78 million in the nine months ended September 30, 2003 when compared to $57 million in 2002, primarily due to the significant increase in sales and resulting operating income at the Westin Ka’anapali Ocean Resort Villas in Maui, Hawaii.

      Restructuring and Other Special Credits. During the nine months ended September 30, 2003, the Company recorded a $1 million reversal of other special charges related to the collections of receivables which were previously deemed uncollectible. During the nine months ended September 30, 2002, the Company recorded a $5 million reversal of other special charges primarily related to sales of the Company’s investments in certain e-business ventures previously deemed impaired and the collection of receivables which were previously deemed uncollectible.

      Depreciation and Amortization. Depreciation expense decreased by $40 million to $309 million during the nine months ended September 30, 2003 compared to $349 million in the corresponding period of 2002. Additional depreciation expense resulting from capital expenditures at the Company’s owned, leased and consolidated joint venture hotels in the past 12 months was more than offset by the reduced depreciation expense from fully depreciated furniture, fixtures and equipment, as the Company reached the five year anniversary of the merger with ITT Corporation in February 2003 and the classification of the 18 non-core domestic hotels, the four Costa Smeralda hotels held for sale effective March 31, 2003 (as discussed earlier, most of these hotels were later sold). Amortization expense increased to $18 million in the nine months ended September 30, 2003 compared to $16 million in the corresponding period of 2002 due primarily to the amortization of intangible assets associated with new hotel management contracts.

      Net Interest Expense. Interest expense, which is net of interest income of $3 and $1 million for the nine months ended September 30, 2003 and 2002, respectively, and discontinued operations allocations of $7 million and $11 million for the nine months ended September 30, 2003 and 2002, decreased to $219 million from $260 million. This decrease was due primarily to the paydown of debt with proceeds from the domestic and Italian hotel sales discussed previously of $1.1 billion, as well as $29 million of early debt extinguishment charges recorded in the second quarter of 2002 and lower interest rates in 2003 compared to 2002 and the impact of certain financing transactions, including the issuance of debt in April 2002 and May 2003. The Company’s weighted average interest rate was 5.50% at September 30, 2003 versus 5.81% at September 30, 2002.

      Gain (Loss) On Asset Dispositions and Impairments, Net. During 2003, the Company recorded charges of approximately $177 million (pre-tax) to write down a portfolio of 18 non-core domestic hotels, including several non-proprietary branded hotels to fair value less selling costs due to the Company’s plan to dispose of these assets subject to, in most cases, franchise agreements. For the most part, the Company completed the sale of 15 of these hotels in late June and early July of 2003 and, in October 2003, sold one additional hotel. The Company expects to close the sale of the remaining two properties later in 2003. During the nine months ended September 30, 2003, the Company also recorded a $9 million gain on the sale of a 51% interest in undeveloped land in Costa Smeralda in Sardinia, Italy, which was offset by an $8 million write-down of the value of a hotel which was formerly operated together with one of the hotels sold in July 2003 and is now closed and under review for alternative uses. During the nine months ended September 30, 2002, the Company recorded $2 million of net gains on asset dispositions, related primarily to the sale of its investment in Interval International, partially offset by impairment charges to reduce the carrying value of one of its hotels to fair value, which was subsequently sold.

      Discontinued Operations. Loss from discontinued operations represents the results of the Principe, net of $7 million and $11 million, respectively, for the nine months ended September 30, 2003 and 2002 of allocated interest expense. The Company sold the Principe in June 2003, with no continuing involvement. The gain on dispositions for the nine months ended September 30, 2003 consists of $194 million (pre-tax) of gains recorded in connection with the sale of the Principe on June 30, 2003 and the reversal of $52 million (pre-tax) of accruals relating to the Company’s former gaming business disposed of in 1999, which was completed in June 2000. The Company believes that these accruals are no longer required.

      The $104 million gain on dispositions for the nine months ended September 30, 2002, primarily relates to Internal Revenue Service regulations issued in 2002, which allowed the Company to recognize a tax benefit from a loss on the 1999 sale of the Company’s gaming business. The tax loss was previously disallowed under the old regulations. The remaining gain resulted from an adjustment to the Company’s tax basis in its World Directories subsidiary, which was disposed of in early 1998.

      Income Tax Expense. The effective income tax rate for continuing operations for the nine months ended September 30, 2003 excluding special items was a benefit of 5.0% compared to a tax rate of 14.9% in the corresponding period in 2002. The Company’s effective income tax rate excluding special items is determined by the level and composition of pre-tax income subject to varying foreign, state and local taxes and other items. The effective income tax rate for the nine months ended September 30, 2003 is significantly lower than the prior year due to the combination of the lower than expected pre-tax earnings for 2003 and the level of the Company’s 2003 dividend, which at this time, is expected to be consistent with the $0.84 per Share annual dividend paid for 2002. Including the net tax benefit on special items primarily related to asset dispositions and impairment charges as well as various adjustments related to the successful settlement of certain tax matters in 2003 and the taxes on the Argentine foreign exchange gains offset by tax benefits on the early extinguishment of debt in the same period of 2002, the effective income tax rate for continuing operations was a benefit of 116.7% for the nine months ended September 30, 2003 as compared to a tax rate of 14.1% for the corresponding period in 2002.

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

      The following table summarizes REVPAR, ADR and occupancy for the Company’s Same-Store Owned Hotels for the three and nine months ended September 30, 2003 and 2002. The results for the three and nine months ended September 30, 2003 and 2002 represent results for 140 owned, leased and consolidated joint venture hotels (excluding 25 hotels sold or closed in 2003 and 2002).

	Three Months Ended
	September 30,

	2003	2002	Variance

Worldwide (140 hotels with approximately 50,000 rooms)
REVPAR	$99.43	$95.25	4.4%
ADR	$144.81	$145.23	(0.3%)
Occupancy	68.7%	65.6%	3.1
North America (95 hotels with approximately 37,000 rooms)
REVPAR	$98.81	$95.75	3.2%
ADR	$138.20	$140.81	(1.9%)
Occupancy	71.5%	68.0%	3.5
International (45 hotels with approximately 13,000 rooms)
REVPAR	$101.16	$93.84	7.8%
ADR	$166.90	$159.95	4.3%
Occupancy	60.6%	58.7%	1.9

	Nine Months Ended
	September 30,

	2003	2002	Variance

Worldwide (140 hotels with approximately 50,000 rooms)
REVPAR	$96.91	$97.38	(0.5%)
ADR	$149.83	$151.04	(0.8%)
Occupancy	64.7%	64.5%	0.2
North America (95 hotels with approximately 37,000 rooms)
REVPAR	$97.30	$99.09	(1.8%)
ADR	$145.43	$149.85	(2.9%)
Occupancy	66.9%	66.1%	0.8
International (45 hotels with approximately 13,000 rooms)
REVPAR	$95.79	$92.45	3.6%
ADR	$164.30	$154.86	6.1%
Occupancy	58.3%	59.7%	(1.4)

The following is a reconciliation of total revenues from owned, leased and consolidated joint venture hotels to systemwide revenues (in millions):

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,

	2003	2002	2003	2002

Revenues from owned, leased and consolidated joint venture hotels	$735	$796	$2,288	$2,386
Revenues generated at managed hotels	1,352	1,201	3,815	3,583

Systemwide revenues	$2,087	$1,997	$6,103	$5,969

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

Cash Flow from Investing Activities

      In limited cases, the Company has made loans to owners of or partners in hotel or resort ventures for which the Company has a management or franchise agreement. Loans outstanding under this program totaled $146 million at September 30, 2003. The Company evaluates these loans for impairment, and at September 30, 2003, believes these loans are collectible. Unfunded loan commitments aggregating $34 million were outstanding at September 30, 2003, of which minimal amounts are expected to be funded in 2003 and $16 million is expected to be funded in total. These loans typically are secured by pledges of project ownership interests and/or mortgages on the projects.

      The Company participates in programs with unaffiliated lenders in which the Company may partially guarantee loans made to facilitate third-party ownership of hotels that the Company manages or franchises. As of September  30, 2003, the Company was a guarantor for loans which could reach a maximum of $144 million relating to three projects: the St. Regis in Monarch Beach, California, which opened in mid-2001; the Westin Kierland Resort and Spa in Scottsdale, Arizona, which opened in November 2002; and the Westin in Charlotte, North Carolina, which opened in April 2003. In connection with the loan guarantee for the Westin Charlotte, the Company also entered into a guarantee to fund working capital shortfalls for this resort through 2005. No significant fundings are anticipated under this working capital guarantee. With respect to the Westin Kierland, the guarantee is joint and several with another equity partner. The Company does not anticipate any funding under these loan guarantees in 2003, as all projects are well capitalized. Furthermore, since each of these properties was funded with significant equity and subordinated debt financing, if the Company’s loan guarantees were to be called, the Company could take an equity position in these properties at values significantly below construction costs.

      Surety bonds issued on behalf of the Company as of September 30, 2003 totaled $75 million, the majority of which were required by state or local governments relating to our vacation ownership operations and by our insurers to secure large deductible insurance programs.

      In order to secure management and franchise contracts, the Company may provide performance guarantees to third-party owners. Most of these performance guarantees allow the Company to terminate the contract rather than fund shortfalls if certain performance levels are not met. In limited cases, the Company is obliged to fund shortfalls in performance levels. As of September 30, 2003, the Company had seven management contracts with performance guarantees with possible cash outlays of up to $74 million, $50 million of which, if required, would be funded over a period of 25 years and would be largely offset by management fees received under these contracts. Many of the performance tests are multi-year tests, are tied to the results of a competitive set of hotels, and have exclusions for force majeure and acts of war and terrorism. The Company does not anticipate any significant funding under the performance guarantees in 2003. In addition, the Company has agreed to guarantee certain performance levels at a managed hotel that has authorized VOI sales and marketing. The exact amount and nature of the guaranty is currently under dispute. However, the Company does not believe that any payments under this guaranty will be significant. Lastly, the Company does not anticipate losing a significant number of management or franchise contracts in 2003.

      The Company had the following contractual obligations outstanding as September 30, 2003 (in millions):

		Due in Less	Due in	Due in	Due After
	Total	Than 1 Year	1-3 Years	4-5 Years	5 Years

Long-term debt	$4,883	$442	$1,123	$1,245	$2,073
Capital lease obligations	2	—	—	—	2
Operating lease obligations	912	63	108	99	642
Unconditional purchase obligations(1)	128	59	53	12	4
Other long-term obligations	6	3	3	—	—

Total contractual obligations	$5,931	$567	$1,287	$1,356	$2,721

(1)	Included in these balances are commitments that may be satisfied by the Company’s managed and franchised properties.

     The Company had the following commercial commitments outstanding as of September 30, 2003 (in millions):

		Amount of Commitment Expiration Per Period

		Less Than			After 5
	Total	1 Year	1-3 Years	4-5 Years	Years

Standby letters of credit	$131	$121	$$10	$—	$—
Hotel loan guarantees	144	69	45	—	30
Other commercial commitments	—	—	—	—	—

Total commercial commitments	$275	$190	$55	$—	$30

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

      The Company periodically reviews its business with a view to identifying properties or other assets that we believe either are non-core, no longer complement our business, are in markets which may not benefit us as much as other markets during an economic recovery or could be sold at significant premiums. The Company is focused on restructuring and enhancing real estate returns and monetizing investments. In the first nine months of 2003, the Company completed the sales of the Principe and a portfolio of assets including four hotels, a marina and shipyard, a golf club and a 51% interest in its undeveloped land assets in Costa Smeralda in Sardinia, Italy (“Sardinia Assets”), for 275 million Euro and 290 million Euro, respectively (aggregate of $655 million based on exchange rates as of the respective sale dates). Also at the end of the first quarter of 2003, the Company approved a plan to sell a portfolio of 18 non-core domestic hotels. In the first nine months of 2003, the Company sold 15 of these non-core domestic hotels and, in October 2003, completed the sale of one additional hotel. The cash proceeds from these 2003 sales were approximately $1.1 billion, the majority of which was used to paydown debt. The Company expects to close on the two remaining properties later in 2003. There can be no assurance, however, that the Company will be able to complete the remaining dispositions on commercially reasonable terms or at all.

      The Company has commenced a tender offer to purchase all of the outstanding limited partnership units of Westin Hotels LP, a public limited partnership that owns the 751-room Westin Michigan Avenue in Chicago, Illinois. The offer is subject to various conditions including that a majority of the units are tendered. The offer price is $625 per unit with 135,600 units outstanding. If the Company is successful in acquiring all the units, the aggregate purchase price for the units would be approximately $85 million. In addition, the Company would assume approximately $25 million of third-party debt and $34 million of cash and cash equivalents associated with the partnership as of September 30, 2003.

Cash Used for Financing Activities

      In May 2003, the Company sold an aggregate amount of $360 million 3.5% coupon convertible senior notes due 2023. The notes are convertible, subject to certain conditions, into 7.2 million Shares based on a conversion price of $50.00 per Share. Gross proceeds received were used to repay a portion of the Company’s Senior Credit Facility and for other operational purposes. Holders may first present their notes to the Company for repurchase in May 2006.

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

      In April 2002, the Company sold $1.5 billion of senior notes in two tranches — $700 million principal amount of 7 3/8% senior notes due 2007 and $800 million principal amount of 7 7/8% senior notes due 2012 (the “Senior Notes Offering”). The Company used the proceeds to repay all of its senior secured notes facility and a portion of its previous senior credit facility. In connection with the repayment of debt, the Company incurred charges of approximately $29 million including approximately $23 million for the early termination of interest rate swap agreements associated with repaid debt, and $6 million related to the write-off of deferred financing costs and termination fees for the early extinguishment of debt.

      The Company maintains non-U.S.-dollar-denominated debt, which provides a hedge of the Company’s international net assets and operations but also exposes its debt balance to fluctuations in foreign currency exchange rates. At September 30, 2003, the effect of changes in foreign currency exchange rates was a net increase in debt of approximately $36 million when compared to December 31, 2002. The Company’s debt balance is also affected by changes in interest rates as a result of the Company’s fair value swaps. The fair market value of the fair value swaps is recorded as an asset or liability and as the fair value swaps are deemed to be effective, an adjustment is recorded against the corresponding debt. At September 30, 2003 and December 31, 2002, the Company’s debt included an increase of approximately $71 million and $75 million, respectively, related to the unamortized gain on terminated fair value swaps and the fair market value of current fair value swaps.

      Starwood has a substantial amount of indebtedness and had working capital of $30 million at September 30, 2003. A portion of the proceeds from the sales of the Principe and Sardinia Assets were used to repay the 450 million Euro debt scheduled to mature in June 2003, as required by the debt agreement. Approximately $250 million of the Sheraton Holdings public debt matures in November 2003. Based upon the current level of operations, management believes that the Company’s cash flow from operations, together with cash on hand, available borrowings under the Revolving Credit Facility (approximately $849 million at September 30, 2003), available borrowings from international revolving lines of credit (approximately $76 million at September 30, 2003), capacity from additional borrowings and proceeds from non-core asset sales, will be adequate to meet anticipated requirements for scheduled maturities, dividends, working capital, capital expenditures, marketing and advertising program expenditures, other discretionary investments, interest and scheduled principal payments for the foreseeable future. There can be no assurance that the Company will be able to repay or refinance its indebtedness as it becomes due and, if re-financed, that the terms are favorable, nor can there be assurance that the Company’s business will continue to generate cash flow at or above historical levels or that currently anticipated results will be achieved. If Starwood is unable to generate sufficient cash flow from operations in the future to service the Company’s debt, the Company may be required to sell additional assets, reduce capital expenditures, refinance all or a portion of its existing debt or obtain additional financing. The Company’s ability to make scheduled principal payments, to pay interest on or to refinance the Company’s indebtedness depends on its future performance and financial results, which, to a certain extent, are subject to general conditions in or affecting the hotel and vacation ownership industries and to general economic, political, financial, competitive, legislative and regulatory factors beyond the Company’s control, including the severity and duration of the current economic downturn.

      On May 6, 2003, S&P announced its decision to downgrade the company’s Credit Rating to BB+ (non-investment grade with a stable outlook) from BBB-(investment grade rating on Credit Watch with negative implications). The downgrade of the Company’s credit rating may result in higher borrowing costs on future financings.

      At September 30, 2003, approximately 870,000 shares of Class B Exchangeable Preferred Shares and Limited Partnership Units of SLC Operating Limited Partnership and SLT Realty Limited partnership (“Exchangeable Units”) can be put to the Company at $38.50 per unit, aggregating $33 million.

      The following is a summary of the Company’s debt portfolio as of September 30, 2003:

	Amount
	Outstanding at		Interest Rate at	Average
	September 30, 2003(a)	Interest Terms	September 30, 2003	Maturity

	(Dollars in millions)
Floating Rate Debt
Senior Credit Facility:
Term Loan	$300	LIBOR(b) +187.5	3.00%	2.3 years
Revolving Credit Facility	22	Various	4.61%	3.0 years
Mortgages and Other	237	Various	4.79%	1.6 years
Interest Rate Swaps	1,003		5.08%	—

Total/Average	$1,562		4.63%	2.0 years

Fixed Rate Debt
Sheraton Holding Public Debt	$1,322 (c)		6.52%	7.5 years
Senior Notes	1,541 (c)		7.04%	6.3 years
Convertible Senior Notes — Series B	324		3.25%	3.0 years	(d)
Convertible Debt	360		3.50%	2.6 years	(e)
Mortgages and Other	779		7.14%	8.4 years
Interest Rate Swaps	(1,003)		7.25%	—

Total/ Average	$3,323		5.91%	6.5 years

Total Debt
Total Debt and Average Terms	$4,885		5.50%	6.0 years

(a)	Excludes approximately $413 million of the Company’s share of unconsolidated joint venture debt, all of which is non-recourse, except as noted earlier.

(b)	At September 30, 2003, one-month LIBOR was 1.12%

(c)	Includes approximately $25 million and $46 million at September 30, 2003 of fair value adjustments related to the fixed-to-floating interest rate swaps for the Sheraton Holding public debt and the Senior Notes, respectively.

(d)	Maturity reflects the maturity of the Revolving Credit Facility which would be used to refinance the amount put to the Company.

(e)	Maturity reflects the earliest date the debt can be put to the Company.

Stock Sales and Repurchases

      The Company did not repurchase any Shares in the open market during the nine months ended September 30, 2003. On April 2, 2001, the Company’s Board of Directors authorized the repurchase, in addition to the existing Share program, of up to an additional $500 million of Shares. At September, 2003, remaining availability under the Share Repurchase Program was $633 million.

      During the nine months ended September 30, 2003, 463,010 Exchangeable Units and Class B Exchangeable Preferred Shares were put to the Company for $18 million.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

      There were no material changes to the information provided in Item 7A in the Company’s Joint Annual Report on Form 10-K regarding the Company’s market risk.

Item 4.	Controls and Procedures

      The Company’s management conducted an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2003. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in alerting them in a timely manner to material information required to be included in the Company’s SEC reports. There has been no change in the Company’s internal control over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.     OTHER INFORMATION

Item 1.	Legal Proceedings.

      The Company is involved in various claims and lawsuits arising in the ordinary course of business, none of which, in the opinion of management, is expected to have a material adverse effect on the Company’s consolidated financial position or results of operations.

Item 2.	Changes in Securities and Use of Proceeds.

      The Company did not repurchase any Shares in the open market during the nine months ended September 30, 2003.

Item 6.	Exhibits and Reports on Form 8-K.

(a) Exhibits

31.1	Certification Pursuant to Rule 13a-14 under the Securities Exchange Act of 1934 — Chief Executive Officer — Corporation(1)
31.2	Certification Pursuant to Rule 13a-14 under the Securities Exchange Act of 1934 — Chief Financial Officer — Corporation(1)
31.3	Certification Pursuant to Rule 13a-14 under the Securities Exchange Act of 1934 — Chief Executive Officer — Trust (1)
31.4	Certification Pursuant to Rule 13a-14 under the Securities Exchange Act of 1934 — Chief Financial and Accounting Officer — Trust(1)
32.1	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code — Chief Executive Officer — Corporation(1)

32.2	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code — Chief Financial Officer — Corporation(1)
32.3	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code — Chief Executive Officer — Trust(1)
32.4	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code — Chief Financial and Accounting Officer — Trust(1)

(1)	Filed or furnished herewith.

(b) Reports on Form 8-K

      During the third quarter of 2003, Starwood filed the following Current Reports on Form 8-K:

•	July 7, 2003, reporting under Items 5 and 7 the second amendment to its senior corporate credit facility.

      During the third quarter of 2003, Starwood furnished the following Current Report on Form 8-K:

•	July 24, 2003, reporting under Items 7 and 9 its press release announcing earnings for the second quarter of 2003.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, each Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

By:	/s/ BARRY S. STERNLICHT --------------------------------------------------- Barry S. Sternlicht Chairman, Chief Executive Officer and Director

By:	/s/ RONALD C. BROWN --------------------------------------------------- Ronald C. Brown Executive Vice President and Chief Financial Officer

STARWOOD HOTELS & RESORTS

By:	/s/ BARRY S. STERNLICHT --------------------------------------------------- Barry S. Sternlicht Chairman, Chief Executive Officer and Trustee

By:	/s/ RONALD C. BROWN --------------------------------------------------- Ronald C. Brown Vice President and Chief Financial and Accounting Officer

Date: November 3, 2003

EXHIBIT INDEX

31.1	Certification Pursuant to Rule 13a-14 under the Securities Exchange Act of 1934 — Chief Executive Officer — Corporation(1)
31.2	Certification Pursuant to Rule 13a-14 under the Securities Exchange Act of 1934 — Chief Financial Officer — Corporation(1)
31.3	Certification Pursuant to Rule 13a-14 under the Securities Exchange Act of 1934 — Chief Executive Officer — Trust (1)
31.4	Certification Pursuant to Rule 13a-14 under the Securities Exchange Act of 1934 — Chief Financial and Accounting Officer — Trust(1)
32.1	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code — Chief Executive Officer — Corporation(1)
32.2	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code — Chief Financial Officer — Corporation(1)
32.3	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code — Chief Executive Officer — Trust(1)
32.4	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code — Chief Financial and Accounting Officer — Trust(1)

(1)	Filed or furnished herewith.