Form 10-K
period 2003-12-31
STARWOOD HOTELS & RESORTS; STARWOOD HOTEL & RESORTS WORLDWIDE INC
filed 2004-03-02
CIK 48595, 316206

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	Joint Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2003

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition Period from to

Commission File Number: 1-7959 STARWOOD HOTELS & RESORTS WORLDWIDE, INC. (Exact name of Registrant as specified in its charter)	Commission File Number: 1-6828 STARWOOD HOTELS & RESORTS (Exact name of Registrant as specified in its charter)
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

Common Stock, par value $0.01 per share (“Corporation Share”), of Starwood Hotels & Resorts Worldwide, Inc. (the “Corporation”), Class B shares of beneficial interest, par value $0.01 per share (“Class B Shares”), of Starwood Hotels & Resorts (the “Trust”), and Preferred Stock Purchase Rights of the Corporation, all of which are attached and trade together as a Share
New York Stock Exchange

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

     As of June 30, 2003, the aggregate market value of the Registrants’ voting and non-voting common equity (for purposes of this Joint Annual Report only, includes all shares other than those held by the Registrants’ Directors, Trustees and executive officers) was $5,725,446,237.

     As of February 26, 2004, the Corporation had outstanding 204,151,110 Corporation Shares and the Trust had outstanding 204,151,110 Class B Shares and 100 Class A shares of beneficial interest, par value $0.01 per share (“Class A Shares”).

     For information concerning ownership of shares, see the Proxy Statement for the Corporation’s Annual Meeting of Stockholders that is currently scheduled for May 7, 2004 (the “Proxy Statement”), which is incorporated by reference under various Items of this Joint Annual Report.

Document Incorporated by Reference:

Document	Where Incorporated

Proxy Statement	Part III (Items 11 and 12)

TABLE OF CONTENTS

PART I
Forward-Looking Statements
Item 1. Business.
Item 2. Properties.
Item 3. Legal Proceedings.
Item 4. Submission of Matters to a Vote of Security Holders.
Executive Officers of the Registrants
PART II
Item 5. Market for Registrants’ Common Equity and Related Stockholder Matters.
Item 6. Selected Financial Data.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Item 7A. Quantitative and Qualitative Disclosures about Market Risk.
Item 8. Financial Statements and Supplementary Data.
Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure
Item 9A. Controls and Procedures
PART III
Item 10. Directors, Trustees and Executive Officers of the Registrants.
Item 11. Executive Compensation
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Item 13. Certain Relationships and Related Transactions.
Item 14. Principal Accountant Fees and Services
PART IV
Item 15. Exhibits, Financial Statements, Financial Statement Schedules and Reports on Form 8-K
SIGNATURES
SIGNATURES
CONSOLIDATED STATEMENTS OF INCOME
NOTES TO FINANCIAL STATEMENTS
EX-10.10
EX-10.65
EX-10.66
EX-10.67
EX-10.68
EX-10.69
EX-12.1
EX-21.1
EX-23.1
EX-31.1
EX-31.2
EX-31.3
EX-31.4
EX-32.1
EX-32.2
EX-32.3
EX-32.4

TABLE OF CONTENTS

      This Joint Annual Report is filed by Starwood Hotels & Resorts Worldwide, Inc., a Maryland corporation (the “Corporation”), and its subsidiary, Starwood Hotels & Resorts, a Maryland real estate investment trust (the “Trust”). Unless the context otherwise requires, all references to the Corporation include those entities owned or controlled by the Corporation, including SLC Operating Limited Partnership, a Delaware limited partnership (the “Operating Partnership”), but excluding the Trust; all references to the Trust include the Trust and those entities owned or controlled by the Trust, including SLT Realty Limited Partnership, a Delaware limited partnership (the “Realty Partnership”); and all references to “Starwood” or the “Company” refer to the Corporation, the Trust and their respective subsidiaries, collectively. The shares of common stock, par value $0.01 per share, of the Corporation (“Corporation Shares”) and the Class B shares of beneficial interest, par value $0.01 per share, of the Trust (“Class B Shares”) are attached and trade together and may be held or transferred only in units consisting of one Corporation Share and one Class B Share (a “Share”). Prior to the reorganization of Starwood (the “Reorganization”) on January 6, 1999, the common shares of beneficial interest, par value $0.01 per share, of the Trust were traded together with the Corporation Shares as “Paired Shares,” just as the Class B Shares and the Corporation Shares are currently traded as Shares. Unless otherwise stated herein, all information with respect to Shares refers to Shares on and since January 6, 1999 and to Paired Shares for periods before January 6, 1999.

PART I

Forward-Looking Statements

      This Joint Annual Report contains statements that constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements appear in several places in this Joint Annual Report, including, without limitation, the section of Item 1. Business, captioned “Business Strategy” and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations. Such forward-looking statements may include statements regarding the intent, belief or current expectations of Starwood, its Directors or Trustees or its officers with respect to the matters discussed in this Joint Annual Report. All forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements including, without limitation, the risks and uncertainties set forth below. The Company undertakes no obligation to publicly update or revise any forward-looking statements to reflect current or future events or circumstances.

Where you can find more information

      We file annual, quarterly and special reports, proxy statements and other information with the SEC. Our SEC filings are available to the public over the Internet at the SEC’s web site at http://www.sec.gov. Our SEC filings are also available on our website at http://www.starwood.com/corporate/investor  relations.html as soon as reasonably practicable after they are filed with or furnished to the SEC. You may also read and copy any document we file with the SEC at its public reference rooms in Washington, D.C., New York, NY and Chicago, IL. Please call the SEC at (800) SEC-0330 for further information on the public reference rooms. Our filings with the SEC are also available at the New York Stock Exchange. For more information on obtaining copies of our public filings at the New York Stock Exchange, you should call (212) 656-5060. You may also obtain a copy of our filings free of charge by calling Allison Reid, Vice President, Investor Relations at (914) 640-8514.

Risks Relating to Hotel, Resort and Vacation Ownership Operations

      We Are Subject to All the Operating Risks Common to the Hotel and Vacation Ownership Industries. Operating risks common to the hotel and vacation ownership industries include:

•	changes in general economic conditions, including the timing and robustness of a recovery from the current global economic downturn;

•	impact of war and terrorist activity;

•	domestic and international political and geopolitical conditions;

•	travelers’ fears of exposures to contagious diseases;

•	decreases in the demand for transient rooms and related lodging services, including a reduction in business travel as a result of general economic conditions;

•	the impact of internet intermediaries on pricing and our increasing reliance on technology;

•	cyclical over-building in the hotel and vacation ownership industries;

•	restrictive changes in zoning and similar land use laws and regulations or in health, safety and environmental laws, rules and regulations and other governmental and regulatory action;

•	changes in travel patterns;

•	changes in operating costs including, but not limited to, energy, labor costs (including the impact of unionization), workers’ compensation and health-care related costs, insurance and unanticipated costs such as acts of nature and their consequences;

•	disputes with owners of properties, franchisees and homeowner associations which may result in litigation;

•	the availability of capital to allow us and potential hotel owners and franchisees to fund construction, renovations and investments;

•	foreign exchange fluctuations;

•	the financial condition of third-party property owners and franchisees; and

•	the financial condition of the airline industry and the impact on air travel.

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

      General Economic Conditions May Negatively Impact Our Results. Moderate or severe economic downturns or adverse conditions may negatively affect our operations. These conditions may be widespread or isolated to one or more geographic regions. Our worldwide results during the first nine months of the year, primarily in North America, were negatively impacted by the low industry-wide lodging demand as a result of the current global economic conditions. A tightening of the labor markets in one or more geographic regions may result in fewer and/or less qualified applicants for job openings in our facilities. Higher wages, related labor costs and the increasing cost trends in the insurance markets may negatively impact our results as wages, related labor costs and insurance premiums increase.

      We Must Compete for Customers. The hotel and vacation ownership industries are highly competitive. Our properties compete for customers with other hotel and resort properties, and, with respect to our vacation ownership resorts, with owners reselling their vacation ownership interests (“VOIs”). Some of our competitors may have substantially greater marketing and financial resources than we do, and they may improve their facilities, reduce their prices or expand or improve their marketing programs in ways that adversely affect our operating results.

      We Must Compete for Management and Franchise Agreements. We compete with other hotel companies for management and franchise agreements. As a result, the terms of such agreements may not be as favorable as our current agreements. In connection with entering into management or franchise agreements, we may be required to make investments in or guarantee the obligations of third parties or guarantee minimum income to third parties.

      The Hotel Industry Is Seasonal in Nature. The hotel industry is seasonal in nature; however, the periods during which we experience higher revenue vary from property to property and depend principally upon location. Our revenue historically has been lower in the first quarter than in the second, third or fourth quarters.

      Internet Reservation Channels May Negatively Impact our Bookings. Some of our hotel rooms are booked through internet travel intermediaries such as Travelocity.com®, Expedia.com® and Priceline.com®. As the percentage of internet bookings increases, these intermediaries may be able to obtain higher commissions, reduced room rates or other significant contract concessions from us. Moreover, some of these internet travel intermediaries are attempting to commoditize hotel rooms, by increasing the importance of price and general indicators of quality (such as “three-star downtown hotel”) at the expense of brand identification. These agencies hope that consumers will eventually develop brand loyalties to their reservations system rather than to our lodging brands. Although we expect to derive most of our business from traditional channels, if the amount of sales made through internet intermediaries increases significantly, our business and profitability may be significantly harmed.

      We Place Significant Reliance on Technology. The hospitality industry continues to demand the use of sophisticated technology and systems including technology utilized for property management, procurement, reservation systems, operation of our customer loyalty program, distribution and guest amenities. These technologies can be expected to require refinements and there is the risk that advanced new technologies will be introduced. There can be no assurance that as various systems and technologies become outdated or new technology is required we will be able to replace or introduce them as quickly as our competition or within budgeted costs for such technology. Further, there can be no assurance that we will achieve the benefits that may have been anticipated from any new technology or system.

      The Hotel and Vacation Ownership Businesses Are Capital Intensive. For our owned, managed and franchised properties to remain attractive and competitive, the property owners and we have to spend money periodically to keep the properties well maintained, modernized and refurbished. This creates an ongoing need for cash and, to the extent the property owners and we cannot fund expenditures from cash generated by operations, funds must be borrowed or otherwise obtained. In addition, to continue growing our vacation ownership business, we need to spend money to develop new units. Accordingly, our financial results may be sensitive to the cost and availability of funds.

      Real Estate Investments Are Subject to Numerous Risks. We are subject to the risks that generally relate to investments in real property because we own and lease hotels and resorts. The investment returns available from equity investments in real estate depend in large part on the amount of income earned and capital appreciation generated by the related properties, and the expenses incurred. In addition, a variety of other factors affect income from properties and real estate values, including governmental regulations, real estate, insurance, zoning, tax and eminent domain laws, interest rate levels and the availability of financing. For example, new or existing real estate zoning or tax laws can make it more expensive and/or time-consuming to develop real property or expand, modify or renovate hotels. When interest rates increase, the cost of acquiring, developing, expanding or renovating real property increases and real property values may decrease as the number of potential buyers decreases. Similarly, as financing becomes less available, it becomes more difficult both to acquire and to sell real property. Finally, under eminent domain laws, governments can take real property. Sometimes this taking is for less compensation than the owner believes the property is worth. Any of these factors could have a material adverse impact on our results of operations or financial condition. In addition, equity real estate investments are difficult to sell quickly and we may not be able to adjust our portfolio of owned properties quickly in response to economic or other conditions. If our properties do not generate revenue sufficient to meet operating expenses, including debt service and capital expenditures, our income will be adversely affected.

      Hotel and Resort Development Is Subject to Timing, Budgeting and Other Risks. We intend to develop hotel and resort properties, including VOIs and residential components of hotel properties, as suitable opportunities arise, taking into consideration the general economic climate. New project development has a number of risks, including risks associated with:

•	construction delays or cost overruns that may increase project costs;

•	receipt of zoning, occupancy and other required governmental permits and authorizations;

•	development costs incurred for projects that are not pursued to completion;

•	so-called acts of God such as earthquakes, hurricanes, floods or fires that could adversely impact a project;

•	defects in design or construction that may result in additional costs to remedy or require all or a portion of a property to be closed during the period required to rectify the situation;

•	ability to raise capital; and

•	governmental restrictions on the nature or size of a project or timing of completion.

      We cannot assure you that any development project will be completed on time or within budget.

      Environmental Regulations. Environmental laws, ordinances and regulations of various federal, state, local and foreign governments regulate our properties and could make us liable for the costs of removing or cleaning up hazardous or toxic substances on, under, or in property we currently own or operate or that we previously owned or operated. These laws could impose liability without regard to whether we knew of, or were responsible for, the presence of hazardous or toxic substances. The presence of hazardous or toxic substances, or the failure to properly clean up such substances when present, could jeopardize our ability to develop, use, sell or rent the real property or to borrow using the real property as collateral. If we arrange for the disposal or treatment of hazardous or toxic wastes, we could be liable for the costs of removing or cleaning up wastes at the disposal or treatment facility, even if we never owned or operated that facility. Other laws, ordinances and regulations could require us to manage, abate or remove lead or asbestos containing materials. Similarly, the operation and closure of storage tanks are often regulated by federal, state, local and foreign laws. Certain laws, ordinances and regulations, particularly those governing the management or preservation of wetlands, coastal zones and threatened or endangered species, could limit our ability to develop, use, sell or rent our real property.

      International Operations Are Subject to Special Political and Monetary Risks. We have significant international operations which as of December 31, 2003 included 176 owned, managed or franchised properties in Europe, Africa and the Middle East (including 29 properties with majority ownership); 43 owned, managed or franchised properties in Latin America (including 12 properties with majority ownership); and 92 owned, managed or franchised properties in the Asia Pacific region (including 4 properties with majority ownership). International operations generally are subject to various political, geopolitical, and other risks that are not present in U.S. operations. These risks include the risk of war, terrorism, civil unrest, expropriation and nationalization. In addition, some international jurisdictions restrict the repatriation of non-U.S. earnings. Various international jurisdictions also have laws limiting the ability of non-U.S. entities to pay dividends and remit earnings to affiliated companies unless specified conditions have been met. In addition, sales in international jurisdictions typically are made in local currencies, which subject us to risks associated with currency fluctuations. Currency devaluations and unfavorable changes in international monetary and tax policies could have a material adverse effect on our profitability and financing plans, as could other changes in the international regulatory climate and international economic conditions. Other than Italy, where our risks are heightened due to the 13 properties we own, our international properties are geographically diversified and are not concentrated in any particular region.

Debt Financing

      As a result of our debt obligations, we are subject to: (i) the risk that cash flow from operations will be insufficient to meet required payments of principal and interest; and (ii) interest rate risk. Although we anticipate that we will be able to repay or refinance our existing indebtedness and any other indebtedness when it matures, there can be no assurance that we will be able to do so or that the terms of such refinancings will be favorable. Our leverage may have important consequences including the following: (i) our ability to obtain additional financing for acquisitions, working capital, capital expenditures or other purposes, if necessary, may be impaired or such financing may not be available on terms favorable to us; (ii) a substantial decrease in operating cash flow or an increase in our expenses could make it difficult for us to meet our debt service requirements and force us to sell assets and/or modify our operations; and (iii) our higher level of debt and resulting interest expense may place us at a competitive disadvantage with respect to certain competitors with lower amounts of indebtedness and/or higher credit ratings. On May 6, 2003, Standard & Poor’s announced its decision to downgrade the Company’s Credit Rating to BB+ (non-investment grade with a stable outlook) from BBB- (investment grade rating on Credit Watch with negative implications). On January 7, 2004, Moody’s Investor Services and Standard & Poor’s placed the Company’s Ba1 and BB+ corporate credit ratings on review/watch for a possible downgrade. The review/watch was prompted by the Company’s announcement that it had invested $200 million in Le Meridien Hotels and Resorts Ltd. (“Le Meridien”) senior debt and would be in discussions to negotiate the potential recapitalization of Le Meridien. The downgrading of the Company’s credit rating may result in higher borrowing costs on future financings and impact our ability to access capital markets.

Risks Relating to So-Called Acts of God, Terrorist Activity and War

      Our financial and operating performance may be adversely affected by so-called acts of God, such as natural disasters, in locations where we own and/or operate significant properties and areas of the world from which we draw a large number of customers. Similarly, wars (including the potential for war), terrorist activity (including threats of terrorist activity), political unrest and other forms of civil strife and geopolitical uncertainty have caused in the past, and may cause in the future, our results to differ materially from anticipated results.

Some Potential Losses are Not Covered by Insurance

      We carry comprehensive insurance coverage for general liability, property, business interruption and other risks with respect to our owned and leased properties and we make available insurance programs for owners of properties we manage and franchise. These policies offer coverage features and insured limits that we believe are customary for similar type properties. Generally, our “all-risk” property policies provide that coverage is available on a per occurrence basis and that, for each occurrence, there is a limit as well as various sub-limits on the amount of insurance proceeds we can receive. In addition, there may be overall limits under the policies. Sub-limits exist for certain types of claims such as service interruption, abatement, expediting costs or landscaping replacement, and the dollar amounts of these sub-limits are significantly lower than the dollar amounts of the overall coverage limit. Our property policies also provide that for the coverages of critical earthquake (California and Mexico) and flood, all of the claims from each of our properties resulting from a particular insurable event must be combined together for purposes of evaluating whether the annual aggregate limits and sub-limits contained in our policies have been exceeded and any such claims will also be combined with the claims of owners of managed hotels that participate in our insurance program for the same purpose. Therefore, if insurable events occur that affect more than one of our owned hotels and/or managed hotels owned by third parties that participate in our insurance program, the claims from each affected hotel will be added together to determine whether the annual aggregate limit or sub-limits, depending on the type of claim, have been reached and if the limits or sub-limits are exceeded each affected hotel will only receive a proportional share of the amount of insurance proceeds provided for under the policy. In addition, under those circumstances, claims by third party owners will reduce the coverage available for our owned and leased properties.

      In addition, there are also other risks such as war, certain forms of terrorism such as nuclear, biological or chemical terrorism, acts of God such as hurricanes and earthquakes and some environmental hazards that may be deemed to fall completely outside the general coverage limits of our policies or may be uninsurable or may be too expensive to justify insuring against.

      We may also encounter challenges with an insurance provider regarding whether it will pay a particular claim that we believe to be covered under our policy. Should an uninsured loss or a loss in excess of insured limits occur, we could lose all or a portion of the capital we have invested in a hotel or resort, as well as the anticipated future revenue from the hotel or resort. In that event, we might nevertheless remain obligated for any mortgage debt or other financial obligations related to the property.

Acquisitions

      We intend to make acquisitions that complement our business. There can be no assurance, however, that we will be able to identify acquisition candidates or complete acquisitions on commercially reasonable terms or at all. On December 30, 2003, we announced our share ($200 million) of the acquisition with Lehman Brothers Holdings Inc. (“Lehman Brothers”) of all of the outstanding senior debt of Le Meridien and our exclusive agreement with Lehman Brothers through March 5, 2004 to negotiate the recapitalization of Le Meridien, which may be extended through early April 2004. There can be no assurance that a recapitalization of Le Meridien involving Starwood will take place and if it does what the terms will be.

      If the Le Meridien transaction or additional acquisitions are made, there can be no assurance that any anticipated benefits will actually be realized. Similarly, there can be no assurance that we will be able to obtain additional financing for acquisitions, or that the ability to obtain such financing will not be restricted by the terms of our debt agreements.

Investing Through Partnerships or Joint Ventures Decreases Our Ability to Manage Risk

      In addition to acquiring or developing hotels and resorts directly, we have from time to time invested, and expect to continue to invest, as a co-venturer. Joint venturers often have shared control over the operation of the joint venture assets. Therefore, joint venture investments may involve risks such as the possibility that the co-venturer in an investment might become bankrupt or not have the financial resources to meet its obligations, or have economic or business interests or goals that are inconsistent with our business interests or goals, or be in a position to take action contrary to our instructions or requests or contrary to our policies or objectives. Consequently, actions by a co-venturer might subject hotels and resorts owned by the joint venture to additional risk. Although we generally seek to maintain sufficient control of any joint venture, we may be unable to take action without the approval of our joint venture partners. Alternatively, our joint venture partners could take actions binding on the joint venture without our consent. Additionally, should a joint venture partner become bankrupt, we could become liable for our partner’s share of joint venture liabilities.

Dispositions

      We periodically review our business to identify properties or other assets that we believe either are non-core, no longer complement our business, are in markets which may not benefit us as much as other markets during an economic recovery or could be sold at significant premiums. We are focused on restructuring and enhancing real estate returns and monetizing investments and from time to time, attempt to sell these identified properties and assets. There can be no assurance, however, that we will be able to complete dispositions on commercially reasonable terms or at all.

Our Vacation Ownership Business Is Subject to Extensive Regulation and Risk of Default

      We market and sell VOIs, which typically entitle the buyer to ownership of a fully-furnished resort unit for a one-week period on either an annual or an alternate-year basis. We also acquire, develop and operate vacation ownership resorts, and provide financing to purchasers of VOIs. These activities are all subject to extensive regulation by the federal government and the states in which vacation ownership resorts are located and in which VOIs are marketed and sold including regulation of our telemarketing activities under state and federal “Do Not Call” laws. In addition, the laws of most states in which we sell VOIs grant the purchaser the right to rescind the purchase contract at any time within a statutory rescission period. Although we believe that we are in material compliance with all applicable federal, state, local and foreign laws and regulations to which vacation ownership marketing, sales and operations are currently subject, changes in these requirements or a determination by a regulatory authority that we were not in compliance, could adversely affect us. In particular, increased regulations of telemarketing activities could adversely impact the marketing of our VOIs.

      We bear the risk of defaults under purchaser mortgages on VOIs. If a VOI purchaser defaults on the mortgage during the early part of the loan amortization period, we will not have recovered the marketing, selling (other than commissions in certain events), and general and administrative costs associated with such VOI, and such costs will be incurred again in connection with the resale of the repossessed VOI. Accordingly, there is no assurance that the sales price will be fully or partially recovered from a defaulting purchaser or, in the event of such defaults, that our allowance for losses will be adequate.

      In 2004, we expect to begin selling fractional ownership interests (which are like VOIs but entitle the buyer to a longer vacation period, generally three or more weeks, on an annual or alternate year basis) based on favorable customer response to a fully-refundable reservation program launched in 2003. The sale and financing of fractional ownership interests are subject to regulation and default risks similar to those described above for VOIs.

Certain Interests

      Barry S. Sternlicht is the Chairman and Chief Executive Officer of the Corporation and the Trust. Mr. Sternlicht also serves as the President and Chief Executive Officer of, and may be deemed to control, Starwood Capital Group, L.L.C. (“Starwood Capital”), a real estate investment firm. Starwood Capital and the Company have entered into a non-compete agreement whereby Starwood Capital may not purchase a hotel property in the United States without the consent of the Company. See Item 13. Certain Relationships and Related Transactions. Although Starwood Capital is not subject to a non-compete agreement with the Company for hotel properties outside of the United States, as a matter of practice, all opportunities to purchase such properties are also first presented to the Company in accordance with the Company’s Corporate Opportunity Policy. In each case, the Governance Committee of the Board of Directors (or other committee of independent directors) will make a decision as to whether or not the Company will pursue the opportunity. In addition, from time to time, the Company has entered into transactions in which Mr. Sternlicht has an interest. See Item 13. Certain Relationships and Related Transactions. To the extent any executive officer or director of the Company has an interest in businesses that seek to do business with the Company, any agreements with those businesses are subject to Governance Committee (or other committee of independent directors) approval pursuant to the Company’s Corporate Opportunity Policy.

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

Tax Risks

      Failure of the Trust to Qualify as a REIT Would Increase Our Tax Liability. Qualifying as a real estate investment trust (a “REIT”) requires compliance with highly technical and complex tax provisions that courts and administrative agencies have interpreted only to a limited degree. Due to the complexities of our ownership, structure and operations, the Trust is more likely than are other REITs to face interpretative issues for which there are no clear answers. Also, facts and circumstances that we do not control may affect the Trust’s ability to qualify as a REIT. The Trust believes that since the taxable year ended December 31, 1995, it has qualified as a REIT under the Internal Revenue Code of 1986, as amended. The Trust intends to continue to operate so it qualifies as a REIT. However, the Trust cannot assure you that it will continue to qualify as a REIT. If the Trust fails to qualify as a REIT for any prior tax year, the Trust would be liable to pay a significant amount of taxes for those years. Similarly, if the Trust fails to qualify as a REIT in the future, our liability for taxes would increase.

      Additional Legislation Could Eliminate or Reduce Certain Benefits of Our Structure. On January 6, 1999, we consummated the Reorganization pursuant to an Agreement and Plan of Restructuring dated as of September 16, 1998, as amended, among the Corporation, ST Acquisition Trust, a wholly owned subsidiary of the Corporation, and the Trust. Pursuant to the Reorganization, the Trust became a subsidiary of the Corporation, which, through a wholly-owned subsidiary, holds all the outstanding Class A shares of beneficial interest, par value $0.01 per share, of the Trust. The Reorganization was proposed in response to the Internal Revenue Service Restructuring and Reform Act of 1998 (“H.R. 2676”), which made it difficult for us to acquire and operate additional hotels while still maintaining our former status as a “grandfathered paired share real estate investment trust.” While we believe that the Reorganization was the best alternative in light of H.R. 2676 and that our current structure does not raise the same concerns that led Congress to enact such legislation, no assurance can be given that additional legislation, regulations or administrative interpretations will not be adopted that would eliminate or reduce certain benefits of the Reorganization and could have a material adverse effect on our results of operations, financial condition and prospects.

      As part of the Jobs and Growth Tax Relief Reconciliation Act of 2003, the tax rates on corporate dividends to shareholders were decreased to 15 and 5 percent, depending on the shareholders’ individual tax brackets. However, dividends paid by a REIT are generally not eligible for the reduced dividend tax rate. REIT dividends largely represent rents and other income that are passed through to shareholders as dividends deductible to the REIT, rather than corporate earnings subject to the corporate income tax.

      We undertake global tax planning in the normal course of business. These activities may be subject to review by tax authorities. As a result of the review process, uncertainties exist and it is possible that some matters could be resolved adversely to us.

      Evolving government regulation could impose taxes or other burdens on our business. We rely upon generally available interpretations of tax laws and regulations in the countries and locales in which we operate. We cannot be sure that these interpretations are accurate or that the responsible taxing authority is in agreement with our views. The imposition of additional taxes could cause us to have to pay taxes that we currently do not collect or pay or increase the costs of our services or increase our costs of operations.

      Our current business practice with our internet reservation channels is that the intermediary collects hotel occupancy tax from its customer based on the price that the intermediary paid us for the hotel room. We then remit these taxes to the various tax authorities. Several jurisdictions have stated that they may take the position that the tax is also applicable to the intermediaries’ gross profit on these hotel transactions. If jurisdictions take this position, they should seek the additional tax payments from the intermediary; however, it is possible that they may seek to collect the additional tax payment from us and we would not be able to collect these taxes from the customers. To the extent that any tax authority succeeds in asserting that the hotel occupancy tax applies to the gross profit on these transactions, we believe that any additional tax would be the responsibility of the intermediary. However, it is possible that we might have additional tax exposure. In such event, such actions could have a material adverse effect on our business, results of operations and financial condition.

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

      Our Board of Directors May Issue Preferred Stock and Establish the Preferences and Rights of Such Preferred Stock. Our charter provides that the total number of shares of stock of all classes which the Corporation has authority to issue is 1,350,000,000, initially consisting of one billion shares of common stock, 50 million shares of excess common stock, 200 million shares of preferred stock and 100 million shares of excess preferred stock. Our Board of Directors has the authority, without a vote of shareholders, to establish the preferences and rights of any preferred or other class or series of shares to be issued and to issue such shares. The issuance of preferred shares or other shares having special preferences or rights could delay or prevent a change in control even if a change in control would be in the interests of our shareholders. Since our Board of Directors has the power to establish the preferences and rights of additional classes or series of shares without a shareholder vote, our Board of Directors may give the holders of any class or series preferences, powers and rights, including voting rights, senior to the rights of holders of our shares.

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

General

      Starwood is one of the world’s largest hotel and leisure companies. Starwood’s status as one of the leading hotel and leisure companies resulted from the 1998 acquisitions of Westin Hotels & Resorts Worldwide, Inc. and certain of its affiliates (“Westin”) (the “Westin Merger”) and ITT Corporation (the “ITT Merger”), renamed Sheraton Holding Corporation (“Sheraton Holding”) and the 1999 acquisition of Vistana Inc. (renamed Starwood Vacation Ownership, Inc. or “SVO”). The Company conducts its hotel and leisure business both directly and through its subsidiaries. The Company’s brand names include St. Regis®, The Luxury Collection®, Sheraton®, Westin®, W® and Four Points® by Sheraton. Through these brands, Starwood is well represented in most major markets around the world. The Company’s operations are grouped into two business segments, hotels and vacation ownership operations.

      The Company’s revenue and earnings are derived primarily from hotel operations, which include the operation of the Company’s owned hotels; management and other fees earned from hotels the Company manages pursuant to management contracts; and the receipt of franchise and other fees.

      The Company’s hotel business emphasizes the global operation of hotels and resorts primarily in the luxury and upscale segment of the lodging industry. Starwood seeks to acquire interests in, or management or franchise rights with respect to properties in this segment. At December 31, 2003, the Company’s hotel portfolio included owned, leased, managed and franchised hotels totaling 738 hotels with approximately 229,000 rooms in 82 countries, and is comprised of 140 hotels that Starwood owns or leases or in which Starwood has a majority equity interest, 286 hotels managed by Starwood on behalf of third-party owners (including entities in which Starwood has a minority equity interest) and 312 hotels for which Starwood receives franchise fees.

      The Company’s revenues and earnings are also derived from the development, ownership and operation of vacation ownership resorts, marketing and selling VOIs in the resorts and providing financing to customers who purchase such interests. At December 31, 2003, the Company had 18 vacation ownership resorts in the United States and the Bahamas.

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

      For a discussion of the Company’s revenues, profits, assets and geographical segments, see the notes to financial statements of this Joint Annual Report. For additional information concerning the Company’s business, see Item 2. Properties, of this Joint Annual Report.

Competitive Strengths

      Management believes that the following factors contribute to the Company’s position as a leader in the lodging and vacation ownership industry and provide a foundation for the Company’s business strategy:

      Brand Strength. Starwood has assumed a leadership position in markets worldwide based on its superior global distribution, coupled with strong brands and brand recognition. Starwood’s upscale and luxury brands continue to capture market share from competitors by aggressively cultivating new customers while maintaining loyalty among the world’s most active travelers. The strength of the Company’s brands is evidenced, in part, by the superior ratings received from the Company’s hotel guests and from industry publications. In 2003 Starwood had more than 40 of its top hotels on the Condé Nast Traveler’s 2003 Readers Choice Awards List, including nine hotels on their “Top 100 Best Hotels in the World.” For the second year in a row Starwood was named the “World’s Leading Hotel Group” at the World Travel Awards and was again designated as the “World’s Best Global Hotel Company” by Global Finance magazine.

      Frequent Guest Program. The Company’s loyalty program, Starwood Preferred Guest® (“SPG”) has over 19 million members and since its inception in 1999, has been awarded the Hotel Program of the Year three times by consumers via the prestigious Freddie Awards. SPG has also received awards for Best Customer Service, Best Web Site, Best Elite-Level Program, Best Award Redemption and Best Newsletter. SPG, which was the first loyalty program in the hotel industry with a policy of no blackout dates and no capacity controls, enables members to redeem stays when they want and where they want. SPG yields repeat guest business due to rewarding frequent stays and purchasers of VOIs with points towards free hotel stays and other rewards, or airline miles with any of the participating 32 airline programs.

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

      Premier and Distinctive Properties. Starwood controls a distinguished and diversified group of hotel properties throughout the world, including the St. Regis in New York, New York; The Phoenician in Scottsdale, Arizona; the Hotel Gritti Palace in Venice, Italy; the St. Regis in Beijing, China; and the Westin Palace in Madrid, Spain. These are among the leading hotels in the industry and are at the forefront of providing the highest quality and service. Starwood’s properties are consistently recognized as the best of the best by readers of Condé Nast Traveler, who are among the world’s most sophisticated and discerning group of travelers. The November 2003 edition of the Condé Nast Traveler Magazine named nine Starwood properties in the top 100 “Best in the World”, with the Westin Turnberry in Scotland ranked as the top European Resort. In addition, the Condé Nast Traveler Magazine January 2004 issue included 55 Starwood properties among its prestigious Gold List and Gold List Reserve, more than any other hotel company.

      Scale. As one of the largest hotel and leisure companies focusing on the luxury and upscale full-service lodging market, Starwood has the scale to support its core marketing and reservation functions. The Company also believes that its scale will contribute to lowering its cost of operations through purchasing economies areas such as insurance, energy, telecommunications, technology, employee benefits, food and beverage, furniture, fixtures and equipment and operating supplies.

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

      While Starwood focuses on the luxury and upscale portion of the full-service lodging and vacation ownership markets, the Company’s brands cater to a diverse group of sub-markets within this market. For example, the St. Regis hotels cater to high-end hotel and resort clientele while Four Points by Sheraton hotels deliver extensive amenities and services at more affordable rates.

      Starwood derives its cash flow from multiple sources within its hotel and vacation ownership segments, including owned hotels activity and management and franchise fees, and is geographically diverse with operations around the world. The following tables reflect the Company’s hotel and vacation ownership properties by type of revenue source and geographical presence by major geographic area as of December 31, 2003:

	Number of
	Properties	Rooms

Owned hotels(a)	140	50,000
Managed and unconsolidated joint venture hotels	286	98,000
Franchised hotels	312	81,000
Vacation ownership resorts	18	4,000

Total properties	756	233,000

(a)	Includes wholly owned, majority owned and leased hotels.

	Number of
	Properties	Rooms

North America	445	149,000
Europe, Africa and the Middle East	176	43,000
Latin America	43	10,000
Asia Pacific	92	31,000

Total	756	233,000

Business Segment and Geographical Information

      Incorporated by reference in Note 22. Business Segment and Geographical Information, in the notes to financial statements set forth in Part II, Item 8. Financial Statements and Supplementary Data.

Business Strategy

      The Company’s primary business objective is to maximize earnings and cash flow by increasing the profitability of the Company’s existing portfolio; selectively acquiring interests in additional assets; increasing the number of the Company’s hotel management contracts and franchise agreements; acquiring and developing vacation ownership resorts and selling VOIs; and maximizing the value of its owned real estate properties, including selectively disposing of non-core hotels and “trophy” assets that may be sold at significant premiums. The Company plans to meet these objectives by leveraging its global assets, broad customer base and other resources and by taking advantage of the Company’s scale to reduce costs. The uncertainty relating to the timing and strength of recoveries in the North American and European economies, combined with current political and economic environments in South America, the Middle East and other parts of the world and their consequent impact on travel in their respective regions and the rest of the world, make financial planning and implementation of our strategy more challenging.

      Growth Opportunities. Management has identified several growth opportunities with a goal of enhancing the Company’s operating performance and profitability, including:

•	Continuing to expand the Company’s role as a third-party manager of hotels and resorts. This allows Starwood to expand the presence of its lodging brands and gain additional cash flow generally with modest capital commitment;

•	Franchising the Sheraton, Westin, Four Points by Sheraton and Luxury Collection brands to selected third-party operators and licensing the Westin, W and St. Regis brand names to selected third parties in connection with luxury residential condominiums, thereby expanding the Company’s market presence, enhancing the exposure of its hotel brands and providing additional income through franchise and license fees;

•	Expanding the Company’s internet presence and sales capabilities to increase revenue and improve customer service;

•	Continuing to grow the Company’s frequent guest program, thereby increasing occupancy rates while providing the Company’s customers with benefits based upon loyalty to the Company’s hotels and vacation ownership resorts;

•	Enhancing the Company’s marketing efforts by integrating the Company’s proprietary customer databases, so as to sell additional products and services to existing customers, improve occupancy rates and create additional marketing opportunities;

•	Optimizing the Company’s use of its real estate assets to improve ancillary revenue, such as condominium sales and restaurant, beverage and parking revenue from the Company’s hotels and resorts;

•	Continuing to build the “W” hotel brand to appeal to upscale business travelers and other customers seeking full-service hotels in major markets by, among other things, placing Bliss Spa®, which the Company acquired in January 2004, in “W” hotels and expanding the W brand to resorts in non-urban areas;

•	Innovations such as the Heavenly Bed® and Heavenly Bath®, the Sheraton Sweet SleeperSM Bed and the Sheraton Service PromiseSM;

•	Renovating, upgrading and expanding the Company’s branded hotels to further its strategy of strengthening brand identity;

•	Developing additional vacation ownership resorts and leveraging our hotel real estate assets where possible through VOI construction and residential or condominium sales;

•	Leveraging the Bliss product line and distribution channels; and

•	Increasing operating efficiencies through increased use of technology.

      Starwood intends to explore opportunities to expand and diversify the Company’s hotel portfolio through minority investments and selective acquisitions of properties domestically and internationally that meet some or all of the following criteria:

•	Luxury and upscale hotels and resorts in major metropolitan areas and business centers;

•	Major tourist hotels, destination resorts or conference centers that have favorable demographic trends and are located in markets with significant barriers to entry or with major room demand generators such as office or retail complexes, airports, tourist attractions or universities;

•	Undervalued hotels whose performance can be increased by re-branding to one of the Company’s hotel brands, the introduction of better and more efficient management techniques and practices and/or the injection of capital for renovating, expanding or repositioning the property;

•	Hotels or brands which would enable the Company to provide a wider range of amenities and services to customers; and

•	Portfolios of hotels or hotel companies that exhibit some or all of the criteria listed above, where the purchase of several hotels in one transaction enables Starwood to obtain favorable pricing or obtain attractive assets that would otherwise not be available or realize cost reductions on operating the hotels by incorporating them into the Starwood system.

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

Competition

      The hotel industry is highly competitive. Competition is generally based on quality and consistency of room, restaurant and meeting facilities and services, attractiveness of locations, availability of a global distribution system, price, the ability to earn and redeem loyalty program points and other factors. Management believes that Starwood competes favorably in these areas. Starwood’s properties compete with other hotels and resorts, including facilities owned by local interests and facilities owned by national and international chains, in their geographic markets. The principal competitors of Starwood include other hotel operating companies, ownership companies (including hotel REITs) and national and international hotel brands.

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

Seasonality and Diversification

      The hotel industry is seasonal in nature; however, the periods during which the Company’s properties experience higher revenue activities vary from property to property and depend principally upon location. Other than 2001, which was dramatically impacted by the September 11, 2001 terrorist attacks in New York, Washington, D.C. and Pennsylvania (the “September 11 Attacks”) and their aftermath, the Company’s revenues and operating income historically have been lower in the first quarter than in the second, third or fourth quarters.

Comparability of Owned Hotel Results

      Starwood continually updates and renovates its owned, leased and consolidated joint venture hotels. While undergoing renovation, these hotels are generally not operating at full capacity and, as such, these renovations can negatively impact Starwood’s revenues and operating income.

Employees

      At December 31, 2003, Starwood employed approximately 110,000 employees at its corporate offices, owned and managed hotels and vacation ownership resorts, of whom approximately 54% were employed in the United States. At December 31, 2003, approximately 32% of the U.S.-based employees were covered by various collective bargaining agreements providing, generally, for basic pay rates, working hours, other conditions of employment and orderly settlement of labor disputes. Generally, labor relations have been maintained in a normal and satisfactory manner, and management believes that the Company’s employee relations are good.

Item 2.     Properties.

      Starwood is one of the largest hotel and leisure companies in the world, with operations in 82 countries. Starwood considers its hotels and resorts, including vacation ownership resorts (together “Resorts”), generally to be premier establishments with respect to desirability of location, size, facilities, physical condition, quality and variety of services offered in the markets in which they are located. Although obsolescence arising from age and condition of facilities can adversely affect the Company’s Resorts, Starwood and third-party owners of managed and franchised Resorts expend substantial funds to renovate and maintain their facilities in order to remain competitive. For further information, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources in this Joint Annual Report.

      The Company’s hotel business included 738 owned, managed or franchised hotels with approximately 229,000 rooms and its vacation ownership business included 18 vacation ownership resorts at December 31, 2003, predominantly under six brands. All brands represent full-service properties that range in amenities from luxury hotels and resorts to more moderately priced hotels. As a result of the Bliss acquisition, the Company also leases three stand alone Bliss Spas, two in New York, New York and one in London, England.

      The following table reflects the Company’s hotel and vacation ownership properties, by brand:

	Hotels		VOI

	Properties	Rooms	Properties	Rooms

St. Regis and Luxury Collection	49	8,000	—	—
Sheraton	394	135,000	7	2,000
Westin	121	52,000	4	1,000
W	18	5,000	—	—
Four Points	138	25,000	—	—
Independent/Other	18	4,000	7	1,000

Total	738	229,000	18	4,000

      St. Regis Hotels & Resorts (luxury full-service hotels and resorts) deliver the most discreet, personalized and anticipatory level of service to high-end leisure and business travelers. St. Regis hotels typically have individual design characteristics to accentuate each individual location and city. Most St. Regis hotels have spacious, luxurious rooms and suites with highly designed, residential surroundings and include a 4- or 5-Star restaurant on premises. The Company is in the process of developing several condominium and fractional residential properties as part of existing, or to be built, St. Regis hotels. Some of these properties include the St. Regis Museum Tower Hotel in San Francisco, California, scheduled to open in mid 2005, the Residence Club in Aspen, Colorado, scheduled to open during the summer of 2005 and Temenos, Anguilla, a St. Regis Retreat, which is scheduled to debut in 2006.

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

      Westin Hotels & Resorts (luxury and upscale full-service hotels and resorts) are first-class, signature hotels that typically make up an integral part of a city or region in which the hotels are located. Westin hotels and resorts are characterized by a commitment to uncompromised elegance, service and guest experience. The

Company has an agreement with a third party to operate the Westin Trillium House, a luxury condominium hotel in Ontario, Canada, that is scheduled to open in the summer of 2005.

      W Hotels (stylish boutique full-service urban hotels and resorts) was inaugurated in December 1998 with the opening of the W New York. W hotels provide a unique hotel alternative to business travelers, combining the personality, style and distinctive flavor of an intimate hotel with the functionality, reliability and attentive service of a major business and leisure hotel. W hotels feature modern, sophisticated design with custom-made furnishings and accessories, fully wired rooms with the most advanced technology in the industry, and unique, high-quality signature restaurants and bars. The Company is in the process of developing several condominium residences as part of the W hotels, including the W Dallas Victory Hotel and Residences which is expected to open in late 2005 and the W Ft. Lauderdale Hotel and Residences, which is scheduled to open in December 2006.

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

Hotel Business

      Owned, Leased and Consolidated Joint Venture Hotels. The following table summarizes revenue per available room (“REVPAR”)(1), average daily rates (“ADR”) and average occupancy rates on a year-to-year basis for the Company’s 140 owned, leased and consolidated joint venture hotels (excluding 25 hotels sold or closed during 2002 and 2003) (“Same-Store Owned Hotels”) for the years ended December 31, 2003 and 2002:

	Year Ended
	December 31,

	2003	2002	Variance

Worldwide (140 hotels with approximately 50,000 rooms)
REVPAR	$98.34	$97.10	1.3%
ADR	$152.12	$151.69	0.3%
Occupancy	64.6%	64.0%	0.6
North America (95 hotels with approximately 37,000 rooms)
REVPAR	$98.62	$98.81	(0.2)%
ADR	$148.03	$150.84	(1.9)%
Occupancy	66.6%	65.5%	1.1
International (45 hotels with approximately 13,000 rooms)
REVPAR	$97.52	$92.15	5.8%
ADR	$165.37	$154.37	7.1%
Occupancy	59.0%	59.7%	(0.7)

(1)	REVPAR is calculated by dividing room revenue which is derived from rooms and suites rented or leased, by total room nights available for a given period. REVPAR may not be comparable to similarly titled measures such as revenues.

     During the years ended December 31, 2003 and 2002, the Company invested approximately $259 million and $262 million, respectively, for capital improvements at owned hotels and capital expenditures on technology development. During 2003 and 2002, these capital expenditures included continued development of the St. Regis Museum Tower in San Francisco, California and renovations of the Phoenician in Scottsdale, Arizona, the Westin Excelsior in Rome, Italy, the Westin Galleria and Oaks in Houston, Texas and the Sheraton New York Hotel and Towers in New York, New York.

      Managed and Franchised Hotels. Hotel and resort properties in the United States are often owned by entities that do not manage hotels or own a brand name. Hotel owners typically enter into management contracts with hotel management companies to operate their hotels. When a management company does not offer a brand affiliation, the hotel owner often chooses to pay separate franchise fees to secure the benefits of brand marketing, centralized reservations and other centralized administrative functions, particularly in the sales and marketing area. Management believes that companies, such as Starwood, that offer both hotel management services and well-established worldwide brand names appeal to hotel owners by providing the full range of management and marketing services.

      Managed Hotels. Starwood manages hotels worldwide, usually under a long-term agreement with the hotel owner (including entities in which Starwood has a minority equity interest). The Company’s responsibilities under hotel management contracts typically include hiring, training and supervising the managers and employees that operate these facilities. For additional fees, Starwood provides reservation services and coordinates national advertising and certain marketing and promotional services. Starwood prepares and implements annual budgets for the hotels it manages and is responsible for allocating property-owner funds for periodic maintenance and repair of buildings and furnishings. In addition to the Company’s owned and leased hotels, at December 31, 2003, Starwood managed 286 hotels with approximately 98,000 rooms worldwide.

      Management contracts typically provide for base fees tied to gross revenue and incentive fees tied to profits as well as fees for other services, including centralized reservations, sales and marketing, public relations and national and international media advertising. In the Company’s experience, owners seek hotel managers that can provide attractively priced base, incentive, marketing and franchise fees combined with demonstrated sales and marketing expertise and operations-focused management designed to enhance profitability. Some of the Company’s management contracts permit the hotel owner to terminate the agreement when the hotel is sold or otherwise transferred to a third party, as well as if Starwood fails to meet established performance criteria. In addition, many hotel owners seek equity, debt or other investments from Starwood to help finance hotel renovations or conversions to a Starwood brand so as to align the interests of the owner and the Company. The Company’s ability or willingness to make such investments may determine, in part, whether Starwood will be offered, will accept, or will retain a particular management contract. During 2003, the Company signed management agreements for 27 hotels with approximately 10,000 rooms.

      Brand Franchising and Licensing. Starwood franchises its Sheraton, Westin, Four Points by Sheraton and Luxury Collection brand names and generally derives licensing and other fees from franchisees based on a fixed percentage of the franchised hotel’s room revenue, as well as fees for other services, including centralized reservations, sales and marketing, public relations and national and international media advertising. In addition, a franchisee may also purchase hotel supplies, including brand-specific products, from certain Starwood-approved vendors. Starwood approves certain plans for, and the location of, franchised hotels and reviews their design. At December 31, 2003, there were 312 franchised properties with approximately 81,000 rooms operating under the Sheraton, Westin, Four Points by Sheraton and Luxury Collection brands. During 2003, the Company signed franchise agreements with 21 hotels with approximately 4,000 rooms.

      Starwood also entered into management contracts with several owners in 2003 for mixed use hotel projects which include a residential component. To facilitate the sale of the residential units, Starwood entered into licensing agreements for the use of its W, Westin and St. Regis brands to allow the owners to offer branded condominiums to prospective purchasers. In consideration, Starwood will receive a licensing fee equal to a percentage of the gross sales revenue of the units sold. The licensing arrangement terminates upon sell-out of the units or upon termination of the management contract.

Vacation Ownership Business

      The Company develops, owns and operates vacation ownership resorts, markets and sells the VOIs in the resorts and, in many cases, provides financing to customers who purchase such ownership interests. Owners of VOIs can trade their interval for intervals at other Starwood vacation ownership resorts, for intervals at certain vacation ownership resorts not otherwise sponsored by Starwood through an exchange company, or for hotel stays at Starwood properties. From time to time, the Company securitizes or sells the receivables generated from its sales of VOIs.

      At December 31, 2003, the Company had 18 vacation ownership resorts in its portfolio with six actively selling VOIs, four under construction, two expected to start construction shortly and six that had sold all existing inventory. During 2003, the Company held the grand opening of the Westin Ka’anapali Ocean Resort and Villas in Maui, Hawaii. The first phase of the resort (103 units) was sold out prior to opening. Also during 2003, the Company announced a brand extension and fractional product with the St. Regis Aspen Residence Club (25 units). During 2003 and 2002, the Company invested approximately $140 million and $96 million, respectively, for capital expenditures, including VOI construction at Westin Ka’anapali, Westin Mission Hills Resort Villas in Rancho Mirage, California, and Westin Kierland in Scottsdale, Arizona and the acquisition in 2002 of 18.5 acres for a new Westin vacation ownership development in Princeville, Hawaii.

Item 3.     Legal Proceedings.

      Incorporated by reference to the description of legal proceedings in Note 21. Commitments and Contingencies, in the notes to financial statements set forth in Part II, Item 8. Financial Statements and Supplementary Data.

Item 4.     Submission of Matters to a Vote of Security Holders.

      Not applicable.

Executive Officers of the Registrants

      See Part III, Item 10. of this Joint Annual Report for information regarding the executive officers of the Registrants, which information is incorporated herein by reference.

PART II

Item 5.     Market for Registrants’ Common Equity and Related Stockholder Matters.

Market Information

      The Shares are traded on the New York Stock Exchange (the “NYSE”) under the symbol “HOT.” The Class A Shares are all indirectly held by the Corporation and have never been traded.

      The following table sets forth, for the fiscal periods indicated, the high and low sale prices per Share on the NYSE Composite Tape.

	High	Low

2003
Fourth quarter	$37.60	$32.96
Third quarter	$36.55	$28.31
Second quarter	$30.65	$23.44
First quarter	$26.95	$21.68
2002
Fourth quarter	$26.01	$19.00
Third quarter	$33.50	$21.50
Second quarter	$39.94	$32.50
First quarter	$39.48	$29.31

Holders

      As of February 26, 2004, there were approximately 20,000 holders of record of Shares and one holder of record of the Class A Shares.

Distributions Made/ Declared

      The following table sets forth the frequency and amount of distributions made by the Trust to holders of Shares for the years ended December 31, 2003 and 2002:

Distributions
Made

2003
Annual distribution	$0.84(a	)
2002
Annual distribution	$0.84(a	)

(a)	The Trust declared distributions in the fourth quarter of 2003 and 2002 to shareholders of record on December 31, 2003 and 2002, respectively. The distributions were paid in January 2004 and 2003, respectively.

     The Corporation has not paid any cash dividends since its organization and does not anticipate that it will pay any dividends in the foreseeable future.

      As a consequence of the Reorganization, holders of Class B Shares are entitled, subject to certain conditions, to receive a non-cumulative annual distribution, which was set at an initial rate of $0.60 per Share for 1999, to the extent the distribution is authorized by the Board of Trustees of the Trust. The distribution was increased to an annual rate of $0.80 in 2001. In the beginning of 2002, the Company shifted from paying a quarterly distribution to paying an annual distribution (and intends to continue its distributions on an annual basis for 2004). For 2002 and 2003, the Trust paid a distribution of $0.84 per Share. Unless distributions for the then current distribution period have been paid on the Class B Shares, the Trust is not permitted to pay a distribution on the Class A Shares (except in certain circumstances). At this time, the Company anticipates that the 2004 distributions will be held constant at $0.84 per Share. The final determination of the amount of the distribution will be subject to economic and financial conditions, as well as approval by the Board of Trustees of the Trust.

Conversion of Securities; Sale of Unregistered Securities

      During 2003, no shares of Class B Exchangeable Preferred Shares (“Class B EPS”) were exchanged for shares of Class A Exchangeable Preferred Shares (“Class A EPS”). Approximately 13,000 shares of Class A EPS were exchanged for an equal number of Shares during 2003. Through December 31, 2003, in accordance with the terms of the Class B EPS, which allow the shareholders to put these units back to the Company for cash at $38.50 for a one-year period beginning on the fifth anniversary of the Westin acquisition (ending January 3, 2004), approximately 528,000 shares were put back to the Company for approximately $20 million. Approximately 408,000 additional Class B EPS were redeemed for $16 million from January 1, 2004 through January 3, 2004. Subsequent to January 3, 2004, if Class B EPS are put to the Company, the Company has the option to settle in cash at $38.50 per share or Class A EPS at $38.50 per share. On January 2, 2003, Mr. Sternlicht redeemed 240,391 of these Class B EPS for $38.50 per share.

      During 2003, the Company exchanged approximately 13,000 limited partnership units of the Realty Partnership and the Operating Partnership held by third parties for Shares on a one-for-one basis.

      During 2003, the Company issued the following Shares upon cashless exercises of stock options:

		Stock
		Options
Date	Shares Issued	Exercised

August 21, 2003	1,339	5,000
August 26, 2003	944	3,750
September 19, 2003	4,469	16,250
October 2, 2003	2,652	8,750
October 19, 2003	5,102	16,250

      The options were issued in connection with the Company’s acquisition of an interest in a business owned by the option holders and were not subject to registration pursuant to Section 4(2) under the Securities Act of 1933, as amended, on the basis that the transaction did not involve a public offering. The Shares issued to the option holders were not registered shares but could be sold in compliance with Rule 144 of the Securities Act.

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

	Year Ended December 31,

	2003	2002	2001	2000	1999

	(In millions, except per Share data)
Income Statement Data
Revenues(a)	$3,779	$3,808	$3,893	$4,250	$3,740
Operating income	$427	$551	$576	$968	$787
Income (loss) from continuing operations	$105	$251	$147	$397	$(672)
Diluted earnings (loss) per Share from continuing operations	$0.51	$1.22	$0.71	$1.94	$(3.59)
Operating Data
Cash from continuing operations	$760	$688	$740	$795	$519
Cash from (used for) investing activities	$510	$(286)	$(621)	$(659)	$3,172
Cash used for financing activities	$(979)	$(427)	$(162)	$(417)	$(3,335)
Aggregate cash distributions paid	$170	$40 (b )	$156	$134	$116
Cash distributions declared per Share	$0.84	$0.84	$0.80	$0.69	$0.60

(a)	Excluding other revenues from managed and franchised properties.

(b)	This balance reflects the payment made in January 2002 for the dividends declared for the fourth quarter of 2001. As the Trust now declares dividends annually, the 2002 annual dividend payment, which was made in January 2003, is reflected in the 2003 column.

	At December 31,

	2003	2002	2001	2000	1999

	(In millions)
Balance Sheet Data
Total assets	$11,894	$12,190	$12,416	$12,627	$12,936
Long-term debt, net of current maturities and including exchangeable units and Class B preferred shares	$4,424	$4,500	$5,301	$5,090	$4,799

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

CRITICAL ACCOUNTING POLICIES

      The Company believes the following to be its critical accounting policies:

      Revenue Recognition. The Company’s revenues are primarily derived from the following sources: (1) hotel and resort revenues at the Company’s owned, leased and consolidated joint venture properties; (2) management and franchise fees; (3) vacation ownership revenues; and (4) other revenues which are ancillary to the Company’s operations. Generally, revenues are recognized when the services have been rendered. The following is a description of the composition of revenues for the Company:

•	Owned, Leased and Consolidated Joint Ventures — Represents revenue primarily derived from hotel operations, including the rental of rooms and food and beverage sales from owned leased or consolidated joint venture hotels and resorts. Revenue is recognized when rooms are occupied and services have been rendered. These revenues are impacted by global economic conditions affecting the travel and hospitality industry as well as relative market share of the local competitive set of hotels. REVPAR is a leading indicator of revenue trends at owned, leased and consolidated joint venture hotels.

•	Management and Franchise Fees — Represents fees earned on hotels managed worldwide, usually under long-term contracts, and franchise fees received in connection with the franchise of the Company’s Sheraton, Westin, Four Points by Sheraton and Luxury Collection brand names. Management fees are comprised of a base fee, which is generally based on a percentage of gross revenues, and an incentive fee, which is generally based on the property’s profitability. For any time during the year, incentive fees are recognized for the fees due and earned as if the contract was terminated at that date, exclusive of any termination fees due or payable. Therefore, during periods prior to year-end, the incentive fees recorded may not be indicative of the eventual incentive fees that will be recognized at year-end as conditions and incentive hurdle calculations may not be final. Franchise fees are generally based on a percentage of hotel room revenues. As with hotel revenues discussed above, these revenue sources are affected by conditions impacting the travel and hospitality industry as well as competition from other hotel management and franchise companies.

•	Vacation Ownership — The Company recognizes revenue from VOI sales and financings. Such revenues are impacted by the state of the global economies and, in particular, the U.S. economy, as well as interest rate and other economic conditions affecting the lending market. The Company determines the portion of revenues to recognize for sales accounted for under the percentage of completion method based on judgments and estimates including total project costs to complete. Additionally, the Company records reserves against these revenues based on expected default levels. Changes in costs could lead to adjustments to the percentage of completion status of a project, which may result in differences in the timing and amount of revenues recognized from the projects. The Company anticipates developing future high end VOI projects adjacent to or as part of its luxury resorts, resulting in cross-selling opportunities and an audience of higher-end purchasers, yielding both higher revenues and reduced risks associated with financing these VOI sales.

      Frequent Guest Program. SPG is the Company’s frequent guest incentive marketing program. SPG members earn points based on spending at the Company’s properties, as incentives to first time buyers of VOIs and, to a lesser degree, through participation in affiliated partners’ programs. Points can be redeemed at most Company owned, leased, managed and franchised properties. The cost of operating the program, including the estimated cost of award redemption, is charged to properties based on members’ qualifying expenditures. Revenue is recognized by participating hotels and resorts when points are redeemed for hotel stays.

      The Company, through the services of third-party actuarial analysts, determines the fair value of the future redemption obligation based on statistical formulas which project the timing of future point redemption based on historical experience, including an estimate of the “breakage” for points that will never be redeemed, and an estimate of the points that will eventually be redeemed. Actual expenditures for SPG may differ from the actuarially determined liability. The total actuarially determined liability as of December 31, 2003 and 2002 is $201 million and $175 million, respectively. A 10% reduction in the “breakage” of points would result in an increase of $31 million to the liability at December 31, 2003.

      Long Lived Asset Valuations. The Company continually evaluates the carrying value of its long-lived assets for impairment by comparing the expected undiscounted future cash flows of the assets to the net book value of the assets. If the expected undiscounted future cash flows are less than the net book value of the assets, the excess of the net book value over the estimated fair value is charged to current earnings. Fair value is based upon discounted cash flows of the assets at a rate deemed reasonable for the type of asset and prevailing market conditions, appraisals and, if appropriate, current estimated net sales proceeds from pending offers. The Company evaluates the carrying value of its long-lived assets based on its plans, at the time, for such assets and such qualitative factors as future development in the surrounding area, status of expected local competition and projected incremental income from renovations. Changes to the Company’s plans, including a decision to dispose of or change the intended use of an asset, can have a material impact on the carrying value of the asset.

      Legal Contingencies. The Company is subject to various legal proceedings and claims, the outcomes of which are subject to significant uncertainty. SFAS No. 5, “Accounting for Contingencies,” requires that an estimated loss from a loss contingency should be accrued by a charge to income if it is probable that an asset has been impaired or a liability has been incurred and the amount of the loss can be reasonably estimated. The Company evaluates, among other factors, the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of loss and changes in these factors could materially impact the Company’s financial position or its results of operations.

      Income Taxes. The Company provides for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes”. The objectives of accounting for income taxes are to recognize the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in an entity’s financial statements or tax returns. Judgment is required in assessing the future tax consequences of events that have been recognized in the Company’s financial statements or tax returns.

RESULTS OF OPERATIONS

      The following discussion presents an analysis of results of our operations for the years ended December 31, 2003, 2002 and 2001.

      The Company’s operating results for a substantial part of 2003 were significantly impacted by the weakened worldwide economic environment, the war in Iraq and its aftermath, and the Severe Acute Respiratory Syndrome (“SARS”) epidemic, all of which resulted in a dramatic slowdown in business and international travel. In the latter part of the year, transient travel in North America, where the Company has its largest concentration of owned hotels, began to increase, more than offsetting continued weaknesses in group travel.

      The Company derives the majority of its revenues and operating income from its owned, leased and consolidated joint venture hotels and, as discussed above, a significant portion of these results are driven by these hotels in North America. Total operating income generated from the Company’s hotels in North America for the years ending December 31, 2003 and 2002 was $233 million and $239 million, respectively (total operating income for the Company was $427 million and $551 million for 2003 and 2002, respectively). The following represents the geographical breakdown of the Company’s operating income in North America by metropolitan area for the years ended December 31, 2003 and 2002:

Top Ten Metropolitan Areas as a % of Full Year 2003 and 2002
Owned North America Operating Income

	2003	2002
	Operating	Operating
Metropolitan Area	Income	Income

New York, NY	13.5%	17.1%
San Diego, CA	10.0%	8.4%
Boston, MA	9.6%	10.7%
Phoenix, AZ	5.9%	5.7%
Seattle, WA	5.8%	5.2%
Atlanta, GA	5.0%	5.4%
Maui, HI	4.3%	3.3%
Los Angeles — Long Beach, CA	3.8%	3.6%
Indianapolis, IN	3.4%	2.9%
Toronto, Canada	3.2%	4.1%
All Other	35.5%	33.6%

Total	100%	100%

      A leading indicator for the performance of the Company’s owned, leased and consolidated joint venture hotels is REVPAR, which we consider to be a meaningful indicator of our performance, as it measures the period-over-period growth in rooms revenue for comparable properties. This is particularly the case in the United States where there is no impact on this measure from foreign exchange rates. REVPAR at our owned hotels in North America has declined in the past two years due to the global economic downturn discussed above.

Year Ended December 31, 2003 Compared with Year Ended December 31, 2002

Continuing Operations

      Revenues. Total revenues, including other revenues from managed and franchised properties, were $4.630 billion, remaining virtually flat compared to 2002 levels. Revenues from the Company’s owned, leased and consolidated joint venture hotels decreased 3.3% to $3.085 billion for the year ended December 31, 2003 when compared to $3.190 billion in the corresponding period of 2002, partially offset by a 12.3% increase in other hotel and leisure revenues to $694 million for the year ended December 31, 2003 when compared to $618 million in the corresponding period of 2002.

      The decrease in revenues from owned, leased and consolidated joint venture hotels is due primarily to the absence of revenues generated by 16 non-strategic domestic hotels and four hotels in Costa Smeralda, Italy, which were mostly sold in the first half of 2003, and offset by increased revenues from the Company’s Same-Store Owned Hotels (140 hotels for 2003 and 2002, excluding 25 hotels sold or closed during these periods). Revenues from the 20 sold hotels during 2003 were $110 million, a decrease of $140 million as compared to $250 million in the same period of 2002. Revenues from the Company’s Same-Store Owned Hotels increased 2.0% to $2.967 billion for the year ended December 31, 2003 when compared to $2.909 billion in the same period of 2002 due primarily to an increase in REVPAR. REVPAR at the Company’s Same-Store Owned Hotels increased 1.3% to $98.34 for the year ended December 31, 2003 when compared to the corresponding

2002 period. The increase in REVPAR at these Same-Store Owned Hotels was attributed to an increase in occupancy to 64.6% in the year ended December 31, 2003 when compared to 64.0% in the same period of 2002 and a slight increase in ADR of 0.3% to $152.12 for the year ended December 31, 2003 compared to $151.69 for the corresponding 2002 period. REVPAR at Same-Store Owned Hotels in North America decreased 0.2% for the year ended December 31, 2003 when compared to the same period of 2002. The slight decrease in REVPAR and revenues from owned, leased and consolidated joint venture hotels in North America was primarily due to the decline in business transient demand as a result of the weakened global economies. REVPAR at the Company’s international Same-Store Owned Hotels increased by 5.8% for the year ended December 31, 2003 when compared to the same period of 2002, primarily due to the favorable effect of foreign currency translation. Including the impact of foreign currency, REVPAR for Same-Store Owned Hotels in Europe increased 6.2%, in Latin America decreased 5.5% and in Asia Pacific increased 31.7% when compared to 2002. Excluding the favorable effect of foreign exchange, REVPAR at the Company’s Same-Store Owned Hotels internationally decreased 6.5% for the year ended 2003 when compared to 2002 due to the weakened global economies and adverse political and economic conditions.

      The increase in other hotel and leisure revenues, for the year ended December 31, 2003 when compared to the same period in 2002, primarily resulted from the increase in VOI sales of 30.7% to $361 million in 2003 compared to $276 million in 2002. Contract sales of VOI inventory increased 23.2% in the year ended December 31, 2003 when compared to the same period in 2002, primarily as a result of sales at the Westin Ka’anapali Ocean Resort Villas in Maui, Hawaii, which sold out the first phase prior to the opening, as well as strong demand reflected in our resorts in Scottsdale and Orlando in the latter part of the year. Management and franchise fees revenue also increased as compared to the prior year. These increases were partially offset by reduced interest income and increased insurance claims at the Company’s captive insurance company.

      Other revenues and expenses from managed and franchised properties increased to $851 million in 2003 when compared to $780 million in 2002, primarily due to the addition of hotels to the Company’s portfolio of managed and franchised hotels. These revenues represent reimbursements of costs incurred on behalf of managed hotel properties and franchisees. These costs relate primarily to payroll costs at managed properties where the Company is the employer. Since the reimbursements are made based upon the costs incurred with no added margin, these revenues and corresponding expenses have no effect on the Company’s operating income and net income.

      Operating Income. Total Company operating income (which includes $9 million of restructuring and other special credits in 2003 and $7 million of restructuring and other special credits and $30 million of foreign exchange gains related to the devaluation of the Argentine Peso in 2002) was $427 million for the year ended December 31, 2003 compared to $551 million in the same period of 2002. Excluding depreciation and amortization of $429 million and $488 million for the years ended December 31, 2003 and 2002, respectively, operating income decreased 17.6% or $183 million to $856 million for the year ended December 31, 2003 when compared to $1.039 million in the same period in 2002, primarily due to the decline in operating income at the Company’s owned, leased and consolidated joint venture hotels as a result of the weakened global economies, the war in Iraq and its aftermath and the SARS epidemic and the absence of the revenues and corresponding operating income from the sold properties discussed above. Operating income at the Company’s owned, leased and consolidated joint venture hotels was $445 million for the year ended December 31, 2003 compared to $589 million in the same period of 2002. These hotels were also negatively impacted by increased energy, workers compensation insurance and other health benefits related costs and reduced cancellation and telecommunication fees in 2003 when compared to 2002. In addition, total Company operating income in 2003 was adversely impacted by the nonrecurring Argentina foreign exchange gains in 2002 of $30 million.

      Operating income for the vacation ownership segment was $89 million in the year ended December 31, 2003 compared to $69 million in 2002. Excluding depreciation and amortization of $10 million in both years ended December 31, 2003 and 2002, operating income increased to $99 million for the period ended December 31, 2003 as compared to $79 million in the prior year primarily due to the increased sales from the vacation ownership projects discussed above.

      Restructuring and Other Special Credits, Net. During 2003, the Company received $12 million in a favorable settlement of a litigation matter. This credit was offset by an increase of $13 million in a reserve for legal defense costs associated with a separate litigation matter. Additionally, the Company reversed a $9 million liability that was originally established in 1997 for the ITT Excess Pension Plan and is no longer required as the Company finalized the settlement of its remaining obligations associated with the plan and reversed $1 million related to the collection of receivables previously deemed impaired. During the year ended December 31, 2002, the Company reversed $7 million of previously recorded restructuring and other special charges primarily related to adjustments to the severance liability established in connection with the cost containment efforts after the September 11 Attacks, sales of its investments in certain e-business ventures previously deemed impaired and the collection of receivables which were previously deemed uncollectible.

      Depreciation and Amortization. Depreciation expense decreased to $410 million in the year ended December 31, 2003 compared to $473 million in the corresponding period of 2002. Additional depreciation resulting from capital expenditures at the Company’s owned, leased and consolidated joint venture hotels was more than offset by the reduced depreciation expense from fully depreciated furniture, fixtures and equipment, as the Company reached the five year anniversary of the merger with ITT Corporation in February 2003 and the 16 non-core domestic hotels, and the four Costa Smeralda hotels which were initially classified as held for sale and depreciation suspended effective March 31, 2003. Amortization expense increased to $19 million in the year ended December 31, 2003 compared to $15 million in the corresponding period of 2002 due to the additional amortization of intangible assets associated with costs incurred in connection with new management contracts.

      Gain on Sale of VOI Notes Receivable. Gains from the sale of VOI receivables of $15 million and $16 million in 2003 and 2002, respectively, are primarily due to the sale of $181 million and $133 million of vacation ownership receivables during the years ended December 31, 2003 and 2002, respectively. Included in the $181 million of VOI receivable sales in 2003 are $89 million of VOI receivables which were repurchased from existing securitizations.

      Net Interest Expense. Interest expense for the years ended December 31, 2003 and 2002, which is net of interest income of $5 million and $2 million, respectively, and discontinued operations allocations of $7 million and $15 million for 2003 and 2002, respectively, decreased to $282 million from $323 million, due primarily to the pay down of debt with $1.1 billion of proceeds from the hotel sales discussed previously, $30 million of early debt extinguishment charges recorded in the second quarter of 2002, lower interest rates in 2003 compared to 2002 and the impact of certain financing transactions, including the issuance of debt in April 2002 and May 2003. The Company’s weighted average interest rate was 5.46% at December 31, 2003 versus 5.64% at December 31, 2002.

      Gain (loss) on Asset Dispositions and Impairments, Net. Loss on asset dispositions and impairment for the year ended December 31, 2003 primarily represents the impairment charges recorded due to the classification of a portfolio of 18 domestic non-core hotels as held for sale, 16 of which were sold in 2003, offset in part by the $9 million gain on sale of undeveloped land in Sardinia, Italy in the second quarter of 2003. During 2002, the Company sold its investment in Interval International, for a gain of $6 million. This gain is offset in part by a net loss of $3 on the disposition of two hotels.

      Income Tax Expense. The income tax benefit of $113 million on the pre-tax loss of $11 million for 2003 is primarily the result of tax exempt Trust income and the favorable settlement of various tax matters. The 2002 income tax provision of $2 million on pre-tax income of $255 million is primarily the result of tax exempt Trust income and net tax benefits primarily related to approximately $39 million of various adjustments to federal and state tax liabilities resulting from the successful settlement of tax matters dating back to 1993. The Company’s effective income tax rate is determined by the level and composition of pretax income subject to varying foreign, state and local taxes and other items. The tax rate for the year ended December 31, 2003 is significantly lower than the prior year due to the combination of lower pretax income and the distribution of $0.84 per Share.

Discontinued Operations

      For the years ended 2003 and 2002, loss from discontinued operations represents the results of the Hotel Principe di Savoia in Milan, Italy (“Principe”), net of $7 million and $15 million, of allocated interest expense, respectively. The Company sold the Principe with no continuing involvement on June 30, 2003. The gain on dispositions for 2003 consists of $194 million (pre-tax) of gains recorded in connection with the sale of the Principe and the reversal of a $52 million (pre-tax) accrual relating to the Company’s gaming businesses disposed of in 1999 and 2000 which are no longer required as the related contingencies have been resolved.

      During 2002, the Company recorded an after tax gain of $109 million from discontinued operations primarily related to the issuance of new Internal Revenue Service (“IRS”) regulations in early 2002, which allowed the Company to recognize a $79 million tax benefit from a tax loss on the 1999 sale of the former gaming business. The tax loss was previously disallowed under the old regulations. In addition, the Company recorded a $25 million gain resulting from an adjustment to the Company’s tax basis in ITT World Directories, a subsidiary which was disposed of in early 1998 through a tax deferred reorganization. The increase in the tax basis has the effect of reducing the deferred tax charge recorded on the disposition in 1998. This gain also included the reversal of $5 million (after tax) of liabilities set up in conjunction with the sale of the former gaming business that are no longer required as the related contingencies have been resolved.

Year Ended December 31, 2002 Compared with Year Ended December 31, 2001

Continuing Operations

      The Company’s operating results for the year ended December 31, 2002 were significantly impacted by the weakened worldwide economic environment, which resulted in a dramatic slowdown in business and transient travel. The decrease in business transient demand, when compared to the same period of 2001, had an adverse impact on the Company’s majority owned hotels, many of which are located in major urban markets.

      Revenues. Total revenues, including other revenues from managed and franchised properties, were $4.588 billion, a 1.0% decrease from 2001 levels. Revenues from the Company’s owned, leased and consolidated joint venture hotels decreased 3.4% to $3.190 billion for the year ended December 31, 2002 when compared to $3.301 billion in the corresponding period of 2001, partially offset by a 4.4% increase in other hotel and leisure revenues to $618 million for the year ended December 31, 2002 when compared to $592 million in the corresponding period of 2001.

      The decrease in revenues from owned, leased and consolidated joint venture hotels is due primarily to decreased revenues at the Company’s Same-Store Owned Hotels offset in part by revenues generated by the W Times Square, which opened in late December 2001, the Westin Dublin, which opened in September 2001, the W Lakeshore Drive in Chicago, Illinois which reopened in October 2001 after a significant renovation and repositioning, and the Sheraton Centre Toronto in Toronto, Canada of which the Company acquired the remaining 50% not previously owned in April 2001. Revenues at the Company’s Same-Store Owned Hotels decreased 6.1% to $2.971 billion for the year ended December 31, 2002 when compared to the same period of 2001 due primarily to a decrease in REVPAR. REVPAR at the Company’s Same-Store Owned Hotels decreased 6.0% to $94.76 for the year ended December 31, 2002 when compared to the corresponding 2001 period. The decrease in REVPAR at these Same-Store Owned Hotels was attributed to a decrease in occupancy to 63.5% in the year ended December 31, 2002 when compared to 65.1% in the same period of 2001 and a decrease in ADR at these Same-Store Owned Hotels. ADR decreased 3.6% to $149.32 for the year ended December 31, 2002 compared to $154.86 for the corresponding 2001 period. REVPAR at Same-Store Owned Hotels in North America decreased 6.0% for the year ended December 31, 2002 when compared to the same period of 2001. As discussed above, the decrease in REVPAR and revenues from owned, leased and consolidated joint venture hotels in North America was primarily due to the decline in business transient demand as a result of the weakened global economies. REVPAR at the Company’s international Same-Store Owned Hotels, which decreased by 6.0% for the year ended December 31, 2002 when compared to the same period of 2001, was also impacted by weakened global economies, the unfavorable effect of foreign currency translation and adverse political and economic conditions. REVPAR for Same-Store Owned Hotels in Europe decreased 0.4%, in Latin America decreased 22.7% and in Asia Pacific increased 6.8% when compared to 2001.

      The increase in other hotel and leisure revenues, for the year ended December 31, 2002 when compared to the same period in 2001, resulted from the increase in VOI sales of 14.0% to $276 million in 2002 compared to $242 million in 2001. Contract sales of VOI inventory increased 16.8% in the year ended December 31, 2002 when compared to the same period in 2001, primarily as a result of sales at the Westin Mission Hills Resort Villas in Rancho Mirage, California and the Westin Ka’anapali Ocean Resort Villas in Maui, Hawaii. These increases were partially offset by lower management fees, primarily due to reduced incentive management fees as a result of the previously discussed weakened global economies.

      Other revenues and expenses from managed and franchised properties increased to $780 million in 2002 when compared to $740 million in 2001, primarily due to the addition of hotels to the Company’s portfolio of managed and franchised properties. These revenues represent reimbursements of costs incurred on behalf of managed hotel properties and franchisees. These costs relate primarily to payroll costs at managed properties where the Company is the employer. Since the reimbursements are made based upon the costs incurred with no added margin, these revenues and corresponding expenses have no effect on the Company’s operating income and net income.

      Operating Income. Total Company operating income (which includes $7 million of restructuring and other special credits and $30 million of foreign exchange gains related to the devaluation of the Argentine Peso in 2002 and $50 million of restructuring and other special charges and $24 million of foreign exchange gains related to the initial remeasurement of the Argentine Peso in 2001) was $551 for the years ended December 31, 2002 compared to $576 million in 2001. Excluding depreciation and amortization of $488 million and $518 million for the years ended December 31, 2002 and 2001, respectively, operating income decreased 5.0% or $55 million to $1,039 million for the years ended December 31, 2002 when compared to $1,094 million in the same period in 2001, primarily due to the decline in operating income at the Company’s owned, leased and consolidated joint venture hotels as a result of the weakened global economies in the aftermath of the September 11 Attacks. Operating income at the Company’s owned, leased and consolidated joint venture hotels was $589 million in the years ended December 31, 2002 compared to $663 million in the same period of 2001. These hotels were also negatively impacted by increased energy, workers compensation insurance and other health benefit related costs and reduced cancellation and telecommunication fees in 2002 when compared to 2001.

      Operating income for the vacation ownership segment was $69 million in the years ended December 31, 2002 compared to $39 million in 2001. Excluding depreciation and amortization of $10 million and $15 million in the years ended December 31, 2002 and 2001, respectively, operating income increased to $79 million for the years ended December 31, 2002 as compared to $54 million in the prior year primarily due to the increased sales at the vacation ownership projects previously discussed.

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

      Depreciation and Amortization. Depreciation expense increased to $473 million in the year ended December 31, 2002 compared to $430 million in the corresponding period of 2001. The increase was due to additional depreciation resulting from capital expenditures at the Company’s owned, leased and consolidated joint venture hotels including the opening of the W Times Square in December 2001 and the Westin Dublin in September 2001, as well as costs to reposition the W Lakeshore and the W Midland hotels in Chicago and capital expenditures on technology development. Amortization expense decreased to $15 million in the year ended December 31, 2002 compared to $88 million in the corresponding period of 2001. The decrease in the amortization expense was primarily attributable to the implementation of SFAS No. 142, “Goodwill and Other Intangible Assets,” which resulted in a $75 million pretax reduction in amortization expense.

      Gain on Sale of VOI Notes Receivable. Gains from the sale of VOI receivables of $16 million and $12 million in 2002 and 2001, respectively, are primarily due to the sale of $133 million and $226 million of vacation ownership receivables during the years ended December 31, 2002 and 2001, respectively. Included in the $226 million of VOI receivable sales in 2001 are $145 million of VOI receivables which were repurchased from existing securitizations.

      Net Interest Expense. Interest expense for the years ended December 31, 2002 and 2001, which is net of interest income of $2 million and $11 million, and discontinued operations allocations of $15 million and $13 million for 2002 and 2001, respectively, decreased to $323 million from $354 million. Excluding $30 million and $9 million related to the early extinguishment of debt for 2002 and 2001, respectively, and an $11 million reversal of accrued interest on tax liabilities that have now been settled in 2002, net interest expense decreased $41 million from the comparable period of the prior year. This decrease was due primarily to lower interest rates compared to 2001 lower debt balances and the impact of certain financing transactions during the past two years. The Company’s weighted average interest rate was 5.64% at December 31, 2002 versus 5.10% at December 31, 2001.

      Gain (loss) on Asset Dispositions and Impairments, Net. During 2002, the Company sold its investment in Interval International, for a gain of $6 million. This gain is offset primarily by a net loss of $3 million on the disposition of two hotels. In 2001, due to the September 11 Attacks and the weakening of the U.S. economy, the Company conducted a comprehensive review of the carrying value of certain assets for potential impairment. As a result, the Company recorded a net charge relating primarily to the impairment of certain investments totaling $57 million.

      Income Tax Expense. The effective income tax rate for the year ended December 31, 2002 decreased to 0.7% compared to 21.7% in the corresponding period in 2001. The 2002 rate includes benefits related to approximately $39 million of various adjustments to federal and state tax liabilities resulting from the successful settlement of tax matters dating back to 1993. The Company’s effective income tax rate is determined by the level and composition of pretax income subject to varying foreign, state and local taxes and other items. The tax rate for the year ended December 31, 2002 is significantly lower than the prior year due to the combination of lower pretax income, the distribution of $0.84 per share and the cessation of amortization of goodwill (as discussed above), which was not deductible for tax purposes.

Discontinued Operations

      For the year’s ended 2002 and 2001, loss from discontinued operations represents the results of the Principe, net of $15 million and $13 million, of allocated interest expense, respectively. In June 2003, the Company sold the Principe with no continuing involvement.

      During 2002, the Company recorded an after tax gain of $109 million from discontinued operations primarily related to the issuance of new Internal Revenue Service (“IRS”) regulations in early 2002, which allowed the Company to recognize a $79 million tax benefit from a tax loss on the 1999 sale of the former gaming business. The tax loss was previously disallowed under the old regulations. In addition, the Company recorded a $25 million gain resulting from an adjustment to the Company’s tax basis in ITT World Directories, a subsidiary which was disposed of in early 1998 through a tax deferred reorganization. The increase in the tax basis has the effect of reducing the deferred tax charge recorded on the disposition in 1998. This gain also included the reversal of $5 million (after tax) of liabilities set up in conjunction with the sale of the former gaming business that are no longer required as the related contingencies have been resolved.

LIQUIDITY AND CAPITAL RESOURCES

Cash From Operating Activities

      Cash flow from operating activities is the principal source of cash used to fund the Company’s operating expenses, interest payments on debt, maintenance capital expenditures and distribution payments by the Trust. The Company anticipates that cash flow provided by operating activities will be sufficient to service these cash requirements. In 2002, the Company shifted from a quarterly distribution to an annual distribution, and declared a distribution of $0.84 per Share to shareholders of record on December 31, 2002 and 2003. The Company paid the 2002 distribution in January 2003 and the 2003 distribution in January 2004. The Company believes that existing borrowing availability together with capacity from additional borrowings and cash from operations will be adequate to meet all funding requirements for the Company’s operating expenses, interest payments on debt, maintenance capital expenditures and distribution payments by the Trust for the foreseeable future.

Cash Used for Investing Activities

      Contractual Obligations. On December 30, 2003, the Company and Lehman Brothers announced the acquisition of all of the outstanding senior debt (approximately $1.3 billion), at a discount, of Le Meridien. The Company funded its $200 million share of the acquisition through a high yield junior participation in the debt. As part of this funding, Lehman Brothers and the Company have entered into an exclusive agreement through March 5, 2004 to negotiate the recapitalization of Le Meridien which may be extended through early April 2004. A recapitalization transaction could require a significant cash outlay by the Company.

      In limited cases, the Company has made loans to owners of or partners in hotel or resort ventures for which the Company has a management or franchise agreement. Loans outstanding under this program totaled $163 million at December 31, 2003. The Company evaluates these loans for impairment, and at December 31, 2003, believes these loans are collectible. Unfunded loan commitments aggregating $70 million were outstanding at December 31, 2003, of which $42 million are expected to be funded in 2004 and $52 million are expected to be funded in total. These loans typically are secured by pledges of project ownership interests and/or mortgages on the projects. The Company also has $75 million of equity and other potential contributions associated with managed or joint venture properties, $24 million of which is expected to be funded in 2004.

      The Company participates in programs with unaffiliated lenders in which the Company may partially guarantee loans made to facilitate third-party ownership of hotels that the Company manages or franchises. As of December 31, 2003, the Company was a guarantor for loans which could reach a maximum of $144 million relating to three projects: the St. Regis in Monarch Beach, California, which opened in mid-2001; the Westin Kierland Resort and Spa in Scottsdale, Arizona, which opened in November 2002; and the Westin in Charlotte, North Carolina, which opened in April 2003. In connection with the loan guarantee for the Westin Charlotte, the Company also entered into a guarantee to fund working capital shortfalls for this resort through 2005. No significant fundings are anticipated under this working capital guarantee. The Company does not anticipate any funding under the remaining loan guarantees in 2004, as all projects are well capitalized. Furthermore, since each of these properties was funded with significant equity and subordinated debt financing, if the Company’s loan guarantees were to be called, the Company could take an equity position in these properties at values significantly below construction costs.

      Surety bonds issued on behalf of the Company as of December 31, 2003 totaled $46 million, the majority of which were required by state or local governments relating to our vacation ownership operations and by our insurers to secure large deductible insurance programs.

      To secure management contracts, the Company may provide performance guarantees to third-party owners. Most of these performance guarantees allow the owner to terminate the contract if the Company elects not to fund shortfalls if certain performance levels are not met. In limited cases, the Company is obliged to fund shortfalls in performance levels. As of December 31, 2003, the Company had seven management contracts with performance guarantees with possible cash outlays of up to $74 million, $50 million of which, if required, would be funded over a period of 25 years and would be largely offset by management fees received under these contracts. Many of the performance tests are multi-year tests, are tied to the results of a competitive set of hotels, and have exclusions for force majeure and acts of war and terrorism. The Company does not anticipate any significant funding under the performance guarantees in 2004. In addition, the Company has agreed to guarantee certain performance levels at a managed property that has authorized VOI sales and marketing. The exact amount and nature of the guaranty is currently under dispute. However, the Company does not believe that any payments under this guaranty will be significant. Lastly, the Company does not anticipate losing a significant number of management or franchise contracts in 2004.

      The Company had the following contractual obligations outstanding as of December 31, 2003 (in millions):

		Due in Less
		Than	Due in	Due in	Due After
	Total	1 Year	1-3 Years	4-5 Years	5 Years

Long-term debt	$4,624	$233 (1)	$1,532	$792	$2,067
Capital lease obligations	2	—	—	—	2
Operating lease obligations	888	61	105	92	630
Unconditional purchase obligations(2)	89	35	43	7	4
Other long-term obligations	4	2	2	—	—

Total contractual obligations	$5,607	$331	$1,682	$891	$2,703

(1)	Balance excludes $326 million of convertible debt maturities classified as long-term as the Company has the ability and intent to draw on its revolving credit facility for such fundings, if required.

(2)	Included in these balances are commitments that may be satisfied by the Company’s managed and franchised properties.

     The Company had the following commercial commitments outstanding as of December 31, 2003 (in millions):

		Amount of Commitment Expiration Per Period

		Less Than			After
	Total	1 Year	1-3 Years	4-5 Years	5 Years

Standby letters of credit	$129	$129	$—	$—	$—
Hotel loan guarantees	144	39	75	—	30
Other commercial commitments	—	—	—	—	—

Total commercial commitments	$273	$168	$75	$—	$30

      In the fourth quarter of 2003, Starwood commenced a tender offer to acquire any and all of the outstanding limited partnership units of Westin Hotels Limited Partnership, the entity that indirectly owns the Westin Michigan Avenue Hotel in Chicago, Illinois. The tender offer expired on February 20, 2004 and 33,873 units were tendered to Starwood and accepted for payment, representing approximately 25% of the outstanding units for a total cash purchase price of approximately $25 million. The purchase price was funded from available cash.

      In January 2004, Starwood acquired a 95% interest in Blissworld LLC which operates three stand alone spas (two in New York, New York and one in London, England) and a beauty products business with distribution through its own internet site and catalogue as well as through third party retail stores. The purchase price for the acquired interest was $23.8 million, and was funded from available cash.

      The Company intends to finance the acquisition of additional hotel properties (including equity investments), hotel renovations, VOI construction, capital improvements, technology spend and other core business acquisitions and investments and provide for general corporate purposes through its credit facilities described below, through the net proceeds from dispositions, through the assumption of debt and through the issuance of additional equity or debt securities.

      The Company periodically reviews its business with a view to identifying properties or other assets that the Company believe either are non-core, no longer complement the business, are in markets which may not benefit the Company as much as other markets during an economic recovery or could be sold at significant premiums. The Company is focused on restructuring and enhancing real estate returns and monetizing investments. During 2003, the Company realized $1.1 billion of cash proceeds from the sale of the Principe, the Sardinia Assets, and 16 non-core domestic hotels.

      There can be no assurance, however, that the Company will be able to complete future dispositions on commercially reasonable terms or at all.

Cash Used for Financing Activities

      Following is a summary of the Company’s debt portfolio (including capital leases) as of December 31, 2003:

	Amount		Interest Rate at
	Outstanding at		December 31,	Average
	December 31, 2003(a)	Interest Terms	2003	Maturity

	(Dollars in millions)
Floating Rate Debt
Senior Credit Facility:
Term Loan	$300	LIBOR(c) +162.5	2.75%	2.0 years
Revolving Credit Facility	15	CBA(d) +162.5	4.34%	2.8 years
Mortgages and Other	251	Various	5.08%	1.8 years
Interest Rate Swaps	1,050		5.07%	—

Total/Average	$1,616		4.63%	1.9 years

Fixed Rate Debt
Sheraton Holding Public Debt	$1,067 (e)		6.47%	9.0 years
Senior Notes	1,532 (e)		7.04%	6.0 years
Convertible Senior Notes — Series B	326		3.25%	2.8 years (b)
Convertible Debt	360		3.50%	2.4 years
Mortgages and Other	775		7.15%	8.2 years
Interest Rate Swaps	(1,050)		7.11%	—

Total/Average	$3,010		5.90%	6.6 years

Total Debt
Total Debt and Average Terms	$4,626		5.46%	6.0 years

(a)	Excludes approximately $410 million of the Company’s share of unconsolidated joint venture debt, all of which was non-recourse, except as noted earlier.

(b)	Average maturity reflects the maturity date of the revolving credit facility which would be used to refinance the amount put to the Company.

(c)	At December 31, 2003, LIBOR was 1.12%

(d)	At December 31, 2003, CBA was 2.72%

(e)	Included approximately $20 million and $37 million at December 31, 2003 of fair value adjustments related to the fixed-to-floating interest rate swaps for the Sheraton Holding Public Debt and the Senior Notes, respectively.

     Fiscal 2003 Developments. In May 2003, the Company sold an aggregate of $360 million 3.5% coupon convertible senior notes due 2023. The notes are convertible, subject to certain conditions, into 7.2 million Shares based on a conversion price of $50.00 per Share. Gross proceeds received were used to repay a portion of the Company’s Senior Credit Facility defined below and for other operational purposes. Holders may first present their notes to the Company for repurchase in May 2006.

      During the second quarter of 2003, the Company amended its Senior Credit Facility. The amendment adjusted the leverage coverage ratio for the second quarter of 2003 and for the next eight quarters (through June 30, 2005). In addition, the Company modified its current covenant on encumbered EBITDA (as defined) and added a restriction on the level of cash dividends. The Company currently expects to be in compliance with the amended covenants for the remainder of the Senior Credit Facility term.

      Fiscal 2002 Developments. In October 2002, the Company refinanced its previous senior credit facility with a new four-year $1.3 billion senior credit facility. The new facility is comprised of a $1.0 billion revolving facility and a $300 million term loan, each maturing in 2006, with a one-year extension option, and an initial interest rate of LIBOR + 1.625% (the “Senior Credit Facility”). The proceeds from the new Senior Credit Facility were used to pay off all amounts owed under the Company’s previous senior credit facility, which was due to mature in February 2003. The Company incurred approximately $1 million in charges in connection with this early extinguishment of debt.

      In September 2002, the Company terminated certain Fair Value Swaps, resulting in a $78 million cash payment to the Company. These proceeds were used to pay down the previous revolving credit facility and will result in a decrease to interest expense on the hedged debt through its maturity in 2007. In order to retain its fixed versus floating rate debt position, the Company immediately entered into five new Fair Value Swaps on the same underlying debt as the terminated swaps.

      In April 2002, the Company sold $1.5 billion of senior notes in two tranches — $700 million principal amount of 7 3/8% senior notes due 2007 and $800 million principal amount of 7 7/8% senior notes due 2012. The Company used the proceeds to repay all of its senior secured notes facility and a portion of its previous senior credit facility. In connection with the repayment of debt, the Company incurred charges of approximately $29 million including approximately $23 million for the early termination of interest rate swap agreements associated with repaid debt, and $6 million for the write-off of deferred financing costs and termination fees associated with the early extinguishment of debt.

      Fiscal 2001 Developments. In December 2001, the Company entered into an 18-month 450 million Euro loan. The loan had an interest rate of Euribor plus 195 basis points. The proceeds of the Euro loan were drawn down in two tranches; the first 270 million Euros was drawn down in December 2001 and used to repay the previously outstanding 270 million Euro facility and the remaining 180 million Euros was drawn down in January 2002 and the proceeds were used to pay down a portion of the Company’s previous senior credit facility. A portion of the proceeds from the sale of the Principe and the Sardinia Assets were used to repay this facility in its entirety in June 2003, as required by the terms of the debt agreement.

      In May 2001, the Company sold an aggregate face amount of $816 million zero coupon convertible senior notes due 2021. The two series of notes had an initial blended yield to maturity of 2.35%. The notes are convertible, subject to certain conditions, into an aggregate 9,657,000 Shares. The Company received gross proceeds from these sales of approximately $500 million, which were used to repay a portion of its senior secured notes facility that bore interest at LIBOR plus 275 basis points. The Company incurred approximately $9 million of charges in connection with this early debt extinguishment. In May 2002, the Company repurchased all of the outstanding Series A Convertible Senior Notes for $202 million in cash. Holders of Series B Convertible Senior Notes may first put these notes to the Company in May 2004 for a purchase price of approximately $330 million. The Company has classified this debt maturity as long-term as it has the intent and ability to draw on its revolving credit facility for such funding, if required.

      Other. In addition to the put rights under the Series B Convertible Senior Notes, the Company has approximately $233 million of its outstanding debt maturing in 2004. Based upon the current level of operations, management believes that the Company’s cash flow from operations, together with available borrowings under the Revolving Credit Facility (approximately $856 million at December 31, 2003), available borrowings from international revolving lines of credit (approximately $44 million at December 31, 2003), and capacity for additional borrowings will be adequate to meet anticipated requirements for scheduled maturities, dividends, working capital, capital expenditures, marketing and advertising program expenditures, other discretionary investments, interest and scheduled principal payments for the foreseeable future. However, Starwood has a substantial amount of indebtedness and had a working capital deficiency of $399 million at December 31, 2003. There can be no assurance that the Company will be able to refinance its indebtedness as it becomes due and, if refinanced, on favorable terms, nor can there be assurance that the Company’s business will continue to generate cash flow at or above historical levels or that currently anticipated results will be achieved.

      The Company maintains non-U.S.-dollar-denominated debt, which provides a hedge of the Company’s international net assets and operations but also exposes its debt balance to fluctuations in foreign currency exchange rates. During the years ended December 31, 2003 and 2002, the effect of changes in foreign currency exchange rates was a net increase in debt of approximately $54 million and $135 million, respectively. The Company’s debt balance is also affected by changes in interest rates as a result of the Company’s Fair Value Swaps. The fair market value of the Fair Value Swaps is recorded as an asset or liability and as the Fair Value Swaps are deemed to be effective, an adjustment is recorded against the corresponding debt. At December 31, 2003, the Company’s debt included an increase of approximately $57 million related to the unamortized premium on terminated Fair Value Swaps and the fair market value of current Fair Value Swap assets. At December 31, 2002 the Company’s debt included an increase of approximately $75 million related to fair value swap liabilities.

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

      On May 6, 2003, Standard & Poor’s announced its decision to downgrade the Company’s Credit Rating to BB+ (non-investment grade with a stable outlook) from BBB- (investment grade rating on Credit Watch with negative implications). The downgrading of the Company’s credit rating may result in higher borrowing costs on future financings. On January 7, 2004, Moody’s Investor Services and Standard & Poor’s placed the Company’s Ba1 (non-investment grade) and BB+ corporate credit ratings on review/watch for a possible downgrade. The review/watch was prompted by the Company’s announcement that it had invested $200 million in Le Meridien’s senior debt and would be in discussions to negotiate the potential recapitalization of Le Meridien.

      At December 31, 2003, approximately 800,000 shares of Class B EPS and Exchangeable Units were outstanding, aggregating $31 million (valued at $38.50 per share). Approximately 408,000 additional Class B EPS were redeemed for $16 million from January 1, 2004 through January 3, 2004. Subsequent to January 3, 2004, if Class B EPS are put to the Company, the Company may settle the put in cash at $38.50 per share or Class A EPS at $38.50 per share.

      In 2002, the Company shifted from a quarterly distribution to an annual distribution. A distribution of $0.84 per Share, was paid in January 2004 and January 2003 to shareholders of record as of December 31, 2003 and 2002, respectively.

Stock Sales and Repurchases

      At December 31, 2003, Starwood had outstanding approximately 202 million Shares, 1 million partnership units and 1 million Class A EPS and Class B EPS. Through December 31, 2003, in accordance with the terms of the Class B EPS, which allow the shareholders to put these units back to the Company at $38.50 per share for a one-year period beginning on the fifth anniversary of the Westin acquisition (ending January 3, 2004), approximately 528,000 units of Class B EPS and Exchangeable Units were put back to the Company for approximately $20 million. Mr. Sternlicht held, individually and through various family trusts, an aggregate of 240,391 Class B EPS and limited partnership units of the Realty Partnership and Operating Partnership convertible to Class B EPS on a one-to-one basis. On January 2, 2003, Mr. Sternlicht put all of these Class B EPS for $38.50 per share.

      In 1998, the Corporation’s Board of Directors approved the repurchase of up to $1 billion of Shares under a Share repurchase program (the “Share Repurchase Program”). On April 2, 2001, the Corporation’s Board of Directors authorized the repurchase of up to an additional $500 million of Shares under the Share Repurchase Program. Pursuant to the Share Repurchase Program, Starwood repurchased 3.2 million Shares in the open market for an aggregate cost of $96 million during 2001. No shares were repurchased during 2002. The Company repurchased the following Shares during 2003:

				Maximum Number (or
			Total Number of	Approximate Dollar
	Total	Average	Shares Purchased as	Value) of Shares that
	Number of	Price	Part of Publicly	May Yet Be Purchased
	Shares	Paid for	Announced Plans	Under the Plans or Programs
Period	Purchased	Share	or Programs	(in millions)

October	—	$—	—	$633
November	315,700	$33.43	315,700	$623
December	503,000	$33.71	503,000	$606

Total	818,700	$33.60	818,700

      During 2003, approximately 13,000 shares of Class A EPS were exchanged for an equal number of Shares. Also during 2003, the Company exchanged approximately 13,000 limited partnership units of the Realty Partnership and the Operating Partnership held by third parties for Shares on a one-for-one basis.

Off-Balance Sheet Arrangements

      The nature of the Company’s off-balance sheet arrangements include beneficial interest in securitizations of $50 million, third-party loan guarantees of $144 million, letters of credit of $129 million, unconditional purchase obligations of $89 million and surety bonds of $46 million. These items are more fully discussed earlier in this section and in the Notes to Consolidated Financial Statements, Item 8 of Part II of this report.

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

      Interest rate swap agreements are the primary instruments used to manage interest rate risk. At December 31, 2003, the Company had five outstanding long-term interest rate swap agreements under which the Company pays variable interest rates and receives fixed interest rates. At December 31, 2003, the Company had no interest rate swap agreements under which the Company pays a fixed rate and receives a variable rate. The following table sets forth the scheduled maturities and the total fair value of the Company’s debt portfolio:

	Expected Maturity or
	Transaction Date							Total Fair
	At December 31,						Total at	Value at
							December 31,	December 31,
	2004	2005	2006	2007	2008	Thereafter	2003	2003

Liabilities
Fixed rate (in millions)	$36	$489	$704	$756	$22	$2,050	$4,057	$4,122
Average interest rate							6.20%
Floating rate (in millions)	$197	$114	$225	$8	$6	$19	$569	$569
Average interest rate							3.85%
Interest Rate Swaps
Fixed to variable (in millions)	$—	$450	$—	$600	$—	$—	$1,050
Average pay rate							5.07%
Average receive rate							7.11%

      The Company uses foreign currency hedging instruments to manage exposure to foreign currency exchange rate fluctuations. The gains or losses on the hedging instruments are largely offset by gains or losses on the underlying asset or liability, and consequently, a sudden significant change in foreign currency exchange rates would not have a material impact on future net income or cash flows of the hedged item. The Company monitors its foreign currency exposure on a monthly basis to maximize the overall effectiveness of its foreign currency hedge positions. Changes in the fair value of hedging instruments are classified in the same manner as changes in the underlying assets or liabilities due to fluctuations in foreign currency exchange rates. At December 31, 2003, the notional amount of the Company’s open foreign exchange hedging contracts protecting the value of the Company’s foreign currency denominated assets and liabilities was approximately $544 million. A hypothetical 10% change in the spot currency exchange rates would result in an increase or decrease of approximately $59 million in the fair value of the hedges at December 31, 2003, which would be offset by an opposite effect on the related underlying net asset or liability.

      The Company enters into a derivative financial arrangement to the extent it meets the objectives described above, and the Company does not engage in such transactions for trading or speculative purposes.

      See Note 19. Derivative Financial Instruments in the notes to financial statements filed as part of this Joint Annual Report and incorporated herein by reference for further description of derivative financial instruments.

Item 8.	Financial Statements and Supplementary Data.

      The financial statements and supplementary data required by this Item are included in Item 15 of this Joint Annual Report and are incorporated herein by reference.

Item 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

      Not applicable

Item 9A.	Controls and Procedures

      The Company’s management conducted an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2003. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in alerting them in a timely manner to material information required to be included in the Company’s SEC reports. There has been no change in the Company’s internal control over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Name (Age)	Principal Occupation and Business Experience	Service Period

Directors and Trustees Whose Terms Expire at the 2006 Annual Meeting
Jean-Marc Chapus (44)	Group Managing Director and Portfolio Manager of Trust Company of the West, an investment management firm, and President of TCW/ Crescent Mezzanine L.L.C., a private investment fund, since March 1995. Mr. Chapus is a director of MEMC Electronic Materials, Inc.	Director from August 1995 to November 1997; since April 1999 Trustee since November 1997
Thomas O. Ryder (59)	Chairman of the Board and Chief Executive Officer of The Reader’s Digest Association, Inc. since April 1998. Mr. Ryder was President, American Express Travel Related Services International, a division of American Express Company, which provides travel, financial and network services, from October 1995 to April 1998. He is a director of Amazon.com, Inc.	Director and Trustee since April 2001
Barry S. Sternlicht (43)	Chairman and Chief Executive Officer of the Company since September 1997 and January 1999, respectively. Mr. Sternlicht has served as Chairman and Chief Executive Officer of the Trust since January 1995. Mr. Sternlicht also has been the President and Chief Executive Officer of Starwood Capital (and its predecessor entities) since its formation in 1991. Mr. Sternlicht was Chief Executive Officer of iStar Financial, Inc. (“iStar”), a publicly-held real estate investment firm, from September 1996 to November 1997 and served as the Chairman of the Board of Directors of iStar from September 1996 to April 2000.
Directors and Trustees Whose Terms Expire at the 2005 Annual Meeting
Charlene Barshefsky (53)	Senior International Partner at the law firm of Wilmer Cutler Pickering LLP, Washington, D.C. From March 1997 to January 2001, Ambassador Barshefsky was the United States Trade Representative, the chief trade negotiator and principal trade policy maker for the United States and a member of the President’s Cabinet. Ambassador Barshefsky is a director of The Estee Lauder Companies, Inc., American Express Company and Intel Corporation.	Director and Trustee since October 2001

Name (Age)	Principal Occupation and Business Experience	Service Period

Bruce W. Duncan (52)	President, Chief Executive Officer and Trustee of Equity Residential (“EQR”) the largest publicly traded apartment company in the United States since April 2002. From April 2000 until March 2002, he was a private investor. From December 1995 until March 2000, Mr. Duncan served as Chairman, President and Chief Executive Officer of The Cadillac Fairview Corporation Limited, a real estate operating company.	Director since April 1999 Trustee since August 1995
Stephen R. Quazzo (44)	Managing Director, Chief Executive Officer and co- founder of Transwestern Investment Company, L.L.C., a real estate principal investment firm, since March 1996. From April 1991 to March 1996, Mr. Quazzo was President of Equity Institutional Investors, Inc., a subsidiary of Equity Group Investments, Inc., a Chicago-based holding company controlled by Samuel Zell.	Director since April 1999 Trustee since August 1995
Directors and Trustees Whose Terms Expire at the 2004 Annual Meeting
Eric Hippeau (52)	Managing Partner of Softbank Capital Partners, a technology venture capital firm, since March 2000. Mr. Hippeau served as Chairman and Chief Executive Officer of Ziff-Davis Inc., an integrated media and marketing company, from 1993 to March 2000 and held various other positions with Ziff-Davis from 1989 to 1993. Mr. Hippeau is a director of Yahoo! Inc.	Director and Trustee since April 1999
George J. Mitchell (70)	Partner in the law firm of Piper Rudnick since October 2002. From January 1995 to October 2002 he was Special Counsel to the law firm of Verner, Liipfert, Bernhard, McPherson and Hand (“Verner Liipfert”) and served as Chairman of that firm from November 2001 to October 2002. Verner Liipfert merged into Piper Rudnick in October 2002. He served as a United States Senator from January 1980 to January 1995, and was the Senate Majority Leader from 1989 to 1995. From 1995 to 1996, Senator Mitchell served as the Special Advisor to the President of the United States on economic initiatives in Ireland. Subsequently, at the request of the British and Irish Governments, he served as Chairman of the peace negotiations in Northern Ireland. Senator Mitchell is a director of The Walt Disney Company, Federal Express Corporation and Staples, Inc.	Director since April 1999 Trustee since November 1997
Daniel W. Yih (45)	Principal and Chief Operating Officer of GTCR Golder Rauner, LLC, a private equity firm, since September 2000. From June 1995 until March 2000, Mr. Yih was a general partner of Chilmark Partners, L.P., a private equity firm.	Director since August 1995 Trustee since April 1999

Name (Age)	Principal Occupation and Business Experience	Service Period

Kneeland C. Youngblood (48)	Managing partner of Pharos Capital Group, L.L.C., a private equity fund focused on technology companies, business service companies and health care companies, since January 1998. From July 1985 to December 1997, he was in private medical practice. He is a director of the American Advantage Funds, a mutual fund company managed by AMR Investments, an investment affiliate of American Airlines.	Director and Trustee since April 2001

Executive Officers of the Registrants

      The following table includes certain information with respect to each of Starwood’s executive officers.

Name	Age	Position(s)

Barry S. Sternlicht	43	Chairman, Chief Executive Officer and a Director of the Corporation and Chairman, Chief Executive Officer and a Trustee of the Trust
Robert F. Cotter	52	President and Chief Operating Officer of the Corporation and a Vice President of the Trust
Vasant M. Prabhu	44	Executive Vice President and Chief Financial Officer of the Corporation and Vice President, Chief Financial Officer and Chief Accounting Officer of the Trust
Kenneth S. Siegel	48	Executive Vice President, General Counsel and Secretary of the Corporation and Vice President, General Counsel and Secretary of the Trust
David K. Norton	48	Executive Vice President — Human Resources of the Corporation and Vice President — Human Resources of the Trust
Theodore W. Darnall	46	President, Real Estate Group of the Corporation
Steven M. Hankin	43	Chief Marketing Officer and President, Starwood Technology and Revenue Systems of the Corporation

      Barry S. Sternlicht. See Item 10. Directors, Trustees and Executive Officers of the Registrants above.

      Robert F. Cotter. Mr. Cotter has been the President and Chief Operating Officer of the Corporation since November 2003, and the Chief Operating Officer of the Corporation since February 2000. He has served as a Vice President of the Trust since August 2000. From December 1999 to February 2000, he was President, International Operations, and from March 1998 to December 1999, he served as President, Europe, of the Company. Prior to joining the Company, Mr. Cotter was President, Sheraton Europe Division, from June 1994 to March 1998 and previously held various other positions with Sheraton including President, Sheraton Asia-Pacific Divisions, and numerous sales and marketing positions in the United States and Asia.

      Vasant M. Prabhu. Mr. Prabhu has been the Executive Vice President and Chief Financial Officer of the Corporation and has served as Vice President, Chief Financial Officer and Chief Accounting Officer of the Trust since January 2004. Prior to joining the Company, Mr. Prabhu served as Executive Vice President and Chief Financial Officer for Safeway Inc., from September 2000 through December 2003. Mr. Prabhu was previously the President of the Information and Media Group at the McGraw-Hill Companies, Inc., from June 1998 to August 2000, and held several senior positions at divisions of PepsiCo, Inc. from June 1992 to May 1998. From August 1983 to May 1992 he was a partner at Booz Allen Hamilton, an international management consulting firm.

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

      David K. Norton. Mr. Norton has been the Executive Vice President — Human Resources of the Corporation and Vice President — Human Resources of the Trust since May 2000. Prior to joining the Company, Mr. Norton held various positions with PepsiCo, Inc. from September 1990 to April 2000 including Senior Vice President, Human Resources of Frito-Lay, a division of PepsiCo, from November 1995 to April 2000 and Senior Vice President, Human Resources of PepsiCo Food Systems from December 1994 to October 1995.

      Theodore W. Darnall. Mr. Darnall has been the President of the Real Estate Group since August 2002. From July 1999 to August 2002, he was the President of the Company’s North America Group. From April 1998 to July 1999, Mr. Darnall was Executive Vice President, North American Division. Mr. Darnall was also Executive Vice President and COO of Starwood Lodging between April 1996 and April 1998.

      Steve M. Hankin. Mr. Hankin has been Chief Marketing Officer of the Corporation since October 2003 and President of Starwood Technology and Revenue Systems (“STARS”) since June 2000. He joined Starwood as Senior Vice President of Strategic Planning in October 1999 and held that position until May 2000, when he became the Executive Vice President of the Company and President — STARS. From October 1986 to September 1999, he was a partner at McKinsey & Company, Inc., an international management consulting firm.

Corporate Governance

      The Corporation and the Trust have an Audit Committee that is currently comprised of directors and trustees, Daniel W. Yih (chairman), Stephen R. Quazzo and Thomas O. Ryder. The Boards of Directors and Trustees have determined that each member of the Audit Committee is “independent” as defined by applicable federal securities laws and the Listing Requirements of the New York Stock Exchange, Inc. and that Messrs. Yih and Ryder are audit committee financial experts, as defined by federal securities laws.

      The Company has adopted a Finance Code of Ethics applicable to our Chief Executive Officer, Chief Financial Officer, Corporate Controller, Controller Hotel Operations, Corporate Treasurer, Senior Vice President-Taxes and persons performing similar functions. The text of this code of ethics may be found on the Company’s web site at http://starwood.com/corporate/investor   relations.html. We intend to post amendments to and waivers from, the Finance Code of Ethics that require disclosure under applicable SEC rules on our web site. You may obtain a free copy of this code in print by writing to our Investor Relations Department, 1111 Westchester Avenue, White Plains, New York 10604.

      The Company is in the process of updating our Worldwide Code of Conduct applicable to all of its directors, officers and employees. This update will be completed prior to the Corporation’s Annual Meeting of Shareholders, scheduled for May 7, 2004 and will be available on its website at http://starwood.com/corporate/investor   relations.html on or before May 7, 2004. You may also obtain a free copy of this code, after we post it, by writing to the Starwood Investor Relations Department, 1111 Westchester Avenue, White Plains, New York 10604.

      The Company’s Corporate Governance Guidelines and the charters of its Audit Committee, Compensation Committee, Governance Committee and Nominating Committee are also available on its website at http://starwood.com/corporate/investor   relations.html. The information on our website is not incorporated by reference into this Annual Report on Form 10-K.

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

      To the Company’s knowledge, based solely on a review of the copies of these reports furnished to the Company for the fiscal year ended December 31, 2003, and written representations that no other reports were required, all Section 16(a) filing requirements applicable to its Directors, Trustees, executive officers and greater than 10 percent beneficial owners were complied with for the most recent fiscal year, except that Mr. Yih failed to timely file one Form 4 with respect to one transaction.

Item 11.     Executive Compensation

      The information called for by Item 11 is incorporated by reference to the information under the following captions in the Proxy Statement: “Compensation of Directors and Trustees,” “Summary of Cash and Certain Other Compensation,” “Executive Compensation,” “Option Grants,” “Option Exercises and Holdings,” “Employment and Compensation Agreements with Executive Officers,” “Compensation Committee Interlocks and Insider Participation” and “Compensation and Option Committee Report.”

Item 12.                               Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Equity Compensation Plan Information — December 31, 2003

(In millions, except per Share amounts)

	(a)	(b)	(c)
Number of securities
	Number of securities		remaining available for
	to be issued upon	Weighted-average	future issuance under
	exercise of	exercise price of	equity compensation plans
	outstanding options,	outstanding options,	(excluding securities
	warrants and rights	warrants and rights	reflected in Column (a))

Equity compensation plans approved by security holders	40,472,758	$31.04	9,303,717 (1)
Equity compensation plans not approved by security holders	—	—	—

Total	40,472,758	$31.04	9,303,717

(1)	Does not include deferred share units (that vest over three years and may be settled in Shares) that may be issued pursuant to obligations under the Executive Annual Incentive Plan (“AIP”). The Executive AIP does not limit the number of deferred share units that may be issued. This plan has been amended to provide for a termination date of May 26, 2009 to comply with new NYSE requirements. In addition, 9,576,597 Shares remain available for issuance under the Company’s Employee Stock Purchase Plan, a stock purchase plan meeting the requirements of Section 423 of the Internal Revenue Code.

     The remaining information called for by Item 12 is incorporated by reference to the information under the caption “Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement.

Item 13.     Certain Relationships and Related Transactions.

Policies of the Board of Directors of the Corporation and the Board of Trustees of the Trust

      The policy of the Board of Directors of the Corporation and the Board of Trustees of the Trust provides that any contract or transaction between the Corporation or the Trust, as the case may be, and any other entity in which one or more of its Directors, Trustees or executive officers are directors or officers, or have a financial interest, must be approved or ratified by the Governance Committee (which is comprised of Senator Mitchell, Ambassador Barshefsky and Messrs. Ryder and Youngblood) or by a majority of the disinterested Directors or Trustees in either case after the material facts as to the relationship or interest and as to the contract or transaction are disclosed or are known to them.

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

      Starwood Capital Noncompete. In connection with a restructuring of the Company in 1995, Starwood Capital voluntarily agreed that, with certain exceptions, Starwood Capital would not compete directly or indirectly with the Company within the United States and would present to the Company all opportunities presented to Starwood Capital to acquire fee interests in hotels in the United States and debt interests in hotels in the United States where it is anticipated that the equity will be acquired by the debt holder within one year from the acquisition of such debt (the “Starwood Capital Noncompete”). During the term of the Starwood Capital Noncompete, Starwood Capital and its affiliates are not permitted to acquire any such interest, or any ground lease interest or other equity interest, in hotels in the United States without the consent of the Board. In addition, the Company’s Corporate Opportunity Policy requires that each director and executive officer submit to the Corporate Governance Committee any opportunity that the director or executive officer reasonably believes is within the Company’s lines of business or in which the Company has an interest. Therefore, as a matter of practice, all opportunities to purchase hotel-related assets, even those outside of the United States, that Starwood Capital may pursue are first presented to the Company. The Starwood Capital Noncompete continues until no officer, director, general partner or employee of Starwood Capital is on either the Board of Directors of the Corporation or the Board of Trustees of the Trust (subject to exceptions for certain restructurings, mergers or other combination transactions with unaffiliated parties). Several properties owned or managed by the Company, including the Westin Innisbrook Resort (the “Innisbrook Resort”), the Westin Mission Hills Resort and the Turnberry Hotel, were opportunities brought to the Company or its predecessors by Starwood Capital or entities related to Mr. Sternlicht. With the approval in each case of the Governance Committee of the Board of Directors of the Corporation and the Board of Trustees of the Trust, from time to time the Company has waived the restrictions of the Starwood Capital Noncompete, in whole or in part, (or passed on the opportunity in cases of the Corporate Opportunity Policy for non-U.S. opportunities) with respect to particular acquisition or investment opportunities in which the Company had no business or strategic interest. Since 1995, Starwood Capital made four such investments.

      In July 2003, the Company waived the Starwood Capital Noncompete in connection with the acquisition of the Rennaisance Wailea Hotel in Hawaii by an affiliate of Starwood Capital. The Company has signed a letter of intent with the affiliate to manage this property after it is extensively repositioned and renovated. The Company is currently negotiating the management agreement. The Company’s Governance Committee, advised by separate independent legal and hospitality advisors, approved the waiver of the Starwood Capital Noncompete and the terms of the proposed management agreement as being at or better than market terms. In addition, the Company was provided the opportunity to make an equity investment in the transaction but declined to do so.

      In August 2003, the Company acquired from an affiliate of Starwood Capital, its beneficial ownership interest in 15 acres of land contiguous to the Westin Mission Hills Resort for a purchase price of $2.8 million. The Company’s Governance Committee approved the transaction, which was at a discount from the price determined by an independent third party appraiser engaged by the Governance Committee.

      Portfolio Investments. An affiliate of Starwood Capital holds an approximately 31% co-controlling interest in Troon Golf (“Troon”), a golf course management company that currently manages over 120 high-end golf courses. Mr. Sternlicht’s indirect interest in Troon held through such affiliate is approximately 12%. Troon is one of the largest third-party managers of golf courses in the United States. In January 2002, after extensive review of alternatives and with the unanimous approval of the Governance Committee, the

Company entered into a Master Agreement with Troon covering the United States and Canada whereby the Company has agreed to have Troon manage all golf courses in the United States and Canada that are owned by the Company and to use reasonable efforts to have Troon manage golf courses at resorts that the Company manages and franchises. The Company believes that the terms of the Troon agreement are at or better than market terms. Mr. Sternlicht did not participate in the negotiations or the approval of the Troon Master Agreement. During 2003, Troon managed 18 golf courses at resorts owned or managed by the Company. The Company paid Troon a total of $948,000 for management fees and payments for other services in 2003 for nine golf courses at resorts owned or managed by the Company. During 2002 and 2001, the Company paid $813,000 and $432,000, respectively, for management fees and payments for other services for the eight and two golf courses at resorts owned or managed by the Company, respectively.

      An entity in which Mr. Sternlicht has a 38% interest owned the common area of the Sheraton Tamarron Resort, which the Company managed until December 2001. The Company had outstanding receivables of approximately $314,000 at December 31, 2003, which arose as a result of the termination of the Tamarron management agreement. These receivables were paid in full in January 2004. The Company believes that the terms of the Tamarron agreement were at or better than market terms.

      In addition, a subsidiary of Starwood Capital is a general partner of a limited partnership which owns approximately 45% in an entity that manages over 40 health clubs, including one health club and spa space in a hotel owned by the Company. The Company paid approximately $84,000 annually to the management company for such management services in 2003, 2002 and 2001. The Company believes that the terms of the management agreement were at or better than market terms. The management agreement terminated on September 30, 2003 and the management company has been managing the health club and spa on a month-to-month agreement. The Company and the management company have verbally agreed to continue this arrangement until the Company closes the health club and spa for conversion to a Bliss spa.

      Other Management-Related Investments. Mr. Sternlicht has a 38% indirect interest in an entity (the “Innisbrook Entity”) that owns the common area facilities and certain undeveloped land (but not the hotel) at the Innisbrook Resort. In May 1997, the Innisbrook Entity entered into a management agreement for the Innisbrook Resort with Westin, which was then a privately held company partly owned by Starwood Capital and Goldman, Sachs & Co. When the Company acquired Westin in January 1998, it acquired Westin’s rights and obligations under the management and other related agreements. Under these agreements, the hotel manager was obligated to loan up to $12.5 million to the owner in the event certain performance levels were not achieved. Management fees earned under these agreements were $512,000, $584,000 and $716,000 in 2003, 2002 and 2001, respectively. The operations of the Innisbrook Entity have not generated sufficient cash flow to service its outstanding debt and current obligations. The Innisbrook Entity, its primary lender and the Company are currently in discussions regarding the terms and timing of payments owed to the lender and the Company. The discussions relate to the payments of outstanding obligations of the Innisbrook Entity including approximately $11 million owed to the Company. Based on available information and the establishment of applicable reserves, the Company does not believe any resolution of this matter will have a material impact on the financial position, results of operation or cash flows of the Company. The Company believes that the outstanding issues will be settled during the first half of 2004. Any settlement of this matter would be subject to the approval of the Governance Committee.

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

      Aircraft Lease. In February 1998, the Company leased a Gulfstream III Aircraft (“GIII”) from Star Flight LLC, an affiliate of Starwood Capital. The term of the lease was one year and automatically renews for one-year terms until either party terminates the lease upon 90 days’ written notice. The rent for the aircraft, which was set at approximately 90% of fair market value at the time (based on two estimates from unrelated third parties), is (i) a monthly payment of 1.25% of the lessor’s total costs relating to the aircraft ’ (approximately $123,000 at the beginning of the lease with this amount increasing as additional costs are incurred by the lessor), plus (ii) $300 for each hour that the aircraft is in use. Payments to Star Flight LLC were $1,865,000, $2,052,000 and $1,682,000 in 2003, 2002 and 2001, respectively. Starwood Capital has used the GIII as well as the Gulfstream IV Aircraft (“GIV”) operated by the Company. For use of the GIII, Star Flight LLC relieves the Company of lease payments for the days the plane is used and reimburses the Company for costs of operating the aircraft. Lease relief and reimbursed operating costs were approximately $52,000, $161,000 and $95,000 for fiscal 2003, 2002 and 2001, respectively. For use of the GIV, Starwood Capital pays a charter rate that the Company believes is no less favorable than that which the Company could receive from an unaffiliated third party.

Other

      The Company has on occasion made loans to employees, including executive officers, principally in connection with home purchases upon relocation. As of December 31, 2003, approximately $7 million in loans to approximately 25 employees was outstanding of which approximately $5 million were non-interest bearing home loans. Home loans are generally due five years from the date of issuance or upon termination of employment and are secured by a second mortgage on the employee’s home. Executive officers receiving home loans in connection with relocation were Robert F. Cotter, President and Chief Operating Officer, in June 2001 (original balance of $600,000), David K. Norton, Executive Vice President of Human Resources, in July 2000 (original balance of $500,000), Theodore W. Darnall, President, Real Estate Group, in 1996 and 1998 (original balance of $750,000 ($150,000 bridge loan in 1996 and $600,000 home loan in 1998), of which $600,000 was repaid in August 2003) and Steven M. Hankin, Chief Marketing Officer and President, Starwood Technology and Revenue Systems in 2000 (original balance of $300,000 which was repaid January 2004). As a result of the acquisition of ITT Corporation in 1998, restricted stock awarded to Messrs. Sternlicht and Darnall in 1996 vested at a price for tax purposes of $53 per Share. This amount was taxable at ordinary income rates. By late 1998, the value of the stock had fallen below the amount of income tax owed. In order to avoid a situation in which the executives could be required to sell all of the Shares acquired by them to cover income taxes, in April 1999 the Company made interest-bearing loans at 5.67% to Messrs. Sternlicht and Darnall of approximately $1,222,000 and $416,000 respectively, to cover the taxes payable. Accrued interest on these loans at December 31, 2003 is approximately $327,000 and $111,000, respectively. The notes and all associated accumulated interest become due on their tenth anniversary.

      Richard Cotter held various positions with the Company from July 1998 through September 2003. Mr. Cotter’s salary and bonus were $354,885 for 2001, $345,404 for 2002, and $234,682 for 2003. Mr. Cotter was granted 10,823 and 28,000 options to purchase Company shares in 2001 and 2002, respectively, and was awarded 3,487 shares of restricted stock in 2001. In connection with his employment as general manager of the St. Regis and other positions, Mr. Cotter was provided with the use of a Company-owned apartment in New York City from September 1998 through August 2003, which the Company believes has a rental value of $10,000 per month. Richard Cotter is the brother of Robert Cotter, who is the President and Chief Operating Officer of the Company.

      An entity in which Mr. Sternlicht has an indirect ownership interest held 259 limited partnership units in Westin Hotels Limited Partnership (the owner of the Westin Michigan Avenue Hotel). The units were acquired in 1995 and 1996. The entity tendered all of its units to the Company in connection with the Company’s tender offer. The Company purchased all shares tendered to it and the entity will receive approximately $190,000 for its units.

      In 2003, Starwood retained the law firm Piper Rudnick, of which Senator George J. Mitchell, a Director of the Corporation and Trustee of the Trust, is a partner. We expect that this firm will continue to provide services to the Company in 2004.

Item 14.     Principal Accountant Fees and Services

      The Audit Committee has adopted a policy requiring pre-approval by the committee of all services (audit and non-audit) to be provided to the Company by its independent auditors. In accordance with that policy, the Audit Committee has given its approval for the provision of audit services by Ernst & Young LLP for fiscal 2004. All other services must be specifically pre-approved by the full Audit Committee or by a designated member of the Audit Committee who has been delegated the authority to pre-approve the provision of services.

      Fees paid by the Corporation to its independent auditors are set forth in the proxy statement under the heading “Audit Fees” and are incorporated herein by reference. The auditors do not specifically allocate any of the audit fees for the audit of the Trust.

PART IV

Item 15.	Exhibits, Financial Statements, Financial Statement Schedules and Reports on Form 8-K

(a)	The following documents are filed as a part of this Joint Annual Report:

1.	The financial statements and financial statement schedules listed in the Index to Financial Statements and Schedules following the signature pages hereof.

2.	Exhibits:

Exhibit
Number	Description of Exhibit

2.1	Formation Agreement, dated as of November 11, 1994, among the Trust, the Corporation, Starwood Capital and the Starwood Partners (incorporated by reference to Exhibit 2 to the Trust’s and the Corporation’s Joint Current Report on Form 8-K dated November 16, 1994). (The SEC file numbers of all filings made by the Corporation and the Trust pursuant to the Securities Exchange Act of 1934, as amended, and referenced herein are: 1-7959 (the Corporation) and 1-6828 (the Trust)).
2.2	Form of Amendment No. 1 to Formation Agreement, dated as of July 1995, among the Trust, the Corporation and the Starwood Partners (incorporated by reference to Exhibit 10.23 to the Trust’s and the Corporation’s Joint Registration Statement on Form S-2 filed with the SEC on June 29, 1995 (Registration Nos. 33-59155 and 33-59155-01)).
2.3	Transaction Agreement, dated as of September 8, 1997, by and among the Trust, the Corporation, Realty Partnership, Operating Partnership, WHWE L.L.C., Woodstar Investor Partnership (“Woodstar”), Nomura Asset Capital Corporation, Juergen Bartels, Westin Hotels & Resorts Worldwide, Inc., W&S Lauderdale Corp., W&S Seattle Corp., Westin St. John Hotel Company, Inc., W&S Denver Corp., W&S Atlanta Corp. and W&S Hotel L.L.C. (incorporated by reference to Exhibit 2 to the Trust’s and the Corporation’s Joint Current Report on Form 8-K dated September 9, 1997, as amended by the Form 8-K/A dated December 18, 1997).
2.4	Amended and Restated Agreement and Plan of Merger, dated as of November 12, 1997, by and among the Corporation, the Trust, Chess Acquisition Corp. (“Chess”) and ITT Corporation (incorporated by reference to Exhibit 2.1 to the Trust’s and the Corporation’s Joint Current Report on Form 8-K dated November 13, 1997).
2.5	Agreement and Plan of Restructuring, dated as of September 16, 1998, and amended as of November 30, 1998, among the Corporation, ST Acquisition Trust (“ST Trust”) and the Trust (incorporated by reference to Annex A to the Trust’s and the Corporation’s Joint Proxy Statement dated December 3, 1998 (the “1998 Proxy Statement”)).
2.6	Form of Stock Purchase Agreement, dated as of February 23, 1998, between the Trust and the Corporation (incorporated by reference to Exhibit 10.4 to the Trust’s and the Corporation’s Joint Annual Report on Form 10-K for the year ended December 31, 1997 (the “1997 Form 10-K”)).
3.1	Amended and Restated Declaration of Trust of the Trust, amended and restated through April 16, 1999 (incorporated by reference to Exhibit 3.1 of the Corporation’s and the Trust’s Joint Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1999 (the “1999 Form 10Q1”).
3.2	Charter of the Corporation, amended and restated as of February 1, 1995, as amended through March 24, 1999 (incorporated by reference to Exhibit 3.2 to the Trust’s and the Corporation’s Joint Annual Report on Form 10-K for the year ended December 31, 1998, which exhibit contains a conformed charter incorporating all prior amendments, as the 10-K was amended by the Form 10-K/A filed on May 17, 1999 (as so amended, the “1998 Form 10-K”)), as supplemented by the Articles Supplementary Series A Junior Participating Preferred Stock dated March 28, 1999 (incorporated by reference to Exhibit A to Exhibit 4 to the Corporation’s and the Trust’s Joint Current Report on Form 8-K dated March 15, 1999 (the “March 15 Form 8-K”)).

Exhibit
Number	Description of Exhibit

3.3	Bylaws of the Trust, as amended and restated through April 16, 1999 (incorporated by reference to Exhibit 3.3 to the 1999 Form 10Q1.)
3.4	Bylaws of the Corporation, as amended through March 15, 1999 (incorporated by reference to Exhibit 3 to the Corporation’s and the Trust’s joint current report on Form 8-K dated March 15, 1998 (“March 15 Form 8-K”)), as amended by the First Amendment to Bylaws, dated as of March 28, 2003, (incorporated by reference to Exhibit 3.1 to the Corporation’s and the Trust’s Joint Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2003).
4.1	Amended and Restated Intercompany Agreement, dated as of January 6, 1999, between the Corporation and the Trust (incorporated by reference to Exhibit 3 to the Trust Form 8-A, except that on January 6, 1999, the Intercompany Agreement was executed and dated as of January 6, 1999).
4.2	Rights Agreement, dated as of March 15, 1999, between the Corporation and Chase Mellon Shareholder Services, L.L.C., as Rights Agent (incorporated by reference to Exhibit 4 to the March 15 Form 8-K).
4.3	Amended and Restated Indenture, dated as of November 15, 1995, as Amended and Restated as of December 15, 1995 between ITT Corporation (formerly known as ITT Destinations, Inc.) and the First National Bank of Chicago, as trustee (incorporated by reference to Exhibit 4.A.IV to the First Amendment to ITT Corporation’s Registration Statement on Form S-3 filed November 13, 1996).
4.4	First Indenture Supplement, dated as of December 31, 1998, among ITT Corporation, the Corporation and The Bank of New York (incorporated by reference to Exhibit 4.1 to the Trust’s and the Corporation’s Joint Current Report on Form 8-K filed January 8, 1999).
4.5	The Registrants hereby agree to file with the Commission a copy of any instrument, including indentures, defining the rights of long-term debt holders of the Registrants and their consolidated subsidiaries upon the request of the Commission.
4.6	First Amendment to Rights Agreement, dated as of October 2, 2003 (incorporated by reference to Exhibit 4 of Form 8-A/ A filed on October 7, 2003).
4.7	Second Amendment to Rights Agreement, dated as of October 24, 2003 (incorporated by reference to Exhibit 4 of Form 8-A/A filed on October 30, 2003).
10.1	Third Amended and Restated Limited Partnership Agreement for Realty Partnership, dated January 6, 1999, among the Trust and the limited partners of Realty Partnership (incorporated by reference to Exhibit 10.1 to the 1998 Form 10-K).
10.2	Third Amended and Restated Limited Partnership Agreement for Operating Partnership, dated January 6, 1999, among the Corporation and the limited partners of Operating Partnership (incorporated by reference to Exhibit 10.2 to the 1998 Form 10-K).
10.3	Form of Amended and Restated Lease Agreement, entered into as of January 1, 1993, between the Trust as Lessor and the Corporation (or a subsidiary) as Lessee (incorporated by reference to Exhibit 10.19 to the Trust’s and the Corporation’s Joint Annual Report on Form 10-K for the year ended December 31, 1992).
10.4	Starwood Hotels & Resorts 1995 Long-Term Incentive Plan (Amended and Restated as of December 3, 1998) (incorporated by reference to Annex D to the 1998 Proxy Statement).(1)
10.5	Starwood Hotels & Resorts Worldwide, Inc. 1995 Long-Term Incentive Plan (Amended and Restated as of December 3, 1998) (incorporated by reference to Annex E to the 1998 Proxy Statement).(1)
10.6	Incentive and Non-Qualified Share Option Plan (1986) of the Trust (incorporated by reference to Exhibit 10.8 to the Trust’s and the Corporation’s Joint Annual Report on Form 10-K for the year ended August 31, 1986 (the “1986 Form 10-K”)).(1)

Exhibit
Number	Description of Exhibit

10.7	Corporation Stock Non-Qualified Stock Option Plan (1986) of the Trust (incorporated by reference to Exhibit 10.9 to the 1986 Form 10-K).(1)
10.8	Stock Option Plan (1986) of the Corporation (incorporated by reference to Exhibit 10.10 to the 1986 Form 10-K).(1)
10.9	Trust Shares Option Plan (1986) of the Corporation (incorporated by reference to Exhibit 10.11 to the 1986 Form 10-K).(1)
10.10	Form of Indemnification Agreement between the Corporation, the Trust and each of its Directors/ Trustees and executive officers.(1)(2)
10.11	Form of Trademark License Agreement, dated as of December 10, 1997, between Starwood Capital and the Trust (incorporated by reference to Exhibit 10.22 to the 1997 Form 10-K).
10.12	Exchange Rights Agreement, dated as of January 1, 1995, among the Trust, the Corporation, Realty Partnership, Operating Partnership and the Starwood Partners (incorporated by reference to Exhibit 2B to the Trust’s and the Corporation’s Joint Current Report on Form 8-K dated January 31, 1995 (the “Formation Form 8-K”)).
10.13	Registration Rights Agreement, dated as of January 1, 1995, among the Trust, the Corporation and Starwood Capital (incorporated by reference to Exhibit 2C to the Formation Form 8-K).
10.14	Exchange Rights Agreement, dated as of June 3, 1996, among the Trust, the Corporation, Realty Partnership, Operating Partnership, Philadelphia HIR Limited Partnership and Philadelphia HSR Limited Partnership (incorporated by reference to Exhibit 10.1 to the Trust’s and the Corporation’s Joint Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1996 (the “1996 Form 10-Q2”)).
10.15	Registration Rights Agreement, dated as of June 3, 1996, among the Trust, the Corporation and Philadelphia HSR Limited Partnership (incorporated by reference to Exhibit 10.2 to the 1996 Form 10-Q2).
10.16	Units Exchange Rights Agreement, dated as of February 14, 1997, by and among, inter alia, the Trust, the Corporation, Realty Partnership, Operating Partnership and the Starwood Partners (incorporated by reference to Exhibit 10.34 to the 1997 Form 10-K).
10.17	Class A Exchange Rights Agreement, dated as of February 14, 1997, by and among, inter alia, the Trust, the Corporation, Operating Partnership and the Starwood Partners (incorporated by reference to Exhibit 10.35 to the 1997 Form 10-K).
10.18	Exchange Rights Agreement, dated as of January 2, 1998, among, inter alia, the Trust, Realty Partnership and Woodstar (incorporated by reference to Exhibit 10.50 to the 1997 Form 10-K).
10.19	Exchange Rights Agreement, dated as of January 2, 1998, among, inter alia, the Corporation, Operating Partnership and Woodstar (incorporated by reference to Exhibit 10.51 to the 1997 Form 10-K).
10.20	Registration Rights Agreement, dated as of January 2, 1998, among, inter alia, the Trust, the Corporation, and Woodstar (incorporated by reference to Exhibit 10.52 to the 1997 Form 10-K).
10.21	Pledge and Security Agreement, dated as of February 23, 1998, executed and delivered by the Trust, the Corporation and the other Pledgors party thereto, in favor of Bankers Trust Company as Collateral Agent (incorporated by reference to Exhibit 10.63 to the 1997 Form 10-K).
10.22	Second Amended and Restated Senior Secured Note Agreement, dated December 30, 1999, among the Corporation, the Trust, the guarantors listed therein, the lenders listed therein, Lehman Commercial Paper Inc., as Arranger and Administrative Agent, and Alex Brown and Chase Securities Inc., as Syndication Agents (incorporated by reference to Exhibit 10.46 to the 1999 Form 10-K).

Exhibit
Number	Description of Exhibit

10.23	Loan Agreement, dated as of February 23, 1998, between the Trust and the Corporation, together with Promissory Note executed in connection therewith, by the Corporation to the order of the Trust, in the principal amount of $3,282,000,000 (incorporated by reference to Exhibit 10.65 to the 1997 Form 10-K).
10.24	Loan Agreement, dated as of February 23, 1998, between the Trust and the Corporation, together with Promissory Note executed in connection therewith, by the Corporation to the order of the Trust, in the principal amount of $100,000,000 (incorporated by reference to Exhibit 10.66 to the 1997 Form 10-K).
10.25	Loan Agreement, dated as of February 23, 1998, between the Trust and the Corporation, together with Promissory Note executed in connection therewith, by the Corporation to the order of the Trust, in the principal amount of $50,000,000 (incorporated by reference to Exhibit 10.67 to the 1997 Form 10-K).
10.26	Loan Agreement, dated as of January 27, 1999, among the Borrowers named therein, as Borrowers, Starwood Operator I LLC, as Operator, and Lehman Brothers Holding Inc., d/b/a Lehman Capital, a division of Lehman Brothers Holdings Inc. (incorporated by reference to Exhibit 10.58 to the 1998 Form 10-K).
10.27	Form of Severance Agreement, dated December 1999, between the Corporation and each of Barry S. Sternlicht, Ronald C. Brown and Steve R. Goldman (incorporated by reference to Exhibit 10.52 to the 1999 Form 10-K).(1)
10.28	Amended and Restated Employment Agreement, effective as of January 1, 2000, between Barry S. Sternlicht and the Company (incorporated by reference to Exhibit 10.1 to the Corporation’s and the Trust’s Joint Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2000). (1)
10.29	Employment Agreement, dated as of April 7, 2000, between the Corporation and David K. Norton (incorporated by reference to Exhibit 10.1 to the Corporation’s and the Trust’s Joint Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000).(1)
10.30	Employment Agreement, dated as of June 27, 2000, between the Corporation and Robert F. Cotter (incorporated by reference to Exhibit 10.1 to the Corporation’s and the Trust’s Joint Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000).(1)
10.31	Form of Severance Agreement, dated as of August 14, 2000, between the Corporation and Robert F. Cotter (incorporated by reference to Exhibit 10.56 to the 2000 Form 10-K).(1)
10.32	Employment Agreement, dated as of September 25, 2000, between the Corporation and Kenneth S. Siegel (incorporated by reference to Exhibit 10.57 to the 2000 Form 10-K).(1)
10.33	Form of Severance Agreement, dated as of September 26, 2000, between the Corporation and Kenneth S. Siegel (incorporated by reference to Exhibit 10.58 to the 2000 Form 10-K).(1)
10.34	Form of Severance Agreement, dated as of June 9, 2000, between the Corporation and David K. Norton (incorporated by reference to Exhibit 10.59 to the 2000 Form 10-K).(1)
10.35	Stock Purchase Agreement, dated as of April 27, 1999, among the Corporation, ITT Sheraton Corporation, Starwood Canada Corp., Caesars World, Inc., Sheraton Desert Inn Corporation, Sheraton Tunica Corporation and Park Place Entertainment Corporation (incorporated by reference to Exhibit 10.5 to the 1999 Form 10-Q1).
10.36	Starwood Hotels & Resorts Worldwide, Inc. 1999 Long-Term Incentive Compensation Plan (incorporated by reference to Exhibit 10.4 to the Corporation’s and the Trust’s Joint Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1999 (the “1999 Form 10-Q2”)).(1)
10.37	Starwood Hotels & Resorts Worldwide, Inc. 1999 Annual Incentive Plan for Certain Executives (incorporated by reference to Exhibit 10.5 to the 1999 Form 10-Q2).(1)

Exhibit
Number	Description of Exhibit

10.38	First Amendment to the Starwood Hotels & Resorts Worldwide, Inc. 1999 Long-Term Incentive Compensation Plan, dated as of August 1, 2001 (incorporated by reference to Exhibit 10.1 to the Corporation’s and the Trust’s Joint Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2001).(1)
10.39	Starwood Hotels & Resorts Worldwide, Inc. Deferred Compensation Plan, effective as of January 1, 2001 (incorporated by reference to Exhibit 10.1 to the Corporation’s and the Trust’s Joint Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2001 (the “2001 Form 10-Q2”)).(1)
10.40	Indenture, dated as of May 25, 2001, by and among the Corporation, as Issuer, the guarantors named herein and Firstar Bank, N.A., as Trustee (incorporated by reference to Exhibit 10.2 to the 2001 Form 10-Q2).
10.41	Registration Rights Agreement, dated as of May 25, 2001, among the Corporation, the Trust, the guarantors named herein and Salomon Smith Barney Inc. (incorporated by reference to Exhibit 10.3 to the 2001 Form 10-Q2).
10.42	Addendum to Robert F. Cotter Offer Letter, effective as of February 16, 2002 (incorporated by reference to Exhibit 10.1 to the Corporation’s and Trust’s Joint Quarterly Report on Form 10-Q for the quarter ended March 31, 2002).
10.43	Starwood Hotels & Resorts Worldwide, Inc. 2002 Long-Term Incentive Compensation Plan (the “2002 LTIP”) (incorporated by reference to Annex B of the Corporation’s 2002 Proxy Statement).
10.44	Starwood Hotels & Resorts Amended and Restated Non-Qualified Stock Option Agreement by and between the Trust and Barry S. Sternlicht, dated as of May 22, 2002 relating to a grant made on June 29, 1995 (incorporated by reference to Exhibit 10.3 to the 2002 Form 10-Q2).
10.45	Form of Non-Qualified Stock Option Agreement pursuant to the 2002 LTIP (incorporated by reference to Exhibit 10.49 to the 2002 Form 10-K filed on February 28, 2003 (the “2002 10-K”)).
10.46	Starwood Hotels & Resorts Amended and Restated Non-Qualified Stock Option Agreement by and between the Trust and Barry S. Sternlicht, dated as of May 22, 2002 relating to a grant made on August 12, 1996 (incorporated by reference to Exhibit 10.4 to the 2002 Form 10-Q2).
10.47	Starwood Hotels & Resorts Amended and Restated Non-Qualified Stock Option Agreement by and between the Trust and Barry S. Sternlicht, dated as of May 22, 2002 relating to a grant made on August 12, 1996 (incorporated by reference to Exhibit 10.5 to the 2002 Form 10-Q2).
10.48	Letter to holders of the Corporation’s, Series B Zero Coupon Convertible Senior Notes due 2021 (incorporated by reference to Exhibit 99.5 to the 2002 Form 10-Q2).
10.49	Amendment to Exchange Rights Agreement (Class A Realty Partnership Units), dated as of October 10, 2002, among the Trust, Realty Partnership and certain limited partners of the Realty Partnership (incorporated by reference to Exhibit 10.53 to the 2002 Form 10-K).
10.50	Amendment to Exchange Rights Agreement (Class B Operating Partnership Units), dated as of October 10, 2002, among the Corporation, Operating Partnership and certain limited partners of the Operating Partnership (incorporated by reference to Exhibit 10.54 to the 2002 form 10-K).
10.51	Severance Agreement, dated December 1999, between the Corporation and Theodore Darnall (incorporated by reference to Exhibit 10.55 to the 2002 form 10-K).
10.52	Employment Agreement, dated September 2, 1999, between Steven M. Hankin and the Corporation (incorporated by reference to Exhibit 10.56 to the 2002 form 10-K).
10.53	Severance Agreement, dated October 2000, between Starwood Hotels & Resorts Worldwide, Inc., and Steve Hankin (incorporated by reference to Exhibit 10.57 to the 2002 form 10-K).

Exhibit
Number	Description of Exhibit

10.54	Credit Agreement, dated October 9, 2002, among the Corporation, certain additional alternative currency revolving loan borrowers and various lenders, Deutsche Bank, AG, New York Branch, as Administrative Agent, JP Morgan Chase Bank, as Syndication Agent, Bank of America, N.A., Fleet National Bank and Societe Generale, as Co-Documentation Agents, and Deutsche Bank Securities Inc. and JP Morgan Securities Inc. as Co-Lead Arrangers and joint Book Running Managers (incorporated by reference to Exhibit 10.1 of Form 8-K filed on October 11, 2002).
10.55	Indenture, dated as of April 19, 2002, among the Corporation, the guarantor parties named herein and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Corporation’s and Sheraton Holding Corporation’s Joint Registration Statement on Form S-4 filed on November 19, 2002 the “2002 Forms S4”)).
10.56	Registration Rights Agreement, dated as of April 19, 2002, among the Corporation, the guarantor parties named therein and Lehman Brothers, Inc., (incorporated by reference to Exhibit 4.4 to the 2002 Form S-4).
10.57	First Amendment to the Starwood Hotels & Resorts Worldwide, Inc. 2002 Long-Term Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended March 31, 2003 (the “2003 10-Q1”)).
10.58	Second Amendment to the Starwood Hotels & Resorts Worldwide, Inc. 1999 Long-Term Incentive Compensation Plan (incorporated by reference to Exhibit 10.2 to the 2003 10-Q1).
10.59	Second Amendment to the Starwood Hotels & Resorts Worldwide, Inc. 1995 Long-Term Incentive Compensation Plan (incorporated by reference to Exhibit 10.3 to the 2003 10-Q1).
10.60	Second Amendment to the Starwood Hotels & Resorts 1995 Long-Term Incentive Compensation Plan (incorporated by reference to Exhibit 10.4 to the 2003 10-Q1).
10.61	First Amendment to Credit Agreement (incorporated by reference to Exhibit 10.5 to the 2003 10-Q1).
10.62	Second Amendment to Credit Agreement (incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended June 30, 2003 (the “2003 10-Q2”)).
10.63	Indenture dated May 16, 2003 between the Corporation, the Trust, the Guarantor and U.S. Bank National Association as trustee (incorporated by reference to Exhibit 4.9 to the July 8, 2003 Form S-3)(Registration Nos. 333-106888, 333-106888-01, 333-106888-02) (the “Form S-3”).
10.64	Registration Rights Agreement, dated May 16, 2003, among the Corporation, the Guarantor and the Initial Purchasers (incorporated by reference to Exhibit 4.10 to the Form S-3).
10.65	First Amendment to the Starwood Hotels & Resorts Worldwide, Inc. 1999 Annual Incentive Plan for Certain Executives, dated as of December 17, 2003.(1)(2)
10.66	Amendment to Exchange Rights Agreement, dated as of December 17, 2003 for the Class B Operating Partnership Units.(2)
10.67	Amendment to Exchange Rights Agreement, dated as of December 17, 2003 for the Class A Realty Partnership Units.(2)
10.68	Employment Agreement, dated as of November 13, 2003, between the Corporation and Vasant Prabhu.(1)(2)
10.69	Second Amended and Restated Employment Agreement between Starwood Hotels & Resorts Worldwide, Inc. and Barry S. Sternlicht, dated as of January 1, 2003.(1)(2)
12.1	Calculation of Ratio of Earnings to Total Fixed Charges. (2)
21.1	Subsidiaries of the Registrants.(2)
23.1	Consent of Ernst & Young LLP.(2)
31.1	Certification Pursuant to Rule 13a-14 under the Securities Exchange Act of 1934 — Chief Executive Officer — Corporation.(2)

Exhibit
Number	Description of Exhibit

31.2	Certification Pursuant to Rule 13a-14 under the Securities Exchange Act of 1934 — Chief Financial Officer — Corporation.(2)
31.3	Certification Pursuant to Rule 13a-14 under the Securities Exchange Act of 1934 — Chief Executive Officer — Trust. (2)
31.4	Certification Pursuant to Rule 13a-14 under the Securities Exchange Act of 1934 — Chief Financial and Accounting Officer — Trust.(2)
32.1	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code — Chief Executive Officer — Corporation.(2)
32.2	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code — Chief Financial Officer — Corporation.(2)
32.3	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code — Chief Executive Officer — Trust.(2)
32.4	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code — Chief Financial and Accounting Officer — Trust.(2)

(1)	Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.

(2)	Filed herewith.

(b) Reports on Form 8-K.

      During the fourth quarter of 2003, Starwood filed a Current Report on Form 8-K dated October 30, 2003, reporting under Item 5 and Item 7, the intention of the Company’s Chief Executive Officer (“CEO”) to step down as CEO once a new CEO is hired and to become the Executive Chairman at that time.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

STARWOOD HOTELS & RESORTS
WORLDWIDE, INC.

By:	/s/ BARRY S. STERNLICHT

Barry S. Sternlicht
Chairman, Chief Executive Officer and
Trustee

By:	/s/ VASANT M. PRABHU

Vasant M. Prabhu
Executive Vice President and
Chief Financial Officer

Date: February 27, 2004

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ BARRY S. STERNLICHT Barry S. Sternlicht	Chairman, Chief Executive Officer and Director (Principal Executive Officer)	February 27, 2004

/s/ VASANT M. PRABHU Vasant M. Prabhu	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 27, 2004

/s/ CHARLENE BARSHEFSKY Charlene Barshefsky	Director	February 27, 2004

/s/ JEAN-MARC CHAPUS Jean-Marc Chapus	Director	February 25, 2004

/s/ BRUCE W. DUNCAN Bruce W. Duncan	Director	February 27, 2004

/s/ ERIC HIPPEAU Eric Hippeau	Director	February 27, 2004

/s/ GEORGE J. MITCHELL George J. Mitchell	Director	February 27, 2004

Signature	Title	Date

/s/ STEPHEN R. QUAZZO Stephen R. Quazzo	Director	February 27, 2004

/s/ THOMAS O. RYDER Thomas O. Ryder	Director	February 28, 2004

/s/ DANIEL W. YIH Daniel W. Yih	Director	February 27, 2004

/s/ KNEELAND C. YOUNGBLOOD Kneeland C. Youngblood	Director	February 27, 2004

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

STARWOOD HOTELS & RESORTS

By:	/s/ BARRY S. STERNLICHT

Barry S. Sternlicht
Chairman, Chief Executive Officer and
Director

By:	/s/ VASANT M. PRABHU

Vasant M. Prabhu
Executive Vice President and
Chief Financial Officer

Date: February 27, 2004

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ BARRY S. STERNLICHT Barry S. Sternlicht	Chairman, Chief Executive Officer and Trustee (Principal Executive Officer)	February 27, 2004

/s/ VASANT M. PRABHU Vasant M. Prabhu	Executive Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)	February 27, 2004

/s/ CHARLENE BARSHEFSKY Charlene Barshefsky	Trustee	February 27, 2004

/s/ JEAN-MARC CHAPUS Jean-Marc Chapus	Trustee	February 25, 2004

/s/ BRUCE W. DUNCAN Bruce W. Duncan	Trustee	February 27, 2004

/s/ ERIC HIPPEAU Eric Hippeau	Trustee	February 27, 2004

/s/ GEORGE J. MITCHELL George J. Mitchell	Trustee	February 27, 2004

Signature	Title	Date

/s/ STEPHEN R. QUAZZO Stephen R. Quazzo	Trustee	February 27, 2004

/s/ THOMAS O. RYDER Thomas O. Ryder	Trustee	February 28, 2004

/s/ DANIEL W. YIH Daniel W. Yih	Trustee	February 27, 2004

/s/ KNEELAND C. YOUNGBLOOD Kneeland C. Youngblood	Trustee	February 27, 2004

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

AND STARWOOD HOTELS & RESORTS

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors, Board of Trustees and Shareholders of

Starwood Hotels & Resorts Worldwide, Inc. and Starwood Hotels & Resorts

We have audited the accompanying consolidated balance sheets of Starwood Hotels & Resorts Worldwide, Inc. (a Maryland corporation) and its subsidiaries (the “Company”) and Starwood Hotels & Resorts (a Maryland real estate investment trust) and its subsidiaries (the “Trust”) as of December 31, 2003 and 2002, and the related consolidated statements of income, comprehensive income, equity, and cash flows of the Company for each of the three years in the period ended December 31, 2003 and the consolidated statements of income and cash flows of the Trust for each of the three years in the period ended December 31, 2003. Our audits also included the financial statement schedules listed in the Index to Financial Statements and Schedules. These financial statements and schedules are the responsibility of the Company’s and Trust’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company and the Trust at December 31, 2003 and 2002, and the consolidated results of the Company’s and the Trust’s operations and cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in the notes to the financial statements, in 2002 the Company and the Trust adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.”

ERNST & YOUNG LLP

New York, New York

February 5, 2004

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

CONSOLIDATED BALANCE SHEETS

(In millions, except share data)

	December 31,

	2003	2002

ASSETS
Current assets:
Cash and cash equivalents	$427	$108
Restricted cash	81	108
Accounts receivable, net of allowance for doubtful accounts of $53 and $45	418	398
Inventories	215	214
Prepaid expenses and other	104	108

Total current assets	1,245	936
Investments	415	434
Plant, property and equipment, net	7,123	6,911
Assets held for sale	—	839
Goodwill and intangible assets, net	2,488	2,570
Other assets	623	500

	$11,894	$12,190

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings and current maturities of long-term debt	$233	$870
Accounts payable	171	171
Accrued expenses	836	723
Accrued salaries, wages and benefits	228	178
Accrued taxes and other	176	188

Total current liabilities	1,644	2,130
Long-term debt	4,393	4,449
Deferred income taxes	898	986
Other liabilities	574	538

	7,509	8,103

Minority interest	28	39

Exchangeable units and Class B preferred shares, at redemption value of $38.50	31	51

Commitments and contingencies
Stockholders’ equity:
Class A exchangeable preferred shares of the Trust; $0.01 par value; authorized 30,000,000 shares; outstanding 480,880 and 493,968 shares at December 31, 2003 and 2002, respectively	—	—
Corporation common stock; $0.01 par value; authorized 1,050,000,000 shares; outstanding 201,812,126 and 199,579,542 shares at December 31, 2003 and 2002, respectively	2	2
Trust Class B shares of beneficial interest; $0.01 par value; authorized 1,000,000,000 shares; outstanding 201,812,126 and 199,579,542 shares at December 31, 2003 and 2002, respectively	2	2
Additional paid-in capital	4,952	4,905
Deferred compensation	(9)	(14)
Accumulated other comprehensive income	(334)	(474)
Accumulated deficit	(287)	(424)

Total stockholders’ equity	4,326	3,997

	$11,894	$12,190

The accompanying notes to financial statements are an integral part of the above statements.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per Share data)

	Year Ended December 31,

	2003	2002	2001

Revenues
Owned, leased and consolidated joint venture hotels	$3,085	$3,190	$3,301
Other hotel and leisure	694	618	592

	3,779	3,808	3,893
Other revenues from managed and franchised properties	851	780	740

	4,630	4,588	4,633
Costs and Expenses
Owned, leased and consolidated joint venture hotels	2,392	2,350	2,338
Selling, general, administrative and other	540	426	411
Restructuring and other special charges (credits), net	(9)	(7)	50
Depreciation	410	473	430
Amortization	19	15	88

	3,352	3,257	3,317
Other expenses from managed and franchised properties	851	780	740

	4,203	4,037	4,057
Operating income	427	551	576
Gain on sale of VOI notes receivable	15	16	12
Equity earnings from unconsolidated ventures, net	12	8	15
Interest expense, net of interest income of $5, $2 and $11	(282)	(323)	(354)
Gain (loss) on asset dispositions and impairments, net	(183)	3	(57)

Income (loss) from continuing operations before taxes and minority equity	(11)	255	192
Income tax benefit (expense)	113	(2)	(42)
Minority equity in net loss (income)	3	(2)	(3)

Income from continuing operations	105	251	147
Discontinued operations:
Loss from operations, net of taxes of $0, $2 and $1	(2)	(5)	(2)
Gain on dispositions, net of tax benefit of $40, $104 and $0	206	109	—

Net income	$309	$355	$145

Earnings Per Share — Basic
Continuing operations	$0.52	$1.24	$0.73
Discontinued operations	1.01	0.52	(0.01)

Net income	$1.53	$1.76	$0.72

Earnings Per Share — Diluted
Continuing operations	$0.51	$1.22	$0.71
Discontinued operations	0.99	0.51	(0.01)

Net income	$1.50	$1.73	$0.70

Weighted average number of Shares	203	201	201

Weighted average number of Shares assuming dilution	207	205	206

The accompanying notes to financial statements are an integral part of the above statements.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In millions)

	Year Ended December 31,

	2003	2002	2001

Net income	$309	$355	$145

Other comprehensive income (loss), net of taxes:
Foreign currency translation arising during the period	139	(2)	(106)
Minimum pension liability adjustments	(1)	(13)	(5)
Unrealized gains on securities, net —
Unrealized holding gains arising during the period	3	4	1
Derivative instruments, net —
Change in fair value of derivative instruments	(1)	6	(21)
Early termination of derivative instruments	—	15	—

	140	10	(131)

Comprehensive income	$449	$365	$14

The accompanying notes to financial statements are an integral part of the above statements.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

CONSOLIDATED STATEMENTS OF EQUITY

(In millions)

	Exchangeable
	units and								Accumulated	Retained
	Class B EPS		Class A EPS		Shares		Additional		Other	Earnings
							Paid-in	Deferred	Comprehensive	(Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Compensation	Income(a)	Deficit)

Balance at December 31, 2000	3	$133	1	$—	194	$4	$4,780	$(4)	$(353)	$(592)
Net income	—	—	—	—	—	—	—	—	—	145
Stock option and restricted stock award transactions, net	—	—	—	—	3	—	86	(12)	—	—
Share repurchases					(3)		(96)
Conversion and cancellation of Class A EPS, Class B EPS and Partnership Units	(2)	(81)	—	—	4	—	81	—	—	—
Foreign currency translation	—	—	—	—	—	—	—	—	(106)	—
Minimum pension liability adjustment	—	—	—	—	—	—	—	—	(5)	—
Unrealized loss on securities, net	—	—	—	—	—	—	—	—	1	—
Unrealized loss on derivative instruments	—	—	—	—	—	—	—	—	(21)	—
Distributions declared	—	—	—	—	—	—	—	—	—	(162)

Balance at December 31, 2001	1	52	1	—	198	4	4,851	(16)	(484)	(609)
Net income	—	—	—	—	—	—	—	—	—	355
Stock option and restricted stock award transactions, net	—	—	—	—	2	—	52	2	—	—
ESPP stock issuances	—	—	—	—	—	—	1	—	—	—
Conversion and cancellation of Class A EPS, Class B EPS and Partnership Units	—	(1)	(1)	—	—	—	1	—	—	—
Foreign currency translation	—	—	—	—	—	—	—	—	(2)	—
Minimum pension liability adjustment	—	—	—	—	—	—	—	—	(13)	—
Unrealized gain on securities, net	—	—	—	—	—	—	—	—	4	—
Unrealized gain on derivative instruments	—	—	—	—	—	—	—	—	6	—
Early termination of derivative instruments	—	—	—	—	—	—	—	—	15	—
Distributions declared	—	—	—	—	—	—	—	—	—	(170)

Balance at December 31, 2002	1	51	—	—	200	4	4,905	(14)	(474)	(424)
Net income	—	—	—	—	—	—	—	—	—	309
Stock option and restricted stock award transactions, net	—	—	—	—	2	—	67	5	—	—
ESPP stock issuances	—	—	—	—	—	—	8	—	—	—
Share repurchases	—	—	—	—	—	—	(28)	—	—	—
Conversion or redemption and cancellation of Class A EPS, Class B EPS and Partnership Units	—	(20)	—	—	—	—	—	—	—	—
Foreign currency translation	—	—	—	—	—	—	—	—	139	—
Minimum pension liability adjustment	—	—	—	—	—	—	—	—	(1)	—
Unrealized gain on securities, net	—	—	—	—	—	—	—	—	3	—
Unrealized loss on derivative instruments	—	—	—	—	—	—	—	—	(1)	—
Distributions declared	—	—	—	—	—	—	—	—	—	(172)

Balance at December 31, 2003	1	$31	—	$—	202	$4	$4,952	$(9)	$(334)	$(287)

(a)	As of December 31, 2003, this balance is comprised of $318 million of cumulative translation adjustments, $4 million of cumulative unrealized gains on securities, including derivative instruments, and $20 million of cumulative minimum pension liability adjustment.

The accompanying notes to financial statements are an integral part of the above statements.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Year Ended December 31,

	2003	2002	2001

Operating Activities
Net income	$309	$355	$145
Exclude:
Discontinued operations	(204)	(104)	2

Income from continuing operations	105	251	147
Adjustments to income from continuing operations:
Depreciation and amortization	429	488	518
Amortization of deferred loan costs	14	15	15
Amortization of hedge premiums	—	—	2
Non-cash portion of restructuring and other special charges (credits), net	(9)	(3)	34
Non-cash foreign currency gains, net	(4)	(33)	(27)
Provision for doubtful accounts	34	27	20
Minority equity in net income (loss)	(3)	2	3
Distributions in excess of equity earnings	71	31	19
Gain on sale of VOI notes receivable	(15)	(16)	(12)
Loss (gain) on asset dispositions and impairments, net	183	(3)	57
Changes in working capital:
Restricted cash	27	(58)	1
Accounts receivable	6	21	93
Inventories	11	14	6
Prepaid expenses and other	8	(19)	(31)
Accounts payable and accrued expenses	55	39	23
Accrued and deferred income taxes	(138)	(90)	(91)
Other, net	(14)	22	(37)

Cash from continuing operations	760	688	740
Cash from discontinued operations	11	18	15

Cash from operating activities	771	706	755

Investing Activities
Purchases of plant, property and equipment	(307)	(300)	(477)
Proceeds from asset sales, net	1,042	65	39
Collection (issuance) of notes receivable, net	(2)	7	(23)
Acquisitions, net of acquired cash	—	(7)	(51)
Investments	(11)	(41)	(77)
Acquisition of senior debt	(203)	—	—
Other, net	(9)	(10)	(32)

Cash from (used for) investing activities	510	(286)	(621)

Financing Activities
Revolving credit facility and short-term borrowings, net	(344)	(400)	(244)
Long-term debt issued	446	1,964	1,048
Long-term debt repaid	(911)	(2,017)	(743)
Distributions paid	(170)	(40)	(156)
Share repurchases	(28)	—	(96)
Other, net	28	66	29

Cash used for financing activities	(979)	(427)	(162)

Exchange rate effect on cash and cash equivalents	17	8	(3)

Increase (decrease) in cash and cash equivalents	319	1	(31)
Cash and cash equivalents — beginning of period	108	107	138

Cash and cash equivalents — end of period	$427	$108	$107

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Interest	$170	$310	$358

Income taxes, net of refunds	$41	$94	$141

The accompanying notes to financial statements are an integral part of the above statements.

STARWOOD HOTELS & RESORTS

CONSOLIDATED BALANCE SHEETS

(In millions, except share data)

	December 31,

	2003	2002

ASSETS
Current assets:
Cash and cash equivalents	$2	$2
Receivable, Corporation	465	41
Prepaid expenses and other	1	1

Total current assets	468	44
Investments, Corporation	848	848
Investments	25	27
Plant, property and equipment, net	3,324	3,362
Assets held for sale	—	648
Long-term receivables, Corporation, net	2,084	2,070
Goodwill and intangible assets, net	221	223
Other assets	8	8

	$6,978	$7,230

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings and current maturities of long-term debt	$9	$9
Accounts payable	4	8
Accrued expenses	20	24
Distributions payable, Corporation	183	148
Distributions payable	172	170

Total current liabilities	388	359
Long-term debt	445	438

	833	797

Minority interest	29	30

Exchangeable units and Class B preferred shares, at redemption value of $38.50	30	48

Commitments and contingencies
Stockholders’ equity:
Class A exchangeable preferred shares; $0.01 par value; authorized 30,000,000 shares; outstanding 480,880 and 493,968 shares at December 31, 2003 and 2002, respectively	—	—
Class A shares of beneficial interest; $0.01 par value; authorized 5,000 shares; outstanding 100 shares at December 31, 2003 and 2002.	—	—
Trust Class B shares of beneficial interest; $0.01 par value; authorized 1,000,000,000 shares; outstanding 201,812,126 and 199,579,542 shares at December 31, 2003 and 2002, respectively	2	2
Additional paid-in capital	7,714	7,704
Distributions in excess of net income	(1,630)	(1,351)

Total stockholders’ equity	6,086	6,355

	$6,978	$7,230

The accompanying notes to financial statements are an integral part of the above statements.

STARWOOD HOTELS & RESORTS

CONSOLIDATED STATEMENTS OF INCOME

(In millions)

	Year Ended December 31,

	2003	2002	2001

Revenues
Rent and interest, Corporation	$526	$587	$633

	526	587	633

Costs and Expenses
Selling, general and administrative	3	3	3
Depreciation	165	222	206
Amortization	—	—	6

	168	225	215

	358	362	418
Equity earnings (losses) from unconsolidated joint ventures and other	(2)	(1)	3
Interest expense, net	(35)	(36)	(37)
Loss on asset dispositions and impairments, net	(186)	(3)	(3)
Income tax expense	(3)	(4)	(4)
Minority equity in net loss (income)	1	(3)	(1)

Net income	$133	$315	$376

The accompanying notes to financial statements are an integral part of the above statements.

STARWOOD HOTELS & RESORTS

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Year Ended December 31,

	2003	2002	2001

Operating Activities
Net income	$133	$315	$376
Adjustments to net income:
Depreciation and amortization	165	222	212
Amortization of deferred loan costs	—	1	—
Minority equity in net income (loss)	(1)	3	1
Distributions in excess of equity earnings	2	3	3
Loss on asset dispositions and impairments, net	186	3	3
Receivable, Corporation	(441)	(446)	(1)
Other, net	(1)	3	8

Cash from operating activities	43	104	602

Investing Activities
Purchases of plant, property and equipment	(66)	(82)	(169)
Proceeds from asset sales, net	402	52	21
Acquisitions, net of acquired cash	—	(7)	(6)
Collection (issuance) of notes receivable	—	2	(10)
Other, net	—	—	—

Cash from (used for) investing activities	336	(35)	(164)

Financing Activities
Long-term debt issued	70	—	—
Long-term debt repaid	(63)	(36)	(35)
Distributions paid	(170)	(40)	(156)
Distributions paid to Corporation	(206)	—	(243)
Share repurchases	(3)	—	(14)
Other, net	(7)	6	4

Cash from (used for) financing activities	(379)	(70)	(444)

Decrease in cash and cash equivalents	—	(1)	(6)
Cash and cash equivalents — beginning of period	2	3	9

Cash and cash equivalents — end of period	$2	$2	$3

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Interest	$33	$35	$36

Income taxes	$3	$4	$4

The accompanying notes to financial statements are an integral part of the above statements.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

AND STARWOOD HOTELS & RESORTS

NOTES TO FINANCIAL STATEMENTS

Note 1.	Basis of Presentation

      The accompanying consolidated financial statements represent the consolidated financial position and consolidated results of operations of (i) Starwood Hotels & Resorts Worldwide, Inc. and its subsidiaries (the “Corporation”), including Sheraton Holding Corporation and its subsidiaries (“Sheraton Holding”) (formerly ITT Corporation) and Starwood Hotels & Resorts and its subsidiaries (the “Trust” and, together with the Corporation, “Starwood” or the “Company”), and (ii) the Trust.

      Starwood is one of the world’s largest hotel and leisure companies. Starwood’s status as one of the leading hotel and leisure companies resulted from the 1998 acquisition of Westin Hotels & Resorts Worldwide, Inc. and certain of its affiliates (“Westin”) (the “Westin Merger”) and the acquisition of ITT Corporation (the “ITT Merger”). On October 1, 1999, the Company completed the acquisition of Starwood Vacation Ownership, Inc. (formerly Vistana, Inc.) (“SVO”). SVO’s principal operations include the acquisition, development and operation of vacation ownership resorts; marketing and selling vacation ownership interests (“VOIs”) in the resorts; and providing financing to customers who purchase such interests.

      The Company’s principal business is hotels and leisure, which is comprised of a worldwide hospitality network of more than 750 full-service hotels and vacation ownership resorts primarily serving two markets: luxury and upscale.

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

      The Corporation, through its subsidiaries, is the general partner of, and held, as of December 31, 2003, an aggregate 98.2% partnership interest in, SLC Operating Limited Partnership (the “Operating Partnership”). The Trust, through its subsidiaries, is the general partner of, and held an aggregate 97.3% partnership interest in, SLT Realty Limited Partnership (the “Realty Partnership” and, together with the Operating Partnership, the “Partnerships”) as of December 31, 2003. The units of the Partnerships (“LP Units”) held by the limited partners of the respective Partnerships are exchangeable on a one-for-one basis for Shares. At December 31, 2003, there were approximately 5.6 million LP Units outstanding (including 4.3 million LP Units held by the

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
AND STARWOOD HOTELS & RESORTS

NOTES TO FINANCIAL STATEMENTS — (Continued)

Corporation). For all periods presented, the LP Units are assumed to have been converted to Shares for purposes of calculating basic and diluted weighted average Shares outstanding.

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

      Inventories. Inventories are comprised principally of VOIs of $145 million and $137 million as of December 31, 2003 and 2002, respectively, and hotel operating supplies. VOI inventory is carried at the lower of cost or net realizable value and includes $3 million, $4 million and $4 million of capitalized interest in 2003, 2002 and 2001, respectively. Operating supplies are generally valued at the lower of cost (first-in, first-out) or market. Potential losses from obsolete and slow-moving inventories are provided for in the current period.

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

      Investments. Investments in joint ventures are accounted for using the guidance of Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) No. 46 “Consolidation of Variable Interest Entities” for all ventures deemed to be variable interest entities. See additional discussion in the “Impact of Recently Issued Accounting Standards” section to this footnote. All other joint venture investments are accounted for under the equity method of accounting when the Company has a 20% to 50% ownership interest or exercises significant influence over the venture. If the Company’s interest exceeds 50% or in certain cases, if the

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
AND STARWOOD HOTELS & RESORTS

NOTES TO FINANCIAL STATEMENTS — (Continued)

Company exercises control over the venture, the results of the joint venture are consolidated herein. All other investments are generally accounted for under the cost method.

      The fair market value of investments is based on the market prices for the last day of the period if the investment trades on quoted exchanges. For non-traded investments, fair value is estimated based on the underlying value of the investment, which is dependent on the performance of the investment as well as the volatility inherent in external markets for these types of investments. In assessing potential impairment for these investments, the Company will consider these factors as well as forecasted financial performance of its investment. If these forecasts are not met, the Company may have to record impairment charges.

      Plant, Property and Equipment. Plant, property and equipment, including capitalized interest of $7 million, $6 million and $7 million in 2003, 2002 and 2001, respectively, applicable to major project expenditures, are recorded at cost. The cost of improvements that extend the life of plant, property and equipment are capitalized. These capitalized costs may include structural improvements, equipment and fixtures. Costs for normal repairs and maintenance are expensed as incurred. Depreciation is provided on a straight-line basis over the estimated useful economic lives of 15 to 40 years for buildings and improvements; 3 to 10 years for furniture, fixtures and equipment; 3 to 7 years for information technology software and equipment and the lesser of the lease term or the economic useful life for leasehold improvements. Gains or losses on the sale or retirement of assets are included in income when the assets are sold provided there is reasonable assurance of the collectibility of the sales price and any future activities to be performed by the Company relating to the assets sold are insignificant.

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

      Goodwill and Intangible Assets. Goodwill and intangible assets arise in connection with acquisitions, including the acquisition of management contracts. Prior to January 1, 2002, all goodwill and intangible assets with indefinite lives were amortized using the straight-line method over the useful life of the asset. Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” In accordance with this guidance, the Company ceased amortizing goodwill and intangible assets with indefinite lives. Intangible assets with finite lives continue to amortize on a straight-line basis over their respective useful lives. The Company reviews all goodwill and intangible assets for impairment by comparisons of fair value to book value annually, or upon the occurrence of a trigger event. Impairment charges, if any, will be recognized in operating results. In connection with the adoption of this standard, the Company has completed its initial and subsequent annual recoverability tests on goodwill and intangible assets, which did not result in any impairment charges.

      Frequent Guest Program. Starwood Preferred Guest® (“SPG”) is the Company’s frequent guest incentive marketing program. SPG members earn points based on their spending at the Company’s properties, including purchases of VOIs, and, to a lesser degree, through participation in affiliated partners’ programs, such as those offered by airlines. Points can be redeemed at most Company owned, leased, managed and franchised properties.

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

      The liability for the SPG program is included in other long-term liabilities and accrued expenses in the accompanying consolidated balance sheets. The total actuarially determined liability as of December 31, 2003 and 2002 is $201 million and $175 million, respectively.

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

      The Company enters into foreign currency hedging contracts to manage exposure to foreign currency fluctuations. All foreign currency hedging instruments have an inverse correlation to the hedged assets or liabilities. Changes in the fair value of the derivative instruments are classified in the same manner as the classification of the changes in the underlying assets or liabilities due to fluctuations in foreign currency exchange rates.

      The Company does not enter into derivative financial instruments for trading or speculative purposes and monitors the financial stability and credit standing of its counterparties.

      Foreign Currency Translation. Balance sheet accounts are translated at the exchange rates in effect at each period end and income and expense accounts are translated at the average rates of exchange prevailing during the year. The national currencies of foreign operations are generally the functional currencies. Gains and losses from foreign exchange and the effect of exchange rate changes on intercompany transactions of a long-term investment nature are generally included as a separate component of stockholders’ equity. Gains and losses from foreign exchange rate changes related to intercompany receivables and payables that are not of a long-term investment nature are reported currently in costs and expenses and amounted to a gain of $4 million, $33 million and $27 million in 2003, 2002 and 2001, respectively. The $33 million gain in 2002 includes a $30 million gain recorded in selling, general, administrative and other expenses related to the mark-to-market of U.S. dollar intercompany receivables in Argentina as a result of the devaluation of the Argentine Peso. The $27 million gain in 2001 includes a $24 million gain from the same U.S. dollar Argentine

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
AND STARWOOD HOTELS & RESORTS

NOTES TO FINANCIAL STATEMENTS — (Continued)

intercompany receivables. Gains and losses from foreign currency transactions are reported currently in costs and expenses and were insignificant for all periods presented.

      Income Taxes. The Company provides for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes”. The objectives of accounting for income taxes are to recognize the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in an entity’s financial statements or tax returns.

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

      Earnings Per Share. The following represents a reconciliation of basic earnings per Share to diluted earnings per Share for income from continuing operations (in millions, except per Share data):

	Year Ended December 31,

	2003			2002			2001

	Earnings	Shares	Per Share	Earnings	Shares	Per Share	Earnings	Shares	Per Share

Basic earnings from continuing operations	$105	203	$0.52	$251	201	$1.24	$147	201	$0.73
Effect of dilutive securities:
Employee options and restricted stock awards	—	4		—	4		—	5

Diluted earnings from continuing operations	$105	207	$0.51	$251	205	$1.22	$147	206	$0.71

      Included in the Basic Share numbers for the year ended December 31, 2003, 2002 and 2001 are approximately 1 million, 2 million and 2 million shares, respectively, of Class A Exchangeable Preferred Shares (“Class A EPS”) and Class B Exchangeable Preferred Shares (“Class B EPS”).

      Stock-Based Compensation. The Company has three stock-based employee long term incentive plans, which are described in Note 18. Stock Incentive Plans. The Company accounts for those plans under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25 “Accounting for Stock Issued to Employees” and related interpretations. No stock-based employee compensation cost is reflected in net income as all options granted to employees under these plans have an exercise price equal to the fair value of the underlying equity on the date of grant. The following table illustrates the effect on net

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
AND STARWOOD HOTELS & RESORTS

NOTES TO FINANCIAL STATEMENTS — (Continued)

income and earnings per Share if the Company had applied the fair value recognition provisions of SFAS No. 123 “Accounting for Stock-Based Compensation” to stock-based employee compensation:

	Year Ended December 31,

	2003	2002	2001

	(in millions, except
	per Share data)
Net income, as reported	$309	$355	$145
Deduct: SFAS No. 123 compensation cost	(100)	(112)	(103)
Tax effect	35	39	36

Proforma net income	$244	$282	$78

Earnings per Share:
Basic, as reported	$1.53	$1.76	$0.72

Basic, proforma	$1.20	$1.40	$0.39

Diluted, as reported	$1.50	$1.73	$0.70

Diluted, proforma	$1.18	$1.38	$0.37

Average Black Scholes Assumptions:
Dividend Yield	3.1%	2.7%	2.2%
Volatility	42%	46%	47%
Risk-free rate	2.1%	3.1%	4.3%
Expected life	3 yrs	3 yrs	3 yrs

      The weighted average fair value per Share of options granted in 2003, 2002 and 2001 was $10.15, $13.58 and $17.45, respectively, using the assumptions noted in the table above.

      Revenue Recognition. The Company’s revenues are primarily derived from the following sources: (1) hotel and resort revenues at the Company’s owned, leased and consolidated joint venture properties; (2) management and franchise fees; (3) vacation ownership revenues; and (4) other revenues which are ancillary to the Company’s operations. Generally, revenues are recognized when the services have been rendered. The following is a description of the composition of revenues for the Company:

•	Owned, Leased and Consolidated Joint Ventures — Represents revenue primarily derived from hotel operations, including the rental of rooms and food and beverage sales, from a worldwide network of owned, leased or consolidated joint venture hotels and resorts operated primarily under the Company’s proprietary brand names including St. Regis, The Luxury Collection, Sheraton, Westin, W and Four Points by Sheraton. Revenue is recognized when rooms are occupied and services have been rendered.

•	Management and Franchise Fees — Represents fees earned on hotels managed worldwide, usually under contracts with the hotel owner, and franchise fees received in connection with the franchise of the Company’s Sheraton, Westin, Four Points by Sheraton and The Luxury Collection brand names. Management fees are comprised of a base fee, which is generally based on a percentage of gross revenues, and an incentive fee, which is generally based on the property’s profitability. Base fee revenues are recognized when earned in accordance with the terms of the contract. For any time during the year, incentive fees are recognized for the fees due and earned as if the contract was terminated at that date, exclusive of any termination fees due or payable. Franchise fees are generally based on a percentage of hotel room revenues and are recognized in accordance with SFAS No. 45, “Accounting for Franchise Fee Revenue,” as the fees are earned and become due from the franchisee. Management

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

      Costs Incurred to Sell VOIs. The Company capitalizes direct costs attributable to the sale of VOIs until the sales are recognized. Selling and marketing costs capitalized under this methodology were approximately $17 million and $9 million as of December 31, 2003 and 2002, respectively, and all such capitalized costs are included in other assets in the accompanying consolidated balance sheets. Costs eligible for capitalization follow the guidelines of SFAS No. 67 “Accounting for Costs and Initial Rental Operation of Real Estate Projects.” If a contract is cancelled, the Company charges the unrecoverable direct selling and marketing costs to expense, and records forfeited deposits as income.

      VOI Inventory Costs. Real estate and development costs are valued at the lower of cost or net realizable value. Development costs include both hard and soft construction costs and together with real estate costs are allocated to VOIs on the relative sales value method. Interest, property taxes and certain other carrying costs incurred during the construction process are capitalized as incurred. Such costs associated with completed VOI units are expensed as incurred.

      Advertising Costs. Starwood and its brand marketing co-ops enter into multi-media ad campaigns, including television, radio, internet and print advertisements. Costs associated with these campaigns, including communication and production costs, are aggregated and expensed the first time that the advertising takes place in accordance with the American Institute of Certified Public Accountants Statement of Position No. 93-7 “Reporting on Advertising Costs.” If it becomes apparent that the media campaign will not take place, all costs are expensed at that time. During the years ended December 31, 2003, 2002 and 2001, the Company incurred approximately $110 million, $105 million and $70 million of advertising expense, respectively, a significant portion of which was reimbursed by managed and franchised hotels.

      Beneficial and Retained Interests. The Company periodically sells notes receivable originated by our vacation ownership business in connection with the sale of VOIs. The Company retains interests in the assets transferred to qualified and non-qualified special purpose entities which are accounted for as over-collateralizations and interest only strips. These Beneficial or Retained Interests are treated as “trading” for transactions prior to 2002 and “available-for-sale” for transactions thereafter under the provisions of SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities.” The Company reports changes in the fair values of these Beneficial or Retained Interests through the accompanying consolidated statement of income for trading securities and through the accompanying consolidated statement of comprehensive income

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
AND STARWOOD HOTELS & RESORTS

NOTES TO FINANCIAL STATEMENTS — (Continued)

for available-for-sale securities. The Company had Beneficial and Retained Interests of $50 million and $47 million at December 31, 2003 and 2002, respectively.

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

      Impact of Recently Issued Accounting Standards. In December 2003, FASB issued SFAS No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits” (SFAS No. 132-(R)). SFAS No. 132-(R) retains the disclosure requirements in the original SFAS No. 132, but requires additional disclosures related to plan assets, plan obligations, cash flows and net periodic benefit cost of defined benefit pension and other postretirement plans. In addition, this statement requires interim period disclosure of the components of net periodic benefit costs and contributions if significantly different from previously reported amounts. The Company adopted SFAS No. 132-(R) effective December 31, 2003 for its domestic pension and postretirement plans, and incorporated the new disclosure requirements into Note 15. Employee Benefit Plans. SFAS No. 132-(R) is effective December 31, 2004 for the Company’s foreign pension plans.

      In May 2003, FASB issued SFAS No. 150 “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity, and is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. As a result of further discussion by the FASB on October 8, 2003, the FASB announced that minority interests in consolidated partnerships with specified finite lives should be reclassified as liabilities and presented at fair market value unless the interests are convertible into the equity of the parent. Fair market value adjustments occurring subsequent to July 1, 2003 should be recorded as a component of interest expense. At their October 29, 2003 meeting, the FASB agreed to indefinitely defer the implementation of their announcement at the October 8, 2003 meeting regarding the accounting treatment for minority interests in finite life partnerships. Therefore, until a final resolution is reached, the Company will not implement this aspect of the standard. If the Company were to adopt this aspect of the standard under its current provisions, it is not expected to have a material impact on the Company’s financial statements.

      In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” which amends and clarifies financial accounting and reporting for derivative instruments and hedging activities, including the qualifications for the normal purchases and normal sales exception, under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The amendment reflects decisions made by the FASB in connection with issues raised about the application of SFAS No. 133. Generally, the provisions of SFAS No. 149 will be applied prospectively for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. Adoption of SFAS No. 149 did not have a material effect on the Company’s financial statements.

      In January 2003, the FASB issued FIN 46 which requires a variable interest entity (“VIE”) to be consolidated by its primary beneficiary (“PB”). The PB is the party that absorbs a majority of the VIE’s expected losses and/or receives a majority of the expected residual returns.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
AND STARWOOD HOTELS & RESORTS

NOTES TO FINANCIAL STATEMENTS — (Continued)

      In December 2003, the FASB revised FIN 46 (“FIN 46-(R)”), delaying the effective date for certain entities created before February 1, 2003 and making other amendments to clarify the application of the guidance. In adopting FIN 46 and in anticipation of adopting FIN 46-(R), the Company has evaluated its various variable interests to determine whether they are in VIE’s. These variable interests, which generally represent modest interests relative to the other investors in the ventures, are primarily related to the Company’s strategy to expand its role as a third-party manager of hotels and resorts, allowing the Company to increase the presence of its lodging brands and gain additional cash flow. The process identified the following types of variable interests: (a) subordinated loans to ventures which have typically taken the form of first or second mortgage loans, (b) equity investments in ventures which have typically ranged from 10% to 30% of the equity, (c) guarantees to ventures which have typically related to loan guarantees on new construction projects that are well capitalized and which typically expire within a few years of the hotels opening and (d) other types of contributions to ventures owning hotels to secure the management or franchise contract. The Company also reviewed its other management and franchise agreements related to hotels that the Company has no other investments in and concluded that such arrangements were not variable interests since the Company is paid commensurate with the services provided and on the same level as other operating liabilities and the hotel owners retain the right to terminate the arrangements.

      Of the nearly 400 hotels that the Company manages or franchises, the Company identified approximately 20 hotels that it has a variable interest in. For those ventures that the Company holds a variable interest, it determined that the Company was not the PB and such VIE’s should not be consolidated in the Company’s financial statements. The Company’s outstanding loan balances exposed to losses as a result of its involvement in VIE’s totaled $69 million at December 31, 2003. Equity investments and other types of investments related to these VIE’s totaled $24 million and $21 million, respectively, at December 31, 2003. Information concerning the Company’s exposure to loss on loan guarantees and commitments to fund other types of contributions is summarized in Note 21. Commitments and Contingencies.

      The Company has adopted FIN 46 for entities created subsequent to January 31, 2003 as of December 31, 2003 and will adopt FIN 46-(R) as of the end of the interim period ended March 31, 2004. The adoption of FIN 46 did not result in the consolidation of any VIE’s, nor is the adoption of FIN 46-(R) expected to result in the consolidation of any VIE’s. The impact of adopting FIN 46-(R) is not expected to result in the identification of any additional interests in variable interest entities.

      In November 2002, the FASB issued FIN No. 45 “Guarantor Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” This interpretation modifies the accounting treatment for certain guarantees and is effective for all guarantees issued or modified after December 31, 2002. The new disclosure rules are effective for interim or annual periods ending after December 15, 2002. The Company has incorporated the disclosure requirements into this filing and will be monitoring its new guarantees for compliance. FIN No. 45 did not have a material impact on the Company.

      In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. This statement addresses financial accounting and reporting for costs associated with exit or disposal activities. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of SFAS No. 146 did not have and the Company believes will not have a material impact on its consolidated financial position or cash flows; however it may affect the timing of recognizing future restructuring costs.

      Effective January 1, 2002, the Company adopted SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” In accordance with this guidance, the Company has ceased amortizing goodwill and intangible assets with indefinite lives. Intangible assets with finite lives continue to amortize on a straight-line basis over their respective useful lives. Adoption of this standard did not result in any impairment charges.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
AND STARWOOD HOTELS & RESORTS

NOTES TO FINANCIAL STATEMENTS — (Continued)

      Net income, basic earnings per Share and diluted earnings per Share for the years ended December 31, 2003, 2002 and 2001, respectively, adjusted to exclude amortization expense no longer required due to the adoption of SFAS No. 142, are as follows (net of tax, in millions, except per Share data):

	Year Ended December 31,

	2003	2002	2001

Reported net income	$309	$355	$145
Add back: goodwill amortization	—	—	57
Add back: trademarks and trade names amortization	—	—	5

Adjusted net income	$309	$355	$207

Reported earnings per Share — basic	$1.53	$1.76	$0.72
Add back: goodwill amortization	—	—	0.28
Add back: trademarks and trade names amortization	—	—	0.03

Adjusted earnings per Share — basic	$1.53	$1.76	$1.03

Reported earnings per Share — diluted	$1.50	$1.73	$0.70
Add back: goodwill amortization	—	—	0.28
Add back: trademarks and trade names amortization	—	—	0.03

Adjusted earnings per Share — diluted	$1.50	$1.73	$1.01

Note 3.     Significant Acquisitions

      Acquisition of Westin Savannah Harbor Resort and Spa. In July 2002, the Company acquired a 49% interest in the 403 room Westin Savannah Harbor Resort and Spa for $25 million in connection with the restructuring of the indebtedness of that property. See Note 20. Related Party Transactions for further detail regarding the ownership structure of this resort.

      Acquisition of Sheraton Centre Toronto. In April 2001, the Company completed the acquisition of the remaining 50% interest not previously owned by the Company in the 1,377-room Sheraton Centre Toronto for approximately $48 million based on exchange rates at the time. The Company accounted for the acquisition as a step acquisition in accordance with APB Opinion No. 16, “Business Combinations.” The results of the acquisition have been included in the accompanying consolidated financial statements since the acquisition date.

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

Note 4.	Gain (Loss) on Asset Dispositions and Impairments, Net

      During 2003 the Company recorded a $170 million charge related to the impairment of 18 non-core domestic hotels that were held for sale and $11 million of subsequent charges primarily related to post-closing adjustments to the sales prices. The Company sold 16 of these hotels for net proceeds of $404 million. The Company also recorded a $9 million gain on the sale of a 51% interest in undeveloped land in Costa Smeralda in Sardinia, Italy. This gain was offset by a $9 million write down of the value of a hotel which was formerly

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
AND STARWOOD HOTELS & RESORTS

NOTES TO FINANCIAL STATEMENTS — (Continued)

operated together with one of the non-core domestic hotels and is now closed and under review for alternative use and a $2 million charge related to an impairment of an investment.

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

      Due to the September 11, 2001 terrorist attacks in New York, Washington, D.C. and Pennsylvania (the “September 11 Attacks”) and the weakening of the U.S. economy, the Company conducted a comprehensive review of the carrying value of certain assets for potential impairment. As a result, in the fourth quarter of 2001 the Company recorded a net charge totaling $57 million relating primarily to the impairment of certain investments.

Note 5.     Asset Securitizations

      At December 31, 2003 and 2002, the Company has approximately $119 million and $157 million, respectively, in vacation ownership notes receivable, representing receivables from over 20,000 customers. From time to time, the Company securitizes or sells these vacation ownership notes receivable.

      The Company accounts for its notes receivable securitizations and sales as transactions in accordance with SFAS No. 140. The Company accounted for both of the transactions described below as SFAS No. 140 sales.

      During 2003, the Company sold, without recourse, through a bankruptcy-remote qualified special purpose entity (the “QSPE”), the beneficial interest in $181 million of notes receivable originated in connection with the sale of VOIs (the “2003 Securitization”). The Company continues to service the notes. This sale and servicing arrangement was negotiated on an arms-length basis based on market conditions. The Company has retained interests in the 2003 Securitization in the form of a security (the “Beneficial Interests”) that is equivalent to over-collateralization and an interest-only strip, which provides credit enhancement to the third party investors in the QSPE. The Company’s right to receive cash flows from the Beneficial Interests is limited to cash available after paying the QSPE’s financing expenses, program fees and absorbing the QSPE’s credit losses related to the sold notes. Gains from the 2003 Securitization totaled $9 million for the year ended December 31, 2003. In connection with the 2003 Securitization, the Company repurchased all existing receivables under the 2002 Note Sales described below.

      The key assumptions used in measuring the fair value of the Beneficial Interests at the time of the 2003 Securitization were as follows: discount rate of 14%; annual prepayments, which yields an average expected life of prepayable notes receivable of 89 months; and expected gross mortgage balance defaulting as a percentage of the total initial pool of 17.8%.

      During 2002, the Company sold, without recourse, through a special purpose entity (the “SPE”), $133 million of notes receivable originated in connection with the sale of VOIs (“the 2002 Note Sales”). The Company continued to service the sold notes. This sale and servicing arrangement was negotiated on an arms-length basis based on market conditions. The Company retained an interest (the “Retained Interests”) in the sold notes that was economically equivalent to over-collateralization and an interest-only strip that provides credit enhancement to the third-party purchaser of the notes. The Company’s right to receive cash flows from the Retained Interests was limited to cash available after paying the SPE’s financing expenses, program fees and absorbing credit losses related to the sold notes. Net cash proceeds received from this sale of notes receivable were approximately $120 million. Gains from the sale of these notes totaled $14 million for the year

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
AND STARWOOD HOTELS & RESORTS

NOTES TO FINANCIAL STATEMENTS — (Continued)

ended December 31, 2002. As discussed above, in connection with the 2003 securitizations, the Company repurchased all of the existing receivables under the 2002 Note Sales.

      During 2001, the Company sold, without recourse, through a bankruptcy-remote QSPE, the beneficial interest in $226 million of notes receivable originated in connection with the sale of VOIs (the “2001 Securitizations”). The Company continues to service the sold notes. This sale and servicing arrangement was negotiated on an arms-length basis based on market conditions. The Company’s retained interests in the 2001 Securitizations is in the form of a security (the “2001 Beneficial Interests”) that is equivalent to over-collateralization and an interest-only strip, which provides credit enhancement to the third party investors in the QSPE. The Company’s right to receive cash flows from the 2001 Beneficial Interests is limited to cash available after paying the QSPE’s financing expenses, program fees and absorbing the QSPE’s credit losses related to the sold notes. Gains from the 2001 Securitizations totaled $10 million for the year ended December 31, 2001.

      At December 31, 2003, $100 million of principal amounts of notes is outstanding under the 2001 Securitizations and an additional $176 million of principal amounts of notes is outstanding under the 2003 Securitization. Delinquencies of more than 90 days on these receivables at December 31, 2003 amounted to approximately $3 million and $1 million for the 2001 and 2003 Securitizations, respectively.

      Under the 2003 and 2001 Securitizations, the Company has an option to repurchase defaulted notes (as defined) included in the transactions for their outstanding principal amounts. The Company has been able to resell vacation ownership interests underlying the loans that it repurchased under these provisions without incurring significant losses, resulting in additional gains of approximately $6 million and $2 million in 2003 and 2002, respectively.

      At the time of each securitization or notes sale and at the end of each financial reporting period, the Company estimates the fair value of its Beneficial and Retained Interests using a discounted cash flow model. All assumptions used in the models are reviewed and updated, if necessary, based on current trends and historical experience. The Beneficial and Retained Interests are classified as either “trading” or “available-for-sale” securities in accordance with the provisions of SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” and SFAS No. 140. The Beneficial Interests from the 2001 Securitizations are classified as trading, with changes in fair value reported through operating results. The Beneficial Interests from the 2003 Securitizations are classified as available-for-sale, with changes in fair value reported through equity in other comprehensive income. During 2002, the Company changed its assumption for the 2001 Securitizations discount rate from the initial rate of 16% to 14%, bringing its rates in line with comparable industry assumptions. The change did not have a material impact on the Beneficial Interest balance.

      The Company has completed a sensitivity analysis on the net present value of the Beneficial Interests to measure the change in value associated with independent changes in individual key variables. The methodology used applied unfavorable changes that would be considered statistically significant for the key variables of prepayment rate, discount rate and expected gross credit losses. The net present value of Beneficial Interests at

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
AND STARWOOD HOTELS & RESORTS

NOTES TO FINANCIAL STATEMENTS — (Continued)

December 31, 2003 was approximately $50 million. The decrease in value of the Beneficial Interests as a result of various changes in key variables are as follows (in millions):

Beneficial
Interests

Annual prepayment:
100 basis points — dollars	$0.4
100 basis points — percentage	0.7%
200 basis points — dollars	$0.7
200 basis points — percentage	1.5%
Discount Rate:
100 basis points — dollars	$1.0
100 basis points — percentage	2.0%
200 basis points — dollars	$1.9
200 basis points — percentage	3.8%
Gross Annual Rate of Credit Losses:
100 basis points — dollars	$3.3
100 basis points — percentage	6.6%
200 basis points — dollars	$6.5
200 basis points — percentage	12.9%

Note 6.     Assets Held for Sale

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

      In June 2003, the Company sold the Hotel Principe di Savoia in Milan, Italy (“Principe”) for 275 million Euro (approximately $315 million based on exchange rates at the time the sale closed) in gross cash proceeds. The Company will have no continuing involvement with the Principe, therefore the Principe results and related gain on sale are reported as discontinued operations for all periods presented. See Note 7. Discontinued Operations for further discussion.

      In June 2003, the Company also sold a portfolio of assets including four hotels, a marina and shipyard, a golf club and a 51% interest in its undeveloped land in Costa Smeralda in Sardinia, Italy (“Sardinia Assets”) for 290 million Euro (approximately $340 million based on exchange rates at the time the sale closed) in gross cash proceeds. The Company continues to manage the four hotels subject to long-term management contracts. Accordingly, the results related to the Sardinia Assets prior to the sale date are not classified as discontinued operations and the gain on sale of $82 million, which is subject to final adjustments which are not expected to be material, was deferred and is being recognized in earnings over the 10.5 year life of the management contracts.

      At the end of the first quarter of 2003, the Company approved a plan to sell a portfolio of 18 non-core domestic hotels including several non-proprietary branded hotels. As a result, in accordance with

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
AND STARWOOD HOTELS & RESORTS

NOTES TO FINANCIAL STATEMENTS — (Continued)

SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company classified these hotels as held for sale and recorded an impairment charge of approximately $170 million (pre-tax) to reflect the fair value less selling costs of this portfolio in 2003 and $11 million of subsequent charges, primarily related to post-closing adjustments to the sales prices. The Company sold 16 of these non-core domestic hotels for approximately $404 million during 2003, the majority of which were sold subject to franchise agreements. Effective December 31, 2003, the remaining two properties will no longer be marketed for sale. Accordingly, the carrying value of these hotels was reclassified to plant, property and equipment as of December 31, 2003.

Note 7.     Discontinued Operations

      In accordance with SFAS No. 144, as a result of the sale of the Principe (see Note 6. Assets Held for Sale) with no continuing involvement in June 2003, the accompanying consolidated financial statements reflect the results of operations of the Principe as a discontinued operation. Interest expense of $7 million, $15 million and $13 million, respectively, for the years ended December 31, 2003, 2002 and 2001 was allocated to discontinued operations based upon the amount of Euro denominated debt that was required to be repaid upon the consummation of the sale. The amount of Euro denominated debt allocated to discontinued operations was approximately $284 million at December 31, 2002. Summary financial information for discontinued operations is as follows (in millions):

December 31,
2002

Balance Sheet Data
Total long lived assets	$63
Goodwill	$55
Total assets	$123
Total liabilities	$11
Debt allocated or attributed to discontinued operations	$284
Working capital deficiency	$(2)

	Year Ended
	December 31,

	2003	2002	2001

Income Statement Data
Revenues	$22	$42	$42
Operating income	$5	$12	$12
Interest expense on debt repaid with sales proceeds	$7	$15	$13
Income tax expense	$—	$2	$1
Loss from operations, net of tax	$(2)	$(5)	$(2)
Gain on disposition, net of tax	$206	$109	$—

      For the year ended December 31, 2003, the gain from disposition consists of $194 million (pre-tax) of gains recorded in connection with the sale of the Principe on June 30, 2003 and the reversal of $52 million (pre-tax) of reserves relating to the Company’s former gaming business disposed of in 1999 that are no longer required as the related contingencies have been resolved.

      During 2002, the Company recorded an after tax gain of $109 million from discontinued operations primarily related to the issuance of new Internal Revenue Service (“IRS”) regulations in early 2002, which allowed the Company to recognize a $79 million tax benefit from a tax loss on the 1999 sale of its former gaming business. The tax loss was previously disallowed under the old regulations. In addition, the Company

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
AND STARWOOD HOTELS & RESORTS

NOTES TO FINANCIAL STATEMENTS — (Continued)

recorded a $25 million gain resulting from an adjustment to the Company’s tax basis in ITT World Directories, a subsidiary which was disposed of in early 1998 through a tax deferred reorganization. The increase in the tax basis has the effect of reducing the deferred tax charge recorded on the disposition in 1998. This gain also included the reversal of $5 million (after tax) of liabilities set up in conjunction with the sale of the former gaming business that are no longer required as the related contingencies have been resolved.

Note 8.     Goodwill and Intangible Assets

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

      The changes in the carrying amount of goodwill for the year ended December 31, 2003 are as follows (in millions):

		Vacation
	Hotel	Ownership
	Segment	Segment	Total

Balance at January 1, 2003	$1,959	$241	$2,200
Settlement of tax contingency	(1)	—	(1)
Cumulative translation adjustment	24	—	24
Asset dispositions	(113)	—	(113)

Balance at December 31, 2003.	$1,869	$241	$2,110

      Intangible assets consisted of the following (in millions):

	December 31,

	2003	2002

Trademarks and trade names	$226	$226
Management and franchise agreements	168	147
Other	59	64

	453	437
Accumulated amortization	(75)	(67)

	$378	$370

      Amortization expense of $13 million, $13 million and $12 million, respectively, related to intangible assets with finite lives was recorded during the years ended December 31, 2003, 2002 and 2001. Amortization expense relating to these assets is expected to be at least $13 million in each of the fiscal years 2004 through 2009.

Note 9.     Other Assets

      Contractual Obligations. On December 30, 2003, the Company together with Lehman Brothers Holdings Inc. (“Lehman Brothers”), announced the acquisition of all of the outstanding senior debt (approximately $1.3 billion), at a discount, of Le Meridien Hotels and Resorts Ltd. (“Le Meridien”). The Company funded its $200 million share of this acquisition through a high yield junior participation in the debt. As part of this funding, Lehman Brothers and the Company have entered into an exclusive agreement through

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
AND STARWOOD HOTELS & RESORTS

NOTES TO FINANCIAL STATEMENTS — (Continued)

March 5, 2004 to negotiate the recapitalization of Le Meridien which may be extended through early April 2004, which could require a significant cash outlay.

Note 10.     Restructuring and Other Special Charges (Credits)

      The Company had remaining accruals related to restructuring charges of $24 million at December 31, 2003 and $25 million at December 31, 2002, of which $20 million and $21 million is included in other liabilities in the accompanying December 31, 2003 and 2002 consolidated balance sheets, respectively. The following tables summarize restructuring and other special charges (credits) activity during the years ended December 31, 2003, 2002 and 2001:

		Cash
	Noncash	(Receipts)	Expenditures	Total Charge
	Charges	Expenditures	Accrued	(Credit)

Year Ended December 31, 2003
Restructuring charges (credits):
Adjustments to liability as a result of benefit plan termination	$(9)	$—	$—	$(9)

Other special credits:
Proceeds from favorable settlement of litigation	$—	$(12)	$—	$(12)
Legal defense costs	—	—	13	13
Adjustments to receivables previously written down	—	—	(1)	(1)

Total other special credits	$—	$(12)	$12	$—

Year Ended December 31, 2002
Restructuring credits	$—	$(1)	$—	$(1)

Other special credits:
Adjustments to receivables previously written down	$—	$—	$(3)	$(3)
Adjustments to e-business investments previously written down	$(3)	$—	—	(3)

Total other special credits	$(3)	$—	$(3)	$(6)

Year Ended December 31, 2001
Restructuring charges (credits):
Adjustments to receivables previously written down	$—	$—	$(20)	$(20)
Severance	—	$15	—	15

Total restructuring charges (credits)	$—	$15	$(20)	$(5)

Other special charges:
Write-down of e-business investments	$23	$	$—	$23
Receivables write-offs	—		17	17
Employee retention costs	11		—	11
Write-off costs for abandoned development project	—	—	3	3
Other	—	$—	1	1

Total other special charges	$34	$—	$21	$55

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
AND STARWOOD HOTELS & RESORTS

NOTES TO FINANCIAL STATEMENTS — (Continued)

      2003 Restructuring and Other Special Charges (Credits). During the year ended December 31, 2003, the Company received $12 million in a favorable settlement of a litigation matter. This special credit was offset by an increase of $13 million in a reserve for legal defense costs associated with a separate litigation matter. Additionally, the Company reversed through restructuring credits a $9 million liability that was originally established in 1997 for the ITT Excess Pension Plan through restructuring charges and is no longer required as the Company finalized the settlement of its remaining obligations associated with the plan.

      2002 Restructuring and Other Special Credits. During the year ended December 31, 2002, the Company recorded reversals of restructuring charges of $1 million and reversals of other special charges of $6 million. The reversal of the restructuring charge relates to an adjustment to the severance liability established in connection with the cost containment efforts following the September 11 Attacks based on actual costs incurred. The reversal of the other special charges primarily related to sales of investments in certain e-business ventures previously deemed impaired and the collections of receivables which were previously deemed uncollectible.

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

Note 11.     Plant, Property and Equipment

      Plant, property and equipment consisted of the following (in millions):

	December 31,

	2003	2002

Land and improvements	$1,351	$1,256
Buildings and improvements	6,193	5,849
Furniture, fixtures and equipment	1,942	1,735
Construction work in process	217	159

	9,703	8,999
Less accumulated depreciation and amortization	(2,580)	(2,088)

	$7,123	$6,911

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
AND STARWOOD HOTELS & RESORTS

NOTES TO FINANCIAL STATEMENTS — (Continued)

Note 12.     Accrued Expenses

      Accrued expenses include accrued distributions of $172 million and $170 million at December 31, 2003 and 2002, respectively. Accrued expenses also include the current portion of insurance reserves and SPG point liability and other marketing accruals and other restructuring reserves as discussed in Note 10. Restructuring and Other Special Charges (Credits) and Note 21. Commitments and Contingencies, respectively.

Note 13.     Income Taxes

      Income tax data from continuing operations of the Company is as follows (in millions):

	Year Ended December 31,

	2003	2002	2001

Pretax income (loss)
U.S.	$(64)	$169	$66
Foreign	53	86	126

	$(11)	$255	$192

Provision (benefit) for income tax
Current:
U.S. federal	$1	$(14)	$57
State and local	4	(3)	8
Foreign	48	69	63

	53	52	128

Deferred:
U.S. federal	$(108)	$(32)	$(91)
State and local	(14)	(4)	—
Foreign	(44)	(14)	5

	(166)	(50)	(86)

	$(113)	$2	$42

      No provision has been made for U.S. taxes payable on undistributed foreign earnings amounting to approximately $814 million as of December 31, 2003, since these amounts are permanently reinvested.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
AND STARWOOD HOTELS & RESORTS

NOTES TO FINANCIAL STATEMENTS — (Continued)

      Deferred income taxes represent the tax effect of the differences between the book and tax bases of assets and liabilities. Deferred tax assets (liabilities) include the following (in millions):

	December 31,

	2003	2002

Plant, property and equipment	$(527)	$(579)
Intangibles	(171)	(155)
Allowances for doubtful accounts and other reserves	137	180
Employee benefits	42	59
Deferred gain on ITT World Directories disposition	(551)	(551)
Net operating loss and tax credit carryforwards	372	318
Deferred income	(136)	(145)
Other	(47)	(58)

	(881)	(931)
Less valuation allowance	(17)	(55)

Deferred income taxes	$(898)	$(986)

      At December 31, 2003, the Company had net operating loss and tax credit carryforwards of approximately $914 million and $33 million, respectively, for federal income tax purposes. Substantially all operating loss carryforwards, available to provide future tax benefits, expire between 2018 and 2023.

      In February 1998, the Company disposed of ITT World Directories. Through December 31, 2003, the Company has recorded $551 million of income taxes relating to this transaction, which are included in deferred income taxes in the accompanying consolidated balance sheets. While the Company strongly believes this transaction was completed on a tax-deferred basis, this position is currently being challenged by the IRS. During 2002 the matter was transferred from the IRS Field Agent to IRS Appeals. To date, the Company has been unable to reach a satisfactory resolution of the matter with IRS Appeals. The Company expects to receive notification from IRS Appeals advising the Company of its rights to either pay the liability or elect to pursue the matter in litigation. Upon receiving this notification, the Company plans on electing to litigate the matter with the ultimate outcome unpredictable at this time. If this transaction were deemed fully taxable in 1998, then the Company’s federal tax obligation would be approximately $499 million, plus interest, and would be partially offset by the Company’s net operating loss discussed above. The Company plans to vigorously defend its position in this matter.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
AND STARWOOD HOTELS & RESORTS

NOTES TO FINANCIAL STATEMENTS — (Continued)

      A reconciliation of the tax provision of the Company at the U.S. statutory rate to the provision for income tax as reported is as follows (in millions):

	Year Ended December 31,

	2003	2002	2001

Tax provision (benefit) at U.S. statutory rate	$(4)	$86	$66
U.S. state and local income taxes	(7)	(5)	5
Exempt Trust income	(60)	(60)	(57)
Tax on repatriation of foreign earnings	12	15	13
Foreign tax rate differential	(1)	13	10
Non-deductible goodwill	—	—	16
Tax settlements	(36)	(30)	—
Basis difference on asset sales	(5)	—	—
Reduction of valuation allowance	(12)	(18)	(10)
Other	—	1	(1)

Provision for income tax (benefit)	$(113)	$2	$42

      In 2003 the Company filed for tax amnesty in Italy for certain of its Italian subsidiaries related to the 1997-2001 tax years. As a result of these filings, the Company recognized a $2 million tax benefit, which represented the reversal of reserves associated with these tax years, net of the tax amnesty cost. In addition, the Company recognized a $26 million tax benefit for the reversal of a valuation allowance associated with a tax matter, which can no longer be contested as a result of the tax amnesty filings. Also in 2003, the Company recognized an $8 million tax benefit relating to the reduction of previously accrued taxes after an evaluation of the exposure items and the expiration of related statutes of limitation.

      During 2002, the IRS completed its audits of various tax returns of the Company for tax periods dating back to 1993. As a result of the completion of these audits, the Company recorded a tax benefit in the fourth quarter of 2002 of approximately $30 million, which consists of $17 million in expected refunds offset by a $5 million reduction to the Company’s net operating loss, and $18 million of reversals of accrued income tax liabilities associated with these audit years, which are no longer deemed necessary.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
AND STARWOOD HOTELS & RESORTS

NOTES TO FINANCIAL STATEMENTS — (Continued)

Note 14.     Debt

      Long-term debt and short-term borrowings consisted of the following (in millions):

	December 31,

	2003	2002

Senior Credit Facility:
Term loan, interest at LIBOR+1.625% (2.75% at December 31, 2003) maturing 2004 to 2006	$300	$300
Revolving Credit Facility, interest at CBA+1.625% (4.34% at December 31, 2003), maturing 2006	15	325
Senior Notes interest rates of 7.375% and 7.875%, maturing 2007 and 2012	1,532	1,542
Sheraton Holding public debt, interest rates ranging from 6.75% to 7.75%, maturing through 2025	1,067	1,324
Convertible Senior Notes — Series B	326	316
Convertible Debt	360	—
Euro loan, Euribor+1.95% (4.81% at December 31, 2002), fully repaid during 2003	—	473
Mortgages and other, interest rates ranging from 1.81% to 9.21%, various maturities	1,026	1,039

	4,626	5,319
Less current maturities	(233)	(870)

Long-term debt	$4,393	$4,449

      Aggregate debt maturities for each of the years ended December 31 are as follows (in millions):

2004	$233
2005	603
2006	929
2007	764
2008	28
Thereafter	2,069

$4,626

      In May 2003, the Company sold an aggregate of $360 million 3.5% coupon convertible senior notes due 2023. The notes are convertible, subject to certain conditions, into 7.2 million Shares based on a conversion price of $50.00 per Share (the “Convertible Debt”). Gross proceeds received were used to repay a portion of the Company’s Senior Credit Facility and for other operational purposes. Holders may first present their Convertible Debt to the Company for repurchase in May 2006.

      During the second quarter of 2003, the Company amended its Senior Credit Facility. The amendment adjusted the leverage coverage ratio for the second quarter of 2003 and for the next eight quarters (through June 30, 2005). In addition, the Company modified its current covenant on encumbered EBITDA (as defined) and added a restriction on the level of cash dividends. The Company currently expects to be in compliance with the amended covenants for the remainder of the Senior Credit Facility term.

      In October 2002, the Company refinanced its previous senior credit facility with a new four-year $1.3 billion Senior Credit Facility. The new facility is comprised of a $1.0 billion Revolving Credit Facility and a $300 million Term Loan, each maturing in 2006, with a one-year extension option, and an initial interest rate

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
AND STARWOOD HOTELS & RESORTS

NOTES TO FINANCIAL STATEMENTS — (Continued)

of LIBOR + 1.625%. The proceeds of the new Senior Credit Facility were used to pay off all amounts owed under the Company’s previous senior credit facility, which was due to mature in February 2003. The Company incurred a charge of approximately $1 million in connection with this early extinguishment of debt.

      In April 2002, the Company sold $1.5 billion of senior notes in two tranches — $700 million principal amount of 7 3/8% senior notes due 2007 and $800 million principal amount of 7 7/8% senior notes due 2012. The Company used the proceeds to repay all of its senior secured notes facility and a portion of its previous senior credit facility. In connection with the repayment of debt, the Company incurred charges of approximately $29 million including approximately $23 million for the early termination of interest rate swap agreements associated with the repaid debt, and $6 million for the write-off of deferred financing costs and termination fees for the early extinguishment of debt.

      In December 2001, the Company entered into an 18-month 450 million Euro loan that automatically extended for six additional months until December 2003. The loan had an interest rate of Euribor plus 195 basis points. In connection with the sale of the Sardinia Assets and the Principe, the Euro loan was paid in full during 2003.

      In May 2001, the Company sold an aggregate face amount of $816 million zero coupon Convertible Senior Notes due 2021. The two series of notes had an initial blended yield to maturity of 2.35%. The notes are convertible, subject to certain conditions, into an aggregate 9,657,000 Shares. The Company received gross proceeds from these sales of approximately $500 million, which were used to repay a portion of its senior secured notes facility that bore interest at LIBOR plus 275 basis points. The Company incurred approximately $9 million of charges in connection with this early debt extinguishment. In May 2002, the Company repurchased all of the outstanding Series A Convertible Senior Notes for $202 million in cash. Holders of Series B Convertible Senior Notes may first put these notes to the Company in May 2004 for a purchase price of approximately $330 million. The Company has classified this debt maturity as long-term as it has the intent and ability to draw on its Revolving Credit Facility for such funding, if required.

      The Company has the ability to draw down on its Revolving Credit Facility in various currencies. Drawdowns in currencies other than the U.S. dollar represent a natural hedge of the Company’s foreign denominated net assets and operations. At December 31, 2003, the Company had $15 million drawn in Canadian dollars.

      The Senior Credit Facility, Senior Notes, Convertible Senior Notes and the Convertible Debt are guaranteed by the Sheraton Holding Corporation, a wholly owned subsidiary of the Corporation. The Sheraton Holding public debt is guaranteed by the Corporation. See Note 23. Guarantor Subsidiary for consolidating financial information for Starwood Hotels & Resorts Worldwide, Inc. (the “Parent”), Sheraton Holding Corporation (the “Guarantor Subsidiary”) and all other legal entities that are consolidated into the Company’s results including the Trust, but which are not the Guarantor Subsidiary (the “Non-Guarantor Subsidiaries”).

      The Company maintains lines of credit under which bank loans and other short-term debt are drawn. In addition, smaller credit lines are maintained by the Company’s foreign subsidiaries. The Company had approximately $900 million of available borrowing capacity under its domestic and foreign lines of credit as of December 31, 2003.

      The Company is subject to certain restrictive debt covenants under its short-term borrowing and long-term debt obligations including defined financial covenants, limitations on incurring additional debt, escrow account funding requirements for debt service, capital expenditures, tax payments and insurance premiums, among other restrictions. The Company was in compliance with all of the short-term and long-term debt covenants at December 31, 2003.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
AND STARWOOD HOTELS & RESORTS

NOTES TO FINANCIAL STATEMENTS — (Continued)

      The weighted average interest rate for short-term borrowings was 5.15% and 6.13% at December 31, 2003 and 2002, respectively, and their fair values approximated carrying value given their short-term nature. These average interest rates are composed of interest rates on both U.S. dollar and non-U.S. dollar denominated indebtedness.

      For adjustable rate debt, fair value approximates carrying value due to the variable nature of the interest rates. For non-public fixed rate debt, fair value is determined based upon discounted cash flows for the debt at rates deemed reasonable for the type of debt and prevailing market conditions and the length to maturity for the debt. The estimated fair value of debt at December 31, 2003 and 2002 was $4.7 billion and $5.2 billion, respectively, and was determined based on quoted market prices and/or discounted cash flows. See Note 19. Derivative Financial Instruments for additional discussion regarding the Company’s interest rate swap agreements.

Note 15.     Employee Benefit Plans

      Defined Benefit and Postretirement Benefit Plans. The Company and its subsidiaries sponsor or previously sponsored numerous funded and unfunded domestic and international pension plans, including the ITT Sheraton Corporation Ongoing Retirement Plan (“Ongoing Plan”), the ITT Corporation Excess Pension Plan (“Excess Plan”), the ITT Corporation Salaried Retirement Plan (“Salaried Plan”) and several other plans. All defined benefit plans covering U.S. employees are frozen. Certain plans covering non-U.S. employees remain active.

      The Ongoing Plan is a frozen, substantially funded plan. During 2003, the Ongoing Plan paid out $3 million in lump-sum payments, and in December 2003 purchased an annuity for $8 million settling a portion of the remaining obligations of the plan. At December 31, 2002, the assets of the Ongoing Plan included 174,000 of the Company’s Shares. In conjunction with the settlement of the Ongoing Plan’s liabilities, these shares were sold in 2003 for $6 million.

      The Excess Plan was a frozen plan providing benefits to certain former executives of ITT Corporation. Lump-sum distributions of $1 million were made from the Excess Plan in 2003, settling the remaining liabilities of the Excess Plan.

      As of April 2001, the Salaried Plan has been terminated and all liabilities under the Salaried Plan have been settled as either lump sum distributions, annuity purchases, transfers to the Ongoing Plan or transfers to the Pension Benefit Guaranty Corporation for missing participants. As a result, the remaining net assets of approximately $4 million were reverted to the Company in 2002.

      As a result of annuity purchases and lump sum distributions from the Ongoing, Excess and Salaried Plans, the Company recorded net settlement gains of approximately $5 million, $3 million and $14 million during the years ended December 31, 2003, 2002 and 2001, respectively.

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

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
AND STARWOOD HOTELS & RESORTS

NOTES TO FINANCIAL STATEMENTS — (Continued)

      The following table sets forth the benefit obligation, fair value of plan assets, the funded status of the Company’s defined benefit pension and postretirement benefit plans, and the amounts recognized in the Company’s consolidated balance sheets at December 31, 2003 and 2002 (amounts are in millions):

	Pension		Foreign		Postretirement
	Benefits		Pension Benefits		Benefits

	2003	2002	2003	2002	2003	2002

Change in Benefit Obligation
Benefit obligation at beginning of year	$34	$50	$112	$97	$29	$28
Service cost	—	—	4	3	—	—
Interest cost	2	3	7	6	2	2
Actuarial (gain) loss	(2)	(5)	8	8	2	2
Additional liability for lump sum option	—	2	—	—	—	—
Plan amendments	—	—	—	(4)	—	—
Settlements	(3)	(11)	—	—	—	—
Annuity purchase	(8)	(3)	—	—	—	—
Effect of foreign exchange rates	—	—	7	6	—	—
Benefits paid	(3)	(2)	(4)	(4)	(2)	(3)

Benefit obligation at end of year	$20	$34	$134	$112	$31	$29

Change in Plan Assets
Fair value of plan assets at beginning of year	$16	$36	$80	$88	$13	$21
Actual return on plan assets, net of expenses	1	(1)	12	(12)	2	(2)
Reimbursement of benefit payments	—	—	—	—	(3)	(6)
Employer contribution	2	1	4	3	3	3
Settlements	(3)	(11)	—	—	—	—
Annuity purchase	(8)	(3)	—	—	—	—
Effect of foreign exchange rates	—	—	5	5	—	—
Benefits paid	(3)	(2)	(4)	(4)	(2)	(3)
Net asset reversion to Starwood	—	(4)	—	—	—	—

Fair value of plan assets at end of year	$5	$16	$97	$80	$13	$13

Funded status	$(15)	$(18)	$(37)	$(32)	$(18)	$(16)
Unrecognized net actuarial (gain) loss	(1)	(4)	50	46	1	(1)
Unrecognized prior service cost	—	—	(3)	(3)	—	—
Reimbursement of benefit payments	—	—	—	—	—	(1)

Net amount recognized at end of year	$(16)	$(22)	$10	$11	$(17)	$(18)

Amounts recognized in the consolidated balance sheets consist of:
Accrued benefit cost	$(18)	$(23)	$(16)	$(16)	$(17)	$(18)
Accumulated other comprehensive income	2	1	26	27	—	—

Net amount recognized at end of year	$(16)	$(22)	$10	$11	$(17)	$(18)

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
AND STARWOOD HOTELS & RESORTS

NOTES TO FINANCIAL STATEMENTS — (Continued)

      At December 31, 2003 and 2002, the accumulated benefit obligation for the Company’s domestic pension plans was $20 million and $34 million, respectively, and the accumulated benefit obligation for the foreign pension plans was $112 million and $95 million, respectively. At December 31, 2003 and 2002, the projected benefit obligation and accumulated benefit obligation exceeded the fair value of plan assets for all of the Company’s domestic and foreign pension plans, and the accumulated postretirement benefit obligation exceeded plan assets of the postretirement benefit plan.

      The following table presents the components of net periodic benefit cost for the years ended December 31, 2003, 2002 and 2001 (amounts are in millions):

	Pension			Foreign			Postretirement
	Benefits			Pension Benefits			Benefits

	2003	2002	2001	2003	2002	2001	2003	2002	2001

Service cost	$—	$—	$—	$4	$3	$2	$—	$—	$—
Interest cost	2	3	3	7	6	6	2	2	2
Expected return on plan assets	(1)	(2)	(3)	(7)	(8)	(8)	(1)	(1)	(2)
Amortization of:
Prior service cost (income)	—	—	—	—	—	—	—	—	(1)
Actuarial (gain) loss	—	—	(1)	2	—	—	—	(1)	—

SFAS 87 cost/SFAS 106 cost	1	1	(1)	6	1	—	1	—	(1)

SFAS 88 settlement gain	(5)	(3)	(14)	—	—	—	—	—	—

Net periodic benefit cost (income)	$(4)	$(2)	$(15)	$6	$1	$—	$1	$—	$(1)

      For measurement purposes, a 10% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2003 and 2004. The rate was assumed to decrease gradually to 5.00% for 2009 and remain at that level thereafter. Assumed health care cost trend rates can have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have a $1 million effect on the postretirement obligation and a nominal impact on the total of service and interest cost components of net periodic benefit cost.

      The weighted average assumptions used to determine benefit obligations at December 31, were as follows:

	Pension		Foreign		Postretirement
	Benefits		Pension Benefits		Benefits

	2003	2002	2003	2002	2003	2002

Discount rate	5.99%	5.86%	5.87%	6.09%	6.25%	6.75%
Rate of compensation increase	N/A	N/A	3.74%	3.96%	N/A	N/A

      The weighted average assumptions used to determine net periodic benefit cost for the years ended December 31, were as follows:

	Pension			Foreign			Postretirement
	Benefits			Pension Benefits			Benefits

	2003	2002	2001	2003	2002	2001	2003	2002	2001

Discount rate	5.86%	6.37%	6.81%	6.09%	6.44%	6.63%	6.75%	7.25%	7.25%
Rate of compensation increase	N/A	N/A	N/A	3.96%	4.29%	4.59%	N/A	N/A	N/A
Expected return on plan assets	6.00%	6.00%	7.00%	7.37%	7.94%	8.11%	8.75%	8.00%	9.75%

      A number of factors were considered in the determination of the expected return on plan assets. These factors included current and expected allocation of plan assets, the investment strategy of cash planning,

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
AND STARWOOD HOTELS & RESORTS

NOTES TO FINANCIAL STATEMENTS — (Continued)

historical rates of return and Company and investment expert expectations for investment performance over approximately a ten year period.

      The weighted average asset allocations at December 31, 2003 and 2002 for the Company’s domestic defined benefit pension and postretirement benefit plans and the Company’s current target asset allocation ranges are as follows:

	Pension Benefits			Postretirement Benefits

		Percentage of			Percentage of
		Plan Assets			Plan Assets
	Target			Target
	Allocation	2003	2002	Allocation	2003	2002

Equity securities	0%	0%	26%	60%	57%	51%
Debt securities	80%	79%	45%	40%	42%	48%
Cash and cash equivalents	20%	21%	29%	0%	1%	1%

	100%	100%	100%	100%	100%	100%

      At December 31, 2003, the Ongoing Plan had $5 million in assets. The remaining domestic pension plans are unfunded. The Company anticipates satisfying all remaining Ongoing Plan liabilities by the end of 2004. Given the short remaining life of the Ongoing Plan, this plan has invested in liquid assets whose value will mirror, as closely as possible, the liabilities of the plan. The investment objective of the postretirement benefit plan is to seek long-term capital appreciation and current income by investing in a diversified portfolio of equity and fixed income securities with a moderate level of risk.

      The Company expects to contribute approximately $2 million to its domestic pension plans and approximately $3 million to the postretirement benefit plan in 2004. The following table represents the Company’s expected domestic pension and postretirement benefit plan payments for the next five years and the five years thereafter (amounts are in millions):

	Pension	Postretirement
	Benefits	Benefits

2004	$7	$3
2005	1	3
2006	1	3
2007	1	3
2008	1	3
2009-2013	6	12

      Defined Contribution Plans. The Company and its subsidiaries sponsor various defined contribution plans, including the Starwood Hotels & Resorts Worldwide, Inc. Savings and Retirement Plan (“Retirement Plan”), which is a voluntary defined contribution plan allowing participation by employees on U.S. payroll who meet certain age and service requirements. Each participant may contribute on a pretax basis between 1% and 18% of his or her compensation to the plan subject to certain maximum limits. The plan also contains provisions for matching contributions to be made by the Company, which are based on a portion of a participant’s eligible compensation. The amount of expense for matching contributions totaled $18 million in 2003, $17 million in 2002 and $15 million in 2001.

      Multi-Employer Pension Plans. Certain employees are covered by union sponsored multi-employer pension plans. Pursuant to agreements between the Company and various unions, contributions of $8 million in 2003 and 2002 and $7 million in 2001 were made by the Company and charged to expense.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
AND STARWOOD HOTELS & RESORTS

NOTES TO FINANCIAL STATEMENTS — (Continued)

Note 16.     Leases and Rentals

      The Corporation leases certain equipment for the hotels’ operations under various lease agreements. The leases extend for varying periods through 2009 and generally are for a fixed amount each month. In addition, several of the Corporation’s hotels are subject to leases of land or building facilities from third parties, which extend for varying periods through 2071 and generally contain fixed and variable components, including a 25-year building lease of the Westin Dublin hotel in Dublin, Ireland with fixed annual payments of $3 million and a building lease of the W Times Square hotel in New York City which has a term of 25 years with fixed annual lease payments of $16 million.

      The Company’s minimum future rents at December 31, 2003 payable under non-cancelable operating leases with third parties are as follows (in millions):

2004	$61
2005	$54
2006	$51
2007	$49
2008	$43
Thereafter	$630

      Rent expense under non-cancelable operating leases was $77 million, $77 million and $75 million in 2003, 2002 and 2001, respectively.

      The Trust owned equity interests in 90 hotels, all of which were leased to the Corporation during the year ended December 31, 2003. The leases between the Trust and the Corporation are generally for five-year terms and provide for annual base, or minimum rents, plus contingent, or percentage rents based on the gross revenues of the properties and are accounted for as operating leases. The leases are “triple-net” in that the lessee is generally responsible for paying all operating expenses of the properties, including maintenance, insurance and real property taxes. The lessee is also generally responsible for any payments required pursuant to underlying ground leases. Total rental expense incurred by the Corporation under such leases with the Trust was approximately $346 million for the year ended December 31, 2003, of which approximately $84 million related to percentage rent. The Trust’s rents receivable from the Corporation relating to leased hotel properties at December 31, 2003 and 2002 was $465 million and $41 million, respectively.

      The Corporation’s minimum future rents at December 31, 2003 payable under non-cancelable operating leases with the Trust, are as follows (in millions):

2004	$262
2005	$262
2006	$262
2007	$109

Note 17.     Stockholders’ Equity

      Share Repurchases. In 1998, the Board of Directors of the Company approved the repurchase of up to $1 billion of Shares under a Share repurchase program (the “Share Repurchase Program”). On April 2, 2001, the Company’s Board of Directors authorized the repurchase of up to an additional $500 million of Shares under the Share Repurchase Program. Pursuant to the Share Repurchase Program, through December 31, 2003, Starwood has repurchased 26.7 million Shares in the open market for an aggregate cost of $644 million. As of December 31, 2003, approximately $606 million remains available under the Share Repurchase Program.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
AND STARWOOD HOTELS & RESORTS

NOTES TO FINANCIAL STATEMENTS — (Continued)

      Exchangeable Units and Preferred Shares. During 1998, 6.3 million shares of Class A EPS, 5.5 million shares of Class B EPS and approximately 800,000 limited partnership units of the Realty Partnership and Operating Partnership (“Exchangeable Units”) were issued by the Trust in connection with the Westin Merger. Class A EPS have a par value of $0.01 per share and are convertible on a one-for-one basis (subject to certain adjustments) to Shares. Exchangeable Units and Class B EPS have a liquidation preference of $38.50 per share and provide the holders with the right, for a one year period, from and after the fifth anniversary of the closing date of the Westin Merger, which began on January 2, 2003, to require the Company to redeem such shares for cash at a price of $38.50 per share. Subsequent to January 3, 2004, the Company may choose to settle Class B EPS redemptions in cash at $38.50 per share or shares of Class A EPS at the equivalent of $38.50 per share. Exchangeable Units may be converted to Shares on a one-for-one basis. During 2003, no shares of Class B EPS were exchanged into shares of Class A EPS and approximately 13,000 shares of Class A EPS were exchanged into an equal number of Shares. At December 31, 2003, the Trust had 150 million preferred shares authorized and approximately 481,000 of Class A EPS and 802,000 Exchangeable Units and Class B EPS outstanding. Through December 31, 2003, in accordance with the terms of the Class B EPS discussed above, approximately 528,000 shares of Class B EPS were put back to the Company for approximately $20 million. Approximately 408,000 additional Class B EPS were redeemed for $16 million from January 1, 2004 through January 3, 2004. On January 2, 2003, Mr. Sternlicht redeemed 240,391 of these Class B EPS for $38.50 per share.

Note 18.     Stock Incentive Plans

      In 2002, the Company adopted the 2002 Long-Term Incentive Compensation Plan (“2002 LTIP”), which superseded the 1999 Long Term Incentive Compensation Plan (the “1999 LTIP”) and provides for the purchase of Shares by Directors, officers, employees, consultants and advisors, pursuant to equity award grants. Although no additional awards will be granted under the 1999 LTIP, or the Company’s 1995 Share Option Plan (the “1995 LTIP”), the 1999 LTIP and 1995 LTIP will continue to govern awards that have been granted and remain outstanding under those plans. The aggregate number of Shares subject to non-qualified or incentive stock options, performance shares, restricted stock or any combination of the foregoing which are available to be granted under the 2002 LTIP at December 31, 2003 was approximately 9.3 million.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
AND STARWOOD HOTELS & RESORTS

NOTES TO FINANCIAL STATEMENTS — (Continued)

      The following table summarizes stock option activity for the Company:

		Weighted Average
		Exercise
	Options	Price Per Share

Outstanding at December 31, 2000	28,165,211	$31.33
Granted	8,279,160	36.55
Exercised	(1,686,986)	23.03
Forfeited	(1,892,081)	30.17

Outstanding at December 31, 2001	32,865,304	33.22
Granted	15,641,647	29.54
Exercised	(1,439,332)	24.30
Forfeited	(2,260,305)	33.48

Outstanding at December 31, 2002	44,807,314	32.22
Granted	682,596	26.01
Exercised	(2,336,980)	23.59
Forfeited	(3,851,559)	38.97

Outstanding at December 31, 2003	39,301,371	$32.01

Exercisable at December 31, 2002	20,693,514	$34.70

Exercisable at December 31, 2003	23,835,260	$33.15

      The following table summarizes information about outstanding stock options at December 31, 2003:

	Options Outstanding
				Options Exercisable
		Weighted Average
		Remaining	Weighted Average		Weighted Average
Range of	Number	Contractual Life	Exercise	Number	Exercise
Exercise Prices	Outstanding	in Years	Price/Share	Exercisable	Price/Share

$15.00 – $23.92	5,134,463	4.27	$21.50	4,542,898	$21.33
$24.00 – $24.00	6,093,260	5.70	$24.00	4,893,090	$24.00
$24.13 – $24.88	7,746,619	6.89	$24.85	2,234,373	$24.78
$25.16 – $34.01	2,053,523	6.82	$29.42	1,493,790	$29.44
$34.06 – $34.58	6,259,347	8.12	$34.58	1,619,203	$34.57
$34.90 – $37.83	1,111,959	5.83	$36.41	712,222	$36.55
$37.84 – $37.84	5,165,949	7.10	$37.84	2,614,029	$37.84
$38.00 – $58.81	5,736,251	4.01	$51.58	5,725,655	$51.61

Total/Average	39,301,371	6.13	$32.01	23,835,260	$33.15

      During 2003, the Company granted restricted stock awards for approximately 519,000 Shares. Restricted stock awards outstanding as of December 31, 2003 totaled approximately 1.2 million Shares. Compensation expense of approximately $6.5 million, $9.9 million and $17.5 million was recorded during 2003, 2002 and 2001, respectively, related to restricted stock awards. The 2001 compensation expense includes an $11 million special charge related to the accelerated amortization of 50% of restricted stock awards granted in February 2001. The vesting was accelerated to enhance employee retention efforts following the significant industry decline resulting from the September 11 Attacks.

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

      The purchase price is equal to 85% of the lower of (a) the fair market value of Shares on the day of the beginning of the offering period or (b) the fair market value of Shares on the date of purchase. Approximately 350,000 Shares were issued under the ESPP during fiscal 2003 at purchase prices ranging from $19.13 to $28.73. Approximately 73,000 Shares were issued under the ESPP in fiscal 2002, at a purchase price of $19.69 per Share.

Note 19.     Derivative Financial Instruments

      The Company enters into interest rate swap agreements to manage interest expense. The Company’s objective is to manage the impact of interest rates on the results of operations, cash flows and the market value of the Company’s debt. At December 31, 2003, the Company had no outstanding interest rate swap agreement under which the Company pays a fixed rate and receives a variable rate of interest.

      At December 31, 2003, the Company had five outstanding interest rate swap agreements under which the Company pays floating rates and receives fixed rates of interest (the “Fair Value Swaps”). The aggregate notional amount of the Fair Value Swaps was $1.050 billion. The Fair Value Swaps hedge the change in fair value of certain fixed rate debt related to fluctuations in interest rates and mature through 2007. The Fair Value Swaps modify the Company’s interest rate exposure by effectively converting debt with a fixed rate to a floating rate. The fair value of the Fair Value Swaps was an asset of approximately $14 million at December 31, 2003.

      From time to time, the Company uses various hedging instruments to manage the foreign currency exposure associated with the Company’s foreign currency denominated assets and liabilities (“Foreign Currency Hedges”). At December 31, 2003, the Company had two Foreign Currency Hedges outstanding with a U.S dollar equivalent of the contractual amount of the contracts of approximately $317 million. These contracts hedge certain Euro-denominated assets and mature through August 2004. Changes in the fair value of the hedging instruments are classified in the same manner as changes in the underlying asset due to fluctuations in foreign currency exchange rates. The fair value of the Foreign Currency Hedges at December 31, 2003 was a liability of approximately $26 million.

      Periodically, the Company hedges the net assets of certain international subsidiaries (“Net Investment Hedges”) using various hedging instruments to manage the translation and economic exposures related to the Company’s net investments in these subsidiaries. The Company measures the effectiveness of derivatives designated as Net Investment Hedges by using the changes in forward exchange rates because this method best reflects the Company’s risk management strategies and the economics of those strategies in the financial statements. Under this method, the change in fair value of the hedging instrument attributable to the changes in forward exchange rates is reported in stockholders’ equity to offset the translation results on the hedged net investment. The remaining change in fair value of the hedging instrument, if any, is recognized through

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
AND STARWOOD HOTELS & RESORTS

NOTES TO FINANCIAL STATEMENTS — (Continued)

income. As of December 31, 2003, the Company had two Net Investment Hedges with a U.S. dollar equivalent of the contractual amount of $227 million that mature in June 2004. The Net Investment Hedges minimize the effect fluctuations in foreign currency exchange rates have on a portion of the Company’s net investment in certain Euro-denominated subsidiaries (“Euro Net Investment Hedges”). The fair value of the Euro Net Investment Hedges at December 31, 2003 was a liability of approximately $25 million.

      In April 2002, in connection with the sale of $1.5 billion of the Senior Notes, the Company terminated four interest rate swap agreements (with a notional amount of $850 million) and realized a net loss of approximately $23 million associated with this early termination. As discussed in Note 2. Significant Accounting Policies, the Company early adopted SFAS No. 145 and recorded this charge in interest expense.

      In September 2002, the Company terminated certain Fair Value Swaps, resulting in a $78 million cash payment to the Company. These proceeds were used to pay down the previous revolving credit facility and will result in a decrease to interest expense on the hedged debt through its maturity in 2007. In order to retain its fixed versus floating rate debt position, the Company immediately entered into the current Fair Value Swaps on the same underlying debt as the terminated swaps.

      The counterparties to the Company’s derivative financial instruments are major financial institutions. The Company does not expect its derivative financial instruments to significantly impact earnings in the next twelve months.

Note 20.     Related Party Transactions

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

      Starwood Capital Noncompete. In connection with a restructuring of the Company in 1995, Starwood Capital voluntarily agreed that, with certain exceptions, Starwood Capital would not compete directly or indirectly with the Company within the United States and would present to the Company all opportunities presented to Starwood Capital to acquire fee interests in hotels in the United States and debt interests in hotels in the United States where it is anticipated that the equity will be acquired by the debt holder within one year from the acquisition of such debt (the “Starwood Capital Noncompete”). During the term of the Starwood Capital Noncompete, Starwood Capital and affiliates are not permitted to acquire any such interest, or any ground lease interest or other equity interest, in hotels in the United States without the consent of the Board. In addition, the Company’s Corporate Opportunity Policy requires that each director and executive officer submit to the Corporate Governance Committee any opportunity that the director or executive officer reasonably believes is within the Company’s lines of business or in which the Company has an interest. Therefore, as a matter of practice, all opportunities to purchase hotel-related assets, even those outside of the United States, that Starwood Capital may pursue are first presented to the Company. The Starwood Capital Noncompete continues until no officer, director, general partner or employee of Starwood Capital is on either the Board of Directors of the Corporation or the Board of Trustees of the Trust (subject to exceptions for certain restructurings, mergers or other combination transactions with unaffiliated parties). Several properties owned or managed by the Company, including the Westin Innisbrook Resort (the “Innisbrook Resort”), the Westin Mission Hills Resort and the Turnberry Hotel, were opportunities brought to the Company or its

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
AND STARWOOD HOTELS & RESORTS

NOTES TO FINANCIAL STATEMENTS — (Continued)

predecessors by Starwood Capital or entities related to Mr. Sternlicht. With the approval in each case of the Governance Committee of the Board of Directors of the Corporation and the Board of Trustees of the Trust, from time to time the Company has waived the restrictions of the Starwood Capital Noncompete, in whole or in part, (or passed on the opportunity in cases of the Corporate Opportunity Policy for non-U.S. opportunities) with respect to particular acquisition or investment opportunities in which the Company had no business or strategic interest. Since 1995, Starwood Capital made four such investments.

      In July 2003, the Company waived the Starwood Capital Noncompete in connection with the acquisition of the Rennaisance Wailea Hotel in Hawaii by an affiliate of Starwood Capital. The Company has signed a letter of intent with the affiliate to manage this property after it is extensively repositioned and renovated. The Company is currently negotiating the management agreement. The Company’s Governance Committee, advised by separate independent legal and hospitality advisors, approved the waiver of the Starwood Capital Noncompete and the terms of the proposed management agreement as being at or better than market terms. In addition, the Company was provided the opportunity to make an equity investment in the transaction but declined to do so.

      In August 2003, the Company acquired from an affiliate of Starwood Capital, its beneficial ownership interest in 15 acres of land contiguous to the Westin Mission Hills Resort for a purchase price of $2.8 million. The Company’s Governance Committee approved the transaction, which was at a discount from the price less determined by independent third party appraiser engaged by the Governance Committee.

      Portfolio Investments. An affiliate of Starwood Capital holds an approximately 31% co-controlling interest in Troon Golf (“Troon”), a golf course management company that currently manages over 120 high-end golf courses. Mr. Sternlicht’s indirect interest in Troon held through such affiliate is approximately 12%. Troon is one of the largest third-party managers of golf courses in the United States. In January 2002, after extensive review of alternatives and with the unanimous approval of the Governance Committee, the Company entered into a Master Agreement with Troon covering the United States and Canada whereby the Company has agreed to have Troon manage all golf courses in the United States and Canada that are owned by the Company and to use reasonable efforts to have Troon manage golf courses at resorts that the Company manages and franchises. The Company believes that the terms of the Troon agreement are at or better than market terms. Mr. Sternlicht did not participate in the negotiations or the approval of the Troon Master Agreement. During 2003, Troon managed 18 golf courses at resorts owned or managed by the Company. The Company paid Troon a total $948,000 for management fees and payments for other services in 2003 for nine golf courses at resorts owned or managed by the Company. During 2002 and 2001, the Company paid $813,000 and $432,000, respectively, for management fees and payments for other services for the eight and two golf courses at resorts owned or managed by the Company, respectively.

      An entity in which Mr. Sternlicht has a 38% interest owned the common area of the Sheraton Tamarron Resort, which the Company managed until December 2001. The Company had outstanding receivables of approximately $314,000 at December 31, 2003, which arose as a result of the termination of the Tamarron management agreement. These receivables were paid in full in January 2004. The Company believes that the terms of the Tamarron agreement were at or better than market terms.

      In addition, a subsidiary of Starwood Capital is a general partner of a limited partnership which owns approximately 45% in an entity that manages over 40 health clubs, including one health club and spa space in a hotel owned by the Company. The Company paid approximately $84,000 annually to the management company for such management services in 2003, 2002 and 2001. The Company believes that the terms of the management agreement were at or better than market terms. The management agreement terminated on September 30, 2003 and the management company has been managing the health club and spa on a month-to-month agreement. The Company and the management company have verbally agreed to continue this arrangement until the Company closes the health club and spa for conversion to a Bliss spa.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
AND STARWOOD HOTELS & RESORTS

NOTES TO FINANCIAL STATEMENTS — (Continued)

      Other Management-Related Investments. Mr. Sternlicht has a 38% indirect interest in an entity (the “Innisbrook Entity”) that owns the common area facilities and certain undeveloped land (but not the hotel) at the Innisbrook Resort. In May 1997, the Innisbrook Entity entered into a management agreement for the Innisbrook Resort with Westin, which was then a privately held company partly owned by Starwood Capital and Goldman, Sachs & Co. When the Company acquired Westin in January 1998, it acquired Westin’s rights and obligations under the management and other related agreements. Under these agreements, the hotel manager was obligated to loan up to $12.5 million to the owner in the event certain performance levels were not achieved. Management fees earned under these agreements were $512,000, $584,000 and $716,000 in 2003, 2002 and 2001, respectively. The operations of the Innisbrook Entity have not generated sufficient cash flow to service its outstanding debt and current obligations. The Innisbrook Entity, its primary lender and the Company are currently in discussions regarding the terms and timing of payments owed to the lender and the Company. The discussions relate to the payment of outstanding obligations of the Innisbrook Entity including approximately $11 million owed to the Company. Based on available information and the establishment of applicable reserves, the Company does not believe any resolution of this matter will have a material impact on the financial position, results of operation or cash flows of the Company. The Company believes that the outstanding issues will be settled during the first half of 2004. Any settlement of this matter would be subject to the approval of the Governance Committee.

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

      Aircraft Lease. In February 1998, the Company leased a Gulfstream III Aircraft (“GIII”) from Star Flight LLC, an affiliate of Starwood Capital. The term of the lease was one year and automatically renews for one-year terms until either party terminates the lease upon 90 days’ written notice. The rent for the aircraft, which was set at approximately 90% of fair market value at the time (based on two estimates from unrelated third parties), is (i) a monthly payment of 1.25% of the lessor’s total costs relating to the aircraft (approximately $123,000 at the beginning of the lease with this amount increasing as additional costs are incurred by the lessor), plus (ii) $300 for each hour that the aircraft is in use. Payments to Star Flight LLC were $1,865,000, $2,052,000 and $1,682,000 in 2003, 2002 and 2001, respectively. Starwood Capital has used the GIII as well as the Gulfstream IV Aircraft (“GIV”) operated by the Company. For use of the GIII, Star Flight LLC relieves the Company of lease payments for the days the plane is used and reimburses the Company for costs of operating the aircraft. Lease relief and reimbursed operating costs were approximately $52,000, $161,000 and $95,000 for fiscal 2003, 2002 and 2001, respectively. For use of the GIV, Starwood Capital pays a charter rate that the Company believes is no less favorable than that which the Company could receive from an unaffiliated third party.

Other

      The Company has on occasion made loans to employees, including executive officers, principally in connection with home purchases upon relocation. As of December 31, 2003, approximately $7 million in loans to approximately 25 employees was outstanding of which approximately $5 million were non-interest bearing home loans. Home loans are generally due five years from the date of issuance or upon termination of employment and are secured by a second mortgage on the employee’s home. Executive officers receiving home loans in connection with relocation were Robert F. Cotter, President and Chief Operating Officer, in June 2001 (original balance of $600,000), David K. Norton, Executive Vice President of Human Resources, in July 2000 (original balance of $500,000), Theodore W. Darnall, President, Real Estate Group, in 1996 and

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
AND STARWOOD HOTELS & RESORTS

NOTES TO FINANCIAL STATEMENTS — (Continued)

1998 (original balance of $750,000, $150,000 bridge loan in 1996 and $600,000 home loan in 1998) of which $600,000 was repaid in August 2003), and Steven M. Hankin, Chief Marketing Officer and President, Starwood Technology and Revenue Systems in 2000 (original balance of $300,000 which was repaid January 2004). As a result of the acquisition of ITT Corporation in 1998, restricted stock awarded to Messrs. Sternlicht and Darnall in 1996 vested at a price for tax purposes of $53 per Share. This amount was taxable at ordinary income rates. By late 1998, the value of the stock had fallen below the amount of income tax owed. In order to avoid a situation in which the executives could be required to sell all of the Shares acquired by them to cover income taxes, in April 1999 the Company made interest-bearing loans at 5.67% to Messrs. Sternlicht and Darnall of approximately $1,222,000 and $416,000 respectively, to cover the taxes payable. Accrued interest on these loans at December 31, 2003 is approximately $327,000 and $111,000, respectively. The notes and all associated accumulated interest become due on their tenth anniversary.

      Richard Cotter held various positions with the Company from July 1998 through September 2003. Mr. Cotter’s salary and bonus were $354,885 for 2001, $345,404 for 2002, and $234,682 for 2003. Mr. Cotter was granted 10,823 and 28,000 options to purchase Company shares in 2001 and 2002, respectively, and was awarded 3,487 shares of restricted stock in 2001. In connection with his employment as general manager of the St. Regis and other positions, Mr. Cotter was provided with the use of a Company-owned apartment in New York City from September 1998 through August 2003 which the Company believes has a rental value of $10,000 per month. Richard Cotter is the brother of Robert Cotter, who is the President and Chief Operating Officer of the Company.

      An entity in which Mr. Sternlicht has an indirect ownership interest held 259 limited partnership units in Westin Hotels Limited Partnership (the owner of the Westin Michigan Avenue Hotel). The units were acquired in 1995 and 1996. The entity tendered all of its units to the Company in connection with the Company’s tender offer. The Company purchased all shares tendered to it and the entity will receive approximately $190,000 for its units.

      In 2003, Starwood retained the law firm Piper Rudnick, of which Senator George J. Mitchell, a Director of the Corporation and Trustee of the Trust, is a partner. We expect that this firm will continue to provide services to the Company in 2004.

      See Note 17. Stockholders’ Equity for discussions regarding Mr. Sternlicht’s redemption of exchangeable preferred shares.

Note 21.     Commitments and Contingencies

      The Company had the following contractual obligations outstanding as of December 31, 2003 (in millions):

		Due in Less	Due in	Due in	Due After
	Total	Than 1 Year	1-3 Years	4-5 Years	5 Years

Unconditional purchase obligations(a)	$89	$35	$43	$7	$4
Other long-term obligations	4	2	2	—	—

Total contractual obligations	$93	$37	$45	$7	$4

(a)	Included in these balances are commitments that may be satisfied by the Company’s managed and franchised properties.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
AND STARWOOD HOTELS & RESORTS

NOTES TO FINANCIAL STATEMENTS — (Continued)

     The Company had the following commercial commitments outstanding as of December 31, 2003 (in millions):

		Amount of Commitment Expiration Per Period

		Less Than			After
	Total	1 Year	1-3 Years	4-5 Years	5 Years

Standby letters of credit	$129	$129	$—	$—	$—
Hotel loan guarantees	144	39	75	—	30
Other commercial commitments	—	—	—	—	—

Total commercial commitments	$273	$168	$75	$—	$30

      Guaranteed Loans and Commitments. In limited cases, the Company has made loans to owners of or partners in hotel or resort ventures for which the Company has a management or franchise agreement. Loans outstanding under this program totaled $163 million at December 31, 2003. The Company evaluates these loans for impairment, and at December 31, 2003, believes these loans are collectible. Unfunded loan commitments aggregating $70 million were outstanding at December 31, 2003, of which $42 million are expected to be funded in 2004 and $52 million are expected to be funded in total. These loans typically are secured by pledges of project ownership interests and/or mortgages on the projects. The Company also has $75 million of equity and other potential contributions associated with managed or joint venture properties, $24 million of which is expected to be funded in 2004.

      The Company participates in programs with unaffiliated lenders in which the Company may partially guarantee loans made to facilitate third-party ownership of hotels that the Company manages or franchises. As of December 31, 2003, the Company was a guarantor for loans which could reach a maximum of $144 million relating to three projects: the St. Regis in Monarch Beach, California, which opened in mid-2001; the Westin Kierland Resort and Spa in Scottsdale, Arizona, which opened in November 2002; and the Westin in Charlotte, North Carolina, which opened in April 2003. In connection with the loan guarantee for the Westin Charlotte, the Company also entered into a guarantee to fund working capital shortfalls for this resort through 2005. No significant fundings are anticipated under this working capital guarantee. The Company does not anticipate any funding under the remaining loan guarantees in 2004, as all projects are well capitalized. Furthermore, since each of these properties was funded with significant equity and subordinated debt financing, if the Company’s loan guarantees were to be called, the Company could take an equity position in these properties at values significantly below construction costs.

      Surety bonds issued on behalf of the Company as of December 31, 2003 totaled $46 million, the majority of which were required by state or local governments relating to our vacation ownership operations and by our insurers to secure large deductible insurance programs.

      In order to secure management contracts, the Company may provide performance guarantees to third-party owners. Most of these performance guarantees allow the Company to terminate the contract rather than fund shortfalls if certain performance levels are not met. In limited cases, the Company is obliged to fund shortfalls in performance levels. As of December 31, 2003, the Company had seven management contracts with performance guarantees with possible cash outlays of up to $74 million, $50 million of which, if required, would be funded over a period of 25 years and would be largely offset by management fees received under these contracts. Many of the performance tests are multi-year tests, are tied to the results of a competitive set of hotels, and have exclusions for force majeure and acts of war and terrorism. The Company does not anticipate any significant funding under the performance guarantees in 2004. In addition, the Company has agreed to guarantee certain performance levels at a managed property that has authorized VOI sales and marketing. The exact amount and nature of the guaranty is currently under dispute. However, the Company

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
AND STARWOOD HOTELS & RESORTS

NOTES TO FINANCIAL STATEMENTS — (Continued)

does not believe that any payments under this guaranty will be significant. Lastly, the Company does not anticipate losing a significant number of management or franchise contracts in 2004.

      Litigation. The Sheraton Corporation (“Sheraton Corp.”) (formerly ITT Sheraton Corporation), a subsidiary of the Company, is a defendant in certain litigation relating to Sheraton Corp.’s management of a hotel. The case is titled 2660 Woodley Road Joint Venture v. ITT Sheraton Corporation, Civil Action No. 97-450-JJF (U.S.D.C., D. Del.). In December 1999, following trial, the jury returned a verdict finding that Sheraton Corp. had violated its contractual obligations to the hotel owner and awarded contractual damages totaling $11 million. The jury also found for the plaintiff on certain common law and other claims and awarded compensatory and other damages of $2 million and punitive damages of $38 million. These amounts were fully reserved for as of December 31, 1999. The jury found for Sheraton Corp. and rejected the plaintiff’s additional claims that Sheraton Corp. had violated the Racketeer Influenced and Corrupt Organizations Act (“RICO”), and that Sheraton Corp. had engaged in fraud. Sheraton Corp. believes that the jury’s determination against it on liability issues was erroneous as a matter of law, and that the damage awards were excessive and not supported by the evidence. Sheraton Corp. sought to have the verdict set aside in the trial court. In response to Sheraton Corp.’s motion, the court, in January 2002, amended the judgment and reduced the punitive damages award from $38 million to $17 million; the court also trebled the jury’s $750,000 award for Robinson-Patman Act violations to $2.25 million on the basis of the court’s interpretation of that statute. The amount of the judgment, as a result, will be $31.4 million. Sheraton has filed a Notice of Appeal with the United States Court of Appeals and plaintiffs have filed a Cross-Notice of Appeal. The appeal was signed on February 13, 2003. There can be no assurance that Sheraton Corp. will be successful in having the verdict set aside, overturned or reduced on appeal, or that other owners of properties managed by Sheraton Corp. will not seek to assert similar claims.

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

      In June 1999, Intelnet commenced a second lawsuit in the Superior Court of New Jersey Law Division: Camden County, naming Boardwalk Regency Corp. (formerly a subsidiary of the Corporation) and the Corporation. The claims in this case are similar in nature to those made in the first suit, and relate to an alleged breach of a purported exclusive contract to provide certain services to the Caesar’s Atlantic City hotel and casino. The two suits have been consolidated and were in mediation until 2001. The mediation ended during the first half of 2001. Discovery is now complete, and the Company has filed summary judgment motions for dismissal of Intelnet’s claims. The hearing on these motions is scheduled for oral argument on February 27, 2004. Trial is scheduled to commence in March 2004 if the defendant is not successful on all their motions. The Company believes that Intelnet’s claims are meritless and will continue to contest them vigorously. The Company has accrued for the expected legal cost associated with the dispute and does not expect that the resolution will have a material adverse effect on the consolidated results of operations, financial position or cash flows.

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

      In July 2000, the Company filed suit in New York City against Aoki Corporation (“Aoki”) and certain other related and unrelated entities regarding Starwood’s management of nine hotels in the United States and Canada owned by Aoki and/or such other entities. Starwood is seeking to enforce the management agreements relating to these hotels and the rights Starwood acquired in connection with the purchase of those agreements from Aoki in 1995. In addition, Starwood seeks monetary damages and other relief for defendants’ fraud, breach of contract, negligence, breach of duty of good faith and fair dealing, and other alleged acts of wrongdoing.

      In October 2000, Aoki and the other defendants in the lawsuit described above filed an action in New York state court against Starwood claiming that policies and practices constitute breaches of its contractual and fiduciary duties with respect to fees and cost allocations relating to central reservations, the SPG program, and marketing and sales initiatives; Starwood’s purchasing practices, and the receipt of rebates; cross-selling and other joint marketing and promotional programs undertaken by Starwood; and Starwood’s management and accounting practices regarding the hotels, including the extent to which Starwood responded to the owners’ prior demands for information and documents.

      During 2001 Aoki and the other parties were ordered to mediation for both lawsuits. In May 2002, a settlement agreement for two of the hotels was reached with entities controlled by parties other than Aoki.

      The lawsuits are continuing with respect to the remaining seven hotels that are wholly-owned by Aoki. Starwood believes that Aoki’s complaint is without merit and intends to vigorously defend against the claims made against the Company.

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

      Captive Insurance Company. Estimated insurance claims payable at December 31, 2003 were $96 million. At December 31, 2003, standby letters of credit amounting to $101 million had been issued to provide collateral for the estimated claims. The letters of credit are guaranteed by the Company’s captive insurance company.

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

      For discussion of certain other matters, see Note 13. Income Taxes.

Note 22.     Business Segment and Geographical Information

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

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
AND STARWOOD HOTELS & RESORTS

NOTES TO FINANCIAL STATEMENTS — (Continued)

      The following table presents revenues, operating income, assets and capital expenditures for the Company’s reportable segments (in millions):

	2003	2002	2001

Revenues(a):
Hotel	$3,340	$3,455	$3,565
Vacation ownership	439	353	328

Total	$3,779	$3,808	$3,893

Operating income
Hotel	$445	$589	$663
Vacation ownership	89	69	39

Total segment operating income	534	658	702
Selling, general, administrative and other	116	114	76
Restructuring and other special charges (credits), net	(9)	(7)	50

Operating income	427	551	576
Gain on sale of VOI notes receivable	15	16	12
Equity earning from unconsolidated ventures, net	12	8	15
Interest expense, net	(282)	(323)	(354)
Gain (loss) on asset dispositions and impairments, net	(183)	3	(57)

Income (loss) from continuing operations before taxes and minority interest	$(11)	$255	$192

Depreciation and amortization:
Hotel	$372	$431	$471
Vacation ownership	10	10	15
Corporate	47	47	32

Total	$429	$488	$518

Assets:
Hotel	$10,922	$11,183	$11,509
Vacation ownership	879	882	812
Corporate	93	125	95

Total	$11,894	$12,190	$12,416

Capital expenditures:
Hotel	$233	$227	$388
Vacation ownership	48	38	17
Corporate	26	35	72

Total	$307	$300	$477

(a)	Balance excludes other revenues from managed and franchised properties of $851 million, $780 million and $740 million for the years ended December 31, 2003, 2002 and 2001 respectively.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
AND STARWOOD HOTELS & RESORTS

NOTES TO FINANCIAL STATEMENTS — (Continued)

     The following table presents revenues (excluding other revenues from managed and franchised properties) and long-lived assets by geographical region:

	Revenues			Long-Lived Assets

	2003	2002	2001	2003	2002

	(In millions)
United States	$2,785	$2,772	$2,840	$5,455	$6,174
Italy	403	413	417	841	891
All other international	591	623	636	1,242	1,119

Total	$3,779	$3,808	$3,893	$7,538	$8,184

      Other than Italy, there were no individual international countries, which comprised over 10% of the total revenues of the Company for the years ended December 31, 2003, 2002 or 2001, or 10% of the total long-lived assets of the Company as of December 31, 2003 or 2002.

Note 23.	Guarantor Subsidiary

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

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
AND STARWOOD HOTELS & RESORTS

NOTES TO FINANCIAL STATEMENTS — (Continued)

	Balance Sheet
	December 31, 2003
	(In millions)

			Non-
		Guarantor	Guarantor
	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated

Assets
Current assets:
Cash and cash equivalents	$262	$—	$165	$—	$427
Restricted cash	13	—	68	—	81
Inventories	22	—	193	—	215
Other current assets	111	3	408	—	522

Total current assets	408	3	834	—	$1,245
Intercompany	(6,206)	(4,779)	10,985	—	—
Investments in consolidated subsidiaries	11,540	10,072	—	(21,612)	—
Plant, property and equipment, net	322	—	6,801	—	7,123
Goodwill and intangible assets, net	1,651	2	835	—	2,488
Other assets	369	34	635	—	1,038

	$8,084	$5,332	$20,090	$(21,612)	$11,894

Liabilities and stockholders’ equity
Current liabilities:
Short-term borrowings and current maturities of long-term debt	$51	$—	$182	$—	$233
Other current liabilities	465	30	916	—	1,411

Total current liabilities	516	30	1,098	$—	1,644
Long-term debt	2,470	1,067	856	—	4,393
Deferred income taxes	733	—	165	—	898
Other liabilities	40	86	448	—	574

	3,759	1,183	2,567	—	7,509
Minority interest	(2)	—	30	—	28
Exchangeable units and Class B preferred shares, at redemption value of $38.50	1	—	30	—	31
Commitments and contingencies
Total stockholders’ equity	4,326	4,149	17,463	(21,612)	4,326

	$8,084	$5,332	$20,090	$(21,612)	$11,894

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

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
AND STARWOOD HOTELS & RESORTS

NOTES TO FINANCIAL STATEMENTS — (Continued)

	Statement of Income
	Year Ended December 31, 2003
	(In millions)

			Non-
		Guarantor	Guarantor
	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated

Revenues
Owned, leased and consolidated joint venture hotels	$1,092	$—	$1,993	$—	$3,085
Other hotel and leisure	51	—	940	(297)	694

	1,143	—	2,933	(297)	3,779
Other revenues from managed and franchised properties	774	—	77	—	851

	1,917	—	3,010	(297)	4,630
Costs and Expenses
Owned, leased and consolidated joint venture hotels	1,128	—	1,561	(297)	2,392
Selling, general and administrative and other	209	(2)	333	—	540
Restructuring and other special credits, net	1	(9)	(1)	—	(9)
Depreciation and amortization	49	—	380	—	429

	1,387	(11)	2,273	(297)	3,352
Other expenses from managed and franchised properties	774	—	77	—	851

	2,161	(11)	2,350	(297)	4,203
Operating income	(244)	11	660	—	427
Gain on sale of VOI notes receivable	—	—	15	—	15
Equity earning in consolidated subsidiaries	372	320	—	(692)	—
Equity earnings from unconsolidated ventures, net	—	1	11	—	12
Interest expense, net of interest income	(180)	(360)	258	—	(282)
Loss on asset dispositions	(3)	—	(180)	—	(183)

Income (loss) before taxes and minority equity	(55)	(28)	764	(692)	(11)
Income tax benefit (expense)	158	122	(167)	—	113
Minority equity in net loss	2	—	1	—	3

Income from continuing operations	105	94	598	(692)	105
Discontinued operations:
Loss from operations, net of taxes	(2)	(2)	(2)	4	(2)
Gain on dispositions, net of taxes	206	203	174	(377)	206

Net income	$309	$295	$770	$(1,065)	$309

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
AND STARWOOD HOTELS & RESORTS

NOTES TO FINANCIAL STATEMENTS — (Continued)

	Statement of Income
	Year Ended December 31, 2002
	(In millions)

			Non-
		Guarantor	Guarantor
	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated

Revenues
Owned, leased and consolidated joint venture hotels	$1,187	$—	$2,003	$—	$3,190
Other hotel and leisure	59	—	917	(358)	618

	1,246	—	2,920	(358)	3,808
Other revenues from managed and franchised properties	703	—	77	—	780

	1,949	—	2,997	(358)	4,588
Costs and Expenses
Owned, leased and consolidated joint venture hotel	1,221	—	1,472	(343)	2,350
Selling, general and administrative and other	195	(3)	249	(15)	426
Restructuring and other special credits, net	(5)	—	(2)	—	(7)
Depreciation and amortization	50	—	438	—	488

	1,461	(3)	2,157	(358)	3,257
Other expenses from managed and franchised properties	703	—	77	—	780

	2,164	(3)	2,234	(358)	4,037
Operating income	(215)	3	763	—	551
Gain on sale of VOI notes receivable	—	—	16	—	16
Equity earnings in consolidated subsidiaries	521	356	—	(877)	—
Equity earnings from unconsolidated ventures, net	2	1	5	—	8
Interest expense, net of interest income	(210)	(359)	246	—	(323)
Gain on asset dispositions	—	—	3	—	3

Income (loss) before taxes and minority equity	98	1	1,033	(877)	255
Income tax expense (benefit)	152	155	(309)	—	(2)
Minority equity in (net income) loss	1	—	(3)	—	(2)

Income from continuing operations	251	156	721	(877)	251
Discontinued operations:
Loss from operations, net of taxes	(5)	(5)	(5)	10	(5)
Gain on dispositions, net of taxes	109	108	83	(191)	109

Net income	$355	$259	$799	$(1,058)	$355

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
AND STARWOOD HOTELS & RESORTS

NOTES TO FINANCIAL STATEMENTS — (Continued)

	Statement of Income
	Year Ended December 31, 2001
	(In millions)

			Non-
		Guarantor	Guarantor
	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated

Revenues
Owned, leased and consolidated joint venture hotels	$1,208	$—	$2,093	$—	$3,301
Other hotel and leisure	54	1	999	(462)	592

	1,262	1	3,092	(462)	3,893
Other revenues from managed and franchised properties	677	—	63	—	740

	1,939	1	3,155	(462)	4,633
Costs and Expenses
Owned, leased and consolidated joint venture hotel	1,250	—	1,550	(462)	2,338
Selling, general and administrative and other	130	(16)	297	—	411
Restructuring and other special credits, net	43	—	7	—	50
Depreciation and amortization	92	—	426	—	518

	1,515	(16)	2,280	(462)	3,317
Other expenses from managed and franchised properties	677	—	63	—	740

	2,192	(16)	2,343	(462)	4,057
Operating income	(253)	17	812	—	576
Gain on sale of VOI notes receivable	—	—	12	—	12
Equity earnings in consolidated subsidiaries	531	350	—	(881)	—
Equity earnings from unconsolidated ventures, net	1	—	14	—	15
Interest expense, net of interest income	(296)	(359)	301	—	(354)
Loss on asset dispositions	(13)	—	(44)	—	(57)

Income (loss) before taxes and minority equity	(30)	8	1,095	(881)	192
Income tax expense	178	120	(340)	—	(42)
Minority equity in net income	(1)	—	(2)	—	(3)

Income from continuing operations	147	128	753	(881)	147
Discontinued Operations:
Loss from operations, net of taxes	(2)	(2)	(2)	4	(2)

Net income	$145	$126	$751	$(877)	$145

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
AND STARWOOD HOTELS & RESORTS

NOTES TO FINANCIAL STATEMENTS — (Continued)

	Statement of Cash Flows
	Year Ended December 31, 2003
	(In millions)

			Non-
		Guarantor	Guarantor
	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated

Operating Activities
Net income	$309	$295	$770	$(1,065)	$309
Exclude:
Discontinued operations, net	(204)	(201)	(172)	373	(204)

Income from continuing operations	105	94	598	(692)	105
Adjustments to net income and changes in working capital	333	155	(525)	692	655
Cash from discontinued operations	—	—	11	—	11

Cash from operating activities	438	249	84	—	771
Investing Activities
Purchases of plant, property and equipment	(30)	—	(277)	—	(307)
Proceeds from asset sales	—	—	1,042	—	1,042
Acquisitions and investments	—	—	(11)	—	(11)
Other, net	(213)	—	(1)	—	(214)

Cash from (used for) investing activities	(243)	—	753	—	510
Financing Activities
Revolving credit facility and short-term borrowings, net	(319)	—	(25)	—	(344)
Long-term debt issued	360	—	86	—	446
Long-term debt repaid	—	(250)	(661)	—	(911)
Distributions paid	—	—	(170)	—	(170)
Other, net	23	—	(23)	—	—

Cash from (used for) financing activities	64	(250)	(793)	—	(979)
Exchange rate effect on cash and cash equivalents	—	—	17	—	17

Increase (decrease) in cash and cash equivalents	259	(1)	61	—	319
Cash and cash equivalents — beginning of period	3	1	104	—	108

Cash and cash equivalents — end of period	$262	$—	$165	$—	$427

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
AND STARWOOD HOTELS & RESORTS

NOTES TO FINANCIAL STATEMENTS — (Continued)

	Statement of Cash Flows
	Year Ended December 31, 2002
	(In millions)

			Non-
		Guarantor	Guarantor
	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated

Operating Activities
Net income	$355	$259	$799	$(1,058)	$355
Exclude:
Discontinued operations	(104)	(103)	(78)	181	(104)

Income from continuing operations	251	156	721	(877)	251
Adjustments to net income and changes in working capital	189	(172)	(457)	877	437
Cash from discontinued operations	—	—	18	—	18

Cash from (used for) operating activities	440	(16)	282	—	706

Investing Activities
Purchases of plant, property and equipment	(38)	—	(262)	—	(300)
Acquisitions and investments	(3)	(4)	(41)	—	(48)
Other, net	10	—	52	—	62

Cash from (used for) investing activities	(31)	(4)	(251)	—	(286)

Financing Activities
Revolving credit facility and short-term borrowings, net	(333)	—	(67)	—	(400)
Long-term debt issued	1,800	—	164	—	1,964
Long-term debt repaid	(1,926)	—	(91)	—	(2,017)
Distributions paid	—	—	(40)	—	(40)
Other, net	46	21	(1)	—	66

Cash from (used for) financing activities	(413)	21	(35)	—	(427)
Exchange rate effect on cash and cash equivalents	—	—	8	—	8

Increase (decrease) in cash and cash equivalents	(4)	1	4	—	1
Cash and cash equivalents — beginning of period	7	—	100	—	107

Cash and cash equivalents — end of period	$3	$1	$104	$—	$108

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
AND STARWOOD HOTELS & RESORTS

NOTES TO FINANCIAL STATEMENTS — (Continued)

	Statement of Cash Flows
	Year Ended December 31, 2001
	(In millions)

			Non-
		Guarantor	Guarantor
	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated

Operating Activities
Net income	$145	$126	$751	$(877)	$145
Exclude:
Discontinued operations	2	2	2	(4)	2

Income from continuing operations	147	128	753	(881)	147
Adjustments to net income and changes in working capital	(111)	(124)	(53)	881	593
Cash from discontinued operations	—	—	15	—	15

Cash from (used for) operating activities	$36	$4	$715	$—	$755

Investing Activities
Purchases of plant, property and equipment	(84)	—	(393)	—	(477)
Acquisitions and investments	(6)	(15)	(107)	—	(128)
Other, net	1	11	(28)	—	(16)

Cash from (used for) investing activities	(89)	(4)	(528)	—	(621)

Financing Activities
Revolving credit facility and short-term borrowings, net	1	—	(245)	—	(244)
Long-term debt issued	750	—	298	—	1,048
Long-term debt repaid	(633)	—	(110)	—	(743)
Distributions paid	—	—	(156)	—	(156)
Other, net	(62)	—	(5)	—	(67)

Cash from (used for) financing activities	56	—	(218)	—	(162)
Exchange rate effect on cash and cash equivalents	—	—	(3)	—	(3)

Increase (decrease) in cash and cash equivalents	3	—	(34)	—	(31)
Cash and cash equivalents — beginning of period	4	—	134	—	138

Cash and cash equivalents — end of period	$7	$—	$100	$—	$107

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
AND STARWOOD HOTELS & RESORTS

NOTES TO FINANCIAL STATEMENTS — (Continued)

Note 24.	Quarterly Results (Unaudited)

	Three Months Ended

	March 31	June 30	September 30	December 31	Year

	(In millions, except per Share data)
2003
Revenues(a)	$876	$991	$932	$980	$3,779
Costs and expenses(a)	$822	$869	$823	$838	3,352
Income (loss) from continuing operations	$(117)	$87	$47	$88	$105
Discontinued operations	$1	$203	$1	$(1)	$204
Net income (loss)	$(116)	$290	$48	$87	$309
Earnings per Share:
Basic —
Income (loss) from continuing operations	$(0.58)	$0.43	$0.23	$0.43	$0.52
Discontinued operations	$—	$1.00	$0.01	$—	$1.01
Net income (loss)	$(0.58)	$1.43	$0.24	$0.43	$1.53
Diluted —
Income (loss) from continuing operations	$(0.58)	$0.42	$0.23	$0.42	$0.51
Discontinued operations	$—	$0.99	$—	$—	$0.99
Net income (loss)	$(0.58)	$1.41	$0.23	$0.42	$1.50

2002
Revenues(a)	$878	$1,003	$957	$970	$3,808
Costs and expenses(a)	$759	$823	$831	$844	$3,257
Income from continuing operations	$33	$76	$53	$89	$251
Discontinued operations	$(1)	$104	$(1)	$2	$104
Net income	$32	$180	$52	$91	$355
Earnings per Share:
Basic —
Income from continuing operations	$0.16	$0.38	$0.27	$0.44	$1.24
Discontinued operations	$—	$0.51	$(0.01)	$0.01	$0.52
Net income	$0.16	$0.89	$0.26	$0.45	$1.76
Diluted —
Income from continuing operations	$0.16	$0.37	$0.26	$0.44	$1.22
Discontinued operations	$—	$0.50	$—	$0.01	$0.51
Net income	$0.16	$0.87	$0.26	$0.45	$1.73

(a)	Excluding other revenues and expenses from managed and franchised properties.

SCHEDULE II

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.

AND STARWOOD HOTELS & RESORTS
VALUATION AND QUALIFYING ACCOUNTS
(In millions)

		Additions (Deductions)

		Charged
		to/reversed	Charged
	Balance	from	to/from Other	Payments/	Balance
	January 1,	Expenses	Accounts(a)	Other	December 31,

2003
Trade receivables — allowance for doubtful accounts	$45	$17	$1	$(10)	$53
Notes receivable — allowance for doubtful accounts	$46	$17	$7	$(6)	$64
Reserves included in accrued and other liabilities:
Restructuring and other special charges	$86	$(9)	$21	$(21)	$77
2002
Trade receivables — allowance for doubtful accounts	$48	$11	$(8)	$(6)	$45
Notes receivable — allowance for doubtful accounts	$41	$16	$10	$(21)	$46
Reserves included in accrued and other liabilities:
Restructuring and other special charges	$98	$(7)	$6	$(11)	$86
2001
Trade receivables — allowance for doubtful accounts	$45	$3	$—	$—	$48
Notes receivable — allowance for doubtful accounts	$42	$17	$—	$(18)	$41
Reserves included in accrued and other liabilities:
Restructuring and other special charges	$100	$50	$(19)	$(33)	$98

(a)	Charged to/from other accounts:

	Trade and Notes
	Receivable —	Restructuring
	Allowance for	and Other
	Doubtful Accounts	Special Charges

2003
Other assets	$7	$12
Other liabilities	1	9

Total charged to/from other accounts	$8	$21

2002
Other assets	$—	$6
Other liabilities	2	—

Total charged to/from other accounts	$2	$6

2001
Other assets	$—	$(19)
Other liabilities	—	—

Total charged to/from other accounts	$—	$(19)

SCHEDULE III

STARWOOD HOTELS & RESORTS

REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2003
(In millions)

							Gross Amount
			Initial Cost to		Costs Subsequent to		Book Value
			Company		Acquisition		at December 31, 2003

							(a)	(a)(b)

									Accumulated
				Building and		Building and		Building and	Depreciation &	Year of	Date
Description	City	State	Land	Improvements	Land	Improvements	Land	Improvements	Amortization	Construction	Acquired	Life

The St. Regis, New York	New York	NY	$65	$150	$—	$9	$65	$159	$22	1904	6/98	40
Hotel properties, each less than 5% of total	Various	Various	387	3,272	(54)	(101)	333	3,172	535	Various	Various	Various

			$452	$3,422	$(54)	$(92)	$398	$3,331	$557

Land								398	—
Furniture, fixtures and equipment								484	348
Construction in progress								16	—

								$4,229	$905

(a)	As of December 31, 2003, land, building, furniture, fixtures and equipment and construction in progress have a cost basis of $328 million, $1,709 million, $69 million and $14 million, respectively, for federal income tax purposes.

(b)	Building and improvements include amounts allocated for leasehold interest in land.

SCHEDULE III (Continued)

STARWOOD HOTELS & RESORTS

REAL ESTATE AND ACCUMULATED DEPRECIATION
(In millions)

     A reconciliation of the Trust’s investment in real estate, furniture and fixtures and related accumulated depreciation is as follows:

	Year Ended December 31,

	2003	2002	2001

Real Estate and Furniture and Fixtures
Balance at beginning of period	$4,108	$4,109	$3,979
Additions during period:
Improvements	62	75	156
Transfer from assets held for sale	80	—	—
Deductions during period:
Sale of properties	(21)	(76)	(26)

Balance at end of period	$4,229	$4,108	$4,109

Accumulated Depreciation
Balance at beginning of period	$(746)	$(581)	$(414)
Additions during period:
Depreciations expense	(155)	(186)	(171)
Transfer from assets held for sale	(16)	—	—
Deductions during period:
Sale of properties	12	21	4

Balance at end of period	$(905)	$(746)	$(581)

SCHEDULE IV

STARWOOD HOTELS & RESORTS

MORTGAGE LOANS ON REAL ESTATE
December 31, 2003
(In millions)

						Interest Earned
			Amount of			During the
			Principal		Interest	Twelve Months
		Carrying	Unpaid at	Amount	Due at	Ended
	Prior	Amount of	December 31,	Being	December 31,	December 31,
Description	Liens	Mortgages(a)	2003	Foreclosed	2003	2003

First Mortgage:
Ramada Inn — GA	No	$2	$2	$—	$—	$
Second Mortgage:						—
Tara Merrimack, New Hampshire	No	2	2	—	—	—

		$4	$4	$—	$—	$—

Intercompany Mortgage Loans
First Mortgages:
W New York — New York	No	$72	$40	$—	$32	$4
Westin Maui — Hawaii	No	153	105	—	48	10
Other, all (5) less than 3% of total carrying value		123	107	—	16	10
Sheraton Holding Corporation Mortgage Note	No	1,977	1,289	—	688	129
Sheraton Holding Corporation Mortgage Note	No	305	210	—	95	18
Starwood Hotels & Resorts	No	214	150	—	64	13

		$2,844	$1,901	$—	$943	$184

SCHEDULE IV (Continued)

STARWOOD HOTELS & RESORTS

RECONCILIATION OF MORTGAGE LOANS

(In millions)

	Year Ended December 31,

	2003	2002	2001

Balance at beginning of period	$2,669	$2,496	$2,323
Additions:
Accrued interest(a)	179	177	176
Deductions:
Principal repayments	—	(4)	(3)

Balance at end of period	$2,848	$2,669	$2,496

(a)	Per the mortgage loan agreements, several of the loans do not require monthly interest payments if cash flows are insufficient. Thus, the Trust has accrued interest on such loans.

EXHIBIT INDEX

Exhibit
Number	Description of Exhibit

2.1	Formation Agreement, dated as of November 11, 1994, among the Trust, the Corporation, Starwood Capital and the Starwood Partners (incorporated by reference to Exhibit 2 to the Trust’s and the Corporation’s Joint Current Report on Form 8-K dated November 16, 1994). (The SEC file numbers of all filings made by the Corporation and the Trust pursuant to the Securities Exchange Act of 1934, as amended, and referenced herein are: 1-7959 (the Corporation) and 1-6828 (the Trust)).
2.2	Form of Amendment No. 1 to Formation Agreement, dated as of July 1995, among the Trust, the Corporation and the Starwood Partners (incorporated by reference to Exhibit 10.23 to the Trust’s and the Corporation’s Joint Registration Statement on Form S-2 filed with the SEC on June 29, 1995 (Registration Nos. 33-59155 and 33-59155-01)).
2.3	Transaction Agreement, dated as of September 8, 1997, by and among the Trust, the Corporation, Realty Partnership, Operating Partnership, WHWE L.L.C., Woodstar Investor Partnership (“Woodstar”), Nomura Asset Capital Corporation, Juergen Bartels, Westin Hotels & Resorts Worldwide, Inc., W&S Lauderdale Corp., W&S Seattle Corp., Westin St. John Hotel Company, Inc., W&S Denver Corp., W&S Atlanta Corp. and W&S Hotel L.L.C. (incorporated by reference to Exhibit 2 to the Trust’s and the Corporation’s Joint Current Report on Form 8-K dated September 9, 1997, as amended by the Form 8-K/A dated December 18, 1997).
2.4	Amended and Restated Agreement and Plan of Merger, dated as of November 12, 1997, by and among the Corporation, the Trust, Chess Acquisition Corp. (“Chess”) and ITT Corporation (incorporated by reference to Exhibit 2.1 to the Trust’s and the Corporation’s Joint Current Report on Form 8-K dated November 13, 1997).
2.5	Agreement and Plan of Restructuring, dated as of September 16, 1998, and amended as of November 30, 1998, among the Corporation, ST Acquisition Trust (“ST Trust”) and the Trust (incorporated by reference to Annex A to the Trust’s and the Corporation’s Joint Proxy Statement dated December 3, 1998 (the “1998 Proxy Statement”)).
2.6	Form of Stock Purchase Agreement, dated as of February 23, 1998, between the Trust and the Corporation (incorporated by reference to Exhibit 10.4 to the Trust’s and the Corporation’s Joint Annual Report on Form 10-K for the year ended December 31, 1997 (the “1997 Form 10-K”)).
3.1	Amended and Restated Declaration of Trust of the Trust, amended and restated through April 16, 1999 (incorporated by reference to Exhibit 3.1 of the Corporation’s and the Trust’s Joint Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1999 (the “1999 Form 10Q1”).
3.2	Charter of the Corporation, amended and restated as of February 1, 1995, as amended through March 24, 1999 (incorporated by reference to Exhibit 3.2 to the Trust’s and the Corporation’s Joint Annual Report on Form 10-K for the year ended December 31, 1998, which exhibit contains a conformed charter incorporating all prior amendments, as the 10-K was amended by the Form 10-K/A filed on May 17, 1999 (as so amended, the “1998 Form 10-K”)), as supplemented by the Articles Supplementary Series A Junior Participating Preferred Stock dated March 28, 1999 (incorporated by reference to Exhibit A to Exhibit 4 to the Corporation’s and the Trust’s Joint Current Report on Form 8-K dated March 15, 1999 (the “March 15 From 8-K”)).
3.3	Bylaws of the Trust, as amended and restated through April 16, 1999 (incorporated by reference to Exhibit 3.3 to the 1999 Form 10Q1.)
3.4	Bylaws of the Corporation, as amended through March 15, 1999 (incorporated by reference to Exhibit 3 to the Corporation’s and the Trust’s joint current report on Form 8-K dated March 15, 1998 (“March 15 Form 8-K”)) as amended by the First Amendment to Bylaws, dated as of March 28, 2003, (incorporated by reference to Exhibit 3.1 to the Corporation’s and the Trust’s Joint Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2003).

Exhibit
Number	Description of Exhibit

4.1	Amended and Restated Intercompany Agreement, dated as of January 6, 1999, between the Corporation and the Trust (incorporated by reference to Exhibit 3 to the Trust Form 8-A, except that on January 6, 1999, the Intercompany Agreement was executed and dated as of January 6, 1999).
4.2	Rights Agreement, dated as of March 15, 1999, between the Corporation and Chase Mellon Shareholder Services, L.L.C., as Rights Agent (incorporated by reference to Exhibit 4 to the March 15 Form 8-K).
4.3	Amended and Restated Indenture, dated as of November 15, 1995, as Amended and Restated as of December 15, 1995 between ITT Corporation (formerly known as ITT Destinations, Inc.) and the First National Bank of Chicago, as trustee (incorporated by reference to Exhibit 4.A.IV to the First Amendment to ITT Corporation’s Registration Statement on Form S-3 filed November 13, 1996).
4.4	First Indenture Supplement, dated as of December 31, 1998, among ITT Corporation, the Corporation and The Bank of New York (incorporated by reference to Exhibit 4.1 to the Trust’s and the Corporation’s Joint Current Report on Form 8-K filed January 8, 1999).
4.5	The Registrants hereby agree to file with the Commission a copy of any instrument, including indentures, defining the rights of long-term debt holders of the Registrants and their consolidated subsidiaries upon the request of the Commission.
4.6	First Amendment to Rights Agreement, dated as of October 2, 2003 (incorporated by reference to Exhibit 4 of Form 8-A/ A filed on October 7, 2003).
4.7	Second Amendment to Rights Agreement, dated as of October 24, 2003 (incorporated by reference to Exhibit 4 of Form 8-A/ A filed on October 30, 2003).
10.1	Third Amended and Restated Limited Partnership Agreement for Realty Partnership, dated January 6, 1999, among the Trust and the limited partners of Realty Partnership (incorporated by reference to Exhibit 10.1 to the 1998 Form 10-K).
10.2	Third Amended and Restated Limited Partnership Agreement for Operating Partnership, dated January 6, 1999, among the Corporation and the limited partners of Operating Partnership (incorporated by reference to Exhibit 10.2 to the 1998 Form 10-K).
10.3	Form of Amended and Restated Lease Agreement, entered into as of January 1, 1993, between the Trust as Lessor and the Corporation (or a subsidiary) as Lessee (incorporated by reference to Exhibit 10.19 to the Trust’s and the Corporation’s Joint Annual Report on Form 10-K for the year ended December 31, 1992).
10.4	Starwood Hotels & Resorts 1995 Long-Term Incentive Plan (Amended and Restated as of December 3, 1998) (incorporated by reference to Annex D to the 1998 Proxy Statement).(1)
10.5	Starwood Hotels & Resorts Worldwide, Inc. 1995 Long-Term Incentive Plan (Amended and Restated as of December 3, 1998) (incorporated by reference to Annex E to the 1998 Proxy Statement).(1)
10.6	Incentive and Non-Qualified Share Option Plan (1986) of the Trust (incorporated by reference to Exhibit 10.8 to the Trust’s and the Corporation’s Joint Annual Report on Form 10-K for the year ended August 31, 1986 (the “1986 Form 10-K”)).(1)
10.7	Corporation Stock Non-Qualified Stock Option Plan (1986) of the Trust (incorporated by reference to Exhibit 10.9 to the 1986 Form 10-K).(1)
10.8	Stock Option Plan (1986) of the Corporation (incorporated by reference to Exhibit 10.10 to the 1986 Form 10-K).(1)
10.9	Trust Shares Option Plan (1986) of the Corporation (incorporated by reference to Exhibit 10.11 to the 1986 Form 10-K).(1)
10.10	Form of Indemnification Agreement between the Corporation, the Trust and each of its Directors/ Trustees and executive officers.(1)(2)

Exhibit
Number	Description of Exhibit

10.11	Form of Trademark License Agreement, dated as of December 10, 1997, between Starwood Capital and the Trust (incorporated by reference to Exhibit 10.22 to the 1997 Form 10-K).
10.12	Exchange Rights Agreement, dated as of January 1, 1995, among the Trust, the Corporation, Realty Partnership, Operating Partnership and the Starwood Partners (incorporated by reference to Exhibit 2B to the Trust’s and the Corporation’s Joint Current Report on Form 8-K dated January 31, 1995 (the “Formation Form 8-K”)).
10.13	Registration Rights Agreement, dated as of January 1, 1995, among the Trust, the Corporation and Starwood Capital (incorporated by reference to Exhibit 2C to the Formation Form 8-K).
10.14	Exchange Rights Agreement, dated as of June 3, 1996, among the Trust, the Corporation, Realty Partnership, Operating Partnership, Philadelphia HIR Limited Partnership and Philadelphia HSR Limited Partnership (incorporated by reference to Exhibit 10.1 to the Trust’s and the Corporation’s Joint Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1996 (the “1996 Form 10-Q2”)).
10.15	Registration Rights Agreement, dated as of June 3, 1996, among the Trust, the Corporation and Philadelphia HSR Limited Partnership (incorporated by reference to Exhibit 10.2 to the 1996 Form 10-Q2).
10.16	Units Exchange Rights Agreement, dated as of February 14, 1997, by and among, inter alia, the Trust, the Corporation, Realty Partnership, Operating Partnership and the Starwood Partners (incorporated by reference to Exhibit 10.34 to the 1997 Form 10-K).
10.17	Class A Exchange Rights Agreement, dated as of February 14, 1997, by and among, inter alia, the Trust, the Corporation, Operating Partnership and the Starwood Partners (incorporated by reference to Exhibit 10.35 to the 1997 Form 10-K).
10.18	Exchange Rights Agreement, dated as of January 2, 1998, among, inter alia, the Trust, Realty Partnership and Woodstar (incorporated by reference to Exhibit 10.50 to the 1997 Form 10-K).
10.19	Exchange Rights Agreement, dated as of January 2, 1998, among, inter alia, the Corporation, Operating Partnership and Woodstar (incorporated by reference to Exhibit 10.51 to the 1997 Form 10-K).
10.20	Registration Rights Agreement, dated as of January 2, 1998, among, inter alia, the Trust, the Corporation, and Woodstar (incorporated by reference to Exhibit 10.52 to the 1997 Form 10-K).
10.21	Pledge and Security Agreement, dated as of February 23, 1998, executed and delivered by the Trust, the Corporation and the other Pledgors party thereto, in favor of Bankers Trust Company as Collateral Agent (incorporated by reference to Exhibit 10.63 to the 1997 Form 10-K).
10.22	Second Amended and Restated Senior Secured Note Agreement, dated December 30, 1999, among the Corporation, the Trust, the guarantors listed therein, the lenders listed therein, Lehman Commercial Paper Inc., as Arranger and Administrative Agent, and Alex Brown and Chase Securities Inc., as Syndication Agents (incorporated by reference to Exhibit 10.46 to the 1999 Form 10-K).
10.23	Loan Agreement, dated as of February 23, 1998, between the Trust and the Corporation, together with Promissory Note executed in connection therewith, by the Corporation to the order of the Trust, in the principal amount of $3,282,000,000 (incorporated by reference to Exhibit 10.65 to the 1997 Form 10-K).
10.24	Loan Agreement, dated as of February 23, 1998, between the Trust and the Corporation, together with Promissory Note executed in connection therewith, by the Corporation to the order of the Trust, in the principal amount of $100,000,000 (incorporated by reference to Exhibit 10.66 to the 1997 Form 10-K).
10.25	Loan Agreement, dated as of February 23, 1998, between the Trust and the Corporation, together with Promissory Note executed in connection therewith, by the Corporation to the order of the Trust, in the principal amount of $50,000,000 (incorporated by reference to Exhibit 10.67 to the 1997 Form 10-K).

Exhibit
Number	Description of Exhibit

10.26	Loan Agreement, dated as of January 27, 1999, among the Borrowers named therein, as Borrowers, Starwood Operator I LLC, as Operator, and Lehman Brothers Holding Inc., d/b/a Lehman Capital, a division of Lehman Brothers Holdings Inc. (incorporated by reference to Exhibit 10.58 to the 1998 Form 10-K).
10.27	Form of Severance Agreement, dated December 1999, between the Corporation and each of Barry S. Sternlicht, Ronald C. Brown and Steve R. Goldman (incorporated by reference to Exhibit 10.52 to the 1999 Form 10-K).(1)
10.28	Amended and Restated Employment Agreement, effective as of January 1, 2000, between Barry S. Sternlicht and the Company (incorporated by reference to Exhibit 10.1 to the Corporation’s and the Trust’s Joint Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2000). (1)
10.29	Employment Agreement, dated as of April 7, 2000, between the Corporation and David K. Norton (incorporated by reference to Exhibit 10.1 to the Corporation’s and the Trust’s Joint Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000).(1)
10.30	Employment Agreement, dated as of June 27, 2000, between the Corporation and Robert F. Cotter (incorporated by reference to Exhibit 10.1 to the Corporation’s and the Trust’s Joint Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000).(1)
10.31	Form of Severance Agreement, dated as of August 14, 2000, between the Corporation and Robert F. Cotter (incorporated by reference to Exhibit 10.56 to the 2000 Form 10-K).(1)
10.32	Employment Agreement, dated as of September 25, 2000, between the Corporation and Kenneth S. Siegel (incorporated by reference to Exhibit 10.57 to the 2000 Form 10-K).(1)
10.33	Form of Severance Agreement, dated as of September 26, 2000, between the Corporation and Kenneth S. Siegel (incorporated by reference to Exhibit 10.58 to the 2000 Form 10-K).(1)
10.34	Form of Severance Agreement, dated as of June 9, 2000, between the Corporation and David K. Norton (incorporated by reference to Exhibit 10.59 to the 2000 Form 10-K).(1)
10.35	Stock Purchase Agreement, dated as of April 27, 1999, among the Corporation, ITT Sheraton Corporation, Starwood Canada Corp., Caesars World, Inc., Sheraton Desert Inn Corporation, Sheraton Tunica Corporation and Park Place Entertainment Corporation (incorporated by reference to Exhibit 10.5 to the 1999 Form 10-Q1).
10.36	Starwood Hotels & Resorts Worldwide, Inc. 1999 Long-Term Incentive Compensation Plan (incorporated by reference to Exhibit 10.4 to the Corporation’s and the Trust’s Joint Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1999 (the “1999 Form 10-Q2”)).(1)
10.37	Starwood Hotels & Resorts Worldwide, Inc. 1999 Annual Incentive Plan for Certain Executives (incorporated by reference to Exhibit 10.5 to the 1999 Form 10-Q2).(1)
10.38	First Amendment to the Starwood Hotels & Resorts Worldwide, Inc. 1999 Long-Term Incentive Compensation Plan, dated as of August 1, 2001 (incorporated by reference to Exhibit 10.1 to the Corporation’s and the Trust’s Joint Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2001).(1)
10.39	Starwood Hotels & Resorts Worldwide, Inc. Deferred Compensation Plan, effective as of January 1, 2001 (incorporated by reference to Exhibit 10.1 to the Corporation’s and the Trust’s Joint Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2001 (the “2001 Form 10-Q2”)).(1)
10.40	Indenture, dated as of May 25, 2001, by and among the Corporation, as Issuer, the guarantors named herein and Firstar Bank, N.A., as Trustee (incorporated by reference to Exhibit 10.2 to the 2001 Form 10-Q2).
10.41	Registration Rights Agreement, dated as of May 25, 2001, among the Corporation, the Trust, the guarantors named herein and Salomon Smith Barney Inc. (incorporated by reference to Exhibit 10.3 to the 2001 Form 10-Q2).
10.42	Addendum to Robert F. Cotter Offer Letter, effective as of February 16, 2002 (incorporated by reference to Exhibit 10.1 to the Corporation’s and Trust’s Joint Quarterly Report on Form 10-Q for the quarter ended March 31, 2002).

Exhibit
Number	Description of Exhibit

10.43	Starwood Hotels & Resorts Worldwide, Inc. 2002 Long-Term Incentive Compensation Plan (the “2002 LTIP”) (incorporated by reference to Annex B of the Corporation’s 2002 Proxy Statement).
10.44	Starwood Hotels & Resorts Amended and Restated Non-Qualified Stock Option Agreement by and between the Trust and Barry S. Sternlicht, dated as of May 22, 2002 relating to a grant made on June 29, 1995 (incorporated by reference to Exhibit 10.3 to the 2002 Form 10-Q2).
10.45	Form of Non-Qualified Stock Option Agreement pursuant to the 2002 LTIP (incorporated by reference to Exhibit 10.49 to the 2002 Form 10-K filed on February 28, 2003 (the “2002 10-K”)).
10.46	Starwood Hotels & Resorts Amended and Restated Non-Qualified Stock Option Agreement by and between the Trust and Barry S. Sternlicht, dated as of May 22, 2002 relating to a grant made on August 12, 1996 (incorporated by reference to Exhibit 10.4 to the 2002 Form 10-Q2).
10.47	Starwood Hotels & Resorts Amended and Restated Non-Qualified Stock Option Agreement by and between the Trust and Barry S. Sternlicht, dated as of May 22, 2002 relating to a grant made on August 12, 1996 (incorporated by reference to Exhibit 10.5 to the 2002 Form 10-Q2).
10.48	Letter to holders of the Corporation’s, Series B Zero Coupon Convertible Senior Notes due 2021 (incorporated by reference to Exhibit 99.5 to the 2002 Form 10-Q2).
10.49	Amendment to Exchange Rights Agreement (Class A Realty Partnership Units), dated as of October 10, 2002, among the Trust, Realty Partnership and certain limited partners of the Realty Partnership (incorporated by reference to Exhibit 10.53 to the 2002 Form 10-K).
10.50	Amendment to Exchange Rights Agreement (Class B Operating Partnership Units), dated as of October 10, 2002, among the Corporation, Operating Partnership and certain limited partners of the Operating Partnership (incorporated by reference to Exhibit 10.54 to the 2002 form 10-K).
10.51	Severance Agreement, dated December 1999, between the Corporation and Theodore Darnall (incorporated by reference to Exhibit 10.55 to the 2002 form 10-K).
10.52	Employment Agreement, dated September 2, 1999, between Steven M. Hankin and the Corporation (incorporated by reference to Exhibit 10.56 to the 2002 form 10-K).
10.53	Severance Agreement, dated October 2000, between Starwood Hotels & Resorts Worldwide, Inc., and Steve Hankin (incorporated by reference to Exhibit 10.57 to the 2002 form 10-K).
10.54	Credit Agreement, dated October 9, 2002, among the Corporation, certain additional alternative currency revolving loan borrowers and various lenders, Deutsche Bank, AG, New York Branch, as Administrative Agent, JP Morgan Chase Bank, as Syndication Agent, Bank of America, N.A., Fleet National Bank and Societe Generale, as Co-Documentation Agents, and Deutsche Bank Securities Inc. and JP Morgan Securities Inc. as Co-Lead Arrangers and joint Book Running Managers (incorporated by reference to Exhibit 10.1 of Form 8-K filed on October 11, 2002).
10.55	Indenture, dated as of April 19, 2002, among the Corporation, the guarantor parties named herein and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Corporation’s and Sheraton Holding Corporation’s Joint Registration Statement on Form S-4 filed on November 19, 2002 the “2002 Forms S4”)).
10.56	Registration Rights Agreement, dated as of April 19, 2002, among the Corporation, the guarantor parties named therein and Lehman Brothers, Inc., (incorporated by reference to Exhibit 4.4 to the 2002 Form S-4).
10.57	First Amendment to the Starwood Hotels & Resorts Worldwide, Inc. 2002 Long-Term Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended March 31, 2003 (the “2003 10-Q1”)).
10.58	Second Amendment to the Starwood Hotels & Resorts Worldwide, Inc. 1999 Long-Term Incentive Compensation Plan (incorporated by reference to Exhibit 10.2 to the 2003 10-Q1).
10.59	Second Amendment to the Starwood Hotels & Resorts Worldwide, Inc. 1995 Long-Term Incentive Compensation Plan (incorporated by reference to Exhibit 10.3 to the 2003 10-Q1).

Exhibit
Number	Description of Exhibit

10.60	Second Amendment to the Starwood Hotels & Resorts 1995 Long-Term Incentive Compensation Plan (incorporated by reference to Exhibit 10.4 to the 2003 10-Q1).
10.61	First Amendment to Credit Agreement (incorporated by reference to Exhibit 10.5 to the 2003 10-Q1).
10.62	Second Amendment to Credit Agreement (incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended June 30, 2003 (the “2003 10-Q2”)).
10.63	Indenture dated May 16, 2003 between the Corporation, the Trust, the Guarantor and U.S. Bank National Association as trustee (incorporated by reference to Exhibit 4.9 to the July 8, 2003 Form S-3)(Registration Nos. 333-106888, 333-106888-01, 333-106888-02) (the “Form S-3”).
10.64	Registration Rights Agreement, dated May 16, 2003, among the Corporation, the Guarantor and the Initial Purchasers (incorporated by reference to Exhibit 4.10 to the Form S-3).
10.65	First Amendment to the Starwood Hotels & Resorts Worldwide, Inc. 1999 Annual Incentive Plan for Certain Executives, dated as of December 17, 2003.(1)(2)
10.66	Amendment to Exchange Rights Agreement, dated as of December 17, 2003 for the Class B Operating Partnership Units.(2)
10.67	Amendment to Exchange Rights Agreement, dated as of December 17, 2003 for the Class A Realty Partnership Units.(2)
10.68	Employment Agreement, dated as of November 13, 2003, between the Corporation and Vasant Prabhu.(1)(2)
10.69	Second Amended and Restated Employment Agreement between Starwood Hotels & Resorts Worldwide, Inc. and Barry S. Sternlicht, dated as of January 1, 2003.(1)(2)
12.1	Calculation of Ratio of Earnings to Total Fixed Charges. (2)
21.1	Subsidiaries of the Registrants.(2)
23.1	Consent of Ernst & Young LLP.(2)
31.1	Certification Pursuant to Rule 13a-14 under the Securities Exchange Act of 1934 — Chief Executive Officer — Corporation.(2)
31.2	Certification Pursuant to Rule 13a-14 under the Securities Exchange Act of 1934 — Chief Financial Officer — Corporation.(2)
31.3	Certification Pursuant to Rule 13a-14 under the Securities Exchange Act of 1934 — Chief Executive Officer — Trust. (2)
31.4	Certification Pursuant to Rule 13a-14 under the Securities Exchange Act of 1934 — Chief Financial and Accounting Officer — Trust.(2)
32.1	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code — Chief Executive Officer — Corporation.(2)
32.2	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code — Chief Financial Officer — Corporation.(2)
32.3	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code — Chief Executive Officer — Trust.(2)
32.4	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code — Chief Financial and Accounting Officer — Trust.(2)

(1)	Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.

(2)	Filed herewith.