Form 10-K
period 2004-12-31
STARWOOD HOTELS & RESORTS; STARWOOD HOTEL & RESORTS WORLDWIDE INC
filed 2005-03-04
CIK 48595, 316206

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	Joint Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2004

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition Period from to

Commission File Number: 1-7959 STARWOOD HOTELS & RESORTS WORLDWIDE, INC (Exact name of Registrant as specified in its charter)	Commission File Number: 1-6828 STARWOOD HOTELS & RESORTS (Exact name of Registrant as specified in its charter)

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
None
     Indicate by check mark whether the Registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. Yes ☑      No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of each Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
     Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☑      No ☐
     As of June 30, 2004, the aggregate market value of the Registrants’ voting and non-voting common equity (for purposes of this Joint Annual Report only, includes all Shares other than those held by the Registrants’ Directors, Trustees and executive officers) was $9,295,225,021.
     As of February 25, 2005, the Corporation had outstanding 212,467,631 Corporation Shares and the Trust had outstanding 212,467,631 Class B Shares and 100 Class A shares of beneficial interest, par value $0.01 per share (“Class A Shares”).
     For information concerning ownership of Shares, see the Proxy Statement for the Corporation’s Annual Meeting of Stockholders that is currently scheduled for May 5, 2005 (the “Proxy Statement”), which is incorporated by reference under various Items of this Joint Annual Report.
Document Incorporated by Reference:

Document	Where Incorporated

Proxy Statement	Part III (Items 11 and 12)

		Page

PART I
	Forward-Looking Statements	1
Item 1.	Business	10
Item 2.	Properties	16
Item 3.	Legal Proceedings	19
Item 4.	Submission of Matters to a Vote of Security Holders	19
	Executive Officers of the Registrants	19

PART II
Item 5.	Market for Registrants’ Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	19
Item 6.	Selected Financial Data	21
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21
Item 7A.	Quantitative and Qualitative Disclosures about Market Risk	36
Item 8.	Financial Statements and Supplementary Data	36
Item 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure	37
Item 9A.	Controls and Procedures	37

PART III
Item 10.	Directors, Trustees and Executive Officers of the Registrants	39
Item 11.	Executive Compensation	42
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	43
Item 13.	Certain Relationships and Related Transactions	43
Item 14.	Principal Accountant Fees and Services	47

PART IV
Item 15.	Exhibits, Financial Statements, Financial Statement Schedules and Reports on Form 8-K	48
EX-3.2
EX-3.4
EX-10.3
EX-10.4
EX-10.13
EX-10.14
EX-10.15
EX-10.17
EX-10.19
EX-10.23
EX-10.26
EX-10.30
EX-10.31
EX-10.35
EX-10.41
EX-10.70
EX-10.73
EX-12.1
EX-21.1
EX-23.1
EX-31.1
EX-31.2
EX-31.3
EX-31.4
EX-32.1
EX-32.2
EX-32.3
EX-32.4

      This Joint Annual Report is filed by Starwood Hotels & Resorts Worldwide, Inc., a Maryland corporation (the “Corporation”), and its subsidiary, Starwood Hotels & Resorts, a Maryland real estate investment trust (the “Trust”). Unless the context otherwise requires, all references to the Corporation include those entities owned or controlled by the Corporation, including SLC Operating Limited Partnership, a Delaware limited partnership (the “Operating Partnership”), but excluding the Trust; all references to the Trust include the Trust and those entities owned or controlled by the Trust, including SLT Realty Limited Partnership, a Delaware limited partnership (the “Realty Partnership”); and all references to “we”, “us”, “our”, “Starwood”, or the “Company” refer to the Corporation, the Trust and their respective subsidiaries, collectively. The shares of common stock, par value $0.01 per share, of the Corporation (“Corporation Shares”) and the Class B shares of beneficial interest, par value $0.01 per share, of the Trust (“Class B Shares”) are attached and trade together and may be held or transferred only in units consisting of one Corporation Share and one Class B Share (a “Share”).
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
Where you can find more information
      We file annual, quarterly and special reports, proxy statements and other information with the SEC. Our SEC filings are available to the public over the Internet at the SEC’s web site at http://www.sec.gov. Our SEC filings are also available on our website at http://www.starwoodhotels.com/corporate/investor  relations.html as soon as reasonably practicable after they are filed with or furnished to the SEC. You may also read and copy any document we file with the SEC at its public reference rooms in Washington, D.C. Please call the SEC at (800) SEC-0330 for further information on the public reference rooms. Our filings with the SEC are also available at the New York Stock Exchange. For more information on obtaining copies of our public filings at the New York Stock Exchange, you should call (212) 656-5060. You may also obtain a copy of our filings free of charge by calling Alisa Rosenberg, Vice President, Investor Relations at (914) 640-5214.
Risks Relating to Hotel, Resort and Vacation Ownership Operations
      We Are Subject to All the Operating Risks Common to the Hotel and Vacation Ownership Industries. Operating risks common to the hotel and vacation ownership industries include:

•	changes in general economic conditions, including the timing and robustness of the apparent recovery in the United States from the recent economic downturn and the prospects for improved performance in other parts of the world;

•	impact of war and terrorist activity (including threatened terrorist activity) and heightened travel security measures instituted in response thereto;

•	domestic and international political and geopolitical conditions;

•	travelers’ fears of exposures to contagious diseases or the occurrence of natural disasters;

•	decreases in the demand for transient rooms and related lodging services, including a reduction in business travel as a result of general economic conditions;

•	the impact of internet intermediaries on pricing and our increasing reliance on technology;

•	cyclical over-building in the hotel and vacation ownership industries;

•	restrictive changes in zoning and similar land use laws and regulations or in health, safety and environmental laws, rules and regulations and other governmental and regulatory action;

•	changes in travel patterns;

•	changes in operating costs including, but not limited to, energy, labor costs (including the impact of unionization), workers’ compensation and health-care related costs, insurance and unanticipated costs such as acts of nature and their consequences;

•	disputes with owners of properties, franchisees and homeowner associations which may result in litigation;

•	the availability of capital to allow us and potential hotel owners and franchisees to fund construction, renovations and investments;

•	foreign exchange fluctuations;

•	the financial condition of third-party property owners and franchisees; and

•	the financial condition of the airline industry and the impact on air travel.
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
      We Must Compete for Customers. The hotel and vacation ownership industries are highly competitive. Our properties compete for customers with other hotel and resort properties, and, with respect to our vacation ownership resorts and residential projects, with owners reselling their vacation ownership interests (“VOIs”), including fractional ownership, or apartments. Some of our competitors may have substantially greater marketing and financial resources than we do, and they may improve their facilities, reduce their prices or expand or improve their marketing programs in ways that adversely affect our operating results.
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
      Our Businesses Are Capital Intensive. For our owned, managed and franchised properties to remain attractive and competitive, the property owners and we have to spend money periodically to keep the properties well maintained, modernized and refurbished. This creates an ongoing need for cash and, to the extent the property owners and we cannot fund expenditures from cash generated by operations, funds must be borrowed or otherwise obtained. This may depend on the financial condition of the third-party owners and franchisees. Their financial condition may also impact our ability to recover amounts that may be owed to us by owners, developers and franchisees such as indemnity payments. In addition, to continue growing our vacation ownership business and residential projects, we need to spend money to develop new units. Accordingly, our financial results may be sensitive to the cost and availability of funds and the carrying cost of VOI and residential inventory.
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
      International Operations Are Subject to Special Political and Monetary Risks. We have significant international operations which as of December 31, 2004 included 175 owned, managed or franchised properties in Europe, Africa and the Middle East (including 29 properties with majority ownership); 46 owned, managed or franchised properties in Latin America (including 12 properties with majority ownership); and 94 owned, managed or franchised properties in the Asia Pacific region (including 4 properties with majority ownership). International operations generally are subject to various political, geopolitical, and other risks that are not present in U.S. operations. These risks include the risk of war, terrorism, civil unrest, expropriation and nationalization. In addition, some international jurisdictions restrict the repatriation of non-U.S. earnings. Various international jurisdictions also have laws limiting the ability of non-U.S. entities to pay dividends and remit earnings to affiliated companies unless specified conditions have been met. In addition, sales in international jurisdictions typically are made in local currencies, which subject us to risks associated with currency fluctuations. Currency devaluations and unfavorable changes in international monetary and tax policies could have a material adverse effect on our profitability and financing plans, as could other changes in the international regulatory climate and international economic conditions. Other than Italy, where our risks are heightened due to the 13 properties we own, our international properties are geographically diversified and are not concentrated in any particular region.
Debt Financing
      As a result of our debt obligations, we are subject to: (i) the risk that cash flow from operations will be insufficient to meet required payments of principal and interest; and (ii) interest rate risk. Although we anticipate that we will be able to repay or refinance our existing indebtedness and any other indebtedness when it matures, there can be no assurance that we will be able to do so or that the terms of such refinancings will be favorable. Our leverage may have important consequences including the following: (i) our ability to obtain additional financing for acquisitions, working capital, capital expenditures or other purposes, if necessary, may be impaired or such financing may not be available on terms favorable to us; (ii) a substantial decrease in operating cash flow or an increase in our expenses could make it difficult for us to meet our debt service requirements and force us to sell assets and/or modify our operations; and (iii) our higher level of debt and resulting interest expense may place us at a competitive disadvantage with respect to certain competitors with lower amounts of indebtedness and/or higher credit ratings. On January 7, 2004, Moody’s Investor Services and Standard & Poor’s placed the Company’s Ba1 and BB+ corporate credit ratings on review/watch for a possible downgrade. The review/watch was prompted by the Company’s announcement that it had invested $200 million in Le Meridien Hotels and Resorts Ltd. (“Le Meridien”) senior debt and would be in discussions to negotiate the potential recapitalization of Le Meridien. On January 27, 2005, Standard & Poor’s removed the Company from its credit review/watch and affirmed the Company’s BB+ rating with a stable outlook. Any downgrading of the Company’s credit rating may result in higher borrowing costs on future financings and impact our ability to access capital markets.
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
Some Potential Losses are Not Covered by Insurance
      We carry comprehensive insurance coverage for general liability, property, business interruption and other risks with respect to our owned and leased properties and we make available insurance programs for owners of properties we manage and franchise. These policies offer coverage features and insured limits that we believe are customary for similar type properties. Generally, our “all-risk” property policies provide that coverage is available on a per occurrence basis and that, for each occurrence, there is a limit as well as various sub-limits on the amount of insurance proceeds we can receive. In addition, there may be overall limits under the policies. Sub-limits exist for certain types of claims such as service interruption, abatement, expediting costs or landscaping replacement, and the dollar amounts of these sub-limits are significantly lower than the dollar amounts of the overall coverage limit. Our property policies also provide that for the coverage of critical earthquake (California and Mexico) and flood, all of the claims from each of our properties resulting from a particular insurable event must be combined together for purposes of evaluating whether the annual aggregate limits and sub-limits contained in our policies have been exceeded and any such claims will also be combined with the claims of owners of managed hotels that participate in our insurance program for the same purpose. Therefore, if insurable events occur that affect more than one of our owned hotels and/or managed hotels owned by third parties that participate in our insurance program, the claims from each affected hotel will be added together to determine whether the annual aggregate limit or sub-limits, depending on the type of claim, have been reached. If the limits or sub-limits are exceeded, each affected hotel will only receive a proportional share of the amount of insurance proceeds provided for under the policy. In addition, under those circumstances, claims by third party owners will reduce the coverage available for our owned and leased properties.
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
Acquisitions
      We intend to make acquisitions that complement our business. There can be no assurance, however, that we will be able to identify acquisition candidates or complete acquisitions on commercially reasonable terms or at all. On December 30, 2003, we announced our share ($200 million) of the acquisition with Lehman Brothers Holdings Inc. (“Lehman Brothers”) of all of the outstanding senior debt of Le Meridien. As part of this investment, we entered into an agreement with Lehman Brothers whereby they would negotiate with us on an exclusive basis towards a recapitalization of Le Meridien. The exclusivity period expired in early April 2004 although negotiations with Lehman Brothers are continuing. While negotiations are continuing, there can be no assurance that transaction agreements will be entered into or a transaction consummated and if consummated what the terms and form of such a transaction would be.
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
Dispositions
      We periodically review our business to identify properties or other assets that we believe either are non-core, (including hotels where the return on invested capital is not adequate), no longer complement our business, are in markets which may not benefit us as much as other markets during an economic recovery or could be sold at significant premiums. We are focused on restructuring and enhancing real estate returns and monetizing investments and from time to time, attempt to sell these identified properties and assets. There can be no assurance, however, that we will be able to complete dispositions on commercially reasonable terms or at all.
Our Vacation Ownership Business Is Subject to Extensive Regulation and Risk of Default
      We market and sell VOIs, which typically entitle the buyer to ownership of a fully-furnished resort unit for a one-week period (or in the case of fractional ownership interests, generally for three or more weeks) on either an annual or an alternate-year basis. We also acquire, develop and operate vacation ownership resorts, and provide financing to purchasers of VOIs. These activities are all subject to extensive regulation by the federal government and the states in which vacation ownership resorts are located and in which VOIs are marketed and sold including regulation of our telemarketing activities under state and federal “Do Not Call” laws. In addition, the laws of most states in which we sell VOIs grant the purchaser the right to rescind the purchase contract at any time within a statutory rescission period. Although we believe that we are in material compliance with all applicable federal, state, local and foreign laws and regulations to which vacation ownership marketing, sales and operations are currently subject, changes in these requirements or a determination by a regulatory authority that we were not in compliance, could adversely affect us. In particular, increased regulations of telemarketing activities could adversely impact the marketing of our VOIs.
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
Recent Privacy Initiatives
      We collect information relating to our guests for various business purposes, including marketing and promotional purposes. The collection and use of personal data are governed by privacy laws and regulations enacted in the United States and other jurisdictions around the world. Privacy regulations continue to evolve and on occasion may be inconsistent from one jurisdiction to another. Compliance with applicable privacy regulations may increase our operating costs and/or adversely impact our ability to market our products, properties and services to our guests. In addition, non-compliance with applicable privacy regulations by us (or in some circumstances non-compliance by third parties engaged by us) may result in fines or restrictions on our use or transfer of data.
Certain Interests
      Barry S. Sternlicht is the Executive Chairman of the Corporation and the Trust and, until October 1, 2004, was the Chief Executive Officer. Mr. Sternlicht also serves as the President and Chief Executive Officer of, and may be deemed to control, Starwood Capital Group, L.L.C. (“Starwood Capital”), a real estate investment firm. Starwood Capital and the Company have entered into a non-compete agreement whereby Starwood Capital may not purchase a hotel property in the United States without the consent of the Company. Although Starwood Capital is not subject to a non-compete agreement with the Company for hotel properties outside of the United States, as a matter of practice, all opportunities to purchase such properties are also first presented to the Company in accordance with the Company’s Corporate Opportunity Policy. In each case, to the extent that management of the Company recommends not to pursue an opportunity, the Governance and Nominating Committee of the Board of Directors (or other committee of independent directors) will make a decision as to whether or not the Company will pursue the opportunity. In addition, from time to time, the Company has entered into transactions in which Mr. Sternlicht has an interest. See Item 13. Certain Relationships and Related Transactions. To the extent any executive officer or director of the Company has an interest in businesses that seek to do business with the Company, any agreements with those businesses are subject to Governance and Nominating Committee (or other committee of independent directors) approval pursuant to the Company’s Corporate Opportunity Policy.
Ability to Manage Growth
      Our future success and our ability to manage future growth depend in large part upon the efforts of our senior management and our ability to attract and retain key officers and other highly qualified personnel. Competition for such personnel is intense. During 2004, we experienced changes in our senior management, including a new Chief Executive Officer and Chief Financial Officer. In addition, in February 2005 our President and Chief Operating Officer announced his intention to retire at the end of 2005. There can be no assurance that we will continue to be successful in attracting and retaining qualified personnel. Accordingly, there can be no assurance that our senior management will be able to successfully execute and implement our growth and operating strategies.

Tax Risks
      Failure of the Trust to Qualify as a REIT Would Increase Our Tax Liability. Qualifying as a real estate investment trust (a “REIT”) requires compliance with highly technical and complex tax provisions that courts and administrative agencies have interpreted only to a limited degree. Also, facts and circumstances that we do not control may affect the Trust’s ability to qualify as a REIT. The Trust believes that since the taxable year ended December 31, 1995, it has qualified as a REIT under the Internal Revenue Code of 1986, as amended. The Trust intends to continue to operate so it qualifies as a REIT. However, the Trust cannot assure you that it will continue to qualify as a REIT. If the Trust fails to qualify as a REIT for any prior tax year(s), the Trust would be liable to pay a significant amount of taxes for those year(s). Similarly, if the Trust fails to qualify as a REIT in the future, our liability for taxes would increase.
      Additional Legislation Could Eliminate or Reduce Certain Benefits of Our Structure. On January 6, 1999, we consummated a reorganization pursuant to an Agreement and Plan of Restructuring dated as of September 16, 1998, as amended, among the Corporation, ST Acquisition Trust, a wholly owned subsidiary of the Corporation, and the Trust (the “Reorganization”). Pursuant to the Reorganization, the Trust became a subsidiary of the Corporation, which, through a wholly-owned subsidiary, holds all the outstanding Class A shares of beneficial interest, par value $0.01 per share, of the Trust. The Reorganization was proposed in response to the Internal Revenue Service Restructuring and Reform Act of 1998 (“H.R. 2676”), which made it difficult for us to acquire and operate additional hotels while still maintaining our former status as a “grandfathered paired share real estate investment trust.” While we believe that the Reorganization was the best alternative in light of H.R. 2676 and that our current structure does not raise the same concerns that led Congress to enact such legislation, no assurance can be given that additional legislation, regulations or administrative interpretations will not be adopted that would eliminate or reduce certain benefits of the Reorganization and could have a material adverse effect on our results of operations, financial condition and prospects.
      As part of the Jobs and Growth Tax Relief Reconciliation Act of 2003, the tax rates on corporate dividends to shareholders were decreased to 15 and 5 percent, depending on the shareholders’ individual tax brackets. However, dividends paid by a REIT are generally not eligible for the reduced dividend tax rate. REIT dividends largely represent rents and other income that are passed through to shareholders as dividends deductible to the REIT, rather than corporate earnings subject to the corporate income tax. The implementation of this statute may cause individual investors to view stocks of non-REIT corporations as more attractive relative to shares of REITs than was the case previously.
      Furthermore, the American Jobs Creation Act of 2004 (the “Act”) was enacted on October 22, 2004. The Act made certain changes to the rules relating to REITs including, for example, changes to the “straight debt” safe harbor rules and provisions permitting a REIT in certain circumstances to pay a monetary penalty for failure to satisfy a REIT requirement in lieu of being subject to disqualification as a REIT. However, given the fact that the statute was only recently enacted, it is not entirely clear how the Internal Revenue Service will apply and interpret each new provision of the Act.
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
      Our Board of Directors May Implement Anti-Takeover Devices and our Charter and By-Laws Contain Provisions which May Prevent Takeovers. Certain provisions of Maryland law permit our Board of Directors, without stockholder approval, to implement possible takeover defenses that are not currently in place, such as a classified board. In addition, our charter contains provisions relating to restrictions on transferability of the Corporation Shares, which may be amended only by the affirmative vote of our shareholders holding two-thirds of the votes entitled to be cast on the matter. As permitted under the Maryland General Corporation Law, our Bylaws provide that directors have the exclusive right to amend our Bylaws.
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
      Changes in Stock Option Accounting Rules May Adversely Impact Our Reported Operating Results Prepared in Accordance with Generally Accepted Accounting Principles, Our Stock Price and Our Competitiveness in the Employee Marketplace. We have a history of using broad based employee stock option programs to hire, incentivize and retain our workforce. Currently, Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” allows companies the choice of either using a fair value method of accounting for options, which would result in expense recognition for all options granted, or using an intrinsic value method, as prescribed by Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” with a pro forma disclosure of the impact on net income of using the fair value recognition method. We have elected to apply APB No. 25 and accordingly, we do not recognize any expense with respect to employee stock options as long as such options are granted at exercise prices equal to the fair value of our Shares on the date of grant.
      In the fourth quarter of 2004, the Financial Accounting Standards Board (“FASB”) concluded that SFAS No. 123(R), “Share-Based Payment,” will be effective for public companies for interim or annual periods beginning after June 15, 2005. Under SFAS No. 123(R), companies must measure compensation cost for all share-based payments, including employee stock options, using a fair value based method and these payments must be recognized as expenses in our statements of operations. The implementation of SFAS No. 123(R) beginning in the third quarter of fiscal 2005 will require us to expense the fair value of our stock options in our consolidated statement of operations rather than disclosing the impact on results of operations within our footnotes in accordance with the disclosure provisions of SFAS No. 123 (see Note 2 of the Notes to Consolidated Financial Statements). The implementation of SFAS No. 123(R) will result in lower reported earnings per share, which could negatively impact our future stock price. In addition, this could negatively impact our ability to utilize employee stock plans to recruit and retain employees and could result in a competitive disadvantage to us in the employee marketplace.

Item 1.	Business.
General
      We are one of the world’s largest hotel and leisure companies. We conduct our hotel and leisure business both directly and through our subsidiaries. Our brand names include St. Regis®, The Luxury Collection®, Sheraton®, Westin®, W® and Four Points® by Sheraton. Through these brands, we are well represented in most major markets around the world. Our operations are grouped into two business segments, hotels and vacation ownership operations.
      Our revenue and earnings are derived primarily from hotel operations, which include the operation of our owned hotels; management and other fees earned from hotels we manage pursuant to management contracts; and the receipt of franchise and other fees.
      Our hotel business emphasizes the global operation of hotels and resorts primarily in the luxury and upscale segment of the lodging industry. We seek to acquire interests in, or management or franchise rights with respect to properties in this segment. At December 31, 2004, our hotel portfolio included owned, leased, managed and franchised hotels totaling 733 hotels with approximately 231,000 rooms in more than 80 countries, and is comprised of 140 hotels that we own or lease or in which we have a majority equity interest, 283 hotels managed by us on behalf of third-party owners (including entities in which we have a minority equity interest) and 310 hotels for which we receive franchise fees.
      Our revenues and earnings are also derived from the development, ownership and operation of vacation ownership resorts, marketing and selling VOIs in the resorts and providing financing to customers who purchase such interests. Generally these resorts are marketed under the brand names mentioned above. At December 31, 2004, we had 19 vacation ownership resorts in the United States and the Bahamas.
      The Trust was organized in 1969, and the Corporation was incorporated in 1980, both under the laws of Maryland. Sheraton Hotels & Resorts and Westin Hotels & Resorts, Starwood’s largest brands, have been serving guests for more than 60 years. Starwood Vacation Ownership (and its predecessor, Vistana, Inc.) has been selling VOIs for more than 20 years.
      Our principal executive offices are located at 1111 Westchester Avenue, White Plains, New York 10604, and our telephone number is (914) 640-8100.
      For a discussion of our revenues, profits, assets and geographical segments, see the notes to financial statements of this Joint Annual Report. For additional information concerning our business, see Item 2. Properties, of this Joint Annual Report.
Competitive Strengths
      Management believes that the following factors contribute to our position as a leader in the lodging and vacation ownership industry and provide a foundation for the Company’s business strategy:
      Brand Strength. We have assumed a leadership position in markets worldwide based on our superior global distribution, coupled with strong brands and brand recognition. Our upscale and luxury brands continue to capture market share from our competitors by aggressively cultivating new customers while maintaining loyalty among the world’s most active travelers. The strength of our brands is evidenced, in part, by the superior ratings received from our hotel guests and from industry publications. In 2004 we had more than 30 of our hotels on the Condé Nast Traveler’s 2004 Readers Choice Awards List, including four hotels on their “Top 100 Best Hotels in the World.” For the third year in a row we were named the “World’s Leading Hotel Group” at the World Travel Awards.
      Frequent Guest Program. Our loyalty program, Starwood Preferred Guest® (“SPG”), has over 22 million members and since its inception in 1999, has been awarded the Hotel Program of the Year five times by consumers via the prestigious Freddie Awards. SPG has also received awards for Best Customer Service, Best Web Site, Best Elite-Level Program and Best Award Redemption. SPG, which was the first loyalty program in the hotel industry with a policy of no blackout dates and no capacity controls, enables members to redeem stays when they want and where they want. SPG yields repeat guest business due to rewarding frequent stays and purchasers of VOIs with points towards free hotel stays and other rewards, or airline miles with any of the participating 32 airline programs.
      Significant Presence in Top Markets. Our luxury and upscale hotel and resort assets are well positioned throughout the world. These assets are primarily located in major cities and resort areas that management believes have historically demonstrated a strong breadth, depth and growing demand for luxury and upscale hotels and resorts, in which the supply of sites suitable for hotel development has been limited and in which development of such sites is relatively expensive.
      Premier and Distinctive Properties. We control a distinguished and diversified group of hotel properties throughout the world, including the St. Regis in New York, New York; The Phoenician in Scottsdale, Arizona; the Hotel Gritti Palace in Venice, Italy; the St. Regis in Beijing, China; and the Westin Palace in Madrid, Spain. These are among the leading hotels in the industry and are at the forefront of providing the highest quality and service. Our properties are consistently recognized as the best of the best by readers of Condé Nast Traveler, who are among the world’s most sophisticated and discerning group of travelers. The November 2004 edition of the Condé Nast Traveler Magazine named four Starwood properties in the top 100 “Best in the World”, with over 30 properties listed in the Readers’ Choice Awards list. In addition, the Condé Nast Traveler Magazine January 2005 issue included 51 Starwood properties among its prestigious Gold List and Gold List Reserve, more than any other hotel company.
      Scale. As one of the largest hotel and leisure companies focusing on the luxury and upscale full-service lodging market, we have the scale to support our core marketing and reservation functions. We also believe that our scale will contribute to lower our cost of operations through purchasing economies areas such as insurance, energy, telecommunications, technology, employee benefits, food and beverage, furniture, fixtures and equipment and operating supplies.

      Diversification of Cash Flow and Assets. Management believes that the diversity of our brands, market segments served, revenue sources and geographic locations provides a broad base from which to enhance revenue and profits and to strengthen our global brands. This diversity limits our exposure to any particular lodging or vacation ownership asset, brand or geographic region.
      While we focus on the luxury and upscale portion of the full-service lodging and vacation ownership markets, our brands cater to a diverse group of sub-markets within this market. For example, the St. Regis hotels cater to high-end hotel and resort clientele while Four Points by Sheraton hotels deliver extensive amenities and services at more affordable rates.
      We derive our cash flow from multiple sources within our hotel and vacation ownership segments, including owned hotels activity and management and franchise fees, and are geographically diverse with operations around the world. The following tables reflect our hotel and vacation ownership properties by type of revenue source and geographical presence by major geographic area as of December 31, 2004:

	Number of
	Properties	Rooms

Owned hotels(a)	140	50,000
Managed and unconsolidated joint venture hotels	283	101,000
Franchised hotels	310	80,000
Vacation ownership resorts	19	5,000

Total properties	752	236,000

(a)	Includes wholly owned, majority owned and leased hotels.

	Number of
	Properties	Rooms

North America	437	151,000
Europe, Africa and the Middle East	175	43,000
Latin America	46	10,000
Asia Pacific	94	32,000

Total	752	236,000

Business Segment and Geographical Information
      Incorporated by reference in Note 21. Business Segment and Geographical Information, in the notes to financial statements set forth in Part II, Item 8. Financial Statements and Supplementary Data.
Business Strategy
      Our primary business objective is to maximize earnings and cash flow by increasing the profitability of our existing portfolio; selectively acquiring interests in additional assets; increasing the number of our hotel management contracts and franchise agreements; acquiring and developing vacation ownership resorts and selling VOIs; and maximizing the value of our owned real estate properties, including selectively disposing of non-core hotels (including hotels where the return on invested capital is not adequate) and “trophy” assets that may be sold at significant premiums. We plan to meet these objectives by leveraging our global assets, broad customer base and other resources and by taking advantage of our scale to reduce costs. The uncertainty relating to political and economic environments around the world and their consequent impact on travel in their respective regions and the rest of the world, make financial planning and implementation of our strategy more challenging.

      Growth Opportunities. Management has identified several growth opportunities with a goal of enhancing our operating performance and profitability, including:

•	Continuing to expand our role as a third-party manager of hotels and resorts. This allows us to expand the presence of our lodging brands and gain additional cash flow generally with modest capital commitment;

•	Franchising the Sheraton, Westin, Four Points by Sheraton and Luxury Collection brands to selected third-party operators and licensing the Westin, W and St. Regis brand names to selected third parties in connection with luxury residential condominiums, thereby expanding our market presence, enhancing the exposure of our hotel brands and providing additional income through franchise and license fees;

•	Expanding our internet presence and sales capabilities to increase revenue and improve customer service;

•	Continuing to grow our frequent guest program, thereby increasing occupancy rates while providing our customers with benefits based upon loyalty to our hotels and vacation ownership resorts;

•	Enhancing our marketing efforts by integrating our proprietary customer databases, so as to sell additional products and services to existing customers, improve occupancy rates and create additional marketing opportunities;

•	Optimizing use of our real estate assets to improve ancillary revenue, such as condominium sales and restaurant, beverage and parking revenue from our hotels and resorts;

•	Continuing to build the “W” hotel brand to appeal to upscale business travelers and other customers seeking full-service hotels in major markets by, among other things, placing Bliss Spas® and Bliss branded amenities in “W” hotels and expanding the W brand to resorts, in non-urban areas;

•	Innovations such as the Heavenly Bed® and Heavenly Bath®, the Sheraton Sweet Sleepersm Bed, the Sheraton Service Promisesm and the Four Points by Sheraton Four Comfort Bedsm;

•	Renovating, upgrading and expanding our branded hotels to further our strategy of strengthening brand identity;

•	Developing additional vacation ownership resorts and leveraging our hotel real estate assets where possible through VOI construction and residential or condominium sales;

•	Leveraging the Bliss product line and distribution channels; and

•	Increasing operating efficiencies through increased use of technology.
      We intend to explore opportunities to expand and diversify our hotel portfolio through internal development, minority investments and selective acquisitions of properties domestically and internationally that meet some or all of the following criteria:

•	Luxury and upscale hotels and resorts in major metropolitan areas and business centers;

•	Major tourist hotels, destination resorts or conference centers that have favorable demographic trends and are located in markets with significant barriers to entry or with major room demand generators such as office or retail complexes, airports, tourist attractions or universities;

•	Undervalued hotels whose performance can be increased by re-branding to one of our hotel brands, the introduction of better and more efficient management techniques and practices and/or the injection of capital for renovating, expanding or repositioning the property;

•	Hotels or brands which would enable us to provide a wider range of amenities and services to customers or provide attractive geographic distribution; and

•	Portfolios of hotels or hotel companies that exhibit some or all of the criteria listed above, where the purchase of several hotels in one transaction enables us to obtain favorable pricing or obtain attractive assets that would otherwise not be available or realize cost reductions on operating the hotels by incorporating them into the Starwood system.
      We may also selectively choose to develop and construct desirable hotels and resorts to help us meet our strategic goals, such as the ongoing development of the St. Regis Museum Tower Hotel in San Francisco, California which is expected to have approximately 260 hotel rooms and 102 residential condominiums.
      Furthermore, we have developed plans along with third party developers for flexible new-build Sheraton and Westin prototypes, with the intent of expanding these brands into tertiary markets.
Competition
      The hotel industry is highly competitive. Competition is generally based on quality and consistency of room, restaurant and meeting facilities and services, attractiveness of locations, availability of a global distribution system, price, the ability to earn and redeem loyalty program points and other factors. Management believes that we compete favorably in these areas. Our properties compete with other hotels and resorts, including facilities owned by local interests and facilities owned by national and international chains, in their geographic markets. Our principal competitors include other hotel operating companies, ownership companies (including hotel REITs) and national and international hotel brands.
      We encounter strong competition as a hotel, resort and vacation ownership operator and developer. While some of our competitors are private management firms, several are large national and international chains that own and operate their own hotels, as well as manage hotels for third-party owners and develop and sell VOIs, under a variety of brands that compete directly with our brands. In addition, hotel management contracts are typically long-term arrangements, but most allow the hotel owner to replace the management firm if certain financial or performance criteria are not met.
Environmental Matters
      We are subject to certain requirements and potential liabilities under various federal, state and local environmental laws, ordinances and regulations (“Environmental Laws”). For example, a current or previous owner or operator of real property may become liable for the costs of removal or remediation of hazardous or toxic substances on, under or in such property. Such laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances. The presence of hazardous or toxic substances may adversely affect the owner’s ability to sell or rent such real property or to borrow using such real property as collateral. Persons who arrange for the disposal or treatment of hazardous or toxic wastes may be liable for the costs of removal or remediation of such wastes at the treatment, storage or disposal facility, regardless of whether such facility is owned or operated by such person. We use certain substances and generate certain wastes that may be deemed hazardous or toxic under applicable Environmental Laws, and we from time to time have incurred, and in the future may incur, costs related to cleaning up contamination resulting from historic uses of certain of our current or former properties or our treatment, storage or disposal of wastes at facilities owned by others. Other Environmental Laws require abatement or removal of certain asbestos-containing materials (“ACMs”) (limited quantities of which are present in various building materials such as spray-on insulation, floor coverings, ceiling coverings, tiles, decorative treatments and piping located at certain of our hotels) in the event of damage or demolition, or certain renovations or remodeling. These laws also govern emissions of and exposure to asbestos fibers in the air. Environmental Laws also regulate polychlorinated biphenyls (“PCBs”), which may be present in electrical equipment. A number of our hotels have underground storage tanks (“USTs”) and equipment containing chlorofluorocarbons (“CFCs”); the operation and subsequent removal or upgrading of certain USTs and the use of equipment containing CFCs also are regulated by Environmental Laws. In connection with our ownership, operation and management of our properties, we could be held liable for costs of remedial or other action with respect to PCBs, USTs or CFCs.
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
      Although we have incurred and expect to incur remediation and various environmental-related costs during the ordinary course of operations, management anticipates that such costs will not have a material adverse effect on the operations or financial condition of the Company.
Seasonality and Diversification
      The hotel industry is seasonal in nature; however, the periods during which our properties experience higher revenue activities vary from property to property and depend principally upon location. Generally, our revenues and operating income have been lower in the first quarter than in the second, third or fourth quarters.
Comparability of Owned Hotel Results
      We continually update and renovate our owned, leased and consolidated joint venture hotels. While undergoing renovation, these hotels are generally not operating at full capacity and, as such, these renovations can negatively impact our revenues and operating income.
Employees
      At December 31, 2004, we employed approximately 120,000 employees at our corporate offices, owned and managed hotels and vacation ownership resorts, of whom approximately 44% were employed in the United States. At December 31, 2004, approximately 35% of the U.S.-based employees were covered by various collective bargaining agreements providing, generally, for basic pay rates, working hours, other conditions of employment and orderly settlement of labor disputes. Generally, labor relations have been maintained in a normal and satisfactory manner, and management believes that our employee relations are good, although labor negotiations continue in San Francisco and Los Angeles, where the union is attempting to negotiate a contract term that will expire at the same time as union contracts in other cities.

Item 2.	Properties.
      We are one of the largest hotel and leisure companies in the world, with operations in more than 80 countries. We consider our hotels and resorts, including vacation ownership resorts (together “Resorts”), generally to be premier establishments with respect to desirability of location, size, facilities, physical condition, quality and variety of services offered in the markets in which they are located. Although obsolescence arising from age and condition of facilities can adversely affect our Resorts, Starwood and third-party owners of managed and franchised Resorts expend substantial funds to renovate and maintain their facilities in order to remain competitive. For further information, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources in this Joint Annual Report.
      Our hotel business included 733 owned, managed or franchised hotels with approximately 231,000 rooms and our vacation ownership business included 19 vacation ownership resorts at December 31, 2004, predominantly under six brands. All brands represent full-service properties that range in amenities from luxury hotels and resorts to more moderately priced hotels. We also lease three stand-alone Bliss Spas, two in New York, New York and one in London, England. In addition, we are opening a Bliss Spa at the W New York and a Remedé Spa at the St. Regis Aspen.
      The following table reflects our hotel and vacation ownership properties, by brand:

	Hotels		VOI

	Properties	Rooms	Properties	Rooms

St. Regis and Luxury Collection	50	8,000	1	—
Sheraton	391	135,000	6	3,000
Westin	120	52,000	4	1,000
W	20	6,000	—	—
Four Points	135	24,000	—	—
Independent/Other	17	6,000	8	1,000

Total	733	231,000	19	5,000

      St. Regis Hotels & Resorts (luxury full-service hotels and resorts) deliver the most discreet, personalized and anticipatory level of service to high-end leisure and business travelers. St. Regis hotels typically have individual design characteristics to accentuate each individual location and city. Most St. Regis hotels have spacious, luxurious rooms and suites with highly designed, residential surroundings and include a 4- or 5-Star restaurant on premises. We are in the process of developing several condominium and fractional residential properties as part of existing, or to be built, St. Regis hotels. Some of these properties include the St. Regis Museum Tower Hotel in San Francisco, California, scheduled to open in mid 2005, the St. Regis in Aspen, Colorado, which opened in December 2004, and Temenos, Anguilla, a St. Regis Retreat, which is scheduled to debut in 2006.
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
      W Hotels (stylish boutique full-service urban hotels and resorts) was inaugurated in December 1998 with the opening of the W New York. W hotels provide a unique hotel alternative to business travelers, combining the personality, style and distinctive flavor of an intimate hotel with the functionality, reliability and attentive service of a major business and leisure hotel. W hotels feature modern, sophisticated design with custom-made furnishings and accessories, fully wired rooms with the most advanced technology in the industry, and unique, high-quality signature restaurants and bars. Together with partners, we are in the process of developing several condominium residences as part of the W hotels, including the W Dallas Victory Hotel and Residences which is expected to open in late 2005.
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
Hotel Business
      Owned, Leased and Consolidated Joint Venture Hotels. The following table summarizes revenue per available room (“REVPAR”)(1), average daily rates (“ADR”) and average occupancy rates on a year-to-year basis for our 138 owned, leased and consolidated joint venture hotels (excluding 26 hotels sold or closed during 2004 and 2003) (“Same-Store Owned Hotels”) for the years ended December 31, 2004 and 2003:

	Year Ended
	December 31,

	2004	2003	Variance

Worldwide (138 hotels with approximately 49,000 rooms)
REVPAR	$110.81	$98.03	13.0%
ADR	$161.74	$151.49	6.8%
Occupancy	68.5%	64.7%	3.8
North America (93 hotels with approximately 36,000 rooms)
REVPAR	$110.13	$98.21	12.1%
ADR	$156.65	$147.15	6.5%
Occupancy	70.3%	66.7%	3.6
International (45 hotels with approximately 13,000 rooms)
REVPAR	$112.72	$97.52	15.6%
ADR	$177.57	$165.37	7.4%
Occupancy	63.5%	59.0%	4.5

(1)	REVPAR is calculated by dividing room revenue which is derived from rooms and suites rented or leased, by total room nights available for a given period. REVPAR may not be comparable to similarly titled measures such as revenues.
     During the years ended December 31, 2004 and 2003, we invested approximately $299 million, excluding the inventory expenditures at the St. Regis Museum Tower in San Francisco, California discussed below, and $259 million, respectively, for capital improvements at owned hotels and capital expenditures on technology development. During 2004 and 2003, these capital expenditures included the significant renovation of our flagship Sheraton, the Sheraton New York Hotel and Towers in New York, New York.
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
      Managed Hotels. We manage hotels worldwide, usually under a long-term agreement with the hotel owner (including entities in which we have a minority equity interest). Our responsibilities under hotel management contracts typically include hiring, training and supervising the managers and employees that operate these facilities. For additional fees, we provide reservation services and coordinate national advertising and certain marketing and promotional services. We prepare and implement annual budgets for the hotels we manage and are responsible for allocating property-owner funds for periodic maintenance and repair of buildings and furnishings. In addition to our owned and leased hotels, at December 31, 2004, we managed 283 hotels with approximately 101,000 rooms worldwide.
      Management contracts typically provide for base fees tied to gross revenue and incentive fees tied to profits as well as fees for other services, including centralized reservations, sales and marketing, public relations and national and international media advertising. In our experience, owners seek hotel managers that can provide attractively priced base, incentive, marketing and franchise fees combined with demonstrated sales and marketing expertise and operations-focused management designed to enhance profitability. Some of our management contracts permit the hotel owner to terminate the agreement when the hotel is sold or otherwise transferred to a third party, as well as if we fail to meet established performance criteria. In addition, many hotel owners seek equity, debt or other investments from us to help finance hotel renovations or conversions to a Starwood brand so as to align the interests of the owner and the Company. Our ability or willingness to make such investments may determine, in part, whether we will be offered, will accept, or will retain a particular management contract. During 2004, we signed management agreements for 29 hotels with approximately 9,000 rooms, and 15 hotels with approximately 3,000 rooms left the system.
      Brand Franchising and Licensing. We franchise our Sheraton, Westin, Four Points by Sheraton and Luxury Collection brand names and generally derive licensing and other fees from franchisees based on a fixed percentage of the franchised hotel’s room revenue, as well as fees for other services, including centralized reservations, sales and marketing, public relations and national and international media advertising. In addition, a franchisee may also purchase hotel supplies, including brand-specific products, from certain Starwood-approved vendors. We approve certain plans for, and the location of, franchised hotels and review their design. At December 31, 2004, there were 310 franchised properties with approximately 80,000 rooms operating under the Sheraton, Westin, Four Points by Sheraton and Luxury Collection brands. During 2004, we signed franchise agreements with 35 hotels with approximately 7,000 rooms, and 16 hotels with approximately 4,000 rooms left the system.
      We have also entered into arrangements with several owners for mixed use hotel projects that will include a residential component. We entered into licensing agreements for the use of our W, Westin and St. Regis brands to allow the owners to offer branded condominiums to prospective purchasers. In consideration, we will receive a licensing fee equal to a percentage of the gross sales revenue of the units sold. The licensing arrangement terminates upon the earlier of sell-out of the units or a specified length of time.
Vacation Ownership and Residential Business
      We develop, own and operate vacation ownership resorts, market and sell the VOIs in the resorts and, in many cases, provide financing to customers who purchase such ownership interests. Owners of VOIs can trade their interval for intervals at other Starwood vacation ownership resorts, for intervals at certain vacation ownership resorts not otherwise sponsored by Starwood through an exchange company, or for hotel stays at Starwood properties. From time to time, we securitize or sell the receivables generated from our sale of VOIs.
      At December 31, 2004, we had 19 vacation ownership resorts in our portfolio with 12 actively selling VOIs, two expected to start construction in the future and five that have sold all existing inventory. During 2004 and 2003, we invested approximately $162 million and $140 million, respectively, for capital expendi-

tures, including VOI construction at Westin Ka’anapali Ocean Resort and Villas in Maui, Hawaii and Westin Mission Hills Resort in Rancho Mirage, California, and construction of fractional units at the St. Regis in Aspen, Colorado.
      In December 2004, we completed the conversion of 98 guest rooms at the St. Regis in Aspen, Colorado into 25 fractional units which are being sold in four week intervals, and 20 new hotel rooms. Also in late 2004, we began selling condominiums at the St. Regis Museum Tower which is under construction in San Francisco, California. For the year ended December 31, 2004, the Company invested approximately $75 million for construction of the hotel and residences at the St. Regis Museum Tower.

Item 3.	Legal Proceedings.
      Incorporated by reference to the description of legal proceedings in Note 20. Commitments and Contingencies, in the notes to financial statements set forth in Part II, Item 8. Financial Statements and Supplementary Data.

Item 4.	Submission of Matters to a Vote of Security Holders.
      Not applicable.
Executive Officers of the Registrants
      See Part III, Item 10. of this Joint Annual Report for information regarding the executive officers of the Registrants, which information is incorporated herein by reference.
PART II

Item 5.	Market for Registrants’ Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information
      The Shares are traded on the New York Stock Exchange (the “NYSE”) under the symbol “HOT.” The Class A Shares are all indirectly held by the Corporation and have never been traded.
      The following table sets forth, for the fiscal periods indicated, the high and low sale prices per Share on the NYSE Composite Tape.

	High	Low

2004
Fourth quarter	$59.50	$46.20
Third quarter	$46.65	$40.06
Second quarter	$45.04	$38.15
First quarter	$40.93	$34.81
2003
Fourth quarter	$37.60	$32.96
Third quarter	$36.55	$28.31
Second quarter	$30.65	$23.44
First quarter	$26.95	$21.68
Holders
      As of February 25, 2005, there were approximately 212,468,000 holders of record of Shares and one holder of record of the Class A Shares.

Distributions Made/ Declared
      The following table sets forth the frequency and amount of distributions made by the Trust to holders of Shares for the years ended December 31, 2004 and 2003:

Distributions
Made

2004
Annual distribution	$0.84(a	)
2003
Annual distribution	$0.84(a	)

(a)	The Trust declared distributions in the fourth quarter of 2004 and 2003 to shareholders of record on December 31, 2004 and 2003, respectively. The distributions were paid in January 2005 and 2004, respectively.
     The Corporation has not paid any cash dividends since its organization and does not anticipate that it will pay any dividends in the foreseeable future.
      Holders of Class B Shares are entitled, subject to certain conditions, to receive a non-cumulative annual distribution, which was set at an initial rate of $0.60 per Share for 1999, to the extent the distribution is authorized by the Board of Trustees of the Trust. The distribution was increased to an annual rate of $0.80 in 2001. In the beginning of 2002, we shifted from paying a quarterly distribution to paying an annual distribution (and intend to continue our distributions on an annual basis for 2005). For 2003 and 2004, the Trust paid a distribution of $0.84 per Share. Unless distributions for the then current distribution period have been paid on the Class B Shares, the Trust is not permitted to pay a distribution on the Class A Shares (except in certain circumstances). At this time, we anticipate that the 2005 distributions will be held constant at $0.84 per Share. The final determination of the amount of the distribution will be subject to economic and financial conditions, as well as approval by the Board of Trustees of the Trust.
Conversion of Securities; Sale of Unregistered Securities
      During 2004, approximately 109,000 shares of Class B Exchangeable Preferred Shares (“Class B EPS”) were converted into 119,000 shares of Class A Exchangeable Preferred Shares (“Class A EPS”). No shares of Class A EPS were exchanged for Shares during 2004. In accordance with the terms of the Class B EPS, approximately 567,000 shares of Class B EPS were redeemed for approximately $22 million in cash in 2004. As of December 31, 2004 approximately 53,000 Class B EPS remained outstanding.
Issuer Purchases of Equity Securities
      Pursuant to the Share Repurchase Program, Starwood repurchased 7.0 million Shares in the open market for an aggregate cost of $310 million during 2004. The Company repurchased the following Shares during the three months ended December 31, 2004:

				Maximum Number (or
				Approximate Dollar
	Total	Average	Total Number of Shares	Value) of Shares that
	Number of	Price	Purchased as Part	May Yet Be Purchased
	Shares	Paid for	of Publicly Announced	Under the Plans or
Period	Purchased	Share	Plans or Programs	Programs (in millions)

October	—	$—	—	$374
November	816,600	$51.22	816,600	$332
December	670,000	$53.81	670,000	$296

Total	1,486,600	$52.38	1,486,600

Item 6.	Selected Financial Data.
      The following financial and operating data should be read in conjunction with the information set forth under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes thereto appearing elsewhere in this Joint Annual Report and incorporated herein by reference.

	Year Ended December 31,

	2004	2003	2002	2001	2000

	(In millions, except per Share data)
Income Statement Data
Revenues	$5,368	$4,630	$4,588	$4,633	$4,945
Operating income	$653	$427	$551	$576	$968
Income from continuing operations	$369	$105	$251	$147	$397
Diluted earnings per Share from continuing operations	$1.72	$0.51	$1.22	$0.71	$1.94
Operating Data
Cash from continuing operations	$577	$755	$744	$736	$796
Cash from (used for) investing activities	$(415)	$515	$(282)	$(617)	$(660)
Cash used for financing activities	$(273)	$(979)	$(487)	$(162)	$(417)
Aggregate cash distributions paid	$172	$170	$40 (a )	$156	$134
Cash distributions declared per Share	$0.84	$0.84	$0.84	$0.80	$0.69

(a)	This balance reflects the payment made in January 2002 for the dividends declared for the fourth quarter of 2001. As the Trust now declares dividends annually, the 2002 annual dividend payment, which was made in January 2003, is reflected in the 2003 column.

	At December 31,

	2004	2003	2002	2001	2000

	(In millions)
Balance Sheet Data
Total assets	$12,298	$11,857	$12,190	$12,416	$12,627
Long-term debt, net of current maturities and including exchangeable units and Class B preferred shares	$3,823	$4,424	$4,500	$5,301	$5,090

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
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

CRITICAL ACCOUNTING POLICIES
      We believe the following to be our critical accounting policies:
      Revenue Recognition. Our revenues are primarily derived from the following sources: (1) hotel and resort revenues at our owned, leased and consolidated joint venture properties; (2) management and franchise fees; (3) vacation ownership revenues; and (4) other revenues which are ancillary to our operations. Generally, revenues are recognized when the services have been rendered. The following is a description of the composition of our revenues:

•	Owned, Leased and Consolidated Joint Ventures — Represents revenue primarily derived from hotel operations, including the rental of rooms and food and beverage sales from owned leased or consolidated joint venture hotels and resorts. Revenue is recognized when rooms are occupied and services have been rendered. These revenues are impacted by global economic conditions affecting the travel and hospitality industry as well as relative market share of the local competitive set of hotels. REVPAR is a leading indicator of revenue trends at owned, leased and consolidated joint venture hotels.

•	Management and Franchise Fees — Represents fees earned on hotels managed worldwide, usually under long-term contracts, and franchise fees received in connection with the franchise of the our Sheraton, Westin, Four Points by Sheraton and Luxury Collection brand names. Management fees are comprised of a base fee, which is generally based on a percentage of gross revenues, and an incentive fee, which is generally based on the property’s profitability. For any time during the year, incentive fees are recognized for the fees due and earned as if the contract was terminated at that date, exclusive of any termination fees due or payable. Therefore, during periods prior to year-end, the incentive fees recorded may not be indicative of the eventual incentive fees that will be recognized at year-end as conditions and incentive hurdle calculations may not be final. Franchise fees are generally based on a percentage of hotel room revenues. As with hotel revenues discussed above, these revenue sources are affected by conditions impacting the travel and hospitality industry as well as competition from other hotel management and franchise companies.

•	Vacation Ownership and Residential — We recognize revenue from VOI sales and financings and the sales of residential units which are typically a component of mixed use projects that include a hotel. Such revenues are impacted by the state of the global economies and, in particular, the U.S. economy, as well as interest rate and other economic conditions affecting the lending market. We determine the portion of revenues to recognize for sales accounted for under the percentage of completion method based on judgments and estimates including total project costs to complete. Additionally, we record reserves against these revenues based on expected default levels. Changes in costs could lead to adjustments to the percentage of completion status of a project, which may result in differences in the timing and amount of revenues recognized from the projects. We anticipate developing future high end VOI projects adjacent to or as part of our luxury resorts, resulting in cross-selling opportunities and an audience of higher-end purchasers, yielding both higher revenues and reduced risks associated with financing these VOI sales.
      Frequent Guest Program. SPG is our frequent guest incentive marketing program. SPG members earn points based on spending at our properties, as incentives to first time buyers of VOIs and, to a lesser degree, through participation in affiliated partners’ programs. Points can be redeemed at most of our owned, leased, managed and franchised properties. The cost of operating the program, including the estimated cost of award redemption, is charged to properties based on members’ qualifying expenditures. Revenue is recognized by participating hotels and resorts when points are redeemed for hotel stays.
      We, through the services of third-party actuarial analysts, determine the fair value of the future redemption obligation based on statistical formulas which project the timing of future point redemption based on historical experience, including an estimate of the “breakage” for points that will never be redeemed, and an estimate of the points that will eventually be redeemed. Actual expenditures for SPG may differ from the actuarially determined liability. The total actuarially determined liability as of December 31, 2004 and 2003 is

$255 million and $201 million, respectively. A 10% reduction in the “breakage” of points would result in an increase of $38 million to the liability at December 31, 2004.
      Long-Lived Assets. We evaluate the carrying value of our long-lived assets for impairment by comparing the expected undiscounted future cash flows of the assets to the net book value of the assets if certain trigger events occur. If the expected undiscounted future cash flows are less than the net book value of the assets, the excess of the net book value over the estimated fair value is charged to current earnings. Fair value is based upon discounted cash flows of the assets at a rate deemed reasonable for the type of asset and prevailing market conditions, appraisals and, if appropriate, current estimated net sales proceeds from pending offers. We evaluate the carrying value of our long-lived assets based on our plans, at the time, for such assets and such qualitative factors as future development in the surrounding area, status of expected local competition and projected incremental income from renovations. Changes to our plans, including a decision to dispose of or change the intended use of an asset, can have a material impact on the carrying value of the asset. When a decision is made to sell an asset, we do not record that asset as held for sale until all the criteria in SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” have been met and we have received a non-refundable deposit.
      Legal Contingencies. We are subject to various legal proceedings and claims, the outcomes of which are subject to significant uncertainty. SFAS No. 5, “Accounting for Contingencies,” requires that an estimated loss from a loss contingency should be accrued by a charge to income if it is probable that an asset has been impaired or a liability has been incurred and the amount of the loss can be reasonably estimated. We evaluate, among other factors, the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of loss and changes in these factors could materially impact our financial position or our results of operations.
      Income Taxes. We provide for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.” The objectives of accounting for income taxes are to recognize the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in an entity’s financial statements or tax returns. Judgment is required in assessing the future tax consequences of events that have been recognized in our financial statements or tax returns.
RESULTS OF OPERATIONS
      The following discussion presents an analysis of results of our operations for the years ended December 31, 2004, 2003 and 2002.
      Our operating results for 2004 improved significantly when compared to 2003 due, in large part, to the continued economic recovery in the United States, particularly its effect on the hospitality industry. Our operating results for a substantial part of 2003 were significantly impacted by the weakened worldwide economic environment, the war in Iraq and its aftermath, and the Severe Acute Respiratory Syndrome (“SARS”) epidemic, all of which resulted in a dramatic slowdown in business and international travel. In the latter part of 2003 and continuing into 2004, transient travel in North America, where we have our largest concentration of owned hotels, began to increase, more than offsetting the then weaknesses in group travel.
      We derive the majority of our revenues and operating income from our owned, leased and consolidated joint venture hotels and, as discussed above, a significant portion of these results are driven by these hotels in North America. Total revenues generated from our hotels in North America for the years ending December 31, 2004 and 2003 were $2.423 billion and $2.285 billion, respectively (our worldwide owned, leased and consolidated joint venture revenues were $3.326 billion and $3,085 billion for 2004 and 2003, respectively).

The following represents the geographical breakdown of our owned, leased and consolidated joint venture revenues in North America by metropolitan area for the years ended December 31, 2004 and 2003:

Top Ten Metropolitan Areas as a % of Owned North America Revenues for
the Year Ended December 31, 2004 with Comparable Data for 2003

	2004	2003
Metropolitan Area	Revenues	Revenues

New York, NY	19.2%	17.1%
Boston, MA	9.4%	9.2%
San Diego, CA	5.2%	5.8%
Phoenix, AZ	5.0%	4.9%
Los Angeles-Long Beach, CA	4.8%	4.6%
Atlanta, GA	4.4%	4.7%
Toronto, Canada	3.9%	3.3%
Seattle, WA	3.8%	3.9%
Maui, HI	3.5%	3.1%
Houston, TX	2.8%	2.7%
All Other	38.0%	40.7%

Total	100%	100%

      A leading indicator for the performance of our owned, leased and consolidated joint venture hotels is REVPAR, which we consider to be a meaningful indicator of our performance, as it measures the period-over-period growth in rooms revenue for comparable properties. This is particularly the case in the United States where there is no impact on this measure from foreign exchange rates.
Year Ended December 31, 2004 Compared with Year Ended December 31, 2003
Continuing Operations
      Revenues. Total revenues, including other revenues from managed and franchised properties, were $5.368 billion, an increase of $738 million when compared to 2003 levels. Revenues reflect a 7.8% increase in revenues from our owned, leased and consolidated joint venture hotels to $3.326 billion for the year ended December 31, 2004 when compared to $3.085 billion in the corresponding period of 2003, an increase of $164 million in management fees, franchise fees and other income to $419 million for the year ended December 31, 2004 when compared to $255 million in the corresponding period of 2003, an increase of $201 million in vacation ownership and residential revenues to $640 million for the year ended December 31, 2004 when compared to $439 million in the corresponding period of 2003 and an increase of $132 million in other revenues from managed and franchised properties to $983 million for the year ended December 31, 2004 when compared to $851 million in the corresponding period of 2003.
      The increase in revenues from owned, leased and consolidated joint venture hotels is due in large part to the continued economic recovery, particularly its effect on the hospitality industry. The war in Iraq, the SARS epidemic and the weakened worldwide economic environment in 2003 negatively impacted the results for a substantial part of the year ended December 31, 2003. Results in 2004 were also favorably impacted by the addition of the Sheraton Kauai in Hawaii which we acquired in March 2004. These improved results in 2004 were offset, in part, by the absence in 2004 of the revenues generated by 16 non-strategic domestic hotels and four hotels in Costa Smeralda, Italy, which were for the most part, sold in the first half of 2003. Revenues from these hotels in 2003 were $110 million. Revenues at our hotels owned during both periods (“Same-Store Owned Hotels”) (138 hotels for the year ended December 31, 2004 and 2003, excluding 26 hotels sold or closed or without comparable results in 2004 and 2003) increased 11.4%, or $333 million, to $3.266 billion for the year ended December 31, 2004 when compared to $2.933 billion in the same period of 2003 due primarily to an increase in REVPAR. REVPAR at our Same-Store Owned Hotels increased 13.0% to $110.81 for the year ended December 31, 2004 when compared to the corresponding 2003 period. The increase in REVPAR was attributed to increases in occupancy rates to 68.5% in the year ended December 31, 2004 when compared to 64.7% in the same period in 2003, and a 6.8% increase in ADR at these Same-Store Owned Hotels to $161.74 for the year ended December 31, 2004 compared to $151.49 for the corresponding 2003 period. REVPAR at Same-Store Owned Hotels in North America increased 12.1% for the year ended December 31, 2004 when compared to the same period of 2003 due to increased transient and group travel business for the period. REVPAR growth at these hotels, and thereby revenues, was strongest in major metropolitan cities such as New York, Boston, Toronto and Los Angeles where we have a large concentration of owned hotels. REVPAR at our international Same-Store Owned Hotels, increased by 15.6% for the year ended December 31, 2004 when compared to the same period of 2003, with Europe, where we have our biggest concentration of international owned hotels, increasing 13.2%. REVPAR for Same-Store Owned Hotels internationally increased 6.7% for the year ended December 31, 2004 excluding the favorable effects of foreign currency translation. REVPAR for Same-Store Owned Hotels in Europe increased 3.1% excluding the favorable effect of foreign currency translation.
      The increase in vacation ownership and residential sales and services is primarily due to the increase in the sales of VOIs of 47.1% to $531 million in 2004 compared to $361 million in 2003. These increases represent increased sales volume as well as the revenue recognition from progressing and completed projects accounted for under the percentage of completion accounting methodology as required by generally accepted accounting principles primarily at the Westin Ka’anapali Ocean Resort Villas in Maui, Hawaii, The St. Regis in Aspen, Colorado, the Westin Kierland Resort and Spa in Scottsdale, Arizona, the Sheraton Vistana Villages in Orlando, Florida, and the Westin Mission Hills Resort in Rancho Mirage, California. Contract sales of VOI inventory, which represents vacation ownership revenues before adjustments for percentage of completion accounting and rescissions and excluding fractional sales at the St. Regis Aspen and residential sales at the St. Regis Museum Tower in San Francisco, California described below, increased 28.4% in the year ended December 31, 2004 when compared to the same period in 2003. The increase in vacation ownership and residential sales in 2004, when compared to 2003, was also due to sales of fractional units at the St. Regis in Aspen, Colorado and residential units at the St. Regis Museum Tower in San Francisco, California, both of which were new projects in 2004. In December 2004, we completed the conversion of 98 guest rooms at the St. Regis in Aspen into 25 fractional units, which are being sold in four week intervals, and 20 new hotel rooms. In 2004, we recognized approximately $51 million of revenues from this project. We also began selling condominiums at the St. Regis Museum Tower in San Francisco in late 2004 and recognized approximately $15 million of revenues from this project in 2004. The St. Regis Museum Tower is under construction and is expected to open in the summer of 2005 with 260 hotel rooms and 102 condominium units.
      The increase in management fees, franchise fees and other income of $164 million was primarily due to the inclusion of approximately $49 million of revenues from the Bliss spas and product sales, which were acquired at the beginning of 2004, and approximately $46 million of income (including the impact of foreign exchange rates) earned on the Le Meridien debt participation acquired by us in late December 2003. Additionally, management and franchise fees increased approximately $53 million to $303 million for the year ended December 31, 2004, when compared to $250 million in the same period of 2003, due to strong top line growth resulting from the economic recovery discussed earlier.
      Other revenues and expenses from managed and franchised properties increased to $983 million from $851 million for the year ended December 31, 2004 and 2003, respectively. These revenues represent reimbursements of costs incurred on behalf of managed hotel properties and franchisees and relate primarily to payroll costs at managed properties where we are the employer. Since the reimbursements are made based upon the costs incurred with no added margin, these revenues and corresponding expenses have no effect on our operating income and our net income.
      Operating Income. Our total operating income was $653 million in the year ended December 31, 2004 compared to $427 million in 2003. Excluding depreciation and amortization of $431 million and $429 million for the years ended December 31, 2004 and 2003, respectively, operating income increased 26.6% or $228 million to $1.084 billion for the year ended December 31, 2004 when compared to $856 million in the same period in 2003, primarily due to the improved owned hotel performance and vacation ownership sales discussed above, offset in part by certain non-recurring increases in selling, general, and administrative costs, including the accrual, not payment, for separation costs for our Executive Chairman as provided for in his employment agreement, higher incentive compensation costs commensurate with our improved performance, certain legal settlement costs, and costs associated with our World Conference in January 2004 (we did not have a conference in the prior year).
      Operating income at our hotel segment was $664 million in the year ended December 31, 2004 compared to $445 million in the same period of 2003. The improved operating results at our owned, leased and consolidated joint venture hotels more than offset the absence of operating income from the hotels sold in 2003 as discussed above, as well as the increased energy and health insurance costs. Operating income for the vacation ownership and residential segment was $142 million in the year ended December 31, 2004 compared to $89 million for the same period in 2003 primarily due to the significant increase in income from the sales of VOIs and the percentage of completion accounting methodology discussed above.
      Restructuring and Other Special Credits, Net. During the twelve months ended December 31, 2004, we reversed a $37 million reserve previously recorded through restructuring and other special charges due to a favorable judgment in a litigation matter. During the twelve months ended December 31, 2003, we received $12 million in a favorable settlement of a litigation matter. This credit was offset by an increase of $13 million in a reserve for legal defense costs associated with a separate litigation matter. Additionally, we reversed a $9 million liability that was originally established in 1997 for the ITT Excess Pension Plan and is no longer required as we finalized the settlement of the remaining obligations associated with the plan and reversed $1 million related to the collection of receivables previously deemed impaired.
      Depreciation and Amortization. Depreciation expense increased $3 million to $413 million during the year ended December 31, 2004 compared to $410 million in the corresponding period of 2003. This slight increase was due to additional depreciation expense resulting from capital expenditures at our owned, leased and consolidated joint venture hotels in the past 12 months. Amortization expense decreased to $18 million in the year ended December 31, 2004 compared to $19 million in the corresponding period of 2003.
      Gain on Sale of VOI Notes Receivable. Gains from the sale of VOI receivables of $14 million and $15 million in 2004 and 2003, respectively, are primarily due to the sale of $113 million and $181 million of vacation ownership receivables during the years ended December 31, 2004 and 2003, respectively.
      Net Interest Expense. Interest expense, which is net of discontinued operations allocations of $7 million for the year ended December 31, 2003, decreased to $254 million from $282 million. This decrease was due primarily to the lower debt balances in 2004 compared to the same period of 2003 as a result of the paydown of debt in 2003 with the proceeds from asset sales, the payoff of the Series B Convertible Senior Notes in 2004, and the amortization of deferred gains recorded as a result of interest rate swap terminations completed in early March 2004, offset in part by slightly higher interest rates. Our weighted average interest rate was 5.81% at December 31, 2004 versus 5.46% at December 31, 2003.
      Loss On Asset Dispositions and Impairments, Net. During 2004, we recorded a net loss of $33 million primarily related to the sale of two hotels in 2004, the sale of one hotel in January 2005, and three investments deemed impaired in 2004.
      During 2003, we recorded a $181 million charge related to the impairment of 18 non-core domestic hotels that were held for sale. We sold 16 of these hotels for net proceeds of $404 million. We also recorded a $9 million gain on the sale of a 51% interest in undeveloped land in Costa Smeralda in Sardinia, Italy. This gain was offset by a $9 million write down of the value of a hotel which was formerly operated together with one of the non-core domestic hotels and is now closed and under review for alternative use and a $2 million charge related to an impairment of an investment.
      Discontinued Operations. For the year ended December 31, 2004, the net gain on dispositions includes $16 million related to the favorable resolution of certain tax matters and $10 million primarily related to the reversal of reserves, both of which related to our former gaming business which was disposed of in 1999. The reserves were reversed as the related contingencies were resolved.

      For the year ended December 31, 2003, loss from discontinued operations represents the results of the Principe di Savoia Hotel in Milan, Italy (“Principe”) net of $7 million of allocated interest expense. We sold the Principe in June 2003, with no continuing involvement. The net gain on dispositions for the year ended December 31, 2003 consists of $174 million of gains recorded in connection with the sale of the Principe on June 30, 2003 and the reversal of a $32 million accrual relating to our former gaming business disposed of in 1999 and 2000. We believe that these accruals are no longer required as the related contingencies have been resolved.
      Income Tax Expense. The effective income tax rate for continuing operations for the year ended December 31, 2004 was approximately 10.5%. Our effective income tax rate is determined by the level and composition of pre-tax income subject to varying foreign, state and local taxes and other items. The effective tax rate for the year ended December 31, 2004 benefited from approximately $28 million primarily related to the reversal of tax reserves as a result of the resolution of certain tax matters during the year. For the year ended December 31, 2003 we had a tax benefit of $113 million on a pre-tax loss of $11 million, primarily due to the tax exempt Trust income and the favorable settlement of various tax matters.
Year Ended December 31, 2003 Compared with Year Ended December 31, 2002
Continuing Operations
      Revenues. Total revenues, including other revenues from managed and franchised properties, were $4.630 billion, remaining virtually flat compared to 2002 levels. Revenues reflect a 3.3% decrease in revenues from our owned, leased and consolidated joint venture hotels to $3.085 billion for the year ended December 31, 2003 when compared to $3.190 billion in the corresponding period of 2002, a decrease of $10 million in management fees, franchise fees and other income to $255 million for the year ended December 31, 2003 when compared to $265 million in the corresponding period of 2002, an increase of $86 million in vacation ownership and residential revenues to $439 million for the year ended December 31, 2003 when compared to $353 million in the corresponding period of 2002 and an increase of $71 million in other revenues from managed and franchised properties to $851 million for the year ended December 31, 2003 when compared to $780 million in the corresponding period of 2002.
      The decrease in revenues from owned, leased and consolidated joint venture hotels is due primarily to the absence of revenues generated by 16 non-strategic domestic hotels and four hotels in Costa Smeralda, Italy, which were mostly sold in the first half of 2003, and offset by increased revenues from our Same-Store Owned Hotels (140 hotels for 2003 and 2002, excluding 25 hotels sold or closed during these periods). Revenues from the 20 sold hotels during 2003 were $110 million, a decrease of $140 million as compared to $250 million in the same period of 2002. Revenues from our Same-Store Owned Hotels increased 2.0% to $2.967 billion for the year ended December 31, 2003 when compared to $2.909 billion in the same period of 2002 due primarily to an increase in REVPAR. REVPAR at our Same-Store Owned Hotels increased 1.3% to $98.34 for the year ended December 31, 2003 when compared to the corresponding 2002 period. The increase in REVPAR at these Same-Store Owned Hotels was attributed to an increase in occupancy to 64.6% in the year ended December 31, 2003 when compared to 64.0% in the same period of 2002 and a slight increase in ADR of 0.3% to $152.12 for the year ended December 31, 2003 compared to $151.69 for the corresponding 2002 period. REVPAR at Same-Store Owned Hotels in North America decreased 0.2% for the year ended December 31, 2003 when compared to the same period of 2002. The slight decrease in REVPAR and revenues from owned, leased and consolidated joint venture hotels in North America was primarily due to the decline in business transient demand as a result of the weakened global economies. REVPAR at our international Same-Store Owned Hotels increased by 5.8% for the year ended December 31, 2003 when compared to the same period of 2002, primarily due to the favorable effect of foreign currency translation. Including the impact of foreign currency, REVPAR for Same-Store Owned Hotels in Europe increased 6.2%, in Latin America decreased 5.5% and in Asia Pacific increased 31.7% when compared to 2002. Excluding the favorable effect of foreign exchange, REVPAR at our Same-Store Owned Hotels internationally decreased 6.5% for the year ended 2003 when compared to 2002 due to the weakened global economies and adverse political and economic conditions.

      The increase in vacation ownership and residential sales and services primarily resulted from the increase in VOI sales of 30.7% to $361 million in 2003 compared to $276 million in 2002. Contract sales of VOI inventory increased 23.2% in the year ended December 31, 2003 when compared to the same period in 2002, primarily as a result of sales at the Westin Ka’anapali Ocean Resort Villas in Maui, Hawaii, which sold out the first phase prior to the opening, as well as strong demand reflected in our resorts in Scottsdale and Orlando in the latter part of the year.
      The decrease in management fees, franchise fees and other income of $10 million was primarily due to reduced interest income and increased insurance claims at our captive insurance company offset, in part, by an increase in management and franchise fees.
      Other revenues and expenses from managed and franchised properties increased to $851 million in 2003 when compared to $780 million in 2002, primarily due to the addition of hotels to our portfolio of managed and franchised hotels. These revenues represent reimbursements of costs incurred on behalf of managed hotel properties and franchisees and relate primarily to payroll costs at managed properties where we are the employer. Since the reimbursements are made based upon the costs incurred with no added margin, these revenues and corresponding expenses have no effect on our operating income and net income.
      Operating Income. Our total operating income (which includes $9 million of restructuring and other special credits in 2003 and $7 million of restructuring and other special credits and $30 million of foreign exchange gains related to the devaluation of the Argentine Peso in 2002) was $427 million for the year ended December 31, 2003 compared to $551 million in the same period of 2002. Excluding depreciation and amortization of $429 million and $488 million for the years ended December 31, 2003 and 2002, respectively, operating income decreased 17.6% or $183 million to $856 million for the year ended December 31, 2003 when compared to $1.039 million in the same period in 2002, primarily due to the decline in operating income at our owned, leased and consolidated joint venture hotels as a result of the weakened global economies, the war in Iraq and its aftermath and the SARS epidemic and the absence of the revenues and corresponding operating income from the sold properties discussed above. Operating income at our owned, leased and consolidated joint venture hotels was $445 million for the year ended December 31, 2003 compared to $589 million in the same period of 2002. These hotels were also negatively impacted by increased energy, workers compensation insurance and other health benefits related costs and reduced cancellation and telecommunication fees in 2003 when compared to 2002. In addition, our total operating income in 2003 was adversely impacted by the nonrecurring Argentina foreign exchange gains in 2002 of $30 million.
      Operating income for the vacation ownership segment was $89 million in the year ended December 31, 2003 compared to $69 million in 2002 primarily due to the increased sales from the vacation ownership projects discussed above.
      Restructuring and Other Special Credits, Net. During 2003, we received $12 million in a favorable settlement of a litigation matter. This credit was offset by an increase of $13 million in a reserve for legal defense costs associated with a separate litigation matter. Additionally, we reversed a $9 million liability that was originally established in 1997 for the ITT Excess Pension Plan and is no longer required as we finalized the settlement of its remaining obligations associated with the plan and reversed $1 million related to the collection of receivables previously deemed impaired. During the year ended December 31, 2002, we reversed $7 million of previously recorded restructuring and other special charges primarily related to adjustments to the severance liability established in connection with the cost containment efforts after the events of September 11, 2001, sales of our investments in certain e-business ventures previously deemed impaired and the collection of receivables which were previously deemed uncollectible.
      Depreciation and Amortization. Depreciation expense decreased to $410 million in the year ended December 31, 2003 compared to $473 million in the corresponding period of 2002. Additional depreciation resulting from capital expenditures at our owned, leased and consolidated joint venture hotels was more than offset by the reduced depreciation expense from fully depreciated furniture, fixtures and equipment, as we reached the five year anniversary of the merger with ITT Corporation in February 2003 and the 16 non-core domestic hotels, and the four Costa Smeralda hotels which were initially classified as held for sale and depreciation suspended effective March 31, 2003. Amortization expense increased to $19 million in the year ended December 31, 2003 compared to $15 million in the corresponding period of 2002 due to the additional amortization of intangible assets associated with costs incurred in connection with new management contracts.
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
      Net Interest Expense. Interest expense for the years ended December 31, 2003 and 2002, which is net of interest income of $5 million and $2 million, respectively, and discontinued operations allocations of $7 million and $15 million for 2003 and 2002, respectively, decreased to $282 million from $323 million, due primarily to the pay down of debt with $1.1 billion of proceeds from the hotel sales discussed previously, $30 million of early debt extinguishment charges recorded in the second quarter of 2002, lower interest rates in 2003 compared to 2002 and the impact of certain financing transactions, including the issuance of debt in April 2002 and May 2003. Our weighted average interest rate was 5.46% at December 31, 2003 versus 5.64% at December 31, 2002.
      Gain (loss) on Asset Dispositions and Impairments, Net. During 2003, we recorded a $181 million charge related to the impairment of 18 non-core domestic hotels that were held for sale. We sold 16 of these hotels for net proceeds of $404 million. We also recorded a $9 million gain on the sale of a 51% interest in undeveloped land in Costa Smeralda in Sardinia, Italy. This gain was offset by a $9 million write down of the value of a hotel which was formerly operated together with one of the non-core domestic hotels and is now closed and under review for alternative use and a $2 million charge related to an impairment of an investment. During 2002, we sold our investment in Interval International, for a gain of $6 million. This gain is offset in part by a net loss of $3 million on the disposition of two hotels.
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
      Discontinued Operations. For the years ended 2003 and 2002, loss from discontinued operations represents the results of the Principe, net of $7 million and $15 million, of allocated interest expense, respectively. We sold the Principe with no continuing involvement in June 2003. The net gain on dispositions for 2003 consists of $174 million of gains recorded in connection with the sale of the Principe and the reversal of a $32 million accrual relating to our gaming businesses disposed of in 1999 and 2000 which are no longer required as the related contingencies have been resolved.
      During 2002, we recorded an after tax gain of $109 million from discontinued operations primarily related to the issuance of new Internal Revenue Service (“IRS”) regulations in early 2002, which allowed us to recognize a $79 million tax benefit from a tax loss on the 1999 sale of the former gaming business. The tax loss was previously disallowed under the old regulations. In addition, we recorded a $25 million gain resulting from an adjustment to our tax basis in ITT World Directories, a subsidiary which was disposed of in early 1998 through a tax deferred reorganization. The increase in the tax basis has the effect of reducing the deferred tax charge recorded on the disposition in 1998. This gain also included the reversal of $5 million of liabilities set up in conjunction with the sale of the former gaming business that are no longer required as the related contingencies have been resolved.

LIQUIDITY AND CAPITAL RESOURCES
Cash From Operating Activities
      Cash flow from operating activities is the principal source of cash used to fund our operating expenses, interest payments on debt, maintenance capital expenditures and distribution payments by the Trust. We anticipate that cash flow provided by operating activities will be sufficient to service these cash requirements. In 2002, we shifted from a quarterly distribution to an annual distribution, and declared a distribution of $0.84 per Share to shareholders of record on December 31, 2003 and 2004. We paid the 2003 distribution in January 2004 and the 2004 distribution in January 2005. We believe that existing borrowing availability together with capacity from additional borrowings and cash from operations will be adequate to meet all funding requirements for our operating expenses, interest payments on debt, maintenance capital expenditures and distribution payments by the Trust for the foreseeable future.
      Provisions of certain of our secured debt require that cash reserves be maintained. Additional cash reserves are required if aggregate operations of the related hotels fall below a specified level. Additional cash reserves for certain debt became required in late 2003 following a difficult period in the hospitality industry, resulting from the war in Iraq and the worldwide economic downturn. As of December 31, 2004 and 2003, $132 million and $13 million, respectively, of cash related to these required cash reserves was classified as restricted cash in our consolidated balance sheet. The cash reserves, which are expected to continue to accrue and remain restricted through September 2005, are not expected to have a material impact on our liquidity. Once aggregate hotel operations meet the specified levels over the required time period, the additional cash reserves, plus accrued interest, will be released to us.
      In addition, state and local regulations governing sales of VOIs allow the purchaser of such a VOI to rescind the sale subsequent to its completion for a pre-specified number of days or until a certificate of occupancy is obtained. As such, cash collected from such sales during the rescission period is also classified as restricted cash in our consolidated balance sheets. At December 31, 2004 and 2003, we have $200 million and $56 million, respectively, of such restricted cash.
Cash Used for Investing Activities
      Contractual Obligations. On December 30, 2003, together with Lehman Brothers, we announced the acquisition of all of the outstanding senior debt (approximately $1.3 billion), at a discount, of Le Meridien. Our approximate $200 million investment is represented by a high yield junior participation interest. As part of this investment, we entered into an agreement with Lehman Brothers whereby they would negotiate with us on an exclusive basis towards a recapitalization of Le Meridien. The exclusivity period expired in early April 2004 although negotiations with Lehman Brothers are continuing. While negotiations are continuing, there can be no assurance that transaction agreements will be entered into or a transaction consummated and if consummated what the terms and form of such a transaction would be.
      In limited cases, we have made loans to owners of or partners in hotel or resort ventures for which we have a management or franchise agreement. Loans outstanding under this program totaled $160 million at December 31, 2004. We evaluate these loans for impairment, and at December 31, 2004, believe these loans are collectible. Unfunded loan commitments, excluding the Westin Boston, Seaport Hotel discussed below, aggregating $46 million were outstanding at December 31, 2004, of which $7 million are expected to be funded in 2005 and $30 million are expected to be funded in total. These loans typically are secured by pledges of project ownership interests and/or mortgages on the projects. We also have $78 million of equity and other potential contributions associated with managed or joint venture properties, $34 million of which is expected to be funded in 2005.
      We participate in programs with unaffiliated lenders in which we may partially guarantee loans made to facilitate third-party ownership of hotels that we manage or franchise. As of December 31, 2004, we were a guarantor for a loan which could reach a maximum of $30 million related to the St. Regis in Monarch Beach, California, which opened in mid-2001. We do not anticipate any funding under the loan guarantee in 2005, as the project is well capitalized. Furthermore, since this property was funded with significant equity and subordinated debt financing, if our loan guarantee was to be called, we could take an equity position in this property at a value significantly below construction costs.
      Additionally, during the second quarter of 2004, we entered into a long-term management contract to manage the Westin Boston, Seaport Hotel in Boston, Massachusetts, which is under construction and scheduled to open in 2006. In connection with this agreement, we will provide up to $28 million in mezzanine loans and other investments ($13 million of which has been funded) as well as various guarantees, including a principal repayment guarantee for the term of the senior debt (four years with a one-year extension option), which is capped at $40 million, and a debt service guarantee during the term of the senior debt which is limited to the interest expense on the amounts drawn under such debt and principal amortization. Any payments under the debt service guarantee, attributable to principal, will reduce the cap under the principal repayment guarantee. The fair value of these guarantees of $3 million is reflected in other liabilities in our accompanying balance sheet as of December 31, 2004. In addition, we have issued a completion guarantee for this approximate $200 million project. In the event the completion guarantee is called on, we would have recourse to a guaranteed maximum price contract from the general contractor, performance bonds from all major trade contractors and a payment bond from the general contractor. We would only be required to perform under the completion guaranty in the event of a default by the general contractor that is not cured by the contractor or the applicable bonds. We do not anticipate that we would be required to perform under these guarantees.
      Surety bonds issued on behalf of us as of December 31, 2004 totaled $38 million, the majority of which were required by state or local governments relating to our vacation ownership operations and by our insurers to secure large deductible insurance programs.
      To secure management contracts, we may provide performance guarantees to third-party owners. Most of these performance guarantees allow us to terminate the contract rather than fund shortfalls if certain performance levels are not met. In limited cases, we are obliged to fund shortfalls in performance levels through the issuance of loans. As of December 31, 2004, we had nine management contracts with performance guarantees with possible cash outlays of up to $76 million, $50 million of which, if required, would be funded over a period of 25 years and would be largely offset by management fees received under these contracts. Many of the performance tests are multi-year tests, are tied to the results of a competitive set of hotels, and have exclusions for force majeure and acts of war and terrorism. We do not anticipate any significant funding under the performance guarantees in 2005. In addition, we have agreed to guarantee certain performance levels at a managed property that has authorized VOI sales and marketing. The exact amount and nature of the guaranty is currently under dispute. However, we do not believe that any payments under this guaranty will be significant. We do not anticipate losing a significant number of management or franchise contracts in 2005.
      We had the following contractual obligations outstanding as of December 31, 2004 (in millions):

		Due in Less
		Than	Due in	Due in	Due After
	Total	1 Year	1-3 Years	4-5 Years	5 Years

Long-term debt	$4,440	$619	$1,744	$468	$1,609
Capital lease obligations	2	—	—	—	2
Operating lease obligations	1,133	74	137	122	800
Unconditional purchase obligations(1)	161	50	65	26	20
Other long-term obligations	2	2	—	—	—

Total contractual obligations	$5,738	$745	$1,946	$616	$2,431

(1)	Included in these balances are commitments that may be satisfied by our managed and franchised properties.

     We had the following commercial commitments outstanding as of December 31, 2004 (in millions):

		Amount of Commitment Expiration Per Period

		Less Than			After
	Total	1 Year	1-3 Years	4-5 Years	5 Years

Standby letters of credit	$125	$125	$—	$—	$—
Hotel loan guarantees(1)(2)	67	—	—	37	30
Other commercial commitments	—	—	—	—	—

Total commercial commitments	$192	$125	$—	$37	$30

(1)	Excludes fair value of guarantees which are reflected in our consolidated balance sheet.

(2)	Excludes a debt service guarantee since no substantial debt has been drawn.
     In January 2004, we acquired a 95% interest in Blissworld LLC which operates three stand alone spas (two in New York, New York and one in London, England) and a beauty products business with distribution through its own internet site and catalogue as well as through third party retail stores. The purchase price for the acquired interest was approximately $25 million, and was funded from available cash.
      We intend to finance the acquisition of additional hotel properties (including equity investments), hotel renovations, VOI construction, capital improvements, technology spend and other core business acquisitions and investments and provide for general corporate purposes through our credit facilities described below, through the net proceeds from dispositions, through the assumption of debt and through the issuance of additional equity or debt securities.
      We periodically review our business to identify properties or other assets that we believe either are non-core (including hotels where the return on invested capital is not adequate), no longer complement our business, are in markets which may not benefit us as much as other markets during an economic recovery or could be sold at significant premiums. We are focused on restructuring and enhancing real estate returns and monetizing investments and from time to time, attempt to sell these identified properties and assets. There can be no assurance, however, that we will be able to complete dispositions on commercially reasonable terms or at all.

Cash Used for Financing Activities
      Following is a summary of our debt portfolio (including capital leases) as of December 31, 2004:

	Amount			Interest Rate at
	Outstanding at			December 31,	Average
	December 31, 2004(a)		Interest Terms	2004	Maturity

	(Dollars in millions)
Floating Rate Debt
Senior Credit Facility:
Term Loan	$550		LIBOR(b)+1.25%	3.65%	1.5 years
Revolving Credit Facility	11		CBA+1.25%	3.81%	1.8 years
Mortgages and Other	207		Various	5.37%	2.1 years
Interest Rate Swaps	300			6.72%	—

Total/ Average	$1,068			4.85%	1.7 years

Fixed Rate Debt
Sheraton Holding Public Debt	$1,058	(c)		6.00%	7.9 years
Senior Notes	1,514	(c)		6.70%	4.9 years
Convertible Debt	360			3.50%	1.4 years
Mortgages and Other	742			7.25%	6.2 years
Interest Rate Swaps	(300)			7.88%	—

Total/ Average	$3,374			6.11%	5.7 years

Total Debt
Total Debt and Average Terms	$4,442			5.81%	5.0 years

(a)	Excludes approximately $438 million of our share of unconsolidated joint venture debt, all of which was non-recourse, except as noted earlier.

(b)	At December 31, 2004, LIBOR was 2.40%

(c)	Included approximately $11 million and $18 million at December 31, 2004 of fair value adjustments related to the fixed-to-floating interest rate swaps for the Sheraton Holding Public Debt and the Senior Notes, respectively.
     Fiscal 2004 Developments. In August 2004, we completed a $300 million addition to the term loan under our existing Senior Credit Facility. The proceeds were used to repay a portion of the existing revolving credit facility and for general corporate purposes. The Senior Credit Facility now consists of a $1.0 billion revolving loan and a $600 million term loan, each maturing in 2006 with a one year extension option and a current interest rate of LIBOR plus 1.25%. We currently expect to be in compliance with all covenants for the remainder of the Senior Credit Facility term.
      In March 2004, we terminated certain interest rate swap agreements, with a notional amount of $1 billion, under which we paid floating rates and received fixed rates of interest (the “Fair Value Swaps”), resulting in a $33 million cash payment to us. These proceeds were used for general corporate purposes and will result in a decrease to interest expense for the corresponding underlying debt (Sheraton Holding Public Debt and the Senior Notes) through 2007, the final scheduled maturity date of the terminated Fair Value Swaps. In order to adjust our fixed versus floating rate debt position, we immediately entered into two new Fair Value Swaps with an aggregate notional amount of $300 million.
      In May 2001, we sold an aggregate face amount of $572 million Series B zero coupon convertible senior notes (along with $244 million of Series A notes, which were subsequently repurchased in May 2002) due 2021. The Series B convertible notes were convertible when the market price of our Shares exceeds 120% of the then-accreted conversion price of the convertible senior notes. The maximum conversion of notes was approximately 5.8 million Shares. Holders of Series B Convertible Senior Notes put the majority of these notes to us in May 2004 for a purchase price of approximately $311 million, and in December 2004 we purchased the remaining $20 million, leaving a zero balance as of December 31, 2004.
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
      Fiscal 2002 Developments. In October 2002, we refinanced our previous senior credit facility with a new four-year $1.3 billion senior credit facility. The new facility is comprised of a $1.0 billion revolving facility and a $300 million term loan (later increased to $600 million as discussed earlier), each maturing in 2006, with a one-year extension option, and an initial interest rate of LIBOR + 1.625%. The proceeds from the new Senior Credit Facility were used to pay off all amounts owed under our previous senior credit facility, which was due to mature in February 2003. We incurred approximately $1 million in charges in connection with this early extinguishment of debt.
      In September 2002, we terminated certain Fair Value Swaps, resulting in a $78 million cash payment to us. These proceeds were used to pay down the previous revolving credit facility and will result in a decrease to interest expense on the hedged debt through its maturity in 2007. In order to retain our fixed versus floating rate debt position, we immediately entered into five new Fair Value Swaps on the same underlying debt as the terminated swaps.
      In April 2002, we sold $1.5 billion of senior notes in two tranches — $700 million principal amount of 7 3/8% senior notes due 2007 and $800 million principal amount of 7 7/8% senior notes due 2012. We used the proceeds to repay all of our senior secured notes facility and a portion of our previous senior credit facility. In connection with the repayment of debt, we incurred charges of approximately $29 million including approximately $23 million for the early termination of interest rate swap agreements associated with repaid debt, and $6 million for the write-off of deferred financing costs and termination fees associated with the early extinguishment of debt.
      Other. We have approximately $619 million of outstanding debt maturing in 2005. Based upon the current level of operations, management believes that our cash flow from operations, together with available borrowings under the Revolving Credit Facility (approximately $864 million at December 31, 2004), available borrowings from international revolving lines of credit (approximately $103 million at December 31, 2004), and capacity for additional borrowings will be adequate to meet anticipated requirements for scheduled maturities, dividends, working capital, capital expenditures, marketing and advertising program expenditures, other discretionary investments, interest and scheduled principal payments for the foreseeable future. However, we have a substantial amount of indebtedness and had a working capital deficiency of $445 million at December 31, 2004. There can be no assurance that we will be able to refinance our indebtedness as it becomes due and, if refinanced, on favorable terms. In addition, there can be no assurance that our business will continue to generate cash flow at or above historical levels or that currently anticipated results will be achieved.
      We maintain non-U.S.-dollar-denominated debt, which provides a hedge of our international net assets and operations but also exposes our debt balance to fluctuations in foreign currency exchange rates. During the years ended December 31, 2004 and 2003, the effect of changes in foreign currency exchange rates was a net increase in debt of approximately $13 million and $54 million, respectively. Our debt balance is also affected by changes in interest rates as a result of our Fair Value Swaps. The fair market value of the Fair Value Swaps is recorded as an asset or liability and as the Fair Value Swaps are deemed to be effective, an adjustment is recorded against the corresponding debt. At December 31, 2004, our debt included an increase of approximately $29 million related to the unamortized premium on terminated Fair Value Swaps and the fair market value of current Fair Value Swap assets. At December 31, 2003 our debt included an increase of approximately $57 million related to fair value swap liabilities.
      If we are unable to generate sufficient cash flow from operations in the future to service our debt, we may be required to sell additional assets, reduce capital expenditures, refinance all or a portion of our existing debt or obtain additional financing. Our ability to make scheduled principal payments, to pay interest on or to refinance our indebtedness depends on our future performance and financial results, which, to a certain extent, are subject to general conditions in or affecting the hotel and vacation ownership industries and to general economic, political, financial, competitive, legislative and regulatory factors beyond our control.
      On May 6, 2003, Standard & Poor’s announced its decision to downgrade our Credit Rating to BB+ (non-investment grade with a stable outlook) from BBB- (investment grade rating on Credit Watch with negative implications). On January 7, 2004, Moody’s Investor Services and Standard & Poor’s placed our Ba1 (non-investment grade) and BB+ corporate credit ratings on review/watch for a possible downgrade. The review/watch was prompted by our announcement that we had invested $200 million in Le Meridien’s senior debt and would be in discussions to negotiate the potential recapitalization of Le Meridien. On January 27, 2005, Standard & Poor’s removed our review/watch and affirmed our BB+ rating with a stable outlook. Any downgrading of our credit rating may result in higher borrowing costs on future financings.
      In 2002, we shifted from a quarterly distribution to an annual distribution. A distribution of $0.84 per Share, was paid in January 2005 and January 2004 to shareholders of record as of December 31, 2004 and 2003, respectively.
      On October 22, 2004, the President signed the American Jobs Creation Act of 2004 (the “Act”). The Act creates a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85 percent dividends received deduction for certain dividends from controlled foreign corporations. The deduction is subject to a number of limitations and, as of today, uncertainty remains as to how to interpret numerous provisions in the Act. As such, we are not yet in a position to decide on whether, and to what extent, we might repatriate foreign earnings that have not yet been remitted to the U.S. Based on our preliminary analysis to date, however, it is possible that we may repatriate some amount up to $500 million, with the respective tax liability of up to $26 million. We expect to be in a position to finalize our assessment by mid-2005.
Stock Sales and Repurchases
      At December 31, 2004, we had outstanding approximately 209 million Shares, 1.2 million partnership units and 651,000 million Class A EPS and Class B EPS. Through December 31, 2004, in accordance with the terms of the Class B EPS, approximately 567,000 shares of Class B EPS and Exchangeable Units were redeemed for approximately $22 million. During 2004, no shares of Class A EPS were exchanged for Shares.
      In 1998, the Corporation’s Board of Directors approved the repurchase of up to $1 billion of Shares under a Share repurchase program (the “Share Repurchase Program”). On April 2, 2001, the Corporation’s Board of Directors authorized the repurchase of up to an additional $500 million of Shares under the Share Repurchase Program. Pursuant to the Share Repurchase Program, Starwood repurchased 7.0 million Shares in the open market for an aggregate cost of $310 million during 2004.
Off-Balance Sheet Arrangements
      Our off-balance sheet arrangements include beneficial interest in securitizations of $58 million, third-party loan guarantees of $67 million, letters of credit of $125 million, unconditional purchase obligations of $161 million and surety bonds of $38 million. These items are more fully discussed earlier in this section and in the Notes to Consolidated Financial Statements, Item 8 of Part II of this report.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk.
      In limited instances, we seek to reduce earnings and cash flow volatility associated with changes in interest rates and foreign currency exchange rates by entering into financial arrangements intended to provide a hedge against a portion of the risks associated with such volatility. We continue to have exposure to such risks to the extent they are not hedged.
      Interest rate swap agreements are the primary instruments used to manage interest rate risk. At December 31, 2004, we had two outstanding long-term interest rate swap agreements under which we pay variable interest rates and receive fixed interest rates. At December 31, 2004, we had no interest rate swap agreements under which we pay a fixed rate and receive a variable rate. The following table sets forth the scheduled maturities and the total fair value of our debt portfolio:

	Expected Maturity or
	Transaction Date							Total Fair
	At December 31,						Total at	Value at
							December 31,	December 31,
	2005	2006	2007	2008	2009	Thereafter	2004	2004

Liabilities
Fixed rate (in millions)	$480	$379	$754	$22	$432	$1,607	$3,674	$4,024
Average interest rate							6.25%
Floating rate (in millions)	$139	$521	$90	$5	$9	$4	$768	$768
Average interest rate							4.12%
Interest Rate Swaps
Fixed to variable (in millions)	$—	$—	$—	$—	$—	$300	$300
Average pay rate							6.72%
Average receive rate							7.88%
      We use foreign currency hedging instruments to manage exposure to foreign currency exchange rate fluctuations. The gains or losses on the hedging instruments are largely offset by gains or losses on the underlying asset or liability, and consequently, a sudden significant change in foreign currency exchange rates would not have a material impact on future net income or cash flows of the hedged item. We monitor our foreign currency exposure on a monthly basis to maximize the overall effectiveness of our foreign currency hedge positions. Changes in the fair value of hedging instruments are classified in the same manner as changes in the underlying assets or liabilities due to fluctuations in foreign currency exchange rates. At December 31, 2004, the notional amount of our open foreign exchange hedging contracts protecting the value of our foreign currency denominated assets and liabilities was approximately $562 million, which includes a hedge on a portion of the principal amount of the Le Meridien investment. A hypothetical 10% change in the spot currency exchange rates would result in an increase or decrease of approximately $61 million in the fair value of the hedges at December 31, 2004, which would be offset by an opposite effect on the related underlying net asset or liability.
      We enter into a derivative financial arrangement to the extent it meets the objectives described above, and we do not engage in such transactions for trading or speculative purposes.
      See Note 18. Derivative Financial Instruments in the notes to financial statements filed as part of this Joint Annual Report and incorporated herein by reference for further description of derivative financial instruments.

Item 8.	Financial Statements and Supplementary Data.
      The financial statements and supplementary data required by this Item are included in Item 15 of this Joint Annual Report and are incorporated herein by reference.

Item 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure
      Not applicable.

Item 9A.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures.
      Our management conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2004. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in alerting them in a timely manner to material information required to be included in our Securities and Exchange Commission reports. There has been no change in our internal control over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Management’s Report on Internal Control over Financial Reporting.
      Management of Starwood Hotels & Resorts Worldwide Inc. and its subsidiaries and Starwood Hotels & Resorts and its subsidiaries (“the Company”) is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f) or 15(d)-15(f). Those rules define internal control over financial reporting as a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles (“GAAP”) and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•	Provide reasonable assurance that the transactions are recorded as necessary to permit the preparation of financial statements in accordance with GAAP, and the receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.
      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate.
      The Company’s management assessed the effectiveness of the Company’s internal controls over financial reporting as of December 31, 2004. In making this assessment, the Company’s management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment and those criteria, management believes that, as of December 31, 2004, the Company’s internal control over financial reporting is effective.
      Management has engaged Ernst & Young LLP, the independent registered public accounting firm that audited the financial statements included in this Annual Report on Form 10-K, to attest to and report on management’s evaluation of the Company’s internal control over financial reporting. Its report is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING
To the Board of Directors, Board of Trustees and Shareholders of
Starwood Hotels & Resorts Worldwide, Inc. and Starwood Hotels & Resorts
      We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Starwood Hotels & Resorts Worldwide, Inc. and its subsidiaries (the “Company”) and Starwood Hotels & Resorts and its subsidiaries (the “Trust”) maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s and the Trust’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s and the Trust’s internal control over financial reporting based on our audits.
      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audits included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinion.
      A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
      In our opinion, management’s assessment that the Company and the Trust maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, the Company and the Trust maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the COSO criteria.
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company and the Trust as of December 31, 2004 and 2003, and the related consolidated statements of income, comprehensive income, equity, and cash flows of the Company for each of the three years in the period ended December 31, 2004 and the consolidated statements of income and cash flows of the Trust for each of the three years in the period ended December 31, 2004 and our report dated March 1, 2005, expressed an unqualified opinion thereon.

ERNST & YOUNG LLP
New York, New York
March 1, 2005

Changes in Internal Controls
      There has not been any change in our internal control over financial reporting identified in connection with the evaluation that occurred during the year ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, those controls.
PART III

Item 10.	Directors, Trustees and Executive Officers of the Registrants.
      The Board of Directors of the Corporation and the Board of Trustees of the Trust are currently comprised of 10 members, each of whom is elected for a one-year term. The following table sets forth, for each of the members of the Board of Directors and the Board of Trustees as of the date of this Joint Annual Report, certain information regarding such Director or Trustee.

Name (Age)	Principal Occupation and Business Experience	Service Period

Steven J. Heyer (52)	Chief Executive Officer of the Company since October 2004. Served as President and Chief Operating Officer of The Coca-Cola Company from December 2002 to September 2004, President and Chief Operating Officer, Coca-Cola Ventures from April 2001 to December 2002. Mr. Heyer was President and Chief Operating Officer of Turner Broadcasting System, Inc. from 1996 until April 2001. Mr. Heyer is a director of Internet Security Systems, Inc.
Barry S. Sternlicht (44)	Executive Chairman of the Company since October 2004. Chairman and Chief Executive Officer of the Company since September 1997 and January 1999, respectively. Mr. Sternlicht has served as Chairman and Chief Executive Officer of the Trust since January 1995. Mr. Sternlicht also has been the President and Chief Executive Officer of Starwood Capital (and its predecessor entities) since its formation in 1991. Mr. Sternlicht was Chief Executive Officer of iStar Financial, Inc. (‘iStar”), a publicly-held real estate investment firm, from September 1996 to November 1997 and served as the Chairman of the Board of Directors of iStar from September 1996 to April 2000. He is a director of The Estee Lauder Companies, Inc.
Charlene Barshefsky (54)	Senior International Partner at the law firm of Wilmer Cutler Pickering Hale and Dorr LLP, Washington, D.C. From March 1997 to January 2001, Ambassador Barshefsky was the United States Trade Representative, the chief trade negotiator and principal trade policy maker for the United States and a member of the President’s Cabinet. Ambassador Barshefsky is a director of The Estee Lauder Companies, Inc., American Express Company, Intel Corporation and Idenix Pharmaceuticals.	Director and Trustee since October 2001

Name (Age)	Principal Occupation and Business Experience	Service Period

Jean-Marc Chapus (45)	Group Managing Director and Portfolio Manager of Trust Company of the West, an investment management firm, and President of TCW/ Crescent Mezzanine L.L.C., a private investment fund, since March 1995. Mr. Chapus is a director of MEMC Electronic Materials, Inc.	Director from August 1995 to November 1997; since April 1999 Trustee since November 1997
Bruce W. Duncan (53)	President, Chief Executive Officer and Trustee of Equity Residential (‘EQR”) the largest publicly traded apartment company in the United States since April 2002. From April 2000 until March 2002, he was a private investor. From December 1995 until March 2000, Mr. Duncan served as Chairman, President and Chief Executive Officer of The Cadillac Fairview Corporation Limited, a real estate operating company.	Director since April 1999 Trustee since August 1995
Eric Hippeau (53)	Managing Partner of Softbank Capital Partners, a technology venture capital firm, since March 2000. Mr. Hippeau served as Chairman and Chief Executive Officer of Ziff-Davis Inc., an integrated media and marketing company, from 1993 to March 2000 and held various other positions with Ziff-Davis from 1989 to 1993. Mr. Hippeau is a director of Yahoo! Inc.	Director and Trustee since April 1999
Stephen R. Quazzo (45)	Managing Director, Chief Executive Officer and co- founder of Transwestern Investment Company, L.L.C., a real estate principal investment firm, since March 1996. From April 1991 to March 1996, Mr. Quazzo was President of Equity Institutional Investors, Inc., a subsidiary of Equity Group Investments, Inc., a Chicago-based holding company controlled by Samuel Zell.	Director since April 1999 Trustee since August 1995
Thomas O. Ryder (60)	Chairman of the Board and Chief Executive Officer of The Reader’s Digest Association, Inc. since April 1998. Mr. Ryder was President, American Express Travel Related Services International, a division of American Express Company, which provides travel, financial and network services, from October 1995 to April 1998. He is a director of Amazon.com, Inc.	Director and Trustee since April 2001
Daniel W. Yih (46)	Principal and Chief Operating Officer of GTCR Golder Rauner, LLC, a private equity firm, since September 2000. From June 1995 until March 2000, Mr. Yih was a general partner of Chilmark Partners, L.P., a private equity firm.	Director since August 1995 Trustee since April 1999
Kneeland C. Youngblood (49)	Co-founder and managing partner of Pharos Capital Group, L.L.C., a private equity fund focused on technology companies, business service companies and health care companies, since January 1998. He is Chairman of the Board of the American Beacon Funds, a mutual fund company managed by AMR Investments, an investment affiliate of American Airlines. He is a director of the Burger King Corp.	Director and Trustee since April 2001

Executive Officers of the Registrants
      The following table includes certain information with respect to each of Starwood’s executive officers.

Name	Age	Position

Barry S. Sternlicht	44	Executive Chairman and a Director of the Corporation and Executive Chairman and a Trustee of the Trust
Steven J. Heyer	52	Chief Executive Officer and a Director of the Corporation and Chief Executive Officer and a Trustee of the Trust
Robert F. Cotter	53	President and Chief Operating Officer of the Corporation and a Vice President of the Trust
Vasant M. Prabhu	45	Executive Vice President and Chief Financial Officer of the Corporation and Vice President, Chief Financial Officer and Chief Accounting Officer of the Trust
Kenneth S. Siegel	49	Executive Vice President, General Counsel and Secretary of the Corporation and Vice President, General Counsel and Secretary of the Trust
David K. Norton	49	Executive Vice President — Human Resources of the Corporation and Vice President — Human Resources of the Trust
Theodore W. Darnall	47	President, Real Estate Group of the Corporation and the Trust
      Barry S. Sternlicht. See Item 10. Directors, Trustees and Executive Officers of the Registrants above.
      Steven J, Heyer. See Item 10. Directors, Trustees and Executive Officers of the Registrants above.
      Robert F. Cotter. Mr. Cotter was the President and Chief Operating Officer of the Corporation from November 2003 until February 2005, and the Chief Operating Officer of the Corporation from February 2000 to February 2005. He has served as a Vice President of the Trust since August 2000. From December 1999 to February 2000, he was President, International Operations, and from March 1998 to December 1999, he served as President, Europe, of the Company. In February 2005, Mr. Cotter announced his intention to retire at the end of 2005.
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
Corporate Governance
      The Corporation and the Trust have an Audit Committee that is currently comprised of directors and trustees, Thomas O. Ryder (chairman), Daniel W. Yih, Kneeland C. Youngblood and Eric Hippeau. The Boards of Directors and Trustees have determined that each member of the Audit Committee is “independent” as defined by applicable federal securities laws and the Listing Requirements of the New York Stock Exchange, Inc. and that Messrs. Ryder and Yih are audit committee financial experts, as defined by federal securities laws.
      The Company has adopted a Finance Code of Ethics applicable to our Chief Executive Officer, Chief Financial Officer, Corporate Controller, Corporate Treasurer, Senior Vice President-Taxes and persons performing similar functions. The text of this code of ethics may be found on the Company’s web site at http://starwoodhotels.com/corporate/investor       relations.html. We intend to post amendments to and waivers from, the Finance Code of Ethics that require disclosure under applicable SEC rules on our web site. You may obtain a free copy of this code in print by writing to our Investor Relations Department, 1111 Westchester Avenue, White Plains, New York 10604.
      The Company has adopted a Worldwide Code of Conduct applicable to all of its directors, officers and employees. The text of this code of conduct may be found on the Company’s website at http://starwoodhotels.com/corporate/investor       relations.html. You may also obtain a free copy of this code in print by writing to our Investor Relations Department, 1111 Westchester Avenue, White Plains, New York 10604.
      The Company’s Corporate Governance Guidelines and the charters of its Audit Committee, Compensation and Option Committee, and Governance and Nominating Committee are also available on its website at http://starwoodhotels.com/corporate/investor       relations.html. The information on our website is not incorporated by reference into this Joint Annual Report on Form 10-K.
      We have submitted the CEO certification to the NYSE pursuant to NYSE Rule 303A.12(a) following the 2004 Annual Meeting of Shareholders.
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
      To the Company’s knowledge, based solely on a review of the copies of these reports furnished to the Company for the fiscal year ended December 31, 2004, and written representations that no other reports were required, all Section 16(a) filing requirements applicable to its Directors, Trustees, executive officers and greater than 10 percent beneficial owners were complied with for the most recent fiscal year, except that Mr. Sternlicht failed to timely file one Form 4 with respect to four transactions, and each of the non-employee directors (see above) failed to timely file one Form 4 with respect to one transaction. These transactions were filed late by the Company on behalf of the individuals.

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

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Equity Compensation Plan Information — December 31, 2004

	(a)	(b)	(c)
Number of securities
	Number of securities		remaining available for
	to be issued upon	Weighted-average	future issuance under
	exercise of	exercise price of	equity compensation plans
	outstanding options,	outstanding options,	(excluding securities
	warrants and rights	warrants and rights	reflected in Column (a))

Equity compensation plans approved by security holders	34,548,670	$33.81	57,531,550	(1)
Equity compensation plans not approved by security holders	—	—	—

Total	34,548,670	$33.81	57,531,550

(1)	Does not include deferred share units (that vest over three years and may be settled in Shares) that may be issued pursuant to obligations under the Executive Annual Incentive Plan (“AIP”). The Executive AIP does not limit the number of deferred share units that may be issued. This plan has been amended to provide for a termination date of May 26, 2009 to comply with new NYSE requirements. In addition, 9,242,379 Shares remain available for issuance under our Employee Stock Purchase Plan, a stock purchase plan meeting the requirements of Section 423 of the Internal Revenue Code.
     The remaining information called for by Item 12 is incorporated by reference to the information under the caption “Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement.

Item 13.	Certain Relationships and Related Transactions.
Policies of the Board of Directors of the Corporation and the Board of Trustees of the Trust
      The policy of the Board of Directors of the Corporation and the Board of Trustees of the Trust provides that any contract or transaction between the Corporation or the Trust, as the case may be, and any other entity in which one or more of its Directors, Trustees or executive officers are directors or officers, or have a financial interest, must be approved or ratified by the Governance and Nominating Committee (which is currently comprised of Stephen R. Quazzo, Ambassador Barshefsky and Bruce W. Duncan, the “Governance Committee”) and/or by a majority of the disinterested Directors or Trustees in either case after the material facts as to the relationship or interest and as to the contract or transaction are disclosed or are known to them.
Starwood Capital
      General. Barry S. Sternlicht, Executive Chairman and a Director of the Corporation, and Executive Chairman and a Trustee of the Trust, may be deemed to control and has been and remains the President and Chief Executive Officer of Starwood Capital since its formation in 1991.
      Trademark License. An affiliate of Starwood Capital has granted to us, subject to Starwood Capital’s unrestricted right to use such name, an exclusive, non-transferable, royalty-free license to use the “Starwood” name and trademarks in connection with the acquisition, ownership, leasing, management, merchandising, operation and disposition of hotels worldwide, and to use the “Starwood” name in our corporate name worldwide, in perpetuity.
      Starwood Capital Noncompete. In connection with our restructuring of the Company in 1995, Starwood Capital voluntarily agreed that, with certain exceptions, Starwood Capital would not compete directly or indirectly with us within the United States and would present to us all opportunities presented to Starwood Capital to acquire fee interests in hotels in the United States and debt interests in hotels in the United States where it is anticipated that the equity will be acquired by the debt holder within one year from the acquisition of such debt (the “Starwood Capital Noncompete”). During the term of the Starwood Capital Noncompete, Starwood Capital and its affiliates are not permitted to acquire any such interest, or any ground lease interest or other equity interest, in hotels in the United States without the consent of the Board. In addition, our Corporate Opportunity Policy requires that each executive officer submit to the Governance Committee any opportunity that the executive officer reasonably believes is within our lines of business or in which we have an interest. Non-employee directors are subject to the same obligations with respect to opportunities presented to them in their capacity as directors. Therefore, as a matter of practice, all opportunities to purchase hotel assets, even those outside of the United States, that Starwood Capital may pursue are first presented to us. The Starwood Capital Noncompete continues until no officer, director, general partner or employee of Starwood Capital is on either the Board of Directors of the Corporation or the Board of Trustees of the Trust (subject to exceptions for certain restructurings, mergers or other combination transactions with unaffiliated parties). Several properties owned or managed by us, including the Westin Innisbrook Resort (the “Innisbrook Resort”), the Westin Mission Hills Resort and the Westin Turnberry Resort, were opportunities brought to us or our predecessors by Starwood Capital or entities related to Mr. Sternlicht. With the approval in each case of the Governance Committee of the Board of Directors of the Corporation and the Board of Trustees of the Trust, from time to time we have waived the restrictions of the Starwood Capital Noncompete, in whole or in part, (or passed on the opportunity in cases of the Corporate Opportunity Policy for non-U.S. opportunities) with respect to particular acquisition or investment opportunities in which we have no business or strategic interest. In each instance, members of management not having an interest in the transaction review and analyze the proposed transaction and may seek the advice of independent advisors. Following its review and analysis, management makes a recommendation to the Governance Committee. Upon receiving such recommendation and analysis, the Governance Committee will consider the recommendations and advice of management and may, depending on the transaction involved, retain independent financial and legal advisors in determining whether or not to pursue an opportunity or waive the Starwood Capital Noncompete.
      Miscellaneous. In July 2003, we waived the Starwood Capital Noncompete in connection with the acquisition of the Renaissance Wailea hotel in Hawaii by an affiliate of Starwood Capital. We signed a letter of intent with the affiliate to manage this property after it is extensively repositioned and renovated. We are currently negotiating the management agreement. Our Governance Committee, advised by separate independent legal and hospitality advisors, approved the waiver of the Starwood Capital Noncompete and the terms of the proposed management agreement as being at or better than market terms. We also declined the opportunity to purchase the asset because the expected after tax return on investment as determined by management based on its experience in the industry and concurred to by the Governance Committee was less than our minimum threshold and because the acquisition was not consistent with our strategic priorities.
      In August 2003, we acquired from an affiliate of Starwood Capital its beneficial ownership interest in 15 acres of land contiguous to the Westin Mission Hills Resort for a purchase price of $2.8 million. Our Governance Committee approved the transaction, which was at a discount from the price determined by an independent third party appraiser engaged by the Governance Committee.
      In November 2004, we waived the Starwood Capital Noncompete in connection with the potential acquisition of two hotels in Florida which are currently franchised under a Starwood brand. Pursuant to the waiver, we permitted Starwood Capital to enter into a contract to acquire the assets on the condition that it enters into a management agreement for us to manage the assets for up to three years. The management agreement would provide for a management fee of 5% of gross operating revenues in exchange for us loaning Starwood Capital up to $2 million to facilitate capital improvements on the properties. The loan would be repayable upon expiration of the management contracts unless Starwood Capital enters into long term contracts with us. If Starwood Capital determines to operate the properties as hotels, time shares, fractional interests, branded residential or any type of transient lodging facility, Starwood Capital would be required to negotiate a “market” management agreement with us. The Governance Committee approved the waiver of the Starwood Capital Noncompete and the proposed management fee as being at or better than market rates based on management’s recommendation. In addition, we were provided an opportunity to acquire the assets but declined to do so because the expected after tax return on investment as determined by management based on its experience in the industry was less than our minimum threshold and the acquisition of the assets was not consistent with our strategic priorities. To date, Starwood Capital has not acquired the hotels.
      In November 2004, we declined the opportunity to purchase an equity interest in a Starwood branded hotel in Asia through a joint venture consisting of Starwood Capital and a third party. The hotel is subject to a long term management contract with us that was entered into with independent third parties and that will remain in place. The Governance Committee determined that we would not be interested in acquiring the hotel based on management’s recommendation because the expected after tax return on investment as determined by management based on its experience in the industry was less than our minimum threshold because of the existing long term management contract and because the acquisition of the assets was not consistent with our strategic priorities.
      In February 2005, we agreed to waive the Starwood Capital Noncompete and the application of the Corporate Opportunity Policy with respect to a portfolio of seven hotels and a minority interest in an eighth hotel, each of which is subject to a long term management agreement with us. Under the terms of the waiver, affiliates of Starwood Capital will acquire the portfolio subject to the existing management agreements in favor of us. Starwood Capital has agreed that, following its planned restructuring of the ownership of the portfolio, the new management agreements will be revised to reflect our current form of management arrangement while preserving their current favorable economic terms. Starwood Capital has also agreed to grant us a right of first offer for an appropriate management, franchise, and/or services agreement with respect to any time share, residential or similar development opportunity at certain of the properties, to fully comply with all applicable brand standards and to certain restrictions on Mr. Sternlicht’s involvement with the operation of the properties. We declined the opportunity to acquire the properties based on management’s recommendation, because the expected after tax return on investment as determined by management based on its experience in the industry was less than our minimum threshold because of the existence of the favorable long-term management agreements and because the acquisition was not consistent with our strategic priorities.
      Beginning in the fourth quarter of 2004, Starwood Capital entered into discussions regarding a transaction with us and a third party which would involve, among other things, Starwood Capital acquiring an interest in hotels together with a third party, with us managing such properties. In the first quarter of 2005, we agreed to reimburse Starwood Capital for certain of its third party due diligence expenses in connection with its consideration of the transaction if a transaction is not consummated. A transaction involving Starwood Capital, if any, would be subject to the review and approval of the Governance Committee.
      In October 2004, in connection with a potential acquisition that we were considering jointly with Starwood Capital, Starwood Capital agreed to reimburse us for certain due diligence reviews conducted on its behalf by Starwood for which we billed them approximately $25,800.
      Portfolio Investments. An affiliate of Starwood Capital holds an approximately 31% co-controlling interest in Troon Golf (“Troon”), one of the largest third-party golf course management companies that currently manages over 120 high-end golf courses. Mr. Sternlicht’s indirect interest in Troon held through such affiliate is approximately 12%. In January 2002, after extensive review of alternatives and with the approval of the Governance Committee, we entered into a Master Agreement with Troon covering the United States and Canada whereby we have agreed to have Troon manage all golf courses in the United States and Canada that are owned by us and to use reasonable efforts to have Troon manage golf courses at resorts that we manage or franchise. We believe that the terms of the Troon agreement are at or better than market terms. Mr. Sternlicht did not participate in the negotiations or the approval of the Troon Master Agreement. During 2004, Troon managed 17 golf courses at resorts owned or managed by us. We paid Troon a total of $1,440,000 for management fees and payments for other services in 2004 for nine golf courses at resorts owned or managed by us. During 2003 and 2002, we paid $948,000 and $813,000 for management fees and payments for other services for the nine and eight golf courses at resorts owned or managed by us, respectively.
      In addition, a subsidiary of Starwood Capital is a general partner of a limited partnership which owns approximately 45% in an entity that manages over 40 health clubs, including one health club and spa space in a hotel owned by us. We paid approximately $84,000 annually to the management company for such management services in 2003 and 2002, and $42,000 in 2004. We believe that the terms of the management agreement were at or better than market terms. The management agreement terminated on September 30, 2003 and the management company has since managed the health club and spa on a month-to-month agreement. We and the management company continued this arrangement until we closed the health club and spa in June 2004 for conversion to a Bliss spa.
      An entity in which Mr. Sternlicht has an indirect interest held 259 limited partnership units in Westin Hotels Limited Partnership (the owner of the Westin Michigan Avenue Hotel.) The units were acquired in 1995 and 1996, prior to our acquisition of Westin. The entity tendered all of its units to us in connection with our tender offer. We purchased all shares tendered to us and the entity received approximately $190,000 for its units.
      Other Management-Related Investments. Innisbrook. Mr. Sternlicht has a 38% indirect interest in an entity (the “Innisbrook Entity”) that owned the common area facilities and certain undeveloped land (but not the hotel) at the Innisbrook Resort. In May 1997, the Innisbrook Entity entered into a management agreement for the Innisbrook Resort with Westin, which was then a privately held company partly owned by Starwood Capital and Goldman, Sachs & Co. When we acquired Westin in January 1998, we acquired Westin’s rights and obligations under the management and other related agreements. Under these agreements, the hotel manager was obligated to loan up to $12.5 million to the owner in the event certain performance levels were not achieved. Management fees earned under these agreements were $636,000, $512,000 and $584,000 in 2004, 2003 and 2002, respectively. The operations of the Innisbrook Entity did not and continue not to generate sufficient cash flow to service its outstanding debt and current obligations for much of the past several years.
      We reached an agreement in 2004 with the Innisbrook Entity and its primary lender regarding certain outstanding obligations of the Innisbrook Entity, including approximately $11 million (consisting principally of loans made by us as hotel manager under the $12.5 million obligation) payable to us upon certain events. Pursuant to the agreement, the Innisbrook Entity conveyed the Innisbrook Resort to the lender (in lieu of foreclosure) and we were paid approximately $465,000 for outstanding receivables. Under the terms of the agreement, we entered into a new management agreement for the Innisbrook Resort with the lender providing for (i) an increased base management fee percentage, (ii) management of the Innisbrook Resort’s golf facilities (which we subcontracted to Troon, the manager of the facilities prior to the new agreement) (iii) the right to receive a termination fee of up to $5.9 million (declining to $5.5 million over three years) upon certain events and (iv) the right to be repaid certain capital expenditures made by us if the management agreement is terminated prior to January 1, 2006. As part of the agreement, each of the parties released substantially all of their claims against the others (including our right to receive payment of approximately $10.26 million loaned by us to the Innisbrook Entity upon the occurrence of certain events). Under the new agreement, affiliates of the Innisbrook Entity also loaned the lender $2 million to provide working capital for the Innisbrook Resort. The resolution of the matter did not have a material impact on our financial position, results of operations or cash flows and was approved by the Governance Committee based on the recommendation of management and outside legal advisors.
      Savannah. In July 2002, we acquired a 49% interest in the Westin Savannah Harbor Resort and Spa in connection with the restructuring of the indebtedness of that property. An unrelated party holds an additional 49% interest in the property. The remaining 2% is held by Troon. Troon invested in the project on a pari-passu basis and manages the golf course at the Westin Savannah. The unrelated third party negotiated the terms of the golf management agreement with Troon, and approved the terms of its equity interest, and therefore, we believe the arrangements are on an arms-length basis.
      Aircraft Lease. In February 1998, we leased a Gulfstream III Aircraft (“GIII”) from Star Flight LLC, an affiliate of Starwood Capital. The term of the lease was one year and automatically renews for one-year terms until either party terminates the lease upon 90 days’ written notice. The rent for the aircraft, which was set at approximately 90% of fair market value at the time (based on two estimates from unrelated third parties), is (i) a monthly payment of 1.25% of the lessor’s total costs relating to the aircraft (approximately $123,000 at the beginning of the lease with this amount increasing as additional costs are incurred by the lessor), plus (ii) $300 for each hour that the aircraft is in use. The lease was revised effective January 1, 2004. Under the revised terms, the monthly lease payment is equal to (i) 1% of the fair market value of the aircraft as determined by an independent appraisal in February 2005, with the fair market value of the aircraft to be determined annually, plus (ii) $300 for each hour that the aircraft is in use. The term of the new lease agreement is for one year and it automatically renews for one-month terms unless either party terminates the lease upon 90 days’ written notice. The amount paid in 2004 in excess of the revised amount due (approximately $658,000) will be refunded by Star Flight LLC upon execution of the amended lease. Payments to Star Flight LLC were $1,724,000 (before the refunded amount disclosed above), $1,865,000 and $2,052,000 in 2004, 2003 and 2002, respectively. Starwood Capital has used the GIII as well as the Gulfstream IV Aircraft (“GIV”) operated by us. For use of the GIII, Star Flight LLC relieves us of lease payments for the days the plane is used and reimburses us for costs of operating the aircraft. For use of the GIV, Starwood Capital pays a charter rate that is at least equal to the amount we would have received from an unaffiliated third party through our charter agent, net of commissions. Lease relief and reimbursed operating costs were approximately $208,000, $52,000 and $161,000 for fiscal 2004, 2003 and 2002, respectively.
Other
      We on occasion made loans to employees, including executive officers prior to August 23, 2002, principally in connection with home purchases upon relocation. As of December 31, 2004, approximately $5.6 million in loans to approximately 15 employees was outstanding of which approximately $4.4 million were non-interest bearing home loans. Home loans are generally due five years from the date of issuance or upon termination of employment and are secured by a second mortgage on the employee’s home. Executive officers receiving home loans in connection with relocation were Robert F. Cotter, President and Chief Operating Officer, in June 2001 (original balance of $600,000), David K. Norton, Executive Vice President of Human Resources, in July 2000 (original balance of $500,000), and Theodore W. Darnall, President, Real Estate Group, in 1996 and 1998 (original balance of $750,000 ($150,000 bridge loan in 1996 and $600,000 home loan in 1998), of which $600,000 was repaid in August 2003). As a result of the acquisition of ITT Corporation in 1998, restricted stock awarded to Messrs. Sternlicht and Darnall in 1996 vested at a price for tax purposes of $53 per Share. This amount was taxable at ordinary income rates. By late 1998, the value of the stock had fallen below the amount of income tax owed. In order to avoid a situation in which the executives could be required to sell all of the Shares acquired by them to cover income taxes, in April 1999 we made interest-bearing loans at 5.67% to Messrs. Sternlicht and Darnall of approximately $1,222,000 and $416,000 respectively, to cover the taxes payable. Mr. Darnall’s loan was repaid in 2004. Accrued interest on Mr. Sternlicht’s loan at December 31, 2004 is approximately $396,000. The note and all associated accumulated interest become due on their tenth anniversary.
      Dina Diagonale held various positions with us from January 2001 through June 2004. In 2004, Ms. Diagonale earned a total of $241,409, which includes (i) approximately $77,500 upon the exercise of in-the-money options and restricted stock that vested or became exercisable in the ordinary course, (ii) Ms. Diagonale’s 2003 bonus which was paid in March 2004, and (iii) base compensation and severance. In addition, Ms. Diagonale was awarded 2,500 options to purchase Company shares in 2004, which terminated prior to vesting upon her ceasing to be employed by us. Subsequent to her departure from the Company, Ms. Diagonale married Kenneth S. Siegel, Executive Vice President and General Counsel.

Item 14.	Principal Accountant Fees and Services
      The Audit Committee has adopted a policy requiring pre-approval by the committee of all services (audit and non-audit) to be provided to us by our independent auditors. In accordance with that policy, the Audit Committee has given its approval for the provision of audit services by Ernst & Young LLP for fiscal 2004. All other services must be specifically pre-approved by the full Audit Committee or by a designated member of the Audit Committee who has been delegated the authority to pre-approve the provision of services.
      Fees paid by us to our independent auditors are set forth in the proxy statement under the heading “Audit Fees” and are incorporated herein by reference. The auditors do not specifically allocate any of the audit fees for the audit of the Trust.

PART IV

Item 15.	Exhibits, Financial Statements, Financial Statement Schedules and Reports on Form 8-K
(a) The following documents are filed as a part of this Joint Annual Report:

1.	The financial statements and financial statement schedules listed in the Index to Financial Statements and Schedules following the signature pages hereof.

2.	Exhibits:

Exhibit
Number	Description of Exhibit

2.1	Formation Agreement, dated as of November 1, 1994, among the Trust, the Corporation, Starwood Capital and the Starwood Partners (incorporated by reference to Exhibit 2 to the Trust’s and the Corporation’s Joint Current Report on Form 8-K dated November 16, 1994). (The SEC file numbers of all filings made by the Corporation and the Trust pursuant to the Securities Exchange Act of 1934, as amended, and referenced herein are: 1-7959 (the Corporation) and 1-6828 (the Trust)).
2.2	Form of Amendment No. 1 to Formation Agreement, dated as of July 1995, among the Trust, the Corporation and the Starwood Partners (incorporated by reference to Exhibit 10.23 to the Trust’s and the Corporation’s Joint Registration Statement on Form S-2 filed with the SEC on June 29, 1995 (Registration Nos. 33-59155 and 33-59155-01)).
2.3	Transaction Agreement, dated as of September 8, 1997, by and among the Trust, the Corporation, Realty Partnership, Operating Partnership, WHWE L.L.C., Woodstar Investor Partnership (“Woodstar”), Nomura Asset Capital Corporation, Juergen Bartels, Westin Hotels & Resorts Worldwide, Inc., W&S Lauderdale Corp., W&S Seattle Corp., Westin St. John Hotel Company, Inc., W&S Denver Corp., W&S Atlanta Corp. and W&S Hotel L.L.C. (incorporated by reference to Exhibit 2 to the Trust’s and the Corporation’s Joint Current Report on Form 8-K filed with the SEC on September 25, 1997, as amended by the Form 8-K/ A filed with the SEC on December 18, 1997).
3.1	Amended and Restated Declaration of Trust of the Trust, amended and restated through April 16, 1999 (incorporated by reference to Exhibit 3.1 of the Trust’s and the Corporation’s Joint Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1999 (the “1999 Form 10-Q1”).
3.2	Articles of Amendment to the Amended and Restated Declaration of Trust of the Trust, dated as of November 15, 2004.(2)
3.3	Articles of Restatement of the Corporation, as of May 7, 2004 (incorporated by reference to Exhibit 10.1 to the Trust’s and the Corporation’s Joint Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004 (the “2004 Form 10-Q2”)).
3.4	Bylaws of the Trust, as amended and restated through November 8, 2004.(2)
3.5	Amended and Restated Bylaws of the Corporation, as amended and restated through May 7, 2004 (incorporated by reference to Exhibit 10.2 to the 2004 Form 10-Q2).
4.1	Amended and Restated Intercompany Agreement, dated as of January 6, 1999, between the Corporation and the Trust (incorporated by reference to Exhibit 3 to the Trust Form 8-A, except that on January 6, 1999, the Intercompany Agreement was executed and dated as of January 6, 1999).
4.2	Rights Agreement, dated as of March 15, 1999, between the Corporation and Chase Mellon Shareholder Services, L.L.C., as Rights Agent (incorporated by reference to Exhibit 4 to the Trust’s and the Corporation’s Joint Current Report on Form 8-K filed with the SEC on March 15, 1999).
4.3	First Amendment to Rights Agreement, dated as of October 2, 2003 (incorporated by reference to Exhibit 4 of Form 8-A/ A filed on October 7, 2003).
4.4	Second Amendment to Rights Agreement, dated as of October 24, 2003 (incorporated by reference to Exhibit 4 of Form 8-A/ A filed on October 30, 2003).

Exhibit
Number	Description of Exhibit

4.5	Amended and Restated Indenture, dated as of November 15, 1995, as Amended and Restated as of December 15, 1995 between ITT Corporation (formerly known as ITT Destinations, Inc.) and the First National Bank of Chicago, as trustee (incorporated by reference to Exhibit 4.A.IV to the First Amendment to ITT Corporation’s Registration Statement on Form S-3 filed November 13, 1996).
4.6	First Indenture Supplement, dated as of December 31, 1998, among ITT Corporation, the Corporation and The Bank of New York (incorporated by reference to Exhibit 4.1 to the Trust’s and the Corporation’s Joint Current Report on Form 8-K filed January 8, 1999).
4.7	Indenture, dated as of May 25, 2001, by and among the Corporation, as Issuer, the guarantors named therein and Firstar Bank, N.A., as Trustee (incorporated by reference to Exhibit 10.2 to the Corporation’s and the Trust’s Joint Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2001 (the “2001 Form 10-Q2”)).
4.8	Indenture, dated as of April 19, 2002, among the Corporation, the guarantor parties named therein and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Corporation’s and Sheraton Holding Corporation’s Joint Registration Statement on Form S-4 filed on November 19, 2002 the “2002 Forms S-4”)).
4.9	Indenture dated May 16, 2003 between the Corporation, the Trust, the Guarantor and U.S. Bank National Association as trustee (incorporated by reference to Exhibit 4.9 to the July 8, 2003 Form S-3) (Registration Nos. 333-106888, 333-106888-01, 333-106888-02) (the “Form S-3”).
The Registrants hereby agree to file with the Commission a copy of any instrument, including indentures, defining the rights of long-term debt holders of the Registrants and their consolidated subsidiaries upon the request of the Commission.
10.1	Third Amended and Restated Limited Partnership Agreement for Realty Partnership, dated January 6, 1999, among the Trust and the limited partners of Realty Partnership (incorporated by reference to Exhibit 10.1 to the Corporation’s and the Trust’s Joint Annual Report on Form 10-K for the fiscal year ended December 31, 1998 (the “1998 Form 10-K”)).
10.2	Third Amended and Restated Limited Partnership Agreement for Operating Partnership, dated January 6, 1999, among the Corporation and the limited partners of Operating Partnership (incorporated by reference to Exhibit 10.2 to the 1998 Form 10-K).
10.3	Form of Lease Agreement, entered into as of February 14, 1997, between the Trust (or a subsidiary) as Lessor and the Corporation (or a subsidiary) as Lessee.(2)
10.4	Form of Amendment of Lease, dated as of June 1, 2002, between the Trust (or a subsidiary) as Lessor and the Corporation (or a subsidiary) as Lessee.(2)
10.5	Form of Trademark License Agreement, dated as of December 10, 1997, between Starwood Capital and the Trust (incorporated by reference to Exhibit 10.22 to the Trust’s and the Corporation’s Joint Annual Report on Form 10-K for the fiscal year ended December 31, 1997 (the “1997 Form 10-K”)).
10.6	Credit Agreement, dated October 9, 2002, among the Corporation, certain additional alternative currency revolving loan borrowers and various lenders, Deutsche Bank, AG, New York Branch, as Administrative Agent, JP Morgan Chase Bank, as Syndication Agent, Bank of America, N.A., Fleet National Bank and Societe Generale, as Co-Documentation Agents, and Deutsche Bank Securities Inc. and JP Morgan Securities Inc. as Co-Lead Arrangers and joint Book Running Managers (incorporated by reference to Exhibit 10.1 of Form 8-K filed on October 11, 2002).
10.7	First Amendment to Credit Agreement (incorporated by reference to Exhibit 10.5 to the Corporation’s and the Trust’s Joint Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2003 (the “2003 10-Q1”)).
10.8	Second Amendment to Credit Agreement (incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended June 30, 2003 (the “2003 10-Q2”)).

Exhibit
Number	Description of Exhibit

10.9	Third Amendment to Credit Agreement (incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended September 30, 2004 (the “2004 10-Q3”)).
10.10	Incremental Term Loan Commitment to Credit Agreement (incorporated by reference to Exhibit 10.2 to the 2004 10-Q3).
10.11	Pledge and Security Agreement, dated as of February 23, 1998, executed and delivered by the Trust, the Corporation and the other Pledgors party thereto, in favor of Bankers Trust Company as Collateral Agent (incorporated by reference to Exhibit 10.63 to the 1997 Form 10-K).
10.12	Loan Agreement, dated as of February 23, 1998, between the Trust and the Corporation, together with Promissory Note executed in connection therewith, by the Corporation to the order of the Trust, in the principal amount of $3,282,000,000 (incorporated by reference to Exhibit 10.65 to the 1997 Form 10-K).
10.13	First Modification, dated as of January 27, 1999, to Loan Agreement, dated as of February 23, 1998, among ITT Corporation, Realty Partnership, Sheraton Phoenician Corporation, and Starwood Phoenician CMBS I LLC.(2)
10.14	Second Modification, dated as of December 30, 1999, to Loan Agreement, dated as of February 23, 1998, among ITT Corporation, Realty Partnership, the Trust and Starwood Hotels and Resorts Holdings, Inc.(2)
10.15	Third Modification, dated as of June 30, 2000, to Loan Agreement, dated as of February 23, 1998, among ITT Corporation, the Corporation, Realty Partnership, the Trust and Starwood Hotels and Resorts Holdings, Inc.(2)
10.16	Loan Agreement, dated as of February 23, 1998, between the Trust and the Corporation, together with Promissory Note executed in connection therewith, by the Corporation to the order of the Trust, in the principal amount of $100,000,000 (incorporated by reference to Exhibit 10.66 to the 1997 Form 10-K).
10.17	First Modification, dated as of January 27, 1999, to Loan Agreement, dated as of February 23, 1998, among the Corporation, Harbor-Cal S.D., Starwood Sheraton San Diego CMBS I LLC and Realty Partnership.(2)
10.18	Loan Agreement, dated as of February 23, 1998, between the Trust and the Corporation, together with Promissory Note executed in connection therewith, by the Corporation to the order of the Trust, in the principal amount of $50,000,000 (incorporated by reference to Exhibit 10.67 to the 1997 Form 10-K).
10.19	First Modification, dated as of January 27, 1999, to Loan Agreement, dated as of February 23, 1998, among the Corporation, Harbor-Cal S.D., Starwood Sheraton San Diego CMBS I LLC and Realty Partnership.(2)
10.20	Loan Agreement, dated as of January 27, 1999, among the Borrowers named therein, as Borrowers, Starwood Operator I LLC, as Operator, and Lehman Brothers Holding Inc., d/b/a Lehman Capital, a division of Lehman Brothers Holdings Inc. (incorporated by reference to Exhibit 10.58 to the 1998 Form 10-K).
10.21	Starwood Hotels & Resorts 1995 Long-Term Incentive Plan (the “Trust 1995 LTIP”) (Amended and Restated as of December 3, 1998) (incorporated by reference to Annex D to the Trust’s and the Corporation’s Joint Proxy Statement dated December 3, 1998 (the “1998 Proxy Statement”))(1)
10.22	Second Amendment to the Trust 1995 LTIP (incorporated by reference to Exhibit 10.4 to the 2003 10-Q1).(1)
10.23	Form of Non-Qualified Stock Option Agreement pursuant to the Trust 1995 LTIP.(1)(2)
10.24	Starwood Hotels & Resorts Worldwide, Inc. 1995 Long-Term Incentive Plan (the “Corporation 1995 LTIP”) (Amended and Restated as of December 3, 1998) (incorporated by reference to Annex E to the 1998 Proxy Statement).(1)

Exhibit
Number	Description of Exhibit

10.25	Second Amendment to the Corporation 1995 LTIP (incorporated by reference to Exhibit 10.3 to the 2003 10-Q1).(1)
10.26	Form of Non-Qualified Stock Option Agreement pursuant to the Corporation 1995 LTIP.(1)(2)
10.27	Starwood Hotels & Resorts Worldwide, Inc. 1999 Long-Term Incentive Compensation Plan (the “1999 LTIP”) (incorporated by reference to Exhibit 10.4 to the Corporation’s and the Trust’s Joint Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1999 (the “1999 Form 10-Q2”)).(1)
10.28	First Amendment to the 1999 LTIP, dated as of August 1, 2001 (incorporated by reference to Exhibit 10.1 to the Corporation’s and the Trust’s Joint Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2001).(1)
10.29	Second Amendment to the 1999 LTIP (incorporated by reference to Exhibit 10.2 to the 2003 10-Q1).(1)
10.30	Form of Non-Qualified Stock Option Agreement pursuant to the 1999 LTIP.(1)(2)
10.31	Form of Restricted Stock Agreement pursuant to the 1999 LTIP.(1)(2)
10.32	Starwood Hotels & Resorts Worldwide, Inc. 2002 Long-Term Incentive Compensation Plan (the “2002 LTIP”) (incorporated by reference to Annex B of the Corporation’s 2002 Proxy Statement).(1)
10.33	First Amendment to the 2002 LTIP (incorporated by reference to Exhibit 10.1 to the 2003 10-Q1).(1)
10.34	Form of Non-Qualified Stock Option Agreement pursuant to the 2002 LTIP (incorporated by reference to Exhibit 10.49 to the 2002 Form 10-K filed on February 28, 2003 (the “2002 10-K”)).(1)
10.35	Form of Restricted Stock Agreement pursuant to the 2002 LTIP.(1)(2)
10.36	2004 Long-Term Incentive Compensation Plan (“2004 LTIP”) (incorporated by reference to the Corporation’s 2004 Notice of Annual Meeting of Stockholders and Proxy Statement, pages A-1 through A-20).(1)
10.37	Form of Non-Qualified Stock Option Agreement pursuant to the 2004 LTIP (incorporated by reference to Exhibit 10.4 to the 2004 10-Q2).(1)
10.38	Form of Restricted Stock Agreement pursuant to the 2004 LTIP (incorporated by reference to Exhibit 99.1 to the Corporation and the Trust’s Joint Current Report on Form 8-K filed with the SEC on February 16, 2005 (the “February 2005 8-K”)).(1)
10.39	Starwood Hotels & Resorts Worldwide, Inc. 1999 Annual Incentive Plan for Certain Executives (the “1999 AIP”) (incorporated by reference to Exhibit 10.5 to the 1999 Form 10-Q2).(1)
10.40	First Amendment to the 1999 AIP, dated as of December 17, 2003 (incorporated by reference to Exhibit 10.65 to the Corporation’s and the Trust’s Joint Annual Report on Form 10-K for the fiscal year ended December 31, 2003 (the “2003 10-K”)).(1)
10.41	Starwood Hotels & Resorts Worldwide, Inc. Annual Incentive Plan, dated June 1, 2001.(1)(2)
10.42	Starwood Hotels & Resorts Worldwide, Inc. Deferred Compensation Plan, effective as of January 1, 2001 (incorporated by reference to Exhibit 10.1 to the 2001 Form 10-Q2).(1)
10.43	Form of Indemnification Agreement between the Corporation, the Trust and each of its Directors/ Trustees and executive officers (incorporated by reference to Exhibit 10.10 to the 2003 10-K).(1)
10.44	Registration Rights Agreement, dated May 16, 2003, among the Corporation, the Guarantor and the Initial Purchasers (incorporated by reference to Exhibit 4.10 to the Form S-3).
10.45	Exchange Rights Agreement, dated as of January 1, 1995, among the Trust, the Corporation, Realty Partnership, Operating Partnership and the Starwood Partners (incorporated by reference to Exhibit 2B to the Trust’s and the Corporation’s Joint Current Report on Form 8-K dated January 31, 1995 (the “Formation Form 8-K”)).

Exhibit
Number	Description of Exhibit

10.46	Registration Rights Agreement, dated as of January 1, 1995, among the Trust, the Corporation and Starwood Capital (incorporated by reference to Exhibit 2C to the Formation Form 8-K).
10.47	Exchange Rights Agreement, dated as of June 3, 1996, among the Trust, the Corporation, Realty Partnership, Operating Partnership, Philadelphia HIR Limited Partnership and Philadelphia HSR Limited Partnership (incorporated by reference to Exhibit 10.1 to the Trust’s and the Corporation’s Joint Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1996 (the “1996 Form 10-Q2”)).
10.48	Registration Rights Agreement, dated as of June 3, 1996, among the Trust, the Corporation and Philadelphia HSR Limited Partnership (incorporated by reference to Exhibit 10.2 to the 1996 Form 10-Q2).
10.49	Units Exchange Rights Agreement, dated as of February 14, 1997, by and among, inter alia, the Trust, the Corporation, Realty Partnership, Operating Partnership and the Starwood Partners (incorporated by reference to Exhibit 10.34 to the 1997 Form 10-K).
10.50	Class A Exchange Rights Agreement, dated as of February 14, 1997, by and among, inter alia, the Trust, the Corporation, Operating Partnership and the Starwood Partners (incorporated by reference to Exhibit 10.35 to the 1997 Form 10-K).
10.51	Exchange Rights Agreement, dated as of January 2, 1998, among, inter alia, the Trust, Realty Partnership and Woodstar (incorporated by reference to Exhibit 10.50 to the 1997 Form 10-K).
10.52	Amendment to Exchange Rights Agreement (Class A Realty Partnership Units), dated as of October 10, 2002, among the Trust, Realty Partnership and certain limited partners of the Realty Partnership (incorporated by reference to Exhibit 10.53 to the 2002 Form 10-K).
10.53	Amendment to Exchange Rights Agreement, dated as of December 17, 2003 for the Class A Realty Partnership Units (incorporated by reference to Exhibit 10.67 to the 2003 10-K).
10.54	Exchange Rights Agreement, dated as of January 2, 1998, among, inter alia, the Corporation, Operating Partnership and Woodstar (incorporated by reference to Exhibit 10.51 to the 1997 Form 10-K).
10.55	Amendment to Exchange Rights Agreement (Class B Operating Partnership Units), dated as of October 10, 2002, among the Corporation, Operating Partnership and certain limited partners of the Operating Partnership (incorporated by reference to Exhibit 10.54 to the 2002 form 10-K).
10.56	Amendment to Exchange Rights Agreement, dated as of December 17, 2003 for the Class B Operating Partnership Units (incorporated by reference to Exhibit 10.66 to the 2003 10-K).
10.57	Second Amended and Restated Employment Agreement, dated as of January 1, 2003, between Barry S. Sternlicht and the Company (incorporated by reference to Exhibit 10.69 to the 2003 10-K).(1)
10.58	Form of Severance Agreement, dated December 1999, between the Corporation and Barry S. Sternlicht (incorporated by reference to Exhibit 10.52 to the 1999 Form 10-K).(1)
10.59	Starwood Hotels & Resorts Amended and Restated Non-Qualified Stock Option Agreement by and between the Trust and Barry S. Sternlicht, dated as of May 22, 2002 relating to a grant made on June 29, 1995 (incorporated by reference to Exhibit 10.3 to the 2002 Form 10-Q2).(1)
10.60	Starwood Hotels & Resorts Amended and Restated Non-Qualified Stock Option Agreement by and between the Trust and Barry S. Sternlicht, dated as of May 22, 2002 relating to a grant made on August 12, 1996 (incorporated by reference to Exhibit 10.4 to the 2002 Form 10-Q2).(1)
10.61	Starwood Hotels & Resorts Amended and Restated Non-Qualified Stock Option Agreement by and between the Trust and Barry S. Sternlicht, dated as of May 22, 2002 relating to a grant made on August 12, 1996 (incorporated by reference to Exhibit 10.5 to the 2002 Form 10-Q2).(1)

Exhibit
Number	Description of Exhibit

10.62	Employment Agreement, dated as of June 27, 2000, between the Corporation and Robert F. Cotter (incorporated by reference to Exhibit 10.1 to the Corporation’s and the Trust’s Joint Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000).(1)
10.63	Addendum to Robert F. Cotter Offer Letter, effective as of February 16, 2002 (incorporated by reference to Exhibit 10.1 to the Corporation’s and Trust’s Joint Quarterly Report on Form 10-Q for the quarter ended March 31, 2002).(1)
10.64	Form of Severance Agreement, dated as of August 14, 2000, between the Corporation and Robert F. Cotter (incorporated by reference to Exhibit 10.56 to the 2000 Form 10-K).(1)
10.65	Letter Agreement, dated March 9, 2004 between the Corporation and Robert Cotter (incorporated by reference to the Trust’s and the Corporation’s Joint Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004). (1)
10.66	Employment Agreement, dated March 25, 1998, between Theodore Darnall and the Corporation (incorporated by reference to Exhibit 10.61 to the 2002 Form 10-K).(1)
10.67	Severance Agreement, dated December 1999, between the Corporation and Theodore Darnall (incorporated by reference to Exhibit 10.55 to the 2002 Form 10-K).(1)
10.68	Employment Agreement, dated as of November 13, 2003, between the Corporation and Vasant Prabhu (incorporated by reference to Exhibit 10.68 to the 2003 10-K).(1)
10.69	Employment Agreement, dated as of September 20, 2004, between the Corporation and Steven J. Heyer (incorporated by reference to Exhibit 10.1 to the Trust’s and the Corporation’s Joint Current Report on Form 8-K filed with the SEC on September 24, 2004).(1)
10.70	Form of Non-Qualified Stock Option Agreement between the Corporation and Steven J. Heyer pursuant to the 2004 LTIP. (1)(2)
10.71	Form of Restricted Stock Unit Agreement between the Corporation and Steven J. Heyer pursuant to the 2004 LTIP (incorporated by reference to Exhibit 99.2 to the February 2005 8-K.(1)
10.72	Employment Agreement, dated as of September 25, 2000, between the Corporation and Kenneth Siegel (incorporated by reference to Exhibit 10.57 to the Corporation’s and Trust’s Joint Annual Report on Form 10-K for the fiscal year ended December 31, 2000).(1)
10.73	Letter Agreement, dated July 22, 2004 between the Corporation and Kenneth Siegel.(1)(2)
12.1	Calculation of Ratio of Earnings to Total Fixed Charges. (2)
21.1	Subsidiaries of the Registrants.(2)
23.1	Consent of Ernst & Young LLP.(2)
31.1	Certification Pursuant to Rule 13a-14 under the Securities Exchange Act of 1934 — Chief Executive Officer — Corporation.(2)
31.2	Certification Pursuant to Rule 13a-14 under the Securities Exchange Act of 1934 — Chief Financial Officer — Corporation.(2)
31.3	Certification Pursuant to Rule 13a-14 under the Securities Exchange Act of 1934 — Chief Executive Officer — Trust. (2)
31.4	Certification Pursuant to Rule 13a-14 under the Securities Exchange Act of 1934 — Chief Financial and Accounting Officer — Trust.(2)
32.1	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code — Chief Executive Officer — Corporation.(2)
32.2	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code — Chief Financial Officer — Corporation.(2)

Exhibit
Number	Description of Exhibit

32.3	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code — Chief Executive Officer — Trust.(2)
32.4	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code — Chief Financial and Accounting Officer — Trust.(2)

(1)	Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.

(2)	Filed herewith.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

STARWOOD HOTELS & RESORTS
WORLDWIDE, INC.

By:	/s/ Steven J. Heyer

Steven J. Heyer
Chief Executive Officer and
Director

By:	/s/ Vasant M. Prabhu

Vasant M. Prabhu
Executive Vice President and
Chief Financial Officer
Date: March 2, 2005
      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Steven J. Heyer Steven J. Heyer	Chief Executive Officer and Director	March 2, 2005

/s/ Barry S. Sternlicht Barry S. Sternlicht	Executive Chairman and Director	March 3, 2005

/s/ Vasant M. Prabhu Vasant M. Prabhu	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 2, 2005

/s/ Charlene Barshefsky Charlene Barshefsky	Director	March 3, 2005

/s/ Jean-Marc Chapus Jean-Marc Chapus	Director	March 3, 2005

/s/ Bruce W. Duncan Bruce W. Duncan	Director	March 3, 2005

/s/ Eric Hippeau Eric Hippeau	Director	March 3, 2005

Signature	Title	Date

/s/ Thomas O. Ryder Thomas O. Ryder	Director	March 3, 2005

/s/ Daniel W. Yih Daniel W. Yih	Director	March 3, 2005

/s/ Kneeland C. Youngblood Kneeland C. Youngblood	Director	March 3, 2005

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

STARWOOD HOTELS & RESORTS

By:	/s/ Steven J. Heyer

Steven J. Heyer
Chief Executive Officer and
Trustee

By:	/s/ Vasant M. Prabhu

Vasant M. Prabhu
Vice President and
Chief Financial and Accounting Officer
Date: March 2, 2005
      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Steven J. Heyer Steven J. Heyer	Chief Executive Officer and Trustee (Principal Executive Officer)	March 2, 2005

/s/ Barry S. Sternlicht Barry S. Sternlicht	Chairman and Trustee	March 3, 2005

/s/ Vasant M. Prabhu Vasant M. Prabhu	Executive Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)	March 2, 2005

/s/ Charlene Barshefsky Charlene Barshefsky	Trustee	March 3, 2005

/s/ Jean-Marc Chapus Jean-Marc Chapus	Trustee	March 3, 2005

/s/ Bruce W. Duncan Bruce W. Duncan	Trustee	March 3, 2005

/s/ Eric Hippeau Eric Hippeau	Trustee	March 3, 2005

Signature	Title	Date

/s/ Thomas O. Ryder Thomas O. Ryder	Trustee	March 3, 2005

/s/ Daniel W. Yih Daniel W. Yih	Trustee	March 3, 2005

/s/ Kneeland C. Youngblood Kneeland C. Youngblood	Trustee	March 3, 2005

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
AND STARWOOD HOTELS & RESORTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors, Board of Trustees and Shareholders of
Starwood Hotels & Resorts Worldwide, Inc. and Starwood Hotels & Resorts
We have audited the accompanying consolidated balance sheets of Starwood Hotels & Resorts Worldwide, Inc. (a Maryland corporation) (the “Company”) and Starwood Hotels & Resorts (a Maryland real estate investment trust) (the “Trust”) as of December 31, 2004 and 2003, and the related consolidated statements of income, comprehensive income, equity, and cash flows of the Company for each of the three years in the period ended December 31, 2004 and the consolidated statements of income and cash flows of the Trust for each of the three years in the period ended December 31, 2004. Our audits also included the financial statement schedules listed in the Index to Financial Statements and Schedules. These financial statements and schedules are the responsibility of the Company’s and Trust’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company and the Trust at December 31, 2004 and 2003, and the consolidated results of the Company’s and the Trust’s operations and cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s and the Trust’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2005 expressed an unqualified opinion thereon.

ERNST & YOUNG LLP
New York, New York
March 1, 2005

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
CONSOLIDATED BALANCE SHEETS
(In millions, except share data)

	December 31,

	2004	2003

ASSETS
Current assets:
Cash and cash equivalents	$326	$427
Restricted cash	347	81
Accounts receivable, net of allowance for doubtful accounts of $58 and $53	482	381
Inventories	371	232
Prepaid expenses and other	157	104

Total current assets	1,683	1,225
Investments	453	415
Plant, property and equipment, net	6,997	7,106
Goodwill and intangible assets, net	2,544	2,488
Other assets	621	623

	$12,298	$11,857

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings and current maturities of long-term debt	$619	$233
Accounts payable	200	171
Accrued expenses	872	799
Accrued salaries, wages and benefits	299	228
Accrued taxes and other	138	176

Total current liabilities	2,128	1,607
Long-term debt	3,823	4,393
Deferred income taxes	880	898
Other liabilities	652	574

	7,483	7,472

Minority interest	27	28

Exchangeable units and Class B preferred shares, at redemption value of $38.50	—	31

Commitments and contingencies
Stockholders’ equity:
Class A exchangeable preferred shares of the Trust; $0.01 par value; authorized 30,000,000 shares; outstanding 597,825 and 480,880 shares at December 31, 2004 and 2003, respectively	—	—
Corporation common stock; $0.01 par value; authorized 1,050,000,000 shares; outstanding 208,730,800 and 201,812,126 shares at December 31, 2004 and 2003, respectively	2	2
Trust Class B shares of beneficial interest; $0.01 par value; authorized 1,000,000,000 shares; outstanding 208,730,800 and 201,812,126 shares at December 31, 2004 and 2003, respectively	2	2
Additional paid-in capital	5,121	4,952
Deferred compensation	(14)	(9)
Accumulated other comprehensive loss	(255)	(334)
Accumulated deficit	(68)	(287)

Total stockholders’ equity	4,788	4,326

	$12,298	$11,857

The accompanying notes to financial statements are an integral part of the above statements.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per Share data)

	Year Ended December 31,

	2004	2003	2002

Revenues
Owned, leased and consolidated joint venture hotels	$3,326	$3,085	$3,190
Vacation ownership and residential sales and services	640	439	353
Management fees, franchise fees and other income	419	255	265
Other revenues from managed and franchised properties	983	851	780

	5,368	4,630	4,588
Costs and Expenses
Owned, leased and consolidated joint venture hotels	2,519	2,392	2,350
Vacation ownership and residential	488	340	274
Selling, general, administrative and other	331	200	152
Restructuring and other special credits, net	(37)	(9)	(7)
Depreciation	413	410	473
Amortization	18	19	15
Other expenses from managed and franchised properties	983	851	780

	4,715	4,203	4,037
Operating income	653	427	551
Gain on sale of VOI notes receivable	14	15	16
Equity earnings from unconsolidated ventures, net	32	12	8
Interest expense, net of interest income of $3, $5 and $2	(254)	(282)	(323)
Gain (loss) on asset dispositions and impairments, net	(33)	(183)	3

Income (loss) from continuing operations before taxes and minority equity	412	(11)	255
Income tax benefit (expense)	(43)	113	(2)
Minority equity in net loss (income)	—	3	(2)

Income from continuing operations	369	105	251
Discontinued operations:
Loss from operations, net of taxes of $0, $0 and $2	—	(2)	(5)
Gain on dispositions, net of tax expense (benefit) expense of $(10), $40 and $(104)	26	206	109

Net income	$395	$309	$355

Earnings Per Share — Basic
Continuing operations	$1.78	$0.52	$1.24
Discontinued operations	0.13	1.01	0.52

Net income	$1.91	$1.53	$1.76

Earnings Per Share — Diluted
Continuing operations	$1.72	$0.51	$1.22
Discontinued operations	0.12	0.99	0.51

Net income	$1.84	$1.50	$1.73

Weighted average number of Shares	207	203	201

Weighted average number of Shares assuming dilution	215	207	205

The accompanying notes to financial statements are an integral part of the above statements.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

	Year Ended December 31,

	2004	2003	2002

Net income	$395	$309	$355

Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustments	79	139	(2)
Minimum pension liability adjustments	(4)	(1)	(13)
Unrealized holding gains	4	3	4
Derivative instruments, net — Change in fair value of derivative instruments	—	(1)	6
Early termination of derivative instruments	—	—	15

	79	140	10

Comprehensive income	$474	$449	$365

The accompanying notes to financial statements are an integral part of the above statements.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(In millions)

	Exchangeable
	units and								Accumulated	Retained
	Class B EPS		Class A EPS		Shares		Additional		Other	Earnings
							Paid-in	Deferred	Comprehensive	(Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital(b)	Compensation	Loss(a)	Deficit)

Balance at December 31, 2001	1	$52	1	$—	198	$4	$4,851	$(16)	$(484)	$(609)
Net income	—	—	—	—	—	—	—	—	—	355
Stock option and restricted stock award transactions, net	—	—	—	—	2	—	52	2	—	—
ESPP stock issuances	—	—	—	—	—	—	1	—	—	—
Conversion and cancellation of Class A EPS, Class B EPS and Partnership Units	—	(1)	(1)	—	—	—	1	—	—	—
Foreign currency translation	—	—	—	—	—	—	—	—	(2)	—
Minimum pension liability adjustment	—	—	—	—	—	—	—	—	(13)	—
Unrealized gain on securities, net	—	—	—	—	—	—	—	—	4	—
Unrealized gain on derivative instruments	—	—	—	—	—	—	—	—	6	—
Early termination of derivative instruments	—	—	—	—	—	—	—	—	15	—
Distributions declared	—	—	—	—	—	—	—	—	—	(170)

Balance at December 31, 2002	1	51	—	—	200	4	4,905	(14)	(474)	(424)
Net income	—	—	—	—	—	—	—	—	—	309
Stock option and restricted stock award transactions, net	—	—	—	—	2	—	67	5	—	—
ESPP stock issuances	—	—	—	—	—	—	8	—	—	—
Share repurchases	—	—	—	—	—	—	(28)	—	—	—
Conversion or redemption and cancellation of Class A EPS, Class B EPS and Partnership Units	—	(20)	—	—	—	—	—	—	—	—
Foreign currency translation	—	—	—	—	—	—	—	—	139	—
Minimum pension liability adjustment	—	—	—	—	—	—	—	—	(1)	—
Unrealized gain on securities, net	—	—	—	—	—	—	—	—	3	—
Unrealized loss on derivative instruments	—	—	—	—	—	—	—	—	(1)	—
Distributions declared	—	—	—	—	—	—	—	—	—	(172)

Balance at December 31, 2003	1	31	—	—	202	4	4,952	(9)	(334)	(287)
Net income	—	—	—	—	—	—	—	—	—	395
Stock option and restricted stock award transactions, net	—	—	—	—	14	—	456	(5)	—	—
ESPP stock issuances	—	—	—	—	—	—	12	—	—	—
Share repurchases	—	—	—	—	(7)	—	(310)	—	—	—
Conversion or redemption and cancellation of Class A EPS, Class B EPS and Partnership Units	(1)	(31)	1	—	—	—	11	—	—	—
Foreign currency translation	—	—	—	—	—	—	—	—	79	—
Minimum pension liability adjustment	—	—	—	—	—	—	—	—	(4)	—
Unrealized gain on securities, net	—	—	—	—	—	—	—	—	4	—
Distributions declared	—	—	—	—	—	—	—	—	—	(176)

Balance at December 31, 2004	—	$—	1	$—	209	$4	$5,121	$(14)	$(255)	$(68)

(a)	As of December 31, 2004, this balance is comprised of $239 million of cumulative translation adjustments, $8 million of cumulative unrealized gains on securities, including derivative instruments, and $24 million of cumulative minimum pension liability adjustments.

(b)	Stock option exercises are net of a tax benefit of $70 million, $5 million and $6 million in 2004, 2003 and 2002, respectively.
The accompanying notes to financial statements are an integral part of the above statements.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Year Ended December 31,

	2004	2003	2002

Operating Activities
Net income	$395	$309	$355
Exclude:
Discontinued operations	(26)	(204)	(104)

Income from continuing operations	369	105	251
Adjustments to income from continuing operations:
Depreciation and amortization	431	429	488
Amortization of deferred loan costs	12	14	15
Non-cash portion of restructuring and other special credits, net	(37)	(9)	(3)
Non-cash foreign currency gains, net	(9)	(4)	(33)
Provision for doubtful accounts	25	34	27
Minority equity in net income (loss)	—	(3)	2
Distributions in excess of equity earnings	31	71	31
Gain on sale of VOI notes receivable	(14)	(15)	(16)
Loss (gain) on asset dispositions and impairments, net	33	183	(3)
Changes in working capital:
Restricted cash	(257)	17	(54)
Accounts receivable	(67)	6	21
Inventories	(22)	6	10
Prepaid expenses and other	(52)	8	(19)
Accounts payable and accrued expenses	118	55	39
Accrued and deferred income taxes	7	(138)	(90)
Other, net	9	(4)	78

Cash from continuing operations	577	755	744
Cash from discontinued operations	1	11	18

Cash from operating activities	578	766	762

Investing Activities
Purchases of plant, property and equipment	(333)	(302)	(296)
Proceeds from asset sales, net	74	1,042	65
Collection (issuance) of notes receivable, net	(2)	(2)	7
Acquisitions, net of acquired cash	(65)	—	(7)
Investments	(73)	(11)	(41)
Acquisition of senior debt	(4)	(203)	—
Other, net	(12)	(9)	(10)

Cash from (used for) investing activities	(415)	515	(282)

Financing Activities
Revolving credit facility and short-term repayments, net	(20)	(344)	(400)
Long-term debt issued	300	446	1,964
Long-term debt repaid	(451)	(911)	(2,017)
Distributions paid	(172)	(170)	(40)
Proceeds from employee stock option exercises	379	54	35
Share repurchases	(310)	(28)	—
Other, net	1	(26)	(29)

Cash used for financing activities	(273)	(979)	(487)

Exchange rate effect on cash and cash equivalents	9	17	8

Increase (decrease) in cash and cash equivalents	(101)	319	1
Cash and cash equivalents — beginning of period	427	108	107

Cash and cash equivalents — end of period	$326	$427	$108

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Interest	$293	$287	$310

Income taxes, net of refunds	$21	$17	$94

The accompanying notes to financial statements are an integral part of the above statements.

STARWOOD HOTELS & RESORTS
CONSOLIDATED BALANCE SHEETS
(In millions, except share data)

	December 31,

	2004	2003

ASSETS
Current assets:
Cash and cash equivalents	$1	$2
Receivable, Corporation	535	465
Prepaid expenses and other	—	1

Total current assets	536	468
Investments, Corporation	848	848
Investments	28	25
Plant, property and equipment, net	3,254	3,324
Long-term receivables, Corporation, net	2,043	2,098
Goodwill and intangible assets, net	207	207
Other assets	9	8

	$6,925	$6,978

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings and current maturities of long-term debt	$10	$9
Accounts payable	3	4
Accrued expenses	24	20
Distributions payable, Corporation	225	183
Distributions payable	176	172

Total current liabilities	438	388
Long-term debt	435	445

	873	833

Minority interest	29	29

Exchangeable units and Class B preferred shares, at redemption value of $38.50	—	30

Commitments and contingencies
Stockholders’ equity:
Class A exchangeable preferred shares; $0.01 par value; authorized 30,000,000 shares; outstanding 597,825 and 480,880 shares at December 31, 2004 and 2003, respectively	—	—
Class A shares of beneficial interest; $0.01 par value; authorized 5,000 shares; outstanding 100 shares at December 31, 2004 and 2003	—	—
Trust Class B shares of beneficial interest; $0.01 par value; authorized 1,000,000,000 shares; outstanding 208,730,800 and 201,812,126 shares at December 31, 2004 and 2003, respectively	2	2
Additional paid-in capital	7,761	7,714
Distributions in excess of net income	(1,740)	(1,630)

Total stockholders’ equity	6,023	6,086

	$6,925	$6,978

The accompanying notes to financial statements are an integral part of the above statements.

STARWOOD HOTELS & RESORTS
CONSOLIDATED STATEMENTS OF INCOME
(In millions)

	Year Ended December 31,

	2004	2003	2002

Revenues
Rent and interest, Corporation	$536	$526	$587

	536	526	587

Costs and Expenses
Selling, general and administrative	3	3	3
Depreciation	156	165	222

	159	168	225

Operating income	377	358	362
Equity losses from unconsolidated joint venture	(1)	(2)	(1)
Interest expense, net	(36)	(35)	(36)
Loss on asset dispositions and impairments, net	(23)	(186)	(3)
Income tax benefit (expense)	7	(3)	(4)
Minority equity in net loss (income)	(2)	1	(3)

Net income	$322	$133	$315

The accompanying notes to financial statements are an integral part of the above statements.

STARWOOD HOTELS & RESORTS
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Year Ended December 31,

	2004	2003	2002

Operating Activities
Net income	$322	$133	$315
Adjustments to net income:
Depreciation and amortization	156	165	222
Amortization of deferred loan costs	1	—	1
Minority equity in net income (loss)	2	(1)	3
Distributions in excess of equity earnings	—	2	3
Loss on asset dispositions and impairments, net	23	186	3
Receivable, Corporation	(52)	(441)	(446)
Other, net	3	(1)	3

Cash from operating activities	455	43	104

Investing Activities
Purchases of plant, property and equipment	(100)	(66)	(82)
Proceeds from asset sales, net	43	402	52
Acquisitions, net of acquired cash	—	—	(7)
Collection of notes receivable	—	—	2
Other, net	(4)	—	—

Cash from (used for) investing activities	(61)	336	(35)

Financing Activities
Long-term debt issued	—	70	—
Long-term debt repaid	(9)	(63)	(36)
Distributions paid	(172)	(170)	(40)
Distributions paid to Corporation	(213)	(206)	—
Share repurchases	(30)	(3)	—
Other, net	29	(7)	6

Cash used for financing activities	(395)	(379)	(70)

Decrease in cash and cash equivalents	(1)	—	(1)
Cash and cash equivalents — beginning of period	2	2	3

Cash and cash equivalents — end of period	$1	$2	$2

Supplemental Disclosures of Cash Flow Information
Cash paid (received) during the period for:
Interest	$33	$33	$35

Income taxes, net of refunds	$(21)	$3	$4

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
      Starwood is one of the world’s largest hotel and leisure companies. The Company’s principal business is hotels and leisure, which is comprised of a worldwide hospitality network of more than 750 full-service hotels, vacation ownership resorts and residential developments primarily serving two markets: luxury and upscale. The principal operations of Starwood Vacation Ownership, Inc. (“SVO”) include the acquisition, development and operation of vacation ownership resorts; marketing and selling vacation ownership interests (“VOIs”) in the resorts; and providing financing to customers who purchase such interests.
      The Trust was formed in 1969 and elected to be taxed as a real estate investment trust (“REIT”) under the Internal Revenue Code (the “Code”). In 1980, the Trust formed the Corporation and made a distribution to the Trust’s shareholders of one share of common stock, par value $0.01 per share, of the Corporation (a “Corporation Share”) for each common share of beneficial interest, par value $0.01 per share, of the Trust (a “Trust Share”). The Trust is one of the largest REITs in the United States.
      Pursuant to a reorganization in 1999, the Trust became a subsidiary of the Corporation, which indirectly holds all outstanding shares of the new Class A shares of beneficial interest of the Trust (“Class A Shares”). Each Trust Share was converted into one share of the new non-voting Class B Shares of beneficial interest in the Trust (a “Class B Share”). The Corporation Shares and the Class B Shares trade together on a one-for-one basis, and pursuant to an agreement between the Corporation and the Trust, may be transferred only in units (“Shares”) consisting of one Corporation Share and one Class B Share.
      The Corporation, through its subsidiaries, is the general partner of, and held, as of December 31, 2004, an aggregate 98.4% partnership interest in, SLC Operating Limited Partnership (the “Operating Partnership”). The Trust, through its subsidiaries, is the general partner of, and held an aggregate 97.4% partnership interest in, SLT Realty Limited Partnership (the “Realty Partnership” and, together with the Operating Partnership, the “Partnerships”) as of December 31, 2004. The units of the Partnerships (“LP Units”) held by the limited partners of the respective Partnerships are exchangeable on a one-for-one basis for Shares. At December 31, 2004, there were approximately 5.6 million LP Units outstanding (including 4.3 million LP Units held by the Corporation). For all periods presented, the LP Units are assumed to have been converted to Shares for purposes of calculating basic and diluted weighted average Shares outstanding.

Note 2.	Significant Accounting Policies
      Principles of Consolidation. The accompanying consolidated financial statements of the Company and the Trust and their subsidiaries include the assets, liabilities, revenues and expenses of majority-owned subsidiaries over which the Company and/or the Trust exercise control. Intercompany transactions and balances have been eliminated in consolidation.
      Cash and Cash Equivalents. The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.
      Restricted Cash. Restricted cash primarily consists of deposits received on sales of VOIs that are held in escrow until a certificate of occupancy is obtained, the legal rescission period has expired and the deed of trust has been recorded in governmental property ownership records. Additionally, provisions of certain of the Company’s secured debt require that cash reserves be maintained because aggregate operations of the related

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
AND STARWOOD HOTELS & RESORTS
NOTES TO FINANCIAL STATEMENTS — (Continued)
hotels fell below a specified level due to the war in Iraq and the worldwide economic downturn. Once aggregate hotel operations meet the specified levels over the required time period, the additional cash reserves, plus accrued interest, will be released to the Company.
      Inventories. Inventories are comprised principally of VOIs of $187 million and $162 million as of December 31, 2004 and 2003, respectively, and residential of $108 million and $0 at December 31, 2004 and 2003, respectively, and hotel operating supplies. VOI and residential inventory is carried at the lower of cost or net realizable value and includes $13 million, $7 million and $4 million of capitalized interest incurred in 2004, 2003 and 2002, respectively. Operating supplies are generally valued at the lower of cost (first-in, first-out) or market.
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
      For the vacation ownership segment, the Company provides for estimated mortgages receivable cancellations and defaults at the time the VOI sales are recorded with a charge to vacation ownership and residential expenses. The Company performs an analysis of factors such as economic condition and industry trends, defaults, past due aging and historical write-offs of mortgages and contracts receivable to evaluate the adequacy of the allowance.
      Assets Held for Sale. The Company considers properties to be assets held for sale when management approves and commits to a formal plan to actively market a property for sale, a signed sales contract and a non-refundable deposit exists. Upon designation as an asset held for sale, the Company records the carrying value of each property at the lower of its carrying value or its estimated fair value, less estimated costs to sell, and the Company stops recording depreciation expense. Any gain realized in connection with the sale of properties for which the Company has significant continuing involvement (such as through a long-term management or franchise agreement) is deferred and recognized over the life of the associated involvement (e.g., the initial term of the related agreement).
      Investments. Investments in joint ventures are accounted for using the guidance of the revised Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) No. 46 “Consolidation of Variable Interest Entities” (“FIN 46(R)”) for all ventures deemed to be variable interest entities. See additional discussion in the “Impact of Recently Issued Accounting Standards” section to this footnote. All other joint venture investments are accounted for under the equity method of accounting when the Company has a 20% to 50% ownership interest or exercises significant influence over the venture. If the Company’s interest exceeds 50% or in certain cases, if the Company exercises control over the venture, the results of the joint venture are consolidated herein. All other investments are generally accounted for under the cost method.
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

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
AND STARWOOD HOTELS & RESORTS
NOTES TO FINANCIAL STATEMENTS — (Continued)
      Plant, Property and Equipment. Plant, property and equipment, including capitalized interest of $5 million, $7 million and $6 million incurred in 2004, 2003 and 2002, respectively, applicable to major project expenditures, are recorded at cost. The cost of improvements that extend the life of plant, property and equipment are capitalized. These capitalized costs may include structural improvements, equipment and fixtures. Costs for normal repairs and maintenance are expensed as incurred. Depreciation is provided on a straight-line basis over the estimated useful economic lives of 15 to 40 years for buildings and improvements; 3 to 10 years for furniture, fixtures and equipment; 3 to 7 years for information technology software and equipment and the lesser of the lease term or the economic useful life for leasehold improvements. Gains or losses on the sale or retirement of assets are included in income when the assets are sold provided there is reasonable assurance of the collectibility of the sales price and any future activities to be performed by the Company relating to the assets sold are insignificant.
      The Company evaluates the carrying value of its assets for impairment. For assets in use when the trigger events specified in Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” are met, the expected undiscounted future cash flows of the assets are compared to the net book value of the assets. If the expected undiscounted future cash flows are less than the net book value of the assets, the excess of the net book value over the estimated fair value is charged to current earnings. When assets are identified by management as held for sale, the Company discontinues depreciating the assets and estimates the fair value of such assets. If the fair value of the assets which have been identified for sale is less than the net book value of the assets, the carrying value of the assets is reduced to fair value less selling costs. Fair value is determined based upon discounted cash flows of the assets at rates deemed reasonable for the type of property and prevailing market conditions, appraisals and, if appropriate, current estimated net sales proceeds from pending offers.
      Goodwill and Intangible Assets. Goodwill and intangible assets arise in connection with acquisitions, including the acquisition of management contracts. Effective January 1, 2002, the Company adopted SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” In accordance with this guidance, the Company ceased amortizing goodwill and intangible assets with indefinite lives. Intangible assets with finite lives continue to amortize on a straight-line basis over their respective useful lives. The Company reviews all goodwill and intangible assets with indefinite lives for impairment by comparisons of fair value to book value annually, or upon the occurrence of a trigger event. Impairment charges, if any, will be recognized in operating results. In connection with the adoption of this standard, the Company has completed its initial and subsequent annual recoverability tests on goodwill and intangible assets, which did not result in any impairment charges.
      Frequent Guest Program. Starwood Preferred Guest® (“SPG”) is the Company’s frequent guest incentive marketing program. SPG members earn points based on their spending at the Company’s properties, as incentives to first-time buyers of VOIs, and, to a lesser degree, through participation in affiliated partners’ programs, such as those offered by airlines. Points can be redeemed at most of the Company’s owned, leased, managed and franchised properties. The cost of operating the program, including the estimated cost of award redemption, is charged to hotel and vacation ownership properties based on members’ qualifying expenditures. Revenue is recognized by participating hotels and resorts when points are redeemed for hotel stays.
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
      The liability for the SPG program is included in other long-term liabilities and accrued expenses in the accompanying consolidated balance sheets. The total actuarially determined liability as of December 31, 2004 and 2003 is $255 million and $201 million, respectively.
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
      Foreign Currency Translation. Balance sheet accounts are translated at the exchange rates in effect at each period end and income and expense accounts are translated at the average rates of exchange prevailing during the year. The national currencies of foreign operations are generally the functional currencies. Gains and losses from foreign exchange and the effect of exchange rate changes on intercompany transactions of a long-term investment nature are generally included in other comprehensive income. Gains and losses from foreign exchange rate changes related to intercompany receivables and payables that are not of a long-term investment nature are reported currently in costs and expenses and amounted to a gain of $9 million, $4 million and $33 million in 2004, 2003 and 2002, respectively. The $33 million gain in 2002 includes a $30 million gain recorded in selling, general, administrative and other expenses related to the mark-to-market of U.S. dollar intercompany receivables in Argentina as a result of the devaluation of the Argentine Peso. Gains and losses from foreign currency transactions are reported currently in costs and expenses and were insignificant for all periods presented.
      Income Taxes. The Company provides for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.” The objectives of accounting for income taxes are to recognize the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in an entity’s financial statements or tax returns.
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
      Earnings Per Share. The following represents a reconciliation of basic earnings per Share to diluted earnings per Share for income from continuing operations (in millions, except per Share data):

	Year Ended December 31,

	2004			2003			2002

	Earnings	Shares	Per Share	Earnings	Shares	Per Share	Earnings	Shares	Per Share

Basic earnings from continuing operations	$369	207	$1.78	$105	203	$0.52	$251	201	$1.24
Effect of dilutive securities:
Employee options and restricted stock awards	—	8		—	4		—	4

Diluted earnings from continuing operations	$369	215	$1.72	$105	207	$0.51	$251	205	$1.22

      Included in the Basic Share numbers for the years ended December 31, 2004, 2003 and 2002 are approximately 1 million, 1 million and 2 million shares, respectively, of Class A Exchangeable Preferred Shares (“Class A EPS”) and Class B Exchangeable Preferred Shares (“Class B EPS”).
      As of December 31, 2004 and 2003, 7 million shares and 13 million shares, respectively, issuable under convertible debt were excluded from the calculation of diluted earnings per Share numbers as the trigger events for conversion had not occurred. As the terms of the contingently convertible debt instrument allow for the Company to redeem such instruments in cash and the Company has a history of settling convertible debt instruments in cash, the Company, in accordance with SFAS No. 128, “Earnings Per Share,” has utilized the if-converted method if certain trigger events are met.
      Stock-Based Compensation. The Company has four stock-based employee long-term incentive plans, which are described in Note 17. Stock Incentive Plans. The Company accounts for those plans under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. In general no stock-based employee compensation cost is reflected in net income as all options granted to employees under these plans have an exercise price equal to the fair value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per Share if the Company had applied the fair value

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
AND STARWOOD HOTELS & RESORTS
NOTES TO FINANCIAL STATEMENTS — (Continued)
recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation:

	Year Ended December 31,

	2004	2003	2002

	(In millions, except per
	Share data)
Net income, as reported	$395	$309	$355
Deduct: SFAS No. 123 compensation cost	(83)	(75)	(81)
Tax effect	28	26	28

Proforma net income	$340	$260	$302

Earnings per Share:
Basic, as reported	$1.91	$1.53	$1.76

Basic, proforma	$1.64	$1.28	$1.50

Diluted, as reported	$1.84	$1.50	$1.73

Diluted, proforma	$1.59	$1.26	$1.47

Average Black Scholes Assumptions:
Dividend Yield	2.5%	3.1%	2.7%
Volatility	42%	42%	41%
Risk-free rate	3.2%	3.2%	3.2%
Expected life	6 yrs	6 yrs	6 yrs
      The weighted average fair value per Share of options granted in 2004, 2003 and 2002 was $13.78, $8.48 and $10.01, respectively, using the assumptions noted in the table above. During the fourth quarter of 2004, the Company determined that the calculation of its pro forma net income reported under SFAS No. 123 for the years ended December 31, 2003 and 2002, as reported in those years, included errors in certain assumptions used in the Black Scholes calculations, including the dividend yield and the expected lives of the outstanding options. The errors were not material to the pro forma net income in either period. The pro forma net income reported under SFAS No. 123 for the years ended December 31, 2003 and 2002 presented in the table above have been revised, resulting in an increase in the previously reported amounts of $0.08 and $0.09 per diluted share for 2003 and 2002, respectively. This revision had no effect on the Company’s previously reported consolidated results of operations or financial condition.
      Revenue Recognition. The Company’s revenues are primarily derived from the following sources: (1) hotel and resort revenues at the Company’s owned, leased and consolidated joint venture properties; (2) management and franchise fees; (3) vacation ownership and residential revenues; (4) revenues from managed and franchised properties; and (5) other revenues which are ancillary to the Company’s operations. Generally, revenues are recognized when the services have been rendered. The following is a description of the composition of revenues for the Company:

•	Owned, Leased and Consolidated Joint Ventures — Represents revenue primarily derived from hotel operations, including the rental of rooms and food and beverage sales, from owned, leased or consolidated joint venture hotels and resorts. Revenue is recognized when rooms are occupied and services have been rendered.

•	Management and Franchise Fees — Represents fees earned on hotels managed worldwide, usually under long-term contracts, and franchise fees received in connection with the franchise of the

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
AND STARWOOD HOTELS & RESORTS
NOTES TO FINANCIAL STATEMENTS — (Continued)

Company’s Sheraton, Westin, Four Points by Sheraton and Luxury Collection brand names. Management fees are comprised of a base fee, which is generally based on a percentage of gross revenues, and an incentive fee, which is generally based on the property’s profitability. Base fee revenues are recognized when earned in accordance with the terms of the contract. For any time during the year, when the provisions of the management contracts allow receipt of incentive fees upon termination, incentive fees are recognized for the fees due and earned as if the contract was terminated at that date, exclusive of any termination fees due or payable. Franchise fees are generally based on a percentage of hotel room revenues and are recognized in accordance with SFAS No. 45, “Accounting for Franchise Fee Revenue,” as the fees are earned and become due from the franchisee.

•	Vacation Ownership and Residential — The Company recognizes revenue from VOI and residential sales in accordance with SFAS No. 66, “Accounting for Sales of Real Estate.” The Company recognizes sales when a minimum of 10% of the purchase price for the VOI or residential deposit has been received in cash, the period of cancellation with refund has expired and receivables are deemed collectible. For sales that do not qualify for full revenue recognition as the project has progressed beyond the preliminary stages but has not yet reached completion, all revenue and profit are initially deferred and recognized in earnings through the percentage-of-completion method.

•	Revenues from Managed and Franchised Properties — These revenues represent reimbursements of costs incurred on behalf of managed hotel properties and franchisees. These costs relate primarily to payroll costs at managed properties where the Company is the employer. Since the reimbursements are made based upon the costs incurred with no added margin, these revenues and corresponding expenses have no effect on the Company’s operating income and net income.
      Insurance Retention. Through its captive insurance company, the Company provides insurance coverage for workers’ compensation, property and general liability claims arising at hotel properties owned or managed by the Company through policies written directly and through reinsurance arrangements. Estimated insurance claims payable represent expected settlement of outstanding claims and a provision for costs that have been incurred but not reported. These estimates are based on our assessment of potential liability using an analysis of available information including pending claims, historical experience and current cost trends. The amount of the ultimate liability may vary from these estimates. Estimated costs of these self-insurance programs are accrued, based on the analysis of third-party actuaries.
      Costs Incurred to Sell VOIs. The Company capitalizes direct costs attributable to the sale of VOIs until the sales are recognized. Selling and marketing costs capitalized under this methodology were approximately $23 million and $17 million as of December 31, 2004 and 2003, respectively, and all such capitalized costs are included in prepaid expenses and other assets in the accompanying consolidated balance sheets. Costs eligible for capitalization follow the guidelines of SFAS No. 67, “Accounting for Costs and Initial Rental Operation of Real Estate Projects.” If a contract is cancelled, the Company charges the unrecoverable direct selling and marketing costs to expense, and records forfeited deposits as income.
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
      Advertising Costs. Starwood and its brand marketing co-ops enter into multi-media ad campaigns, including television, radio, internet and print advertisements. Costs associated with these campaigns, including communication and production costs, are aggregated and expensed the first time that the advertising takes place in accordance with the American Institute of Certified Public Accountants (“AICPA”) Statement of

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
AND STARWOOD HOTELS & RESORTS
NOTES TO FINANCIAL STATEMENTS — (Continued)
Position (“SOP”) No. 93-7 “Reporting on Advertising Costs.” If it becomes apparent that the media campaign will not take place, all costs are expensed at that time. During the years ended December 31, 2004, 2003 and 2002, the Company incurred approximately $120 million, $110 million and $105 million of advertising expense, respectively, a significant portion of which was reimbursed by managed and franchised hotels.
      Retained Interests. The Company periodically sells notes receivable originated by our vacation ownership business in connection with the sale of VOIs. The Company retains interests in the assets transferred to qualified and non-qualified special purpose entities which are accounted for as over-collateralizations and interest only strips. These Retained Interests are treated as “trading” for transactions prior to 2002 and “available-for-sale” for transactions thereafter under the provisions of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” The Company reports changes in the fair values of these Retained Interests through the accompanying consolidated statement of income for trading securities and through the accompanying consolidated statement of comprehensive income for available-for-sale securities. The Company had Retained Interests of $58 million and $50 million at December 31, 2004 and 2003, respectively.
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
      Impact of Recently Issued Accounting Standards. In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment, a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation.” SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair value. Proforma disclosure is no longer an alternative. The new standard is effective for interim or annual reporting periods beginning after June 15, 2005 and therefore will be implemented for Starwood in the third quarter of 2005. Adoption of this standard will reduce the Company’s net income and earnings per share, however it will have no impact on cash flow. The Company is still analyzing the various valuation models and does not expect the expense to be higher than the proforma stock-based compensation disclosed under Stock-Based Compensation on page F-16.
      In December 2004 the FASB issued SFAS No. 152, “Accounting for Real Estate Time-Sharing Transactions”. SFAS No. 152 amends SFAS No. 66, “Accounting for the Sales of Real Estate” and SFAS No. 67, “Accounting for Costs and Initial Rental Operations of Real Estate Projects” in association with the issuance of AICPA SOP 04-2, “Accounting for Real Estate Time-Sharing Transactions”. These statements were issued to address the diversity in practice caused by a lack of guidance specific to real estate time-sharing transactions. SFAS No. 152 is effective for financial statements for fiscal years beginning after June 15, 2005 and therefore will be implemented by the Company in the first quarter of 2006. The Company expects the adoption of this standard to have an impact on the timing of recognition of vacation ownership profits, and the impact is currently being evaluated.
      In December 2004, the FASB issued FASB Staff Position No. 109-2, “Accounting and Disclosure Guidance for the Foreign Repatriation Provision within the American Jobs Creation Act of 2004” in response to the American Jobs Creation Act of 2004 (the “Act”) which provides for a special one-time dividends received deduction of 85 percent for certain foreign earnings that are repatriated (as defined in the Act) in

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
AND STARWOOD HOTELS & RESORTS
NOTES TO FINANCIAL STATEMENTS — (Continued)
either an enterprise’s last tax year that began before the December 2004 enactment date, or the first tax year that begins during the one-year period beginning on the date of enactment. Starwood is reviewing the Act in order to determine if funds can be repatriated.
      In November 2004, the Emerging Issues Task Force (“EITF”) issued EITF No. 04-8, “The Effect of Contingently Convertible Debt on Diluted Earnings Per Share” which states that contingently convertible debt instruments are subject to the if-converted method under FASB Statement No. 128 regardless of the contingent features included in the instrument. As the terms of the contingently convertible debt instrument allow for the Company to redeem such instruments in cash and the Company has a history of settling convertible debt instruments in cash, the Company, in accordance with SFAS No. 128, has utilized the if-converted method if certain trigger events are met. Accordingly, EITF No. 04-08 did not have an impact to the Company’s net income or earnings per share.
      In December 2003, FASB issued SFAS No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits” (SFAS No. 132(R)). SFAS No. 132(R) retains the disclosure requirements in the original SFAS No. 132, but requires additional disclosures related to plan assets, plan obligations, cash flows and net periodic benefit cost of defined benefit pension and other postretirement plans. In addition, this statement requires interim period disclosure of the components of net periodic benefit costs and contributions if significantly different from previously reported amounts. In accordance with the transition rules, the Company adopted SFAS No. 132(R) effective December 31, 2003 for its domestic pension and postretirement plans and effective December 31, 2004 for the Company’s foreign pension plans, and incorporated the new disclosure requirements into Note 14. Employee Benefit Plans.
      In May 2003, FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity, and is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. As a result of further discussion by the FASB on October 8, 2003, the FASB announced that minority interests in consolidated partnerships with specified finite lives should be reclassified as liabilities and presented at fair market value unless the interests are convertible into the equity of the parent. Fair market value adjustments occurring subsequent to July 1, 2003 should be recorded as a component of interest expense. At their October 29, 2003 meeting, the FASB agreed to indefinitely defer the implementation of their announcement at the October 8, 2003 meeting regarding the accounting treatment for minority interests in finite life partnerships. Therefore, until a final resolution is reached, the Company will not implement this aspect of the standard. If the Company were to adopt this aspect of the standard under its current provisions, it is not expected to have a material impact on the Company’s financial statements.
      In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” which amends and clarifies financial accounting and reporting for derivative instruments and hedging activities, including the qualifications for the normal purchases and normal sales exception, under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The amendment reflects decisions made by the FASB in connection with issues raised about the application of SFAS No. 133. Generally, the provisions of SFAS No. 149 will be applied prospectively for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. Adoption of SFAS No. 149 did not have a material effect on the Company’s financial statements.
      In January 2003, the FASB issued FIN 46 which requires a variable interest entity (“VIE”) to be consolidated by its primary beneficiary (“PB”). The PB is the party that absorbs a majority of the VIE’s expected losses and/or receives a majority of the expected residual returns. In December 2003, the FASB issued FIN 46(R) delaying the effective date for certain entities created before February 1, 2003 and making

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
AND STARWOOD HOTELS & RESORTS
NOTES TO FINANCIAL STATEMENTS — (Continued)
other amendments to clarify the application of the guidance. In adopting FIN 46(R), the Company has evaluated its various variable interests to determine whether they are in VIE’s. These variable interests, which generally represent modest interests relative to the other investors in the ventures, are primarily related to the Company’s strategy to expand its role as a third-party manager of hotels and resorts, allowing the Company to increase the presence of its lodging brands and gain additional cash flow. The evaluation identified the following types of variable interests: (a) subordinated loans to ventures which have typically taken the form of first or second mortgage loans, (b) equity investments in ventures which have typically ranged from 10% to 30% of the equity, (c) guarantees to ventures which have typically related to loan guarantees on new construction projects that are well capitalized and which typically expire within a few years of the hotels opening and (d) other types of contributions to ventures owning hotels to secure the management or franchise contract. The Company also reviewed its other management and franchise agreements related to hotels that the Company has no other investments in and concluded that such arrangements were not variable interests since the Company is paid at a level commensurate with the services provided and on the same level as other operating liabilities and the hotel owners retain the right to terminate the arrangements under certain circumstances.
      Of the nearly 600 hotels that the Company manages or franchises, the Company has identified approximately 20 hotels that it has a variable interest in. For those ventures that the Company holds a variable interest, it determined that the Company was not the PB and such VIE’s should not be consolidated in the Company’s financial statements. The Company’s outstanding net loan balances exposed to losses as a result of its involvement in VIE’s totaled $75 million and $69 million at December 31, 2004 and 2003, respectively. Equity investments and other types of investments related to VIE’s totaled $34 million and $37 million, respectively, at December 31, 2004 and $24 million and $21 million, respectively, at December 31, 2003. Information concerning the Company’s exposure to loss on loan guarantees and commitments to fund other types of contributions is summarized in Note 20. Commitments and Contingencies.
Note 3.     Significant Acquisitions
      Acquisition of Sheraton Kauai Resort. In March 2004, the Company acquired the 413-room Sheraton Kauai Resort on Poipu Beach in Kauai, Hawaii. The purchase price for the property was approximately $40 million and was funded from available cash. Prior to the acquisition, the Company managed the property for the former owner.
      Tender Offer to Acquire Partnership Units of Westin Hotels Limited Partnership. In the fourth quarter of 2003, the Company commenced a tender offer to acquire any and all of the outstanding limited partnership units of Westin Hotels Limited Partnership, the entity that indirectly owns the Westin Michigan Avenue Hotel in Chicago, Illinois, one of the Company’s managed hotels. The tender offer expired on February 20, 2004 and approximately 34,000 units were tendered to the Company and accepted for payment, representing approximately 25% of the outstanding units. The purchase price of approximately $26 million was funded from available cash.
      Acquisition of BlissWorld LLC. In January 2004, the Company acquired a 95% interest in BlissWorld LLC which, at the time of the acquisition, operated three stand alone spas (two in New York, New York and one in London, England) and a beauty products business with distribution through its own internet site and catalogue as well as through third party retail stores. The aggregate purchase price for the acquired interest was approximately $25 million and was funded from available cash. The Company recorded approximately $22 million in goodwill associated with this acquisition.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
AND STARWOOD HOTELS & RESORTS
NOTES TO FINANCIAL STATEMENTS — (Continued)

Note 4.	Gain (Loss) on Asset Dispositions and Impairments, Net
      During 2004, the Company sold two hotels for net proceeds of $56 million. The Company recorded a net loss of $33 million primarily related to the sale of these hotels, the impairment of one hotel sold in January 2005, and three investments deemed impaired in 2004.
      During 2003, the Company recorded a $183 million charge primarily related to the impairment of 18 non-core domestic hotels that were held for sale. The Company sold 16 of these hotels for net proceeds of $404 million, the majority of which were sold subject to franchise agreements.
      In June 2003, the Company also sold a portfolio of assets including four hotels, a marina and shipyard, a golf club and a 51% interest in its undeveloped land in Costa Smeralda in Sardinia, Italy (“Sardinia Assets”) for 290 million Euro (approximately $340 million based on exchange rates at the time the sale closed) in gross cash proceeds. The Company continues to manage the four hotels subject to long-term management contracts. Accordingly, the results related to the Sardinia Assets prior to the sale date are not classified as discontinued operations and the gain on sale of approximately $77 million was deferred and is being recognized in earnings over the 10.5 year life of the management contracts. The Company recorded a $9 million gain on the sale of the 51% interest in the undeveloped land. This gain was offset by a $9 million write down of the value of a hotel which was formerly operated together with one of the non-core domestic hotels and is now closed and under review for alternative use and a $2 million charge related to an impairment of an investment.
      During 2002, the Company sold two hotels for net proceeds of $51 million. The Company recorded a net loss on these sales of $3 million in 2002. In September 2002, the Company sold its 2% investment in Interval International, a timeshare exchange company. The Company received gross proceeds of approximately $8 million as a result of this sale and recorded a gain of approximately $6 million.

Note 5.	Notes Receivable Securitizations and Sales
      From time to time, the Company securitizes or sells, without recourse, its fixed rate VOI notes receivable. To accomplish these securitizations, the Company transfers a pool of VOI notes receivable to special purpose entities (together with the special purpose entities in the next sentence, the “SPEs”) and the SPEs transfer the VOI notes receivable to qualifying special purpose entities (“QSPEs”), as defined in SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities — a Replacement of FASB Statement No. 125.” To accomplish these sales, the Company transfers a pool of VOI notes receivable to special purpose entities and the SPEs transfer the VOI notes receivables to a third party purchaser. The Company continues to service the securitized and sold VOI notes receivable pursuant to servicing agreements negotiated on an arms-length basis based on market conditions; accordingly, the Company has not recognized any servicing assets or liabilities. All of the Company’s VOI notes receivable securitizations and sales to date have qualified to be, and have been, accounted for as SFAS No. 140 sales.
      With respect to those transactions still outstanding at December 31, 2004, the Company retains economic interests (the “Retained Interests”) in securitized and sold VOI notes receivables through SPE ownership of QSPE beneficial interests (securitizations) and the right to a deferred purchase price payable by the purchaser of the sold VOI notes receivable. The Retained Interest, which is comprised of subordinated interests and interest only strips in the related VOI notes receivable, provides credit enhancement to the third-party purchasers of the related QSPE beneficial interests (securitizations) and VOI notes receivable (sales). Retained Interests cash flows are limited to the cash available from the related VOI notes receivable, after servicing fees, absorbing 100% of any credit losses on the related VOI notes receivable, QSPE fixed rate interest expense, the third party purchaser’s contractual floating rate yield (VOI notes receivable sales), and program fees (VOI note receivables sales).

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
AND STARWOOD HOTELS & RESORTS
NOTES TO FINANCIAL STATEMENTS — (Continued)
      Retained Interests relating to pre-2002 securitizations and sales are classified and accounted for as “trading” while Retained Interests relating to subsequent securitizations and sales are classified and accounted for as “available-for-sale” securities, respectively, both in accordance with SFAS No. 115 and SFAS No. 140.
      The Company’s securitization and sale agreements provide the Company with the option, subject to certain limitations, to repurchase defaulted VOI notes receivable at their outstanding principal amounts. Such repurchases totaled $15 million, $19 million and $19 million during 2004, 2003, and 2002, respectively. The Company has been able to resell the VOIs underlying the VOI notes repurchased under these provisions without incurring significant losses. As allowed under the related agreements, the Company replaced the defaulted VOI notes receivable under the securitization and sale agreements with new VOI notes receivable, resulting in net gains of approximately $1 million, $6 million and $2 million in 2004, 2003 and 2002, respectively, which amounts are included in gain on sale of VOI notes receivable in the Company’s statements of income and are not included in the 2004, 2003 and 2002 gain amounts indicated below.
      During 2004, the Company sold, in several sales, $113 million of VOI notes receivable pursuant to an arrangement (the “2004 Purchase Facility”) with third party purchasers. Under the 2004 Purchase Facility, the Company can continue to sell VOI notes receivable through June 13, 2005 (may be extended by mutual agreement) subject to a facility limit at any one time of $150,000,000. The Company’s net cash proceeds received from these sales were approximately $103 million. Total gains from these sales of $13 million are included in gain on sale of VOI notes receivable in the Company’s statements of income. The purchaser’s floating contractual yield on the sold VOI notes receivables increases from the purchaser’s commercial paper cost plus 0.8% or LIBOR plus 1.25% to Prime plus 2% in December 2005.
      Key assumptions used in measuring the fair value of the Retained Interests at the time of sale at December 31, 2004 under the 2004 Purchase Facility were as follows: discount rate of 12%; annual prepayments, which yields an average expected life of the prepayable VOI notes receivable of 99 months; and expected gross VOI notes receivable balance defaulting as a percentage of the total initial pool of 15.1%. These key assumptions are based on the Company’s experience.
      During 2003, the Company securitized (the “2003 Securitization”) $181 million of VOI notes receivable. The Company’s net cash proceeds from this securitization were approximately $63 million. The related gain of $9 million is included in gain on sale of VOI notes receivable in the Company’s statements of income. In connection with the 2003 Securitization, the Company repurchased all existing receivables under the 2002 Note Sales described below.
      Key assumptions used in measuring the fair value of the Retained Interests at the time of the 2003 Securitization and at December 31, 2004, relating to the 2003 Securitization, were as follows: discount rate of 14%; annual prepayments, which yields an average expected life of prepayable notes receivable of 89 months; and expected gross VOI notes receivable balance defaulting as a percentage of the total initial pool of 17.8%.
      During 2002, the Company sold, in several sales, (the “2002 Note Sales”), $133 million of VOI notes receivable to a third party purchaser. The Company’s aggregate net cash proceeds from these sales was approximately $120 million. Related gains of $14 million are included in gain on sale of VOI notes receivable in the Company’s statements of income. As discussed above, in connection with the 2003 Securitizations, the Company repurchased all then existing receivables under the 2002 Note Sales. The Company can no longer sell VOI notes receivable under the agreements related to the 2002 Asset Sales.
      Key assumptions used in measuring the fair value of the Retained Interests at the time of the 2002 Note Sale were as follows: discount rate of 14%; annual prepayments, which yields an average expected life of prepayable notes receivable of 86 months; and expected gross VOI notes receivable balance defaulting as a percentage of the total initial pool of 2.2%.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
AND STARWOOD HOTELS & RESORTS
NOTES TO FINANCIAL STATEMENTS — (Continued)
      At December 31, 2004, the aggregate outstanding principal balance of VOI notes receivable that have been securitized or sold was $292 million. The delinquent principal amounts of those VOI notes receivables that were more than 90 days delinquent at December 31, 2004 was approximately $4 million.
      At December 31, 2004 and 2003, the Company owned approximately $180 million and $119 million, respectively, of fixed rate VOI notes receivable, which are included in accounts receivable and other assets in the Company’s balance sheets. The delinquent principal balance of those VOI notes receivables that were more than 90 days delinquent at December 31, 2004 was approximately $14 million.
      Net credit losses for all VOI notes receivable were $14 million, $19 million, and $19 million during 2004, 2003, and 2002, respectively.
      The Company received aggregate cash proceeds of $32 million, $33 million and $22 million from the Retained Interests during 2004, 2003, and 2002, respectively, and aggregate servicing fees of $3 million annually related to these VOI notes receivable in 2004, 2003, and 2002.
      At the time of each receivable sale and at the end of each financial reporting period, the Company estimates the fair value of its Retained Interests using a discounted cash flow model. All assumptions used in the models are reviewed and updated, if necessary, based on current trends and historical experience.
      The Company has completed a sensitivity analysis on the net present value of the Retained Interests to measure the change in value associated with independent changes in individual key variables. The methodology used applied unfavorable changes for the key variables of expected prepayment rates, discount rates and expected gross credit losses. The aggregate net present value and carrying value of Retained Interests at December 31, 2004 was approximately $58 million. The decrease in value of the Retained Interests that would result from various independent changes in key variables are shown in the chart that follows (dollar amounts are in millions). These factors may not move independently of each other.

Annual prepayment rate:
100 basis points-dollars	$0.4
100 basis points-percentage	0.7%
200 basis points-dollars	$0.8
200 basis points-percentage	1.4%
Discount rate:
100 basis points-dollars	$1.6
100 basis points-percentage	3.0%
200 basis points-dollars	$3.1
200 basis points-percentage	5.8%
Gross annual rate of credit losses:
100 basis points-dollars	$3.5
100 basis points-percentage	6.6%
200 basis points-dollars	$6.9
200 basis points-percentage	12.9%

Note 6.	Discontinued Operations
      In June 2003, the Company sold the Hotel Principe di Savoia in Milan, Italy (“Principe”) for 275 million Euro (approximately $315 million based on current exchange rates at the time the sale closed) in gross cash proceeds. The Company will have no continuing involvement with the Principe. Therefore, in

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
AND STARWOOD HOTELS & RESORTS
NOTES TO FINANCIAL STATEMENTS — (Continued)
accordance with SFAS No. 144, the accompanying consolidated financial statements reflect the results of operations of the Principe as a discontinued operation. Interest expense of $7 million and $15 million, respectively, for the years ended December 31, 2003 and 2002 was allocated to discontinued operations based upon the amount of Euro denominated debt that was required to be repaid upon the consummation of the sale. The amount of Euro denominated debt allocated to discontinued operations was approximately $284 million at December 31, 2002. Summary financial information for discontinued operations is as follows (in millions):

	Year Ended
	December 31,

	2004	2003	2002

Income Statement Data
Revenues	$—	$22	$42
Operating income	$—	$5	$12
Interest expense on debt repaid with sales proceeds	$—	$7	$15
Income tax expense	$—	$—	$2
Loss from operations, net of tax	$—	$(2)	$(5)
Gain on disposition, net of tax	$26	$206	$109
      For the year ended December 31, 2004, the net gain on disposition primarily consists of the reversal of $10 million of reserves set up in conjunction with the sale of the Company’s former gaming business in 1999. The related contingencies were resolved in January 2005 and, therefore, the reserves are no longer required. The gain on disposition also includes a tax benefit of $16 million associated with the disposition of the Company’s former gaming business as a result of the favorable resolution of certain tax matters.
      For the year ended December 31, 2003, the net gain on disposition consists of $174 million of gains recorded in connection with the sale of the Principe on June 30, 2003 and the reversal of $32 million of reserves relating to the Company’s former gaming business disposed of in 1999 that are no longer required as the related contingencies have been resolved.
      During 2002, the Company recorded an after tax gain of $109 million from discontinued operations primarily related to the issuance of new Internal Revenue Service (“IRS”) regulations in early 2002, which allowed the Company to recognize a $79 million tax benefit from a tax loss on the 1999 sale of its former gaming business. The tax loss was previously disallowed under the old regulations. In addition, the Company recorded a $25 million gain resulting from an adjustment to the Company’s tax basis in ITT World Directories, a subsidiary which was disposed of in early 1998 through a tax deferred reorganization. The increase in the tax basis has the effect of reducing the deferred tax charge recorded on the disposition in 1998. This gain also included the reversal of $5 million of liabilities set up in conjunction with the sale of the former gaming business that are no longer required as the related contingencies have been resolved.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
AND STARWOOD HOTELS & RESORTS
NOTES TO FINANCIAL STATEMENTS — (Continued)

Note 7.	Goodwill and Intangible Assets
      The changes in the carrying amount of goodwill for the year ended December 31, 2004 are as follows (in millions):

		Vacation
	Hotel	Ownership
	Segment	Segment	Total

Balance at January 1, 2004	$1,869	$241	$2,110
Acquisitions	22	—	22
Settlement of tax contingency	(3)	—	(3)
Purchase price adjustment	22	—	22
Cumulative translation adjustment	11	—	11
Asset dispositions	(5)	—	(5)

Balance at December 31, 2004	$1,916	$241	$2,157

      Intangible assets consisted of the following (in millions):

	December 31,

	2004	2003

Trademarks and trade names	$232	$226
Management and franchise agreements	177	168
Other	64	59

	473	453
Accumulated amortization	(86)	(75)

	$387	$378

      Amortization expense of $15 million, $13 million and $13 million, respectively, related to intangible assets with finite lives was recorded during the years ended December 31, 2004, 2003 and 2002. Amortization expense relating to these assets is expected to be at least $14 million in each of the fiscal years 2005 through 2011.

Note 8.	Other Assets
      Other assets include notes receivable, net of $295 million and $275 million at December 31, 2004 and 2003, respectively, primarily related to the financing of VOIs (as discussed in Note 5. Notes Receivable Securitizations and Sales).
      Contractual Obligations. On December 30, 2003, the Company together with Lehman Brothers Holdings Inc. (“Lehman Brothers”), announced the acquisition of all of the outstanding senior debt (approximately $1.3 billion), at a discount, of Le Meridien Hotels and Resorts Ltd. (“Le Meridien”). The approximate $200 million investment is represented by a high yield junior participation interest. As part of this investment, the Company entered into an agreement with Lehman Brothers whereby they would negotiate with the Company on an exclusive basis towards a recapitalization of Le Meridien. The exclusivity period expired in early April 2004 although negotiations with Lehman Brothers are continuing. While negotiations are continuing, there can be no assurance that transaction agreements will be entered into or a transaction consummated and if consummated what the terms and form of such a transaction would be.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
AND STARWOOD HOTELS & RESORTS
NOTES TO FINANCIAL STATEMENTS — (Continued)

Note 9.	Restructuring and Other Special Charges (Credits)
      The Company had remaining accruals related to restructuring charges of $23 million at December 31, 2004 and $24 million at December 31, 2003, of which $19 million and $20 million is included in other liabilities in the accompanying December 31, 2004 and 2003 consolidated balance sheets, respectively. The following tables summarize restructuring and other special charges (credits) activity during the years ended December 31, 2004, 2003 and 2002:

	Noncash	Cash	Expenditures	Total Charge
	Credits	Receipts	Accrued	(Credit)

Year Ended December 31, 2004
Restructuring charges (credits):
Adjustments to liability as a result of benefit plan termination	$—	$—	$—	$—

Other special credits:
Adjustments from favorable settlement of litigation	$(37)	$—	$—	$(37)

Total other special credits	$(37)	$—	$—	$(37)

Year Ended December 31, 2003
Restructuring credits:
Adjustments to liability as a result of benefit plan termination	$(9)	$—	$—	$(9)

Other special credits:
Proceeds from favorable settlement of litigation	$—	$(12)	$—	$(12)
Legal defense costs	—	—	13	13
Adjustments to receivables previously written down	—	—	(1)	(1)

Total other special credits	$—	$(12)	$12	$—

Year Ended December 31, 2002
Restructuring credits	$—	$(1)	$—	$(1)

Other special credits:
Adjustments to receivables previously written down	$—	$—	$(3)	$(3)
Adjustments to e-business investments previously written down	(3)	—	—	(3)

Total other special credits	$(3)	$—	$(3)	$(6)

      2004 Other Special Credits. During the year ended December 31, 2004, the Company reversed a $37 million special charge previously recorded in 1999 due to the favorable resolution of a litigation matter.
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

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
AND STARWOOD HOTELS & RESORTS
NOTES TO FINANCIAL STATEMENTS — (Continued)
      2002 Restructuring and Other Special Credits. During the year ended December 31, 2002, the Company recorded reversals of restructuring charges of $1 million and reversals of other special charges of $6 million. The reversal of the restructuring charge relates to an adjustment to the severance liability established in connection with the cost containment efforts following the events of September 11, 2001 based on actual costs incurred. The reversal of the other special charges primarily related to sales of investments in certain e-business ventures previously deemed impaired and the collections of receivables which were previously deemed uncollectible.

Note 10.	Plant, Property and Equipment
      Plant, property and equipment consisted of the following (in millions):

	December 31,

	2004	2003

Land and improvements	$1,337	$1,334
Buildings and improvements	6,350	6,193
Furniture, fixtures and equipment	2,095	1,942
Construction work in process	189	217

	9,971	9,686
Less accumulated depreciation and amortization	(2,974)	(2,580)

	$6,997	$7,106

Note 11.	Accrued Expenses
      Accrued expenses include accrued distributions of $176 million and $172 million at December 31, 2004 and 2003, respectively. Accrued expenses also include the current portion of insurance reserves (as discussed in Note 20. Commitments and Contingencies), SPG point liability and other marketing accruals and other restructuring reserves (as discussed in Note 9. Restructuring and Other Special Charges (Credits)).

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
AND STARWOOD HOTELS & RESORTS
NOTES TO FINANCIAL STATEMENTS — (Continued)

Note 12.	Income Taxes
      Income tax data from continuing operations of the Company is as follows (in millions):

	Year Ended December 31,

	2004	2003	2002

Pretax income (loss)
U.S.	$307	$(64)	$169
Foreign	105	53	86

	$412	$(11)	$255

Provision (benefit) for income tax
Current:
U.S. federal	$(33)	$1	$(14)
State and local	6	4	(3)
Foreign	39	48	69

	12	53	52

Deferred:
U.S. federal	32	(108)	(32)
State and local	(7)	(14)	(4)
Foreign	6	(44)	(14)

	31	(166)	(50)

	$43	$(113)	$2

      No provision has been made for U.S. taxes payable on undistributed foreign earnings amounting to approximately $858 million as of December 31, 2004, since these amounts are permanently reinvested.
      On October 22, 2004, the President signed the American Jobs Creation Act of 2004 (the “Act”). The Act creates a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85 percent dividends received deduction for certain dividends from controlled foreign corporations. The deduction is subject to a number of limitations and, as of today, uncertainty remains as to how to interpret numerous provisions in the Act. As such, the Company is not yet in a position to decide on whether, and to what extent, it might repatriate foreign earnings that have not yet been remitted to the U.S. Based on the preliminary analysis to date, however, it is possible that the Company may repatriate some amount up to $500 million, with the respective tax liability up to $26 million. The Company expects to be in a position to finalize its assessment by mid-2005.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
AND STARWOOD HOTELS & RESORTS
NOTES TO FINANCIAL STATEMENTS — (Continued)
      Deferred income taxes represent the tax effect of the differences between the book and tax bases of assets and liabilities. Deferred tax assets (liabilities) include the following (in millions):

	December 31,

	2004	2003

Plant, property and equipment	$(546)	$(575)
Intangibles	(157)	(153)
Allowances for doubtful accounts and other reserves	125	155
Employee benefits	53	44
Deferred gain on ITT World Directories disposition	(551)	(551)
Net operating loss and tax credit carryforwards	397	373
Deferred income	(134)	(136)
Other	(62)	(38)

	(875)	(881)
Less valuation allowance	(5)	(17)

Deferred income taxes	$(880)	$(898)

      At December 31, 2004, the Company had net operating loss and tax credit carryforwards of approximately $963 million and $35 million, respectively, for federal income tax purposes. Substantially all operating loss carryforwards, available to provide future tax benefits, expire between 2018 and 2024.
      In February 1998, the Company disposed of ITT World Directories. Through December 31, 2004, the Company recorded $551 million of income taxes relating to this transaction, which are included in deferred income taxes in the accompanying consolidated balance sheets. While the Company strongly believes this transaction was completed on a tax-deferred basis, this position is currently being challenged by the IRS. In 2002, the IRS proposed an adjustment to increase Starwood’s 1998 taxable income by approximately $1.4 billion.
      If the transaction is deemed to be fully taxable in 1998, then the Company’s federal tax obligation would be approximately $499 million, plus interest, and would be partially offset by the Company’s net operating loss carryforwards discussed above.
      During 2004, the matter was transferred from IRS Appeals to the jurisdiction of the United States Tax Court. The Company plans to vigorously defend its position and filed a petition in United States Tax Court on October 28, 2004 to contest the IRS’s proposed adjustment. The Company expects to litigate this matter with the ultimate outcome unpredictable and could result in tax liabilities that are significantly higher or lower than what has been recorded in the financial statements.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
AND STARWOOD HOTELS & RESORTS
NOTES TO FINANCIAL STATEMENTS — (Continued)
      A reconciliation of the tax provision of the Company at the U.S. statutory rate to the provision for income tax as reported is as follows (in millions):

	Year Ended December 31,

	2004	2003	2002

Tax provision (benefit) at U.S. statutory rate	$144	$(4)	$89
U.S. state and local income taxes	(1)	(7)	(5)
Exempt Trust income	(62)	(60)	(60)
Tax on repatriation of foreign earnings	13	12	15
Foreign tax rate differential	(6)	(1)	10
Change in tax law and regulations	(15)	—	—
Tax settlements	(15)	(36)	(30)
Basis difference on asset sales	—	(5)	—
Reduction of valuation allowance	(12)	(12)	(18)
Other	(3)	—	1

Provision for income tax (benefit)	$43	$(113)	$2

      During 2004, the IRS completed its audits of the Company’s 1999 and 2000 tax returns and issued its final audit adjustments to the Company. As a result of the completion of these audits and the receipt of the final audit adjustments, the Company recorded a $5 million tax benefit. In addition, the Company recognized a $10 million tax benefit related to the reversal of previously accrued income taxes after an evaluation of the applicable exposures and the expiration of the related statutes of limitations.
      In 2003, the Company filed for tax amnesty in Italy for certain of its Italian subsidiaries related to the 1997-2001 tax years. As a result of these filings, the Company recognized a $2 million tax benefit, which represented the reversal of reserves associated with these tax years, net of the tax amnesty cost. In addition, the Company recognized a $26 million tax benefit for the reversal of a valuation allowance associated with a tax matter, which can no longer be contested as a result of the tax amnesty filings. Also in 2003, the Company recognized an $8 million tax benefit relating to the reduction of previously accrued taxes after an evaluation of the exposure items and the expiration of related statutes of limitation.
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

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
AND STARWOOD HOTELS & RESORTS
NOTES TO FINANCIAL STATEMENTS — (Continued)

Note 13.	Debt
      Long-term debt and short-term borrowings consisted of the following (in millions):

	December 31,

	2004	2003

Senior Credit Facility:
Term loan, interest at LIBOR+1.25% (3.65% at December 31, 2004) maturing through 2006	$550	$300
Revolving Credit Facility, interest at Canadian Bankers’ Acceptance rate + 1.25% (3.81% at December 31, 2004), maturing 2006	11	15
Senior Notes interest rates of 7.375% and 7.875%, maturing 2007 and 2012	1,514	1,532
Sheraton Holding public debt, interest rates ranging from 6.75% to 7.75%, maturing through 2025	1,058	1,067
Convertible Senior Notes — Series B	—	326
Convertible Debt	360	360
Mortgages and other, interest rates ranging from 2.00% to 9.21%, various maturities	949	1,026

	4,442	4,626
Less current maturities	(619)	(233)

Long-term debt	$3,823	$4,393

      Aggregate debt maturities for each of the years ended December 31 are as follows (in millions):

2005	$619
2006	900
2007	844
2008	27
2009	441
Thereafter	1,611

$4,442

      In August 2004, the Company completed a $300 million addition to the term loan under its existing Senior Credit Facility. The Senior Credit Facility now consists of a $1.0 billion revolving loan and a $600 million term loan, each maturing in 2006 with a one year extension option and a current interest rate of LIBOR plus 1.25%. The proceeds were used to repay a portion of the existing revolving credit facility and for general corporate purposes. The Company currently expects to be in compliance with all covenants for the remainder of the Senior Credit Facility term.
      In May 2004, holders of Series B Convertible Senior Notes put the majority of these notes to the Company for a purchase price of $311 million, and in December 2004 the Company purchased the remaining $20 million, leaving a zero balance as of December 31, 2004. In May 2001, the Company sold these zero coupon Series B Convertible Senior Notes due 2021 for an aggregate face amount of $572 million (along with $244 million of Series A notes, which were subsequently repurchased for $202 million in May 2002). The two series of notes had an initial blended yield to maturity of 2.35%. The Series B convertible notes were convertible when the market price of our Shares exceeded 120% of the then-accreted conversion price of the convertible senior notes. The maximum conversion of notes was approximately 5.8 million Shares. The

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
AND STARWOOD HOTELS & RESORTS
NOTES TO FINANCIAL STATEMENTS — (Continued)
Company received gross proceeds from these sales of approximately $500 million, which were used to repay a portion of its senior secured notes facility that bore interest at LIBOR plus 275 basis points.
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
      In October 2002, the Company refinanced its previous senior credit facility with a new four-year $1.3 billion Senior Credit Facility. The new facility was comprised of a $1.0 billion Revolving Credit Facility and a $300 million Term Loan (later increased to $600 million as discussed earlier), each maturing in 2006, with a one-year extension option. The proceeds of the new Senior Credit Facility were used to pay off all amounts owed under the Company’s previous senior credit facility, which was due to mature in February 2003. The Company incurred a charge of approximately $1 million in connection with this early extinguishment of debt.
      In April 2002, the Company sold $1.5 billion of senior notes in two tranches — $700 million principal amount of 7 3/8% senior notes due 2007 and $800 million principal amount of 7 7/8% senior notes due 2012 (collectively, the “Senior Notes”). The Company used the proceeds to repay all of its senior secured notes facility and a portion of its previous senior credit facility. In connection with the repayment of debt, the Company incurred charges of approximately $29 million including approximately $23 million for the early termination of interest rate swap agreements associated with the repaid debt, and $6 million for the write-off of deferred financing costs and termination fees for the early extinguishment of debt.
      The Company has the ability to draw down on its Revolving Credit Facility in various currencies. Drawdowns in currencies other than the U.S. dollar represent a natural hedge of the Company’s foreign denominated net assets and operations. At December 31, 2004, the Company had $11 million drawn in Canadian dollars.
      The Senior Credit Facility, Senior Notes and the Convertible Debt are guaranteed by the Sheraton Holding Corporation, a wholly owned subsidiary of the Corporation. The Sheraton Holding public debt is guaranteed by the Corporation. See Note 22. Guarantor Subsidiary for consolidating financial information for Starwood Hotels & Resorts Worldwide, Inc. (the “Parent”), Sheraton Holding Corporation (the “Guarantor Subsidiary”) and all other legal entities that are consolidated into the Company’s results including the Trust, but which are not the Guarantor Subsidiary (the “Non-Guarantor Subsidiaries”).
      The Company maintains lines of credit under which bank loans and other short-term debt are drawn. In addition, smaller credit lines are maintained by the Company’s foreign subsidiaries. The Company had approximately $967 million of available borrowing capacity under its domestic and foreign lines of credit as of December 31, 2004.
      The Company is subject to certain restrictive debt covenants under its short-term borrowing and long-term debt obligations including defined financial covenants, limitations on incurring additional debt, escrow account funding requirements for debt service, capital expenditures, tax payments and insurance premiums, among other restrictions. The Company was in compliance with all of the short-term and long-term debt covenants at December 31, 2004.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
AND STARWOOD HOTELS & RESORTS
NOTES TO FINANCIAL STATEMENTS — (Continued)
      The weighted average interest rate for short-term borrowings was 5.44% and 5.15% at December 31, 2004 and 2003, respectively, and their fair values approximated carrying value given their short-term nature. These average interest rates are composed of interest rates on both U.S. dollar and non-U.S. dollar denominated indebtedness.
      For adjustable rate debt, fair value approximates carrying value due to the variable nature of the interest rates. For non-public fixed rate debt, fair value is determined based upon discounted cash flows for the debt at rates deemed reasonable for the type of debt and prevailing market conditions and the length to maturity for the debt. The estimated fair value of debt at December 31, 2004 and 2003 was $4.8 billion and $4.7 billion, respectively, and was determined based on quoted market prices and/or discounted cash flows. See Note 18. Derivative Financial Instruments for additional discussion regarding the Company’s interest rate swap agreements.

Note 14.	Employee Benefit Plans
      Defined Benefit and Postretirement Benefit Plans. The Company and its subsidiaries sponsor or previously sponsored numerous funded and unfunded domestic and international pension plans, including the ITT Sheraton Corporation Ongoing Retirement Plan (“Ongoing Plan”), the ITT Corporation Excess Pension Plan (“Excess Plan”) and several other plans. All defined benefit plans covering U.S. employees are frozen. Certain plans covering non-U.S. employees remain active.
      The Ongoing Plan, a frozen pension plan, purchased annuities for $4 million and $8 million in 2004 and 2003, respectively. The Ongoing Plan also paid out $1 million and $3 million in lump-sum benefit payments in 2004 and 2003, respectively. The purchase of the annuities and lump-sum benefit payments settled the remaining pension liabilities of the Ongoing Plan. In conjunction with the settlement of the Ongoing Plan’s liabilities, the investment in 174,000 Company Shares were sold in 2003 for $6 million. The Excess Plan was a frozen plan providing benefits to certain former executives of ITT Corporation. Lump-sum distributions of $1 million were made from the Excess Plan in 2003, settling the remaining liabilities of the Excess Plan.
      As a result of annuity purchases and lump sum distributions from our domestic pension plans, the Company recorded net settlement gains of approximately $2 million, $5 million and $3 million during the years ended December 31, 2004, 2003 and 2002, respectively.
      The Company also sponsors the Starwood Hotels & Resorts Worldwide, Inc. Retiree Welfare Program. This plan provides health care and life insurance benefits for certain eligible retired employees. The Company has prefunded a portion of the health care and life insurance obligations through trust funds where such prefunding can be accomplished on a tax effective basis. The Company also funds this program on a pay-as-you-go basis.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
AND STARWOOD HOTELS & RESORTS
NOTES TO FINANCIAL STATEMENTS — (Continued)
      The following table sets forth the projected benefit obligation, fair value of plan assets, the funded status of the Company’s defined benefit pension and postretirement benefit plans, and the amounts recognized in the Company’s consolidated balance sheets at December 31, 2004 and 2003 (in millions):

	Pension		Foreign		Postretirement
	Benefits		Pension Benefits		Benefits

	2004	2003	2004	2003	2004	2003

Change in Benefit Obligation
Benefit obligation at beginning of year	$20	$34	$134	$112	$31	$29
Service cost	—	—	4	4	—	—
Interest cost	1	2	8	7	2	2
Actuarial loss (gain)	1	(2)	9	8	(3)	2
Settlements	(1)	(3)	—	—	—	—
Annuity purchase	(4)	(8)	—	—	—	—
Effect of foreign exchange rates	—	—	6	7	—	—
Benefits paid	(1)	(3)	(5)	(4)	(3)	(2)

Benefit obligation at end of year	$16	$20	$156	$134	$27	$31

Change in Plan Assets
Fair value of plan assets at beginning of year	$5	$16	$97	$80	$13	$13
Actual return on plan assets, net of expenses	—	1	9	12	1	2
Reimbursement of benefit payments	—	—	—	—	(3)	(3)
Employer contribution	1	2	5	4	3	3
Settlements	(1)	(3)	—	—	—	—
Annuity purchase	(4)	(8)	—	—	—	—
Effect of foreign exchange rates	—	—	4	5	—	—
Benefits paid	(1)	(3)	(5)	(4)	(3)	(2)

Fair value of plan assets at end of year	$—	$5	$110	$97	$11	$13

Funded status	$(16)	$(15)	$(46)	$(37)	$(16)	$(18)
Unrecognized net actuarial loss (gain)	2	(1)	58	50	(1)	1
Unrecognized prior service cost	—	—	(3)	(3)	—	—

Net amount recognized at end of year	$(14)	$(16)	$9	$10	$(17)	$(17)

Amounts recognized in the consolidated balance sheets consist of:
Accrued benefit cost	$(18)	$(18)	$(19)	$(16)	$(17)	$(17)
Accumulated other comprehensive income	4	2	28	26	N/A	N/A

Net amount recognized at end of year	$(14)	$(16)	$9	$10	$(17)	$(17)

Increase (decrease) in additional minimum liability included in accumulated other comprehensive income	$2	$1	$2	$(1)	N/A	N/A

      All domestic pension plans are frozen plans, where employees do not accrue additional benefits. Therefore, at December 31, 2004 and 2003, the projected benefit obligation is equal to the accumulated

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
AND STARWOOD HOTELS & RESORTS
NOTES TO FINANCIAL STATEMENTS — (Continued)
benefit obligation. At December 31, 2004 and 2003, the accumulated benefit obligation for the foreign pension plans was $129 million and $112 million, respectively. At December 31, 2004 and 2003, the projected benefit obligation and accumulated benefit obligation exceeded the fair value of plan assets for all of the Company’s domestic and foreign pension plans, and the accumulated postretirement benefit obligation exceeded plan assets of the postretirement benefit plan.
      The following table presents the components of net periodic benefit cost for the years ended December 31, 2004, 2003 and 2002 (in millions):

	Pension			Foreign			Postretirement
	Benefits			Pension Benefits			Benefits

	2004	2003	2002	2004	2003	2002	2004	2003	2002

Service cost	$—	$—	$—	$4	$4	$3	$—	$—	$—
Interest cost	1	2	3	8	7	6	2	2	2
Expected return on plan assets	—	(1)	(2)	(8)	(7)	(8)	(1)	(1)	(1)
Amortization of actuarial loss (gain)	—	—	—	3	2	—	—	—	(1)

SFAS No. 87 cost/ SFAS No. 106 cost	1	1	1	7	6	1	1	1	—

SFAS No. 88 settlement gain	(2)	(5)	(3)	—	—	—	—	—	—

Net periodic benefit cost (income)	$(1)	$(4)	$(2)	$7	$6	$1	$1	$1	$—

      For measurement purposes, a 9% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2005. The rate was assumed to decrease gradually to 5.00% for 2009 and remain at that level thereafter. A one-percentage-point change in assumed health care cost trend rates would have a $1 million effect on the postretirement obligation and a nominal impact on the total of service and interest cost components of net periodic benefit cost.
      The weighted average assumptions used to determine benefit obligations at December 31, were as follows:

	Pension		Foreign		Postretirement
	Benefits		Pension Benefits		Benefits

	2004	2003	2004	2003	2004	2003

Discount rate	5.51%	5.99%	5.49%	5.87%	5.50%	6.25%
Rate of compensation increase	N/A	N/A	3.63%	3.74%	N/A	N/A
      The weighted average assumptions used to determine net periodic benefit cost for the years ended December 31, were as follows:

	Pension			Foreign			Postretirement
	Benefits			Pension Benefits			Benefits

	2004	2003	2002	2004	2003	2002	2004	2003	2002

Discount rate	5.99%	5.86%	6.37%	5.87%	6.09%	6.44%	6.25%	6.75%	7.25%
Rate of compensation increase	N/A	N/A	N/A	3.74%	3.96%	4.29%	N/A	N/A	N/A
Expected return on plan assets	6.00%	6.00%	6.00%	7.02%	7.37%	7.94%	8.00%	8.75%	8.00%
      A number of factors were considered in the determination of the expected return on plan assets. These factors included current and expected allocation of plan assets, the investment strategy, historical rates of return and Company and investment expert expectations for investment performance over approximately a ten year period.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
AND STARWOOD HOTELS & RESORTS
NOTES TO FINANCIAL STATEMENTS — (Continued)
      The weighted average asset allocations at December 31, 2004 and 2003 for the Company’s domestic defined benefit pension and postretirement benefit plans and the Company’s current target asset allocation ranges are as follows:

	Pension Benefits			Foreign Pension Benefits			Postretirement Benefits

		Percentage of			Percentage of			Percentage of
		Plan Assets			Plan Assets			Plan Assets
	Target			Target			Target
	Allocation	2004	2003	Allocation	2004	2003	Allocation	2004	2003

Equity securities	N/A	N/A	0%	62%	66%	67%	60%	63%	57%
Debt securities	N/A	N/A	79%	37%	29%	26%	40%	35%	42%
Cash and other	N/A	N/A	21%	1%	5%	7%	0%	2%	1%

			100%	100%	100%	100%	100%	100%	100%

      The investment objective of the foreign pension plans and postretirement benefit plan is to seek long-term capital appreciation and current income by investing in a diversified portfolio of equity and fixed income securities with a moderate level of risk. At December 31, 2004, all remaining domestic pension plans are unfunded plans.
      The Company expects to contribute approximately $1 million to its domestic pension plans, approximately $5 million to its foreign pension plans, and approximately $3 million to the postretirement benefit plan in 2005. The following table represents the Company’s expected pension and postretirement benefit plan payments for the next five years and the five years thereafter (in millions):

	Pension	Foreign Pension	Postretirement
	Benefits	Benefits	Benefits

2005	$1	$2	$3
2006	$1	$2	$2
2007	$1	$2	$3
2008	$1	$2	$2
2009	$1	$2	$2
2010-2014	$6	$10	$11
      Defined Contribution Plans. The Company and its subsidiaries sponsor various defined contribution plans, including the Starwood Hotels & Resorts Worldwide, Inc. Savings and Retirement Plan, which is a voluntary defined contribution plan allowing participation by employees on U.S. payroll who meet certain age and service requirements. Each participant may contribute on a pretax basis between 1% and 18% of his or her compensation to the plan subject to certain maximum limits. The plan also contains provisions for matching contributions to be made by the Company, which are based on a portion of a participant’s eligible compensation. The amount of expense for matching contributions totaled $20 million in 2004, $18 million in 2003 and $17 million in 2002.
      Multi-Employer Pension Plans. Certain employees are covered by union sponsored multi-employer pension plans. Pursuant to agreements between the Company and various unions, contributions of $10 million in 2004 and $8 million in 2003 and 2002 were made by the Company and charged to expense.

Note 15.	Leases and Rentals
      The Corporation leases certain equipment for the hotels’ operations under various lease agreements. The leases extend for varying periods through 2012 and generally are for a fixed amount each month. In addition, several of the Corporation’s hotels are subject to leases of land or building facilities from third parties, which

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
AND STARWOOD HOTELS & RESORTS
NOTES TO FINANCIAL STATEMENTS — (Continued)
extend for varying periods through 2071 and generally contain fixed and variable components, including a 25-year building lease of the Westin Dublin hotel in Dublin, Ireland (22 years remaining under the lease) with fixed annual payments of $3 million and a building lease of the W Times Square hotel in New York City which has a term of 25 years (22 years remaining under the lease) with fixed annual lease payments of $16 million.
      In June 2004, the Company entered into an agreement to lease the W Barcelona hotel in Spain, which is in the process of being constructed with an anticipated opening date of June 2008. The term of this lease is 15 years with annual fixed rent payments which range from approximately 7 million Euro to 9 million Euro. In conjunction with entering into this lease, the Company made a 9 million Euro guarantee to the lessor that it will not terminate the lease prior to the lease commencement date. At the lease commencement date, the Company must provide a letter of credit to the lessor for 9 million Euro as security for the first three years of rent. This letter of credit would supersede the Company’s guarantee once the hotel opens.
      The Company’s minimum future rents at December 31, 2004 payable under non-cancelable operating leases with third parties are as follows (in millions):

2005	$74
2006	$70
2007	$67
2008	$63
2009	$59
Thereafter	$800
      Rent expense under non-cancelable operating leases was $85 million, $77 million and $77 million in 2004, 2003 and 2002, respectively.
      The Trust owned equity interests in 73 hotels, all of which were leased to the Corporation during the year ended December 31, 2004. The leases between the Trust and the Corporation are generally for five-year terms and provide for annual base, or minimum rents, plus contingent, or percentage rents based on the gross revenues of the properties and are accounted for as operating leases. The leases are “triple-net” in that the lessee is generally responsible for paying all operating expenses of the properties, including maintenance, insurance and real property taxes. The lessee is also generally responsible for any payments required pursuant to underlying ground leases. Total rental expense incurred by the Corporation under such leases with the Trust was approximately $339 million for the year ended December 31, 2004, of which approximately $77 million related to percentage rent. The Trust’s rents receivable from the Corporation relating to leased hotel properties at December 31, 2004 and 2003 was $535 million and $465 million, respectively.
      The Corporation’s minimum future rents at December 31, 2004 payable under non-cancelable operating leases with the Trust, are as follows (in millions):

2005	$262
2006	$262
2007	$109

Note 16.	Stockholders’ Equity
      Share Repurchases. In 1998, the Board of Directors of the Company approved the repurchase of up to $1 billion of Shares under a Share repurchase program (the “Share Repurchase Program”). On April 2, 2001, the Company’s Board of Directors authorized the repurchase of up to an additional $500 million of Shares

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
AND STARWOOD HOTELS & RESORTS
NOTES TO FINANCIAL STATEMENTS — (Continued)
under the Share Repurchase Program. During the year ended December 31, 2004, the Company purchased 7.0 million shares at a total cost of $310 million. Pursuant to the Share Repurchase Program, through December 31, 2004, Starwood has repurchased 33.7 million Shares in the open market for an aggregate cost of $1.2 billion. As of December 31, 2004, approximately $296 million remains available under the Share Repurchase Program.
      Exchangeable Units and Preferred Shares. During 1998, 6.3 million shares of Class A EPS, 5.5 million shares of Class B EPS and approximately 800,000 limited partnership units of the Realty Partnership and Operating Partnership (“Exchangeable Units”) were issued by the Trust in connection with the acquisition of Westin Hotels & Resorts Worldwide, Inc. and certain of its affiliates. Class A EPS have a par value of $0.01 per share and are convertible on a one-for-one basis (subject to certain adjustments) to Shares. Exchangeable Units and Class B EPS have a liquidation preference of $38.50 per share and provide the holders with the right, for a one year period, from and after the fifth anniversary of the closing date of the Westin Merger, which expired on January 3, 2004, to require the Trust to redeem such shares for cash at a price of $38.50 per share. Subsequent to January 3, 2004, the Company may choose to settle Class B EPS redemptions in cash at $38.50 per share or shares of Class A EPS at the equivalent of $38.50 per share. Exchangeable Units may be converted to Class B EPS or Shares on a one-for-one basis (subject to certain adjustments). Through December 31, 2004, in accordance with the terms of the Class B EPS discussed above, approximately 567,000 shares of Class B EPS and Exchangeable Units were redeemed for approximately $22 million in cash. Also during 2004, 109,000 shares of Class B EPS were converted into 119,000 Class A EPS. No shares of Class A EPS were exchanged for Shares in 2004. At December 31, 2004, the Trust had 150 million preferred shares authorized and approximately 598,000 of Class A EPS and 126,000 Exchangeable Units and Class B EPS outstanding.

Note 17.	Stock Incentive Plans
      In 2004, the Company adopted the 2004 Long-Term Incentive Compensation Plan (“2004 LTIP”), which superseded the 2002 Long Term Incentive Compensation Plan (the “2002 LTIP”) and provides for the purchase of Shares by Directors, officers, employees, consultants and advisors, pursuant to equity award grants. Although no additional awards will be granted under the 2002 LTIP, the Company’s 1999 Long Term Incentive Compensation Plan (the “1999 LTIP”) or the Company’s 1995 Share Option Plan (the “1995 LTIP”), the provisions under each of the previous plans will continue to govern awards that have been granted and remain outstanding under those plans. The aggregate number of Shares subject to non-qualified or incentive stock options, performance shares, restricted stock or any combination of the foregoing which are available to be granted under the 2004 LTIP at December 31, 2004 was approximately 57.5 million.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
AND STARWOOD HOTELS & RESORTS
NOTES TO FINANCIAL STATEMENTS — (Continued)
      The following table summarizes stock option activity for the Company:

		Weighted Average
		Exercise
	Options	Price Per Share

Outstanding at December 31, 2001	32,865,304	33.22
Granted	15,641,647	29.54
Exercised	(1,439,332)	24.30
Forfeited	(2,260,305)	33.48

Outstanding at December 31, 2002	44,807,314	32.22
Granted	682,596	26.01
Exercised	(2,336,980)	23.59
Forfeited	(3,851,559)	38.97

Outstanding at December 31, 2003	39,301,371	32.01
Granted	8,724,616	39.18
Exercised	(13,209,744)	28.73
Forfeited	(1,428,237)	36.90

Outstanding at December 31, 2004	33,388,006	$34.98

Exercisable at December 31, 2004	17,297,333	$35.02

      The following table summarizes information about outstanding stock options at December 31, 2004:

	Options Outstanding
				Options Exercisable
		Weighted Average
		Remaining	Weighted Average		Weighted Average
Range of	Number	Contractual Life	Exercise	Number	Exercise
Exercise Prices	Outstanding	in Years	Price/Share	Exercisable	Price/Share

$15.00 – $23.92	3,663,330	3.57	$22.47	3,424,422	$22.45
$24.00 – $24.25	2,399,854	4.34	$24.01	2,396,750	$24.01
$24.88 – $24.88	5,447,165	5.98	$24.88	2,092,475	$24.88
$25.16 – $34.52	620,385	6.00	$30.21	456,864	$30.37
$34.58 – $34.58	4,056,928	7.13	$34.58	1,220,864	$34.58
$34.90 – $37.83	1,676,904	5.75	$36.55	794,334	$36.81
$37.84 – $38.50	3,162,290	6.07	$37.85	1,962,689	$37.86
$38.75 – $38.75	6,353,885	7.13	$38.75	36,000	$38.75
$38.76 – $58.81	6,007,265	3.83	$50.99	4,912,935	$52.56

Total/ Average	33,388,006	5.57	$34.98	17,297,333	$35.02

      During 2004, the Company granted restricted stock awards for approximately 785,000 Shares. Restricted stock awards outstanding as of December 31, 2004 totaled approximately 1.2 million Shares. Compensation expense of approximately $14.5 million, $6.5 million and $9.9 million was recorded during 2004, 2003 and 2002, respectively, related to restricted stock awards.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
AND STARWOOD HOTELS & RESORTS
NOTES TO FINANCIAL STATEMENTS — (Continued)

2002 Employee Stock Purchase Plan
      In April 2002, the Board of Directors adopted (and in May 2002 the shareholders approved) the Company’s 2002 Employee Stock Purchase Plan (the “ESPP”) to provide employees of the Company with an opportunity to purchase common stock through payroll deductions and reserved 10,000,000 Shares for issuance under the ESPP. The ESPP commenced in October 2002.
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
      The purchase price is equal to 85% of the lower of (a) the fair market value of Shares on the day of the beginning of the offering period or (b) the fair market value of Shares on the date of purchase. Approximately 334,000 Shares were issued under the ESPP during the year ended December 31, 2004 at purchase prices ranging from $29.66 to $37.91. Approximately 350,000 Shares were issued under the ESPP during the year ended December 31, 2003 at purchase prices ranging from $19.13 to $28.73.

Note 18.	Derivative Financial Instruments
      The Company enters into interest rate swap agreements to manage interest expense. The Company’s objective is to manage the impact of interest rates on the results of operations, cash flows and the market value of the Company’s debt. At December 31, 2004, the Company had no outstanding interest rate swap agreements under which the Company pays a fixed rate and receives a variable rate of interest.
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
      The new Fair Value Swaps hedge the change in fair value of certain fixed rate debt related to fluctuations in interest rates and mature in 2012. The aggregate notional amount of the Fair Value Swaps was $300 million at December 31, 2004. The Fair Value Swaps modify the Company’s interest rate exposure by effectively converting debt with a fixed rate to a floating rate. The fair value of the Fair Value Swaps was a liability of approximately $14.8 million at December 31, 2004.
      From time to time, the Company uses various hedging instruments to manage the foreign currency exposure associated with the Company’s foreign currency denominated assets and liabilities (“Foreign Currency Hedges”). At December 31, 2004, the Company had two Foreign Currency Hedges outstanding with a U.S dollar equivalent of the contractual amount of the contracts of approximately $319 million. These contracts hedge certain Euro-denominated assets and mature through May 2005. Changes in the fair value of the hedging instruments are classified in the same manner as changes in the underlying asset due to fluctuations in foreign currency exchange rates. The fair value of the Foreign Currency Hedges at December 31, 2004 was a liability of approximately $19.5 million.
      Periodically, the Company hedges the net assets of certain international subsidiaries (“Net Investment Hedges”) using various hedging instruments to manage the translation and economic exposures related to the

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
AND STARWOOD HOTELS & RESORTS
NOTES TO FINANCIAL STATEMENTS — (Continued)
Company’s net investments in these subsidiaries. The Company measures the effectiveness of derivatives designated as Net Investment Hedges by using the changes in forward exchange rates because this method best reflects the Company’s risk management strategies and the economics of those strategies in the financial statements. Under this method, the change in fair value of the hedging instrument attributable to the changes in forward exchange rates is reported in stockholders’ equity to offset the translation results on the hedged net investment. The remaining change in fair value of the hedging instrument, if any, is recognized through income. As of December 31, 2004, the Company had one Net Investment Hedge with a U.S. dollar equivalent of the contractual amount of $243 million that matures in June 2005. The Net Investment Hedge minimizes the effect fluctuations in foreign currency exchange rates have on a portion of the Company’s net investment in certain Euro-denominated subsidiaries (“Euro Net Investment Hedges”). The fair value of the Euro Net Investment Hedges at December 31, 2004 was a liability of approximately $29 million.
      In April 2002, in connection with the sale of $1.5 billion of the Senior Notes, the Company terminated four interest rate swap agreements (with a notional amount of $850 million) and realized a net loss of approximately $23 million associated with this early termination.
      In September 2002, the Company terminated certain Fair Value Swaps, resulting in a $78 million cash payment to the Company. These proceeds were used to pay down the previous revolving credit facility and will result in a decrease to interest expense on the hedged debt through its maturity in 2007. In order to retain it’s fixed versus floating rate debt position, the Company immediately entered into the current Fair Value Swaps on the same underlying debt as the terminated swaps.
      The counterparties to the Company’s derivative financial instruments are major financial institutions. The Company does not expect its derivative financial instruments to significantly impact earnings in the next twelve months.

Note 19.	Related Party Transactions
      General. Barry S. Sternlicht, Executive Chairman and a Director of the Corporation, and Executive Chairman and a Trustee of the Trust, may be deemed to control and has been and remains the President and Chief Executive Officer of Starwood Capital since its formation in 1991.
      Trademark License. An affiliate of Starwood Capital has granted to the Company, subject to Starwood Capital’s unrestricted right to use such name, an exclusive, non-transferable, royalty-free license to use the “Starwood” name and trademarks in connection with the acquisition, ownership, leasing, management, merchandising, operation and disposition of hotels worldwide, and to use the “Starwood” name in its corporate name worldwide, in perpetuity.
      Starwood Capital Noncompete. In connection with a restructuring of the Company in 1995, Starwood Capital voluntarily agreed that, with certain exceptions, Starwood Capital would not compete directly or indirectly with the Company within the United States and would present to the Company all opportunities presented to Starwood Capital to acquire fee interests in hotels in the United States and debt interests in hotels in the United States where it is anticipated that the equity will be acquired by the debt holder within one year from the acquisition of such debt (the “Starwood Capital Noncompete”). During the term of the Starwood Capital Noncompete, Starwood Capital and its affiliates are not permitted to acquire any such interest, or any ground lease interest or other equity interest, in hotels in the United States without the consent of the Board. In addition, the Company’s Corporate Opportunity Policy requires that each executive officer submit to the Corporate Governance and Nominating Committee (which is currently comprised of Stephen R. Quazzo, Ambassador Barshefsky and Bruce W. Duncan, the “Governance Committee”) any opportunity that the executive officer reasonably believes is within the Company’s lines of business or in which the Company has an interest. Non-employee directors are subject to the same obligations with respect to opportunities presented to them in their capacity as directors. Therefore, as a matter of practice, all

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
AND STARWOOD HOTELS & RESORTS
NOTES TO FINANCIAL STATEMENTS — (Continued)
opportunities to purchase hotel assets, even those outside of the United States, that Starwood Capital may pursue are first presented to the Company. The Starwood Capital Noncompete continues until no officer, director, general partner or employee of Starwood Capital is on either the Board of Directors of the Corporation or the Board of Trustees of the Trust (subject to exceptions for certain restructurings, mergers or other combination transactions with unaffiliated parties). Several properties owned or managed by the Company, including the Westin Innisbrook Resort (the “Innisbrook Resort”), the Westin Mission Hills Resort and the Westin Turnberry Resort, were opportunities brought to the Company or its predecessors by Starwood Capital or entities related to Mr. Sternlicht. With the approval in each case of the Governance Committee of the Board of Directors of the Corporation and the Board of Trustees of the Trust, from time to time the Company has waived the restrictions of the Starwood Capital Noncompete, in whole or in part, (or passed on the opportunity in cases of the Corporate Opportunity Policy for non-U.S. opportunities) with respect to particular acquisition or investment opportunities in which it has no business or strategic interest. In each instance, members of management not having an interest in the transaction review and analyze the proposed transaction and may seek the advice of independent advisors. Following its review and analysis, management makes a recommendation to the Governance Committee. Upon receiving such recommendation and analysis, the Governance Committee will consider the recommendations and advice of management and may, depending on the transaction involved, retain independent financial and legal advisors in determining whether or not to pursue an opportunity or waive the Starwood Capital Noncompete.
      Miscellaneous. In July 2003, the Company waived the Starwood Capital Noncompete in connection with the acquisition of the Renaissance Wailea hotel in Hawaii by an affiliate of Starwood Capital. The Company signed a letter of intent with the affiliate to manage this property after it is extensively repositioned and renovated. The Company is currently negotiating the management agreement. The Company’s Governance Committee, advised by separate independent legal and hospitality advisors, approved the waiver of the Starwood Capital Noncompete and the terms of the proposed management agreement as being at or better than market terms. The Company also declined the opportunity to purchase the asset because the expected after tax return on investment as determined by management based on its experience in the industry and concurred to by the Governance Committee was less than the Company’s minimum threshold and because the acquisition was not consistent with the Company’s strategic priorities.
      In August 2003, the Company acquired from an affiliate of Starwood Capital its beneficial ownership interest in 15 acres of land contiguous to the Westin Mission Hills Resort for a purchase price of $2.8 million. The Company’s Governance Committee approved the transaction, which was at a discount from the price determined by an independent third party appraiser engaged by the Governance Committee.
      In November 2004, the Company waived the Starwood Capital Noncompete in connection with the potential acquisition of two hotels in Florida which are currently franchised under a Starwood brand. Pursuant to the waiver, the Company permitted Starwood Capital to enter into a contract to acquire the assets on the condition that it enters into a management agreement for the Company to manage the assets for up to three years. The management agreement would provide for a management fee of 5% of gross operating revenues in exchange for the Company loaning Starwood Capital up to $2 million to facilitate capital improvements on the properties. The loan would be repayable upon expiration of the management contracts unless Starwood Capital enters into long term contracts with the Company. If Starwood Capital determines to operate the properties as hotels, time shares, fractional interests, branded residential or any type of transient lodging facility, Starwood Capital would be required to negotiate a “market” management agreement with the Company. The Governance Committee approved the waiver of the Starwood Capital Noncompete and the proposed management fee as being at or better than market rates based on management’s recommendation. In addition, the Company was provided an opportunity to acquire the assets but declined to do so because the expected after tax return on investment as determined by management based on its experience in the industry

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
AND STARWOOD HOTELS & RESORTS
NOTES TO FINANCIAL STATEMENTS — (Continued)
was less than the Company’s minimum threshold and the acquisition of the assets was not consistent with the Company’s strategic priorities. To date, Starwood Capital has not acquired the hotels.
      In November 2004, the Company declined the opportunity to purchase an equity interest in a Starwood branded hotel in Asia through a joint venture consisting of Starwood Capital and a third party. The hotel is subject to a long term management contract with the Company that was entered into with independent third parties and that will remain in place. The Governance Committee determined that the Company would not be interested in acquiring the hotel based on management’s recommendation because the expected after tax return on investment as determined by management based on its experience in the industry was less than the Company’s minimum threshold because of the existing long term management contract and because the acquisition was not consistent with the Company’s strategic priorities.
      In February 2005, the Company agreed to waive the Starwood Capital Noncompete and the application of the Corporate Opportunity Policy with respect to a portfolio of seven hotels and a minority interest in an eighth hotel, each of which is subject to a long term management agreement with the Company. Under the terms of the waiver, affiliates of Starwood Capital will acquire the portfolio subject to the existing management agreements in favor of the Company. Starwood Capital has agreed that, following its planned restructuring of the ownership of the portfolio, the new management agreements will be revised to reflect the Company’s current form of management arrangement while preserving their current favorable economic terms. Starwood Capital has also agreed to grant the Company a right of first offer for an appropriate management, franchise, and/or services agreement with respect to any time share, residential or similar development opportunity at certain of the properties, to fully comply with all applicable brand standards and to certain restrictions on Mr. Sternlicht’s involvement with the operation of the properties. The Company declined the opportunity to acquire the properties based on management’s recommendation, because the expected after tax return on investment as determined by management based on its experience in the industry was less than the Company’s minimum threshold because of the existence of the favorable long-term management agreements and because the acquisition was not consistent with the Company’s strategic priorities.
      Beginning in the fourth quarter of 2004, Starwood Capital entered into discussions regarding a transaction with the Company and a third party which would involve, among other things, Starwood Capital acquiring an interest in hotels together with a third party, with the Company managing such properties. In the first quarter of 2005, the Company agreed to reimburse Starwood Capital for certain of its third party due diligence expenses in connection with its consideration of the transaction if a transaction is not consummated. A transaction involving Starwood Capital, if any, would be subject to the review and approval of the Governance Committee.
      In October 2004, in connection with a potential acquisition that the Company was considering jointly with Starwood Capital, Starwood Capital agreed to reimburse the Company for certain due diligence reviews conducted on their behalf by Starwood for which the Company billed them approximately $25,800.
      Portfolio Investments. An affiliate of Starwood Capital holds an approximately 31% co-controlling interest in Troon Golf (“Troon”), one of the largest third-party golf course management companies that currently manages over 120 high-end golf courses. Mr. Sternlicht’s indirect interest in Troon held through such affiliate is approximately 12%. In January 2002, after extensive review of alternatives and with the approval of the Governance Committee, the Company entered into a Master Agreement with Troon covering the United States and Canada whereby it has agreed to have Troon manage all golf courses in the United States and Canada that are owned by the Company and to use reasonable efforts to have Troon manage golf courses at resorts that it manages or franchises. The Company believes that the terms of the Troon agreement are at or better than market terms. Mr. Sternlicht did not participate in the negotiations or the approval of the Troon Master Agreement. During 2004, Troon managed 17 golf courses at resorts owned

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
AND STARWOOD HOTELS & RESORTS
NOTES TO FINANCIAL STATEMENTS — (Continued)
or managed by the Company. The Company paid Troon a total of $1,440,000 for management fees and payments for other services in 2004 for nine golf courses at resorts owned or managed by it. During 2003 and 2002, the Company paid $948,000 and $813,000 for management fees and payments for other services for the nine and eight golf courses at resorts owned or managed by it, respectively.
      In addition, a subsidiary of Starwood Capital is a general partner of a limited partnership which owns approximately 45% in an entity that manages over 40 health clubs, including one health club and spa space in a hotel owned by the Company. The Company paid approximately $84,000 annually to the management company for such management services in 2003 and 2002, and $42,000 in 2004. The Company believes that the terms of the management agreement were at or better than market terms. The management agreement terminated on September 30, 2003 and the management company has since managed the health club and spa on a month-to-month agreement. The Company and the management company continued this arrangement until the Company closed the health club and spa in June 2004 for conversion to a Bliss spa.
      An entity in which Mr. Sternlicht has an indirect interest held 259 limited partnership units in Westin Hotels Limited Partnership (the owner of the Westin Michigan Avenue Hotel.) The units were acquired in 1995 and 1996, prior to the Company’s acquisition of Westin. The entity tendered all of its units to the Company in connection with the Company’s tender offer. The Company purchased all shares tendered to it and the entity received approximately $190,000 for its units.
      Other Management-Related Investments. Innisbrook. Mr. Sternlicht has a 38% indirect interest in an entity (the “Innisbrook Entity”) that owned the common area facilities and certain undeveloped land (but not the hotel) at the Innisbrook Resort. In May 1997, the Innisbrook Entity entered into a management agreement for the Innisbrook Resort with Westin, which was then a privately held company partly owned by Starwood Capital and Goldman, Sachs & Co. When the Company acquired Westin in January 1998, it acquired Westin’s rights and obligations under the management and other related agreements. Under these agreements, the hotel manager was obligated to loan up to $12.5 million to the owner in the event certain performance levels were not achieved. Management fees earned under these agreements were $636,000, $512,000 and $584,000 in 2004, 2003 and 2002, respectively. The operations of the Innisbrook Entity did not and continues not to generate sufficient cash flow to service its outstanding debt and current obligations for much of the past several years.
      The Company reached an agreement in 2004 with the Innisbrook Entity and its primary lender regarding certain outstanding obligations of the Innisbrook Entity, including approximately $11 million (consisting principally of loans made by the Company as hotel manager under the $12.5 million obligation) payable to it upon certain events. Pursuant to the agreement, the Innisbrook Entity conveyed the Innisbrook Resort to the lender (in lieu of foreclosure) and the Company was paid approximately $465,000 for outstanding receivables. Under the terms of the agreement, the Company entered into a new management agreement for the Innisbrook Resort with the lender providing for (i) an increased base management fee percentage, (ii) management of the Innisbrook Resort’s golf facilities (which the Company subcontracted to Troon, the manager of the facilities prior to the new agreement) (iii) the right to receive a termination fee of up to $5.9 million (declining to $5.5 million over three years) upon certain events and (iv) the right to be repaid certain capital expenditures made by the Company if the management agreement is terminated prior to January 1, 2006. As part of the agreement, each of the parties released substantially all of their claims against the others (including the Company’s right to receive payment of approximately $10.26 million loaned by it to the Innisbrook Entity upon the occurrence of certain events). Under the new agreement, affiliates of the Innisbrook Entity also loaned the lender $2 million to provide working capital for the Innisbrook Resort. The resolution of the matter did not have a material impact on the Company’s financial position, results of operations or cash flows and was approved by the Governance Committee based on the recommendation of management and outside legal advisors.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
AND STARWOOD HOTELS & RESORTS
NOTES TO FINANCIAL STATEMENTS — (Continued)
      Savannah. In July 2002, the Company acquired a 49% interest in the Westin Savannah Harbor Resort and Spa in connection with the restructuring of the indebtedness of that property. An unrelated party holds an additional 49% interest in the property. The remaining 2% is held by Troon. Troon invested in the project on a pari-passu basis and manages the golf course at the Westin Savannah. The unrelated third party negotiated the terms of the golf management agreement with Troon, and approved the terms of its equity interest, and therefore, the Company believes the arrangements are on an arms-length basis.
      Aircraft Lease. In February 1998, the Company leased a Gulfstream III Aircraft (“GIII”) from Star Flight LLC, an affiliate of Starwood Capital. The term of the lease was one year and automatically renews for one-year terms until either party terminates the lease upon 90 days’ written notice. The rent for the aircraft, which was set at approximately 90% of fair market value at the time (based on two estimates from unrelated third parties), is (i) a monthly payment of 1.25% of the lessor’s total costs relating to the aircraft (approximately $123,000 at the beginning of the lease with this amount increasing as additional costs are incurred by the lessor), plus (ii) $300 for each hour that the aircraft is in use. The lease was revised effective January 1, 2004. Under the revised terms, the monthly lease payment is equal to (i) 1% of the fair market value of the aircraft as determined by an independent appraisal in February 2005, with the fair market value of the aircraft to be determined annually, plus (ii) $300 for each hour that the aircraft is in use. The term of the new lease agreement is for one year and it automatically renews for one-month terms unless either party terminates the lease upon 90 days’ written notice. The amount paid in 2004 in excess of the revised amount due (approximately $658,000) will be refunded by Star Flight LLC upon execution of the amended lease. Payments to Star Flight LLC were $1,724,000 (before the refunded amount disclosed above), $1,865,000 and $2,052,000 in 2004, 2003 and 2002, respectively. Starwood Capital has used the GIII as well as the Gulfstream IV Aircraft (“GIV”) operated by the Company. For use of the GIII, Star Flight LLC relieves the Company of lease payments for the days the plane is used and reimburses it for costs of operating the aircraft. For use of the GIV, Starwood Capital pays a charter rate that is at least equal to the amount the Company would have received from an unaffiliated third party through the Company’s charter agent, net of commissions. Lease relief and reimbursed operating costs were approximately $208,000, $52,000 and $161,000 for fiscal 2004, 2003 and 2002, respectively.
Other
      The Company on occasion made loans to employees, including executive officers prior to August 23, 2002, principally in connection with home purchases upon relocation. As of December 31, 2004, approximately $5.6 million in loans to approximately 15 employees was outstanding of which approximately $4.4 million were non-interest bearing home loans. Home loans are generally due five years from the date of issuance or upon termination of employment and are secured by a second mortgage on the employee’s home. Executive officers receiving home loans in connection with relocation were Robert F. Cotter, President and Chief Operating Officer, in June 2001 (original balance of $600,000), David K. Norton, Executive Vice President of Human Resources, in July 2000 (original balance of $500,000), and Theodore W. Darnall, President, Real Estate Group, in 1996 and 1998 (original balance of $750,000 ($150,000 bridge loan in 1996 and $600,000 home loan in 1998), of which $600,000 was repaid in August 2003). As a result of the acquisition of ITT Corporation in 1998, restricted stock awarded to Messrs. Sternlicht and Darnall in 1996 vested at a price for tax purposes of $53 per Share. This amount was taxable at ordinary income rates. By late 1998, the value of the stock had fallen below the amount of income tax owed. In order to avoid a situation in which the executives could be required to sell all of the Shares acquired by them to cover income taxes, in April 1999 the Company made interest-bearing loans at 5.67% to Messrs. Sternlicht and Darnall of approximately $1,222,000 and $416,000 respectively, to cover the taxes payable. Mr. Darnall’s loan was repaid in 2004. Accrued interest on Mr. Sternlicht’s loan at December 31, 2004 is approximately $396,000. The note and all associated accumulated interest become due on their tenth anniversary.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
AND STARWOOD HOTELS & RESORTS
NOTES TO FINANCIAL STATEMENTS — (Continued)
      Dina Diagonale held various positions with the Company from January 2001 through June 2004. In 2004, Ms. Diagonale earned a total of $241,409, which includes (i) approximately $77,500 upon the exercise of in-the-money options and restricted stock that vested or became exercisable in the ordinary course, (ii) Ms. Diagonale’s 2003 bonus which was paid in March 2004, and (iii) base compensation and severance. In addition, Ms. Diagonale was awarded 2,500 options to purchase Company shares in 2004, which terminated prior to vesting upon her ceasing to be employed by the Company. Subsequent to her departure from the Company, Ms. Diagonale married Kenneth S. Siegel, Executive Vice President and General Counsel of the Company.

Note 20.	Commitments and Contingencies
      The Company had the following contractual obligations outstanding as of December 31, 2004 (in millions):

		Due in Less	Due in	Due in	Due After
	Total	Than 1 Year	1-3 Years	4-5 Years	5 Years

Unconditional purchase obligations(a)	$161	$50	$65	$26	$20
Other long-term obligations	2	2	—	—	—

Total contractual obligations	$163	$52	$65	$26	$20

(a)	Included in these balances are commitments that may be satisfied by the Company’s managed and franchised properties.
     The Company had the following commercial commitments outstanding as of December 31, 2004 (in millions):

		Amount of Commitment Expiration Per Period

		Less Than			After
	Total	1 Year	1-3 Years	4-5 Years	5 Years

Standby letters of credit	$125	$125	$—	$—	$—
Hotel loan guarantees(1)(2)	67	—	—	37	30
Other commercial commitments	—	—	—	—	—

Total commercial commitments	$192	$125	$—	$37	$30

(1)	Excludes fair value of guarantees which are reflected in the Company’s consolidated balance sheet.

(2)	Excludes a debt service guarantee since no substantial debt has been drawn.
     Guaranteed Loans and Commitments. In limited cases, the Company has made loans to owners of or partners in hotel or resort ventures for which the Company has a management or franchise agreement. Loans outstanding under this program totaled $160 million at December 31, 2004. The Company evaluates these loans for impairment, and at December 31, 2004, believes these loans are collectible. Unfunded loan commitments, excluding the Westin Boston, Seaport Hotel discussed below, aggregating $46 million were outstanding at December 31, 2004, of which $7 million are expected to be funded in 2005 and $30 million are expected to be funded in total. These loans typically are secured by pledges of project ownership interests and/or mortgages on the projects. The Company also has $78 million of equity and other potential contributions associated with managed or joint venture properties, $34 million of which is expected to be funded in 2005.
      The Company participates in programs with unaffiliated lenders in which the Company may partially guarantee loans made to facilitate third-party ownership of hotels that the Company manages or franchises. As of December 31, 2004, the Company was a guarantor for a loan which could reach a maximum of $30 million related to the St. Regis in Monarch Beach, California, which opened in mid-2001. The Company does not anticipate any funding under the loan guarantee in 2005, as the project is well capitalized. Furthermore, since

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
AND STARWOOD HOTELS & RESORTS
NOTES TO FINANCIAL STATEMENTS — (Continued)
this property was funded with significant equity and subordinated debt financing, if the Company’s loan guarantee was to be called, the Company could take an equity position in this property at a value significantly below construction costs.
      Additionally, during the second quarter of 2004, the Company entered into a long-term management contract to manage the Westin Boston, Seaport Hotel in Boston, Massachusetts, which is under construction and scheduled to open in 2006. In connection with this agreement, the Company will provide up to $28 million in mezzanine loans and other investments ($13 million of which has been funded) as well as various guarantees, including a principal repayment guarantee for the term of the senior debt (four years with a one-year extension option), which is capped at $40 million, and a debt service guarantee during the term of the senior debt, which is limited to the interest expense on the amounts drawn under such debt and principal amortization. Any payments under the debt service guarantee, attributable to principal, will reduce the cap under the principal repayment guarantee. The fair value of these guarantees of $3 million is reflected in other liabilities in the accompanying balance sheet as of December 31, 2004. In addition, Starwood has issued a completion guarantee for this approximate $200 million project. In the event the completion guarantee is called on, Starwood would have recourse to a guaranteed maximum price contract from the general contractor, performance bonds from all major trade contractors and a payment bond from the general contractor. Starwood would only be required to perform under the completion guarantee in the event of a default by the general contractor that is not cured by the contractor or the applicable bonds. The Company does not anticipate that it would be required to perform under these guarantees.
      Surety bonds issued on behalf of the Company as of December 31, 2004 totaled $38 million, the majority of which were required by state or local governments relating to our vacation ownership operations and by insurers to secure large deductible insurance programs.
      In order to secure management contracts, the Company may provide performance guarantees to third-party owners. Most of these performance guarantees allow the Company to terminate the contract rather than fund shortfalls if certain performance levels are not met. In limited cases, the Company is obliged to fund shortfalls in performance levels through the issuance of loans. As of December 31, 2004, the Company had nine management contracts with performance guarantees with possible cash outlays of up to $76 million, $50 million of which, if required, would be funded over a period of 25 years and would be largely offset by management fees received under these contracts. Many of the performance tests are multi-year tests, are tied to the results of a competitive set of hotels, and have exclusions for force majeure and acts of war and terrorism. The Company does not anticipate any significant funding under the performance guarantees in 2005. In addition, the Company has agreed to guarantee certain performance levels at a managed property that has authorized VOI sales and marketing. The exact amount and nature of the guaranty is currently under dispute. However, the Company does not believe that any payments under this guaranty will be significant. The Company does not anticipate losing a significant number of management or franchise contracts in 2005.
      Litigation. The Sheraton Corporation (“Sheraton Corp.”) (formerly ITT Sheraton Corporation), a subsidiary of the Company, is a defendant in certain litigation relating to Sheraton Corp.’s management of a hotel. The case is titled 2660 Woodley Road Joint Venture v. ITT Sheraton Corporation, Civil Action No. 97-450-JJF (U.S.D.C., D. Del.). In December 1999, following trial, the jury returned a verdict finding that Sheraton Corp. had violated its contractual obligations to the hotel owner and awarded contractual damages totaling $11 million. The jury also found for the plaintiff on certain common law and other claims and awarded compensatory and other damages of $2 million and punitive damages of $38 million. These amounts were fully reserved for as of December 31, 1999 through a charge to restructuring and other special charges, net. The jury found for Sheraton Corp. and rejected the plaintiff’s additional claims that Sheraton Corp. had violated the Racketeer Influenced and Corrupt Organizations Act (“RICO”), and that Sheraton Corp. had engaged in fraud. Sheraton Corp. believes that the jury’s determination against it on liability issues was erroneous as a

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
AND STARWOOD HOTELS & RESORTS
NOTES TO FINANCIAL STATEMENTS — (Continued)
matter of law, and that the damage awards were excessive and not supported by the evidence. Sheraton Corp. sought to have the verdict set aside in the trial court. In response to Sheraton Corp.’s motion, the court, in January 2002, amended the judgment and reduced the punitive damages award from $38 million to approximately $17 million; the court also trebled the jury’s $750,000 award for Robinson-Patman Act violations to $2.25 million on the basis of the court’s interpretation of that statute. The amount of the judgment was then set at $31.4 million. Sheraton Corp. appealed to the United States Court of Appeals (the “Court”) and the plaintiff filed a Cross-Notice of Appeal. The appeal was signed in February 2003.
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
      On June 15, 2004, both Sheraton Corp. and the plaintiffs filed petitions for rehearing with the Court. The plaintiffs asked the Court to reconsider its overturning the $10 million award for breach of the agency provision. Sheraton Corp. argued that the Court had inadvertently included some contract damages in its computation of punitive damages and that the Court should exclude those damages and therefore reduce the punitive damages by an additional $375,000. Both petitions were denied by the Third Circuit on September 15, 2004, leaving the Court’s May 25, 2004 decision in tact. As a result of the petitions being denied, the Company reduced its reserve for this matter by approximately $37 million in the third quarter of 2004, resulting in a credit to restructuring and other special credits, net.
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
      During 2001, the parties to both lawsuits participated in a mediation, which resulted in a May 2002 settlement between Starwood and the owners of two of the hotels. On October 14, 2004, the remaining parties to both lawsuits executed a Stipulation of Settlement, which was approved by the Court. As a result, both actions have been dismissed.
      Starwood Asia Pacific Management Pte Ltd and Starwood Hotels and Resorts Worldwide, Inc. are Defendants in Suit No. 961 of 2002/ C commenced by Asia Hotel Investments Ltd (“AHIL”) in the High Court of Singapore. In connection with its interest in the acquisition of a majority stake in a hotel in Bangkok, Thailand, AHIL considered Starwood as a potential operator of the hotel and the parties signed a Confidentiality and Non-Circumvention Agreement (the “AHIL Agreement”) in December of 2001. The AHIL Agreement placed certain restrictions on Starwood’s dealings as they related to the hotel. AHIL proved unsuccessful in its acquisition attempt and Starwood was contacted by the successful bidder to manage the hotel as a Westin and a management contract was signed. AHIL is alleging that the new owner of the majority stake could not have completed the acquisition of that stake without an agreement by Starwood to operate the hotel as a Westin and that Starwood’s agreement to do so was in violation of the AHIL Agreement.
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
      Captive Insurance Company. Estimated insurance claims payable at December 31, 2004 were $106 million. At December 31, 2004, standby letters of credit amounting to $97 million had been issued to provide collateral for the estimated claims. The letters of credit are guaranteed by the Company’s captive insurance company.
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

Note 21.	Business Segment and Geographical Information
      The Company has two operating segments: hotels and vacation ownership and residential. The hotel segment generally represents a worldwide network of owned, leased and consolidated joint venture hotels and resorts operated primarily under the Company’s proprietary brand names including St. Regis®, The Luxury Collection®, Sheraton®, Westin®, W® and Four Points® by Sheraton as well as hotels and resorts which are managed or franchised under these brand names in exchange for fees. The vacation ownership and residential segment includes the development, ownership and operation of vacation ownership resorts, marketing and selling VOIs, providing financing to customers who purchase such interests and the sale of residential units.
      The performance of the hotels and vacation ownership and residential segments is evaluated primarily on operating profit before corporate selling, general and administrative expense, interest, gains on the sale of real estate, investments, restructuring and other special charges, and income taxes. The Company does not allocate these items to its segments.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
AND STARWOOD HOTELS & RESORTS
NOTES TO FINANCIAL STATEMENTS — (Continued)
      The following table presents revenues, operating income, assets and capital expenditures for the Company’s reportable segments (in millions):

	2004	2003	2002

Revenues:
Hotel	$4,656	$4,130	$4,177
Vacation ownership and residential	712	500	411

Total	$5,368	$4,630	$4,588

Operating income:
Hotel	$664	$445	$589
Vacation ownership and residential	142	89	69

Total segment operating income	806	534	658
Selling, general, administrative and other	190	116	114
Restructuring and other special credits, net	(37)	(9)	(7)

Operating income	653	427	551
Gain on sale of VOI notes receivable	14	15	16
Equity earnings (loss) from unconsolidated ventures, net:
Hotel	24	7	14
Vacation ownership and residential	8	5	(6)
Interest expense, net	(254)	(282)	(323)
Gain (loss) on asset dispositions and impairments, net	(33)	(183)	3

Income (loss) from continuing operations before taxes and minority interest	$412	$(11)	$255

Depreciation and amortization:
Hotel	$372	$372	$431
Vacation ownership and residential	11	10	10
Corporate	48	47	47

Total	$431	$429	$488

Assets:
Hotel	$11,019	$10,885	$11,183
Vacation ownership and residential	1,220	879	882
Corporate	59	93	125

Total	$12,298	$11,857	$12,190

Capital expenditures:
Hotel	$245	$233	$227
Vacation ownership and residential	34	43	34
Corporate	54	26	35

Total	$333	$302	$296

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
AND STARWOOD HOTELS & RESORTS
NOTES TO FINANCIAL STATEMENTS — (Continued)
      The following table presents revenues and long-lived assets by geographical region (in millions):

	Revenues			Long-Lived Assets

	2004	2003	2002	2004	2003

	(In millions)
United States	$4,157	$3,600	$3,479	$5,304	$5,438
Italy	434	404	413	889	841
All other international	777	626	696	1,257	1,242

Total	$5,368	$4,630	$4,588	$7,450	$7,521

      Other than Italy, there were no individual international countries, which comprised over 10% of the total revenues of the Company for the years ended December 31, 2004, 2003 or 2002, or 10% of the total long-lived assets of the Company as of December 31, 2004 or 2003.

Note 22.	Guarantor Subsidiary
      The Company’s payment obligations under the Senior Credit Facility, the Senior Notes and the Convertible Debt are fully and unconditionally guaranteed by the Sheraton Holding Corporation, a wholly-owned subsidiary (the “Guarantor Subsidiary”). The obligation of the Guarantor Subsidiary under its guarantee of the Senior Credit Facility, the Senior Notes and the Convertible Debt is equal in right of payment to its obligations under the public debt issued by Sheraton Holding.
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
      The December 31, 2003 balance sheet provided below has been adjusted to reflect an intercompany dividend made in 1998 from the Guarantor Subsidiary to the Parent of $3.1 billion that had not been included in the balance sheet information prior to December 31, 2003. Accordingly, the intercompany and stockholders’ equity of the Guarantor Subsidiary has been reduced by $3.1 billion and the intercompany increased and investment in subsidiaries has decreased by $3.1 billion on the Parent’s balance sheet. This reclassification had no impact on the December 31, 2003 consolidated balance sheet of the Company or the Non-Guarantor Subsidiaries, or the statements of income and cash flows of the Parent, Guarantor Subsidiaries, Non-Guarantor Subsidiaries or consolidated financial statements of the Company.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
AND STARWOOD HOTELS & RESORTS
NOTES TO FINANCIAL STATEMENTS — (Continued)

	Balance Sheet
	December 31, 2004
	(In millions)

			Non-
		Guarantor	Guarantor
	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated

Assets
Current assets:
Cash and cash equivalents	$160	$—	$166	$—	$326
Restricted cash	5	—	342	—	347
Inventories	21	—	350	—	371
Other current assets	142	2	495	—	639

Total current assets	328	2	1,353	—	1,683
Intercompany	(4,754)	(8,100)	12,854	—	—
Investments in consolidated subsidiaries	10,442	10,541	—	(20,983)	—
Plant, property and equipment, net	269	—	6,728	—	6,997
Goodwill and intangible assets, net	1,681	1	862	—	2,544
Other assets	394	17	663	—	1,074

	$8,360	$2,461	$22,460	$(20,983)	12,298

Liabilities and stockholders’ equity
Current liabilities:
Short-term borrowings and current maturities of long-term debt	$101	$461	$57	$—	$619
Other current liabilities	466	30	1,013	—	1,509

Total current liabilities	567	491	1,070	—	2,128
Long-term debt	2,326	597	900	—	3,823
Deferred income taxes	630	—	250	—	880
Other liabilities	53	80	519	—	652

	3,576	1,168	2,739	—	7,483
Minority interest	(4)	—	31	—	27
Commitments and contingencies
Total stockholders’ equity	4,788	1,293	19,690	(20,983)	4,788

	$8,360	$2,461	$22,460	$(20,983)	$12,298

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
AND STARWOOD HOTELS & RESORTS
NOTES TO FINANCIAL STATEMENTS — (Continued)

	Balance Sheet
	December 31, 2003
	(In millions)

			Non-
		Guarantor	Guarantor
	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated

Assets
Current assets:
Cash and cash equivalents	$262	$—	$165	$—	$427
Restricted cash	13	—	68	—	81
Inventories	22	—	210	—	232
Other current assets	111	3	371	—	485

Total current assets	408	3	814	—	1,225
Intercompany	(4,743)	(7,878)	12,621	—	—
Investments in consolidated subsidiaries	10,009	10,017	—	(20,026)	—
Plant, property and equipment, net	322	—	6,784	—	7,106
Goodwill and intangible assets, net	1,665	2	821	—	2,488
Other assets	369	34	635	—	1,038

	$8,030	$2,178	$21,675	$(20,026)	$11,857

Liabilities and stockholders’ equity
Current liabilities:
Short-term borrowings and current maturities of long-term debt	$51	$—	$182	$—	$233
Other current liabilities	411	30	933	—	1,374

Total current liabilities	462	30	1,115	$—	1,607
Long-term debt	2,470	1,067	856	—	4,393
Deferred income taxes	733	—	165	—	898
Other liabilities	40	86	448	—	574

	3,705	1,183	2,584	—	7,472
Minority interest	(2)	—	30	—	28
Exchangeable units and Class B preferred shares, at redemption value of $38.50	1	—	30	—	31
Commitments and contingencies
Total stockholders’ equity	4,326	995	19,031	(20,026)	4,326

	$8,030	$2,178	$21,675	$(20,026)	$11,857

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
AND STARWOOD HOTELS & RESORTS
NOTES TO FINANCIAL STATEMENTS — (Continued)

	Statement of Income
	Year Ended December 31, 2004
	(In millions)

			Non-
		Guarantor	Guarantor
	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated

Revenues
Owned, leased and consolidated joint venture hotels	$1,062	$—	$2,264	$—	$3,326
Vacation ownership and residential sales and services	—	—	640	—	640
Management fees, franchise fees and other income	112	—	600	(293)	419
Other revenues from managed and franchised properties	888	—	95	—	983

	2,062	—	3,599	(293)	5,368
Costs and Expenses
Owned, leased and consolidated joint venture hotels	1,078	—	1,734	(293)	2,519
Vacation ownership and residential	—	—	488	—	488
Selling, general and administrative and other	263	(2)	70	—	331
Restructuring and other special credits, net	—	—	(37)	—	(37)
Depreciation and amortization	42	—	389	—	431
Other expenses from managed and franchised properties	888	—	95	—	983

	2,271	(2)	2,739	(293)	4,715
Operating income (loss)	(209)	2	860	—	653
Gain on sale of VOI notes receivable	—	—	14	—	14
Equity earnings in consolidated subsidiaries	604	410	—	(1,014)	—
Equity earnings from unconsolidated ventures, net	1	—	31	—	32
Interest expense, net of interest income	(197)	(346)	289	—	(254)
Loss on asset dispositions and impairments, net	(6)	—	(27)	—	(33)

Income from continuing operations before taxes and minority equity	193	66	1,167	(1,014)	412
Income tax benefit (expense)	174	120	(337)	—	(43)
Minority equity in net loss (income)	2	—	(2)	—	—

Income from continuing operations	369	186	828	(1,014)	369
Discontinued operations:
Gain on dispositions, net of taxes	26	17	18	(35)	26

Net income	$395	$203	$846	$(1,049)	$395

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
AND STARWOOD HOTELS & RESORTS
NOTES TO FINANCIAL STATEMENTS — (Continued)

	Statement of Income
	Year Ended December 31, 2003
	(In millions)

			Non-
		Guarantor	Guarantor
	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated

Revenues
Owned, leased and consolidated joint venture hotels	$1,092	$—	$1,993	$—	$3,085
Vacation ownership and residential sales and services	—	—	439	—	439
Management fees, franchise fees and other income	51	—	501	(297)	255
Other revenues from managed and franchised properties	774	—	77	—	851

	1,917	—	3,010	(297)	4,630
Costs and Expenses
Owned, leased and consolidated joint venture hotels	1,128	—	1,561	(297)	2,392
Vacation ownership and residential	—	—	340	—	340
Selling, general and administrative and other	209	(2)	(7)	—	200
Restructuring and other special credits, net	—	(9)	—	—	(9)
Depreciation and amortization	49	—	380	—	429
Other expenses from managed and franchised properties	774	—	77	—	851

	2,160	(11)	2,351	(297)	4,203
Operating income (loss)	(243)	11	659	—	427
Gain on sale of VOI notes receivable	—	—	15	—	15
Equity earnings in consolidated subsidiaries	371	320	—	(691)	—
Equity earnings from unconsolidated ventures, net	—	1	11	—	12
Interest expense, net of interest income	(180)	(360)	258	—	(282)
Loss on asset dispositions and impairments, net	(3)	—	(180)	—	(183)

Income (loss) from continuing operations before taxes and minority equity	(55)	(28)	763	(691)	(11)
Income tax benefit (expense)	158	122	(167)	—	113
Minority equity in net loss	2	—	1	—	3

Income from continuing operations	105	94	597	(691)	105
Discontinued operations:
Loss from operations, net of taxes	(2)	(2)	(2)	4	(2)
Gain on dispositions, net of taxes	206	203	174	(377)	206

Net income	$309	$295	$769	$(1,064)	$309

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
AND STARWOOD HOTELS & RESORTS
NOTES TO FINANCIAL STATEMENTS — (Continued)

	Statement of Income
	Year Ended December 31, 2002
	(In millions)

			Non-
		Guarantor	Guarantor
	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated

Revenues
Owned, leased and consolidated joint venture hotels	$1,187	$—	$2,003	$—	$3,190
Vacation ownership and residential sales and services	—	—	353	—	353
Management fees, franchise fees and other income	59	—	564	(358)	265
Other revenues from managed and franchised properties	703	—	77	—	780

	1,949	—	2,997	(358)	4,588
Costs and Expenses
Owned, leased and consolidated joint venture hotels	1,221	—	1,472	(343)	2,350
Vacation ownership and residential	—	—	274	—	274
Selling, general and administrative and other	195	(3)	(25)	(15)	152
Restructuring and other special credits, net	(5)	—	(2)	—	(7)
Depreciation and amortization	50	—	438	—	488
Other expenses from managed and franchised properties	703	—	77	—	780

	2,164	(3)	2,234	(358)	4,037
Operating income (loss)	(215)	3	763	—	551
Gain on sale of VOI notes receivable	—	—	16	—	16
Equity earnings in consolidated subsidiaries	521	356	—	(877)	—
Equity earnings from unconsolidated ventures, net	2	1	5	—	8
Interest expense, net of interest income	(210)	(359)	246	—	(323)
Gain on asset dispositions	—	—	3	—	3

Income from continuing operations before taxes and minority equity	98	1	1,033	(877)	255
Income tax benefit (expense)	152	155	(309)	—	(2)
Minority equity in net loss (income)	1	—	(3)	—	(2)

Income from continuing operations	251	156	721	(877)	251
Discontinued operations:
Loss from operations, net of taxes	(5)	(5)	(5)	10	(5)
Gain on dispositions, net of taxes	109	108	83	(191)	109

Net income	$355	$259	$799	$(1,058)	$355

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
AND STARWOOD HOTELS & RESORTS
NOTES TO FINANCIAL STATEMENTS — (Continued)

	Statement of Cash Flows
	Year Ended December 31, 2004
	(In millions)

			Non-
		Guarantor	Guarantor
	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated

Operating Activities
Net income	$395	$203	$846	$(1,049)	$395
Exclude:
Discontinued operations	(26)	(17)	(18)	35	(26)

Income from continuing operations	369	186	828	(1,014)	369
Adjustments to income from continuing operations and changes in working capital	(378)	(195)	(233)	1,014	208

Cash from (used for) continuing operations	(9)	(9)	595	—	577
Cash from discontinued operations	1	—	—	—	1

Cash from (used for) operating activities	(8)	(9)	595	—	578
Investing Activities
Purchases of plant, property and equipment	(63)	—	(270)	—	(333)
Proceeds from asset sales	—	—	74	—	74
Acquisitions and investments	(28)	—	(110)	—	(138)
Other, net	(2)	—	(16)	—	(18)

Cash used for investing activities	(93)	—	(322)	—	(415)
Financing Activities
Revolving credit facility and short-term borrowings, net	1	—	(21)	—	(20)
Long-term debt issued	300	—	—	—	300
Long-term debt repaid	(381)	—	(70)	—	(451)
Distributions paid	—	—	(172)	—	(172)
Proceeds from employee stock option exercises	379	—	—	—	379
Share repurchases	(310)	—	—	—	(310)
Other, net	10	9	(18)	—	1

Cash from (used for) financing activities	(1)	9	(281)	—	(273)
Exchange rate effect on cash and cash equivalents	—	—	9	—	9

Increase (decrease) in cash and cash equivalents	(102)	—	1	—	(101)
Cash and cash equivalents — beginning of period	262	—	165	—	427

Cash and cash equivalents — end of period	$160	$—	$166	$—	$326

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
AND STARWOOD HOTELS & RESORTS
NOTES TO FINANCIAL STATEMENTS — (Continued)

	Statement of Cash Flows
	Year Ended December 31, 2003
	(In millions)

			Non-
		Guarantor	Guarantor
	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated

Operating Activities
Net income	$309	$295	$769	$(1,064)	$309
Exclude:
Discontinued operations	(204)	(201)	(172)	373	(204)

Income from continuing operations	105	94	597	(691)	105
Adjustments to income from continuing operations and changes in working capital	333	155	(529)	691	650

Cash from continuing operations	438	249	68	—	755
Cash from discontinued operations	—	—	11	—	11

Cash from operating activities	438	249	79	—	766
Investing Activities
Purchases of plant, property and equipment	(30)	—	(272)	—	(302)
Proceeds from asset sales	—	—	1,042	—	1,042
Acquisitions and investments	—	—	(11)	—	(11)
Acquisition of senior debt	(203)	—	—	—	(203)
Other, net	(10)	—	(1)	—	(11)

Cash from (used for) investing activities	(243)	—	758	—	515
Financing Activities
Revolving credit facility and short-term borrowings, net	(319)	—	(25)	—	(344)
Long-term debt issued	360	—	86	—	446
Long-term debt repaid	—	(250)	(661)		(911)
Distributions paid	—	—	(170)	—	(170)
Other, net	23	—	(23)	—	—

Cash from (used for) financing activities	64	(250)	(793)	—	(979)
Exchange rate effect on cash and cash equivalents	—	—	17	—	17

Increase (decrease) in cash and cash equivalents	259	(1)	61	—	319
Cash and cash equivalents — beginning of period	3	1	104	—	108

Cash and cash equivalents — end of period	$262	$—	$165	$—	$427

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
AND STARWOOD HOTELS & RESORTS
NOTES TO FINANCIAL STATEMENTS — (Continued)

	Statement of Cash Flows
	Year Ended December 31, 2002
	(In millions)

			Non-
		Guarantor	Guarantor
	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated

Operating Activities
Net income	$355	$259	$799	$(1,058)	$355
Exclude:
Discontinued operations	(104)	(103)	(78)	181	(104)

Income from continuing operations	251	156	721	(877)	251
Adjustments to income from continuing operations and changes in working capital	228	(151)	(461)	877	493

Cash from continuing operations	479	5	260	—	744
Cash from discontinued operations	—	—	18	—	18

Cash from operating activities	479	5	278	—	762
Investing Activities
Purchases of plant, property and equipment	(38)	—	(258)	—	(296)
Acquisitions and investments	(3)	(4)	(41)	—	(48)
Other, net	10	—	52	—	62

Cash used for investing activities	(31)	(4)	(247)	—	(282)
Financing Activities
Revolving credit facility and short-term borrowings, net	(333)	—	(67)	—	(400)
Long-term debt issued	1,800	—	164	—	1,964
Long-term debt repaid	(1,926)	—	(91)	—	(2,017)
Distributions paid	—	—	(40)	—	(40)
Other, net	7	—	(1)	—	6

Cash used for financing activities	(452)	—	(35)	—	(487)
Exchange rate effect on cash and cash equivalents	—	—	8	—	8

Increase (decrease) in cash and cash equivalents	(4)	1	4	—	1
Cash and cash equivalents — beginning of period	7	—	100	—	107

Cash and cash equivalents — end of period	$3	$1	$104	$—	$108

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
AND STARWOOD HOTELS & RESORTS
NOTES TO FINANCIAL STATEMENTS — (Continued)

Note 23.	Quarterly Results (Unaudited)

	Three Months Ended

	March 31	June 30	September 30	December 31	Year

	(In millions, except per Share data)
2004
Revenues	$1,227	$1,363	$1,336	$1,442	$5,368
Costs and expenses	$1,132	$1,190	$1,138	$1,255	$4,715
Income from continuing operations	$33	$120	$105	$111	$369
Discontinued operations	$1	$34	$2	$(11)	$26
Net income	$34	$154	$107	$100	$395
Earnings per Share:
Basic —
Income from continuing operations	$0.16	$0.57	$0.51	$0.53	$1.78
Discontinued operations	$—	$0.17	$0.01	$(0.05)	$0.13
Net income	$0.16	$0.74	$0.52	$0.48	$1.91
Diluted —
Income from continuing operations	$0.16	$0.56	$0.49	$0.51	$1.72
Discontinued operations	$—	$0.16	$0.01	$(0.05)	$0.12
Net income	$0.16	$0.72	$0.50	$0.46	$1.84

2003
Revenues	$1,086	$1,211	$1,136	$1,197	$4,630
Costs and expenses	$1,032	$1,089	$1,027	$1,055	$4,203
Income (loss) from continuing operations	$(117)	$87	$47	$88	$105
Discontinued operations	$1	$203	$1	$(1)	$204
Net income (loss)	$(116)	$290	$48	$87	$309
Earnings per Share:
Basic —
Income (loss) from continuing operations	$(0.58)	$0.43	$0.23	$0.43	$0.52
Discontinued operations	$—	$1.00	$0.01	$—	$1.01
Net income (loss)	$(0.58)	$1.43	$0.24	$0.43	$1.53
Diluted —
Income (loss) from continuing operations	$(0.58)	$0.42	$0.23	$0.42	$0.51
Discontinued operations	$—	$0.99	$—	$—	$0.99
Net income (loss)	$(0.58)	$1.41	$0.23	$0.42	$1.50

SCHEDULE II
STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
AND STARWOOD HOTELS & RESORTS
VALUATION AND QUALIFYING ACCOUNTS
(In millions)

	Additions (Deductions)

		Charged
		to/reversed	Charged
	Balance	from	to/from Other	Payments/	Balance
	January 1,	Expenses	Accounts(a)	Other	December 31,

2004
Trade receivables — allowance for doubtful accounts	$53	$8	$2	$(5)	$58
Notes receivable — allowance for doubtful accounts	$64	$17	$(10)	$(11)	$60
Reserves included in accrued and other liabilities:
Restructuring and other special charges	$77	$(37)	$—	$(11)	$29
2003
Trade receivables — allowance for doubtful accounts	$45	$17	$1	$(10)	$53
Notes receivable — allowance for doubtful accounts	$46	$17	$7	$(6)	$64
Reserves included in accrued and other liabilities:
Restructuring and other special charges	$86	$(9)	$21	$(21)	$77
2002
Trade receivables — allowance for doubtful accounts	$48	$11	$(8)	$(6)	$45
Notes receivable — allowance for doubtful accounts	$41	$16	$10	$(21)	$46
Reserves included in accrued and other liabilities:
Restructuring and other special charges	$98	$(7)	$6	$(11)	$86

(a)	Charged to/from other accounts:

	Trade and Notes
	Receivable —
	Allowance for	Restructuring
	Doubtful	and Other
	Accounts	Special Charges

2004
Other assets	$(5)	$—
Other liabilities	(3)	—

Total charged to/from other accounts	$(8)	$—

2003
Other assets	$7	$12
Other liabilities	1	9

Total charged to/from other accounts	$8	$21

2002
Other assets	$—	$6
Other liabilities	2	—

Total charged to/from other accounts	$2	$6

SCHEDULE III
STARWOOD HOTELS & RESORTS
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2004
(In millions)

							Gross Amount
			Initial Cost to		Costs Subsequent to		Book Value
			Company		Acquisition		at December 31, 2004

							(a)	(a)(b)
									Accumulated
				Building and		Building and		Building and	Depreciation &	Year of	Date
Description	City	State	Land	Improvements	Land	Improvements	Land	Improvements	Amortization	Construction	Acquired	Life

The St. Regis, New York	New York	NY	$65	$150	$—	$10	$65	$160	$26	1904	6/98	40
Hotel properties, each less than 5% of total	Various	Various	335	2,788	(11)	429	324	3,217	630	Various	Various	Various

			$400	$2,938	$(11)	$439	$389	$3,377	$656

Land								389	—
Furniture, fixtures and equipment								516	388
Construction in progress								16	—

								$4,298	$1,044

(a)	As of December 31, 2004, land, building and improvements, furniture, fixtures and equipment and construction in progress have a cost basis of $321 million, $1,644 million, $58 million and $14 million, respectively, for federal income tax purposes.

(b)	Building and improvements include amounts allocated for leasehold interest in land.

SCHEDULE III (Continued)
STARWOOD HOTELS & RESORTS
REAL ESTATE AND ACCUMULATED DEPRECIATION
(In millions)
      A reconciliation of the Trust’s investment in real estate, furniture and fixtures and related accumulated depreciation is as follows:

	Year Ended December 31,

	2004	2003	2002

Real Estate and Furniture and Fixtures
Balance at beginning of period	$4,229	$4,108	$4,109
Additions during period:
Improvements	153	62	75
Transfer from assets held for sale	—	80	—
Deductions during period:
Sale of properties	(84)	(21)	(76)

Balance at end of period	$4,298	$4,229	$4,108

Accumulated Depreciation
Balance at beginning of period	$(905)	$(746)	$(581)
Additions during period:
Depreciation expense	(156)	(155)	(186)
Transfer from assets held for sale	—	(16)	—
Deductions during period:
Sale of properties	17	12	21

Balance at end of period	$(1,044)	$(905)	$(746)

SCHEDULE IV
STARWOOD HOTELS & RESORTS
MORTGAGE LOANS ON REAL ESTATE
December 31, 2004
(In millions)

						Interest Earned
			Amount of			During the
			Principal		Interest	Twelve Months
		Carrying	Unpaid at	Amount	Due at	Ended
	Prior	Amount of	December 31,	Being	December 31,	December 31,
Description	Liens	Mortgages(a)	2004	Foreclosed	2004	2004

First Mortgage:
Ramada Inn — GA	No	$2	$2	$—	$—	$—
Second Mortgage:
Tara Merrimack, New Hampshire	No	2	2	—	—	—

		$4	$4	$—	$—	$—

Intercompany Mortgage Loans
First Mortgages:
W New York — New York	No	$—	$—	$—	$—	$4
Westin Maui — Hawaii	No	163	105	—	58	10
Other, all (5) less than 3% of total carrying value	No	127	107	—	20	10
Sheraton Holding Corporation Mortgage Note	No	2,106	1,289	—	817	129
Sheraton Holding Corporation Mortgage Note	No	323	210	—	113	18
Starwood Hotels & Resorts	No	227	150	—	77	13

		$2,946	$1,861	$—	$1,085	$184

SCHEDULE IV (Continued)
STARWOOD HOTELS & RESORTS
RECONCILIATION OF MORTGAGE LOANS
(In millions)

	Year Ended December 31,

	2004	2003	2002

Balance at beginning of period	$2,812	$2,637	$2,468
Additions:
Accrued interest(a)	178	175	173
Deductions:
Principal repayments	(40)	—	(4)

Balance at end of period	$2,950	$2,812	$2,637

(a)	Per the mortgage loan agreements, several of the loans do not require monthly interest payments if cash flows are insufficient. Thus, the Trust has accrued interest on such loans.

EXHIBIT INDEX

Exhibit
Number	Description of Exhibit

2.1	Formation Agreement, dated as of November 1, 1994, among the Trust, the Corporation, Starwood Capital and the Starwood Partners (incorporated by reference to Exhibit 2 to the Trust’s and the Corporation’s Joint Current Report on Form 8-K dated November 16, 1994). (The SEC file numbers of all filings made by the Corporation and the Trust pursuant to the Securities Exchange Act of 1934, as amended, and referenced herein are: 1-7959 (the Corporation) and 1-6828 (the Trust)).
2.2	Form of Amendment No. 1 to Formation Agreement, dated as of July 1995, among the Trust, the Corporation and the Starwood Partners (incorporated by reference to Exhibit 10.23 to the Trust’s and the Corporation’s Joint Registration Statement on Form S-2 filed with the SEC on June 29, 1995 (Registration Nos. 33-59155 and 33-59155-01)).
2.3	Transaction Agreement, dated as of September 8, 1997, by and among the Trust, the Corporation, Realty Partnership, Operating Partnership, WHWE L.L.C., Woodstar Investor Partnership (“Woodstar”), Nomura Asset Capital Corporation, Juergen Bartels, Westin Hotels & Resorts Worldwide, Inc., W&S Lauderdale Corp., W&S Seattle Corp., Westin St. John Hotel Company, Inc., W&S Denver Corp., W&S Atlanta Corp. and W&S Hotel L.L.C. (incorporated by reference to Exhibit 2 to the Trust’s and the Corporation’s Joint Current Report on Form 8-K filed with the SEC on September 25, 1997, as amended by the Form 8-K/A filed with the SEC on December 18, 1997).
3.1	Amended and Restated Declaration of Trust of the Trust, amended and restated through April 16, 1999 (incorporated by reference to Exhibit 3.1 of the Trust’s and the Corporation’s Joint Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1999 (the “1999 Form 10-Q1”).
3.2	Articles of Amendment to the Amended and Restated Declaration of Trust of the Trust, dated as of November 15, 2004.(2)
3.3	Articles of Restatement of the Corporation, as of May 7, 2004 (incorporated by reference to Exhibit 10.1 to the Trust’s and the Corporation’s Joint Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004 (the “2004 Form 10-Q2”)).
3.4	Bylaws of the Trust, as amended and restated through November 8, 2004.(2)
3.5	Amended and Restated Bylaws of the Corporation, as amended and restated through May 7, 2004 (incorporated by reference to Exhibit 10.2 to the 2004 Form 10-Q2).
4.1	Amended and Restated Intercompany Agreement, dated as of January 6, 1999, between the Corporation and the Trust (incorporated by reference to Exhibit 3 to the Trust Form 8-A, except that on January 6, 1999, the Intercompany Agreement was executed and dated as of January 6, 1999).
4.2	Rights Agreement, dated as of March 15, 1999, between the Corporation and Chase Mellon Shareholder Services, L.L.C., as Rights Agent (incorporated by reference to Exhibit 4 to the Trust’s and the Corporation’s Joint Current Report on Form 8-K filed with the SEC on March 15, 1999).
4.3	First Amendment to Rights Agreement, dated as of October 2, 2003 (incorporated by reference to Exhibit 4 of Form 8-A/A filed on October 7, 2003).
4.4	Second Amendment to Rights Agreement, dated as of October 24, 2003 (incorporated by reference to Exhibit 4 of Form 8-A/A filed on October 30, 2003).
4.5	Amended and Restated Indenture, dated as of November 15, 1995, as Amended and Restated as of December 15, 1995 between ITT Corporation (formerly known as ITT Destinations, Inc.) and the First National Bank of Chicago, as trustee (incorporated by reference to Exhibit 4.A.IV to the First Amendment to ITT Corporation’s Registration Statement on Form S-3 filed November 13, 1996).
4.6	First Indenture Supplement, dated as of December 31, 1998, among ITT Corporation, the Corporation and The Bank of New York (incorporated by reference to Exhibit 4.1 to the Trust’s and the Corporation’s Joint Current Report on Form 8-K filed January 8, 1999).

Exhibit
Number	Description of Exhibit

4.7	Indenture, dated as of May 25, 2001, by and among the Corporation, as Issuer, the guarantors named therein and Firstar Bank, N.A., as Trustee (incorporated by reference to Exhibit 10.2 to the Corporation’s and the Trust’s Joint Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2001 (the “2001 Form 10-Q2”)).
4.8	Indenture, dated as of April 19, 2002, among the Corporation, the guarantor parties named therein and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Corporation’s and Sheraton Holding Corporation’s Joint Registration Statement on Form S-4 filed on November 19, 2002 the “2002 Forms S-4”)).
4.9	Indenture dated May 16, 2003 between the Corporation, the Trust, the Guarantor and U.S. Bank National Association as trustee (incorporated by reference to Exhibit 4.9 to the July 8, 2003 Form S-3) (Registration Nos. 333-106888, 333-106888-01, 333-106888-02) (the “Form S-3”). The Registrants hereby agree to file with the Commission a copy of any instrument, including indentures, defining the rights of long-term debt holders of the Registrants and their consolidated subsidiaries upon the request of the Commission.
10.1	Third Amended and Restated Limited Partnership Agreement for Realty Partnership, dated January 6, 1999, among the Trust and the limited partners of Realty Partnership (incorporated by reference to Exhibit 10.1 to the Corporation’s and the Trust’s Joint Annual Report on Form 10-K for the fiscal year ended December 31, 1998 (the “1998 Form 10-K”)).
10.2	Third Amended and Restated Limited Partnership Agreement for Operating Partnership, dated January 6, 1999, among the Corporation and the limited partners of Operating Partnership (incorporated by reference to Exhibit 10.2 to the 1998 Form 10-K).
10.3	Form of Lease Agreement, entered into as of February 14, 1997, between the Trust (or a subsidiary) as Lessor and the Corporation (or a subsidiary) as Lessee.(2)
10.4	Form of Amendment of Lease, dated as of June 1, 2002, between the Trust (or a subsidiary) as Lessor and the Corporation (or a subsidiary) as Lessee.(2)
10.5	Form of Trademark License Agreement, dated as of December 10, 1997, between Starwood Capital and the Trust (incorporated by reference to Exhibit 10.22 to the Trust’s and the Corporation’s Joint Annual Report on Form 10-K for the fiscal year ended December 31, 1997 (the “1997 Form 10-K”)).
10.6	Credit Agreement, dated October 9, 2002, among the Corporation, certain additional alternative currency revolving loan borrowers and various lenders, Deutsche Bank, AG, New York Branch, as Administrative Agent, JP Morgan Chase Bank, as Syndication Agent, Bank of America, N.A., Fleet National Bank and Societe Generale, as Co-Documentation Agents, and Deutsche Bank Securities Inc. and JP Morgan Securities Inc. as Co-Lead Arrangers and joint Book Running Managers (incorporated by reference to Exhibit 10.1 of Form 8-K filed on October 11, 2002).
10.7	First Amendment to Credit Agreement (incorporated by reference to Exhibit 10.5 to the Corporation’s and the Trust’s Joint Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2003 (the “2003 10-Q1”)).
10.8	Second Amendment to Credit Agreement (incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended June 30, 2003 (the “2003 10-Q2”)).
10.9	Third Amendment to Credit Agreement (incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended September 30, 2004 (the “2004 10-Q3”)).
10.10	Incremental Term Loan Commitment to Credit Agreement (incorporated by reference to Exhibit 10.2 to the 2004 10-Q3).
10.11	Pledge and Security Agreement, dated as of February 23, 1998, executed and delivered by the Trust, the Corporation and the other Pledgors party thereto, in favor of Bankers Trust Company as Collateral Agent (incorporated by reference to Exhibit 10.63 to the 1997 Form 10-K).

Exhibit
Number	Description of Exhibit

10.12	Loan Agreement, dated as of February 23, 1998, between the Trust and the Corporation, together with Promissory Note executed in connection therewith, by the Corporation to the order of the Trust, in the principal amount of $3,282,000,000 (incorporated by reference to Exhibit 10.65 to the 1997 Form 10-K).
10.13	First Modification, dated as of January 27, 1999, to Loan Agreement, dated as of February 23, 1998, among ITT Corporation, Realty Partnership, Sheraton Phoenician Corporation, and Starwood Phoenician CMBS I LLC.(2)
10.14	Second Modification, dated as of December 30, 1999, to Loan Agreement, dated as of February 23, 1998, among ITT Corporation, Realty Partnership, the Trust and Starwood Hotels and Resorts Holdings, Inc.(2)
10.15	Third Modification, dated as of June 30, 2000, to Loan Agreement, dated as of February 23, 1998, among ITT Corporation, the Corporation, Realty Partnership, the Trust and Starwood Hotels and Resorts Holdings, Inc.(2)
10.16	Loan Agreement, dated as of February 23, 1998, between the Trust and the Corporation, together with Promissory Note executed in connection therewith, by the Corporation to the order of the Trust, in the principal amount of $100,000,000 (incorporated by reference to Exhibit 10.66 to the 1997 Form 10-K).
10.17	First Modification, dated as of January 27, 1999, to Loan Agreement, dated as of February 23, 1998, among the Corporation, Harbor-Cal S.D., Starwood Sheraton San Diego CMBS I LLC and Realty Partnership.(2)
10.18	Loan Agreement, dated as of February 23, 1998, between the Trust and the Corporation, together with Promissory Note executed in connection therewith, by the Corporation to the order of the Trust, in the principal amount of $50,000,000 (incorporated by reference to Exhibit 10.67 to the 1997 Form 10-K).
10.19	First Modification, dated as of January 27, 1999, to Loan Agreement, dated as of February 23, 1998, among the Corporation, Harbor-Cal S.D., Starwood Sheraton San Diego CMBS I LLC and Realty Partnership.(2)
10.20	Loan Agreement, dated as of January 27, 1999, among the Borrowers named therein, as Borrowers, Starwood Operator I LLC, as Operator, and Lehman Brothers Holding Inc., d/b/a Lehman Capital, a division of Lehman Brothers Holdings Inc. (incorporated by reference to Exhibit 10.58 to the 1998 Form 10-K).
10.21	Starwood Hotels & Resorts 1995 Long-Term Incentive Plan (the “Trust 1995 LTIP”) (Amended and Restated as of December 3, 1998) (incorporated by reference to Annex D to the Trust’s and the Corporation’s Joint Proxy Statement dated December 3, 1998 (the “1998 Proxy Statement”))(1)
10.22	Second Amendment to the Trust 1995 LTIP (incorporated by reference to Exhibit 10.4 to the 2003 10-Q1).(1)
10.23	Form of Non-Qualified Stock Option Agreement pursuant to the Trust 1995 LTIP.(1)(2)
10.24	Starwood Hotels & Resorts Worldwide, Inc. 1995 Long-Term Incentive Plan (the “Corporation 1995 LTIP”) (Amended and Restated as of December 3, 1998) (incorporated by reference to Annex E to the 1998 Proxy Statement).(1)
10.25	Second Amendment to the Corporation 1995 LTIP (incorporated by reference to Exhibit 10.3 to the 2003 10-Q1).(1)
10.26	Form of Non-Qualified Stock Option Agreement pursuant to the Corporation 1995 LTIP.(1)(2)
10.27	Starwood Hotels & Resorts Worldwide, Inc. 1999 Long-Term Incentive Compensation Plan (the “1999 LTIP”) (incorporated by reference to Exhibit 10.4 to the Corporation’s and the Trust’s Joint Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1999 (the “1999 Form 10-Q2”)).(1)

Exhibit
Number	Description of Exhibit

10.28	First Amendment to the 1999 LTIP, dated as of August 1, 2001 (incorporated by reference to Exhibit 10.1 to the Corporation’s and the Trust’s Joint Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2001). (1)
10.29	Second Amendment to the 1999 LTIP (incorporated by reference to Exhibit 10.2 to the 2003 10-Q1).(1)
10.30	Form of Non-Qualified Stock Option Agreement pursuant to the 1999 LTIP.(1)(2)
10.31	Form of Restricted Stock Agreement pursuant to the 1999 LTIP.(1)(2)
10.32	Starwood Hotels & Resorts Worldwide, Inc. 2002 Long-Term Incentive Compensation Plan (the “2002 LTIP”) (incorporated by reference to Annex B of the Corporation’s 2002 Proxy Statement).(1)
10.33	First Amendment to the 2002 LTIP (incorporated by reference to Exhibit 10.1 to the 2003 10-Q1).(1)
10.34	Form of Non-Qualified Stock Option Agreement pursuant to the 2002 LTIP (incorporated by reference to Exhibit 10.49 to the 2002 Form 10-K filed on February 28, 2003 (the “2002 10-K”)).(1)
10.35	Form of Restricted Stock Agreement pursuant to the 2002 LTIP.(1)(2)
10.36	2004 Long-Term Incentive Compensation Plan (“2004 LTIP”) (incorporated by reference to the Corporation’s 2004 Notice of Annual Meeting of Stockholders and Proxy Statement, pages A-1 through A-20).(1)
10.37	Form of Non-Qualified Stock Option Agreement pursuant to the 2004 LTIP (incorporated by reference to Exhibit 10.4 to the 2004 10-Q2).(1)
10.38	Form of Restricted Stock Agreement pursuant to the 2004 LTIP (incorporated by reference to Exhibit 99.1 to the Corporation and the Trust’s Joint Current Report on Form 8-K filed with the SEC on February 16, 2005 (the “February 2005 8-K”)).(1)
10.39	Starwood Hotels & Resorts Worldwide, Inc. 1999 Annual Incentive Plan for Certain Executives (the “1999 AIP”) (incorporated by reference to Exhibit 10.5 to the 1999 Form 10-Q2).(1)
10.40	First Amendment to the 1999 AIP, dated as of December 17, 2003 (incorporated by reference to Exhibit 10.65 to the Corporation’s and the Trust’s Joint Annual Report on Form 10-K for the fiscal year ended December 31, 2003 (the “2003 10-K”)).(1)
10.41	Starwood Hotels & Resorts Worldwide, Inc. Annual Incentive Plan, dated June 1, 2001.(1)(2)
10.42	Starwood Hotels & Resorts Worldwide, Inc. Deferred Compensation Plan, effective as of January 1, 2001 (incorporated by reference to Exhibit 10.1 to the 2001 Form 10-Q2).(1)
10.43	Form of Indemnification Agreement between the Corporation, the Trust and each of its Directors/Trustees and executive officers (incorporated by reference to Exhibit 10.10 to the 2003 10-K).(1)
10.44	Registration Rights Agreement, dated May 16, 2003, among the Corporation, the Guarantor and the Initial Purchasers (incorporated by reference to Exhibit 4.10 to the Form S-3).
10.45	Exchange Rights Agreement, dated as of January 1, 1995, among the Trust, the Corporation, Realty Partnership, Operating Partnership and the Starwood Partners (incorporated by reference to Exhibit 2B to the Trust’s and the Corporation’s Joint Current Report on Form 8-K dated January 31, 1995 (the “Formation Form 8-K”)).
10.46	Registration Rights Agreement, dated as of January 1, 1995, among the Trust, the Corporation and Starwood Capital (incorporated by reference to Exhibit 2C to the Formation Form 8-K).
10.47	Exchange Rights Agreement, dated as of June 3, 1996, among the Trust, the Corporation, Realty Partnership, Operating Partnership, Philadelphia HIR Limited Partnership and Philadelphia HSR Limited Partnership (incorporated by reference to Exhibit 10.1 to the Trust’s and the Corporation’s Joint Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1996 (the “1996 Form 10-Q2”)).

Exhibit
Number	Description of Exhibit

10.48	Registration Rights Agreement, dated as of June 3, 1996, among the Trust, the Corporation and Philadelphia HSR Limited Partnership (incorporated by reference to Exhibit 10.2 to the 1996 Form 10-Q2).
10.49	Units Exchange Rights Agreement, dated as of February 14, 1997, by and among, inter alia, the Trust, the Corporation, Realty Partnership, Operating Partnership and the Starwood Partners (incorporated by reference to Exhibit 10.34 to the 1997 Form 10-K).
10.50	Class A Exchange Rights Agreement, dated as of February 14, 1997, by and among, inter alia, the Trust, the Corporation, Operating Partnership and the Starwood Partners (incorporated by reference to Exhibit 10.35 to the 1997 Form 10-K).
10.51	Exchange Rights Agreement, dated as of January 2, 1998, among, inter alia, the Trust, Realty Partnership and Woodstar (incorporated by reference to Exhibit 10.50 to the 1997 Form 10-K).
10.52	Amendment to Exchange Rights Agreement (Class A Realty Partnership Units), dated as of October 10, 2002, among the Trust, Realty Partnership and certain limited partners of the Realty Partnership (incorporated by reference to Exhibit 10.53 to the 2002 Form 10-K).
10.53	Amendment to Exchange Rights Agreement, dated as of December 17, 2003 for the Class A Realty Partnership Units (incorporated by reference to Exhibit 10.67 to the 2003 10-K).
10.54	Exchange Rights Agreement, dated as of January 2, 1998, among, inter alia, the Corporation, Operating Partnership and Woodstar (incorporated by reference to Exhibit 10.51 to the 1997 Form 10-K).
10.55	Amendment to Exchange Rights Agreement (Class B Operating Partnership Units), dated as of October 10, 2002, among the Corporation, Operating Partnership and certain limited partners of the Operating Partnership (incorporated by reference to Exhibit 10.54 to the 2002 form 10-K).
10.56	Amendment to Exchange Rights Agreement, dated as of December 17, 2003 for the Class B Operating Partnership Units (incorporated by reference to Exhibit 10.66 to the 2003 10-K).
10.57	Second Amended and Restated Employment Agreement, dated as of January 1, 2003, between Barry S. Sternlicht and the Company (incorporated by reference to Exhibit 10.69 to the 2003 10-K).(1)
10.58	Form of Severance Agreement, dated December 1999, between the Corporation and Barry S. Sternlicht (incorporated by reference to Exhibit 10.52 to the 1999 Form 10-K).(1)
10.59	Starwood Hotels & Resorts Amended and Restated Non-Qualified Stock Option Agreement by and between the Trust and Barry S. Sternlicht, dated as of May 22, 2002 relating to a grant made on June 29, 1995 (incorporated by reference to Exhibit 10.3 to the 2002 Form 10-Q2).(1)
10.60	Starwood Hotels & Resorts Amended and Restated Non-Qualified Stock Option Agreement by and between the Trust and Barry S. Sternlicht, dated as of May 22, 2002 relating to a grant made on August 12, 1996 (incorporated by reference to Exhibit 10.4 to the 2002 Form 10-Q2).(1)
10.61	Starwood Hotels & Resorts Amended and Restated Non-Qualified Stock Option Agreement by and between the Trust and Barry S. Sternlicht, dated as of May 22, 2002 relating to a grant made on August 12, 1996 (incorporated by reference to Exhibit 10.5 to the 2002 Form 10-Q2).(1)
10.62	Employment Agreement, dated as of June 27, 2000, between the Corporation and Robert F. Cotter (incorporated by reference to Exhibit 10.1 to the Corporation’s and the Trust’s Joint Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000).(1)
10.63	Addendum to Robert F. Cotter Offer Letter, effective as of February 16, 2002 (incorporated by reference to Exhibit 10.1 to the Corporation’s and Trust’s Joint Quarterly Report on Form 10-Q for the quarter ended March 31, 2002). (1)
10.64	Form of Severance Agreement, dated as of August 14, 2000, between the Corporation and Robert F. Cotter (incorporated by reference to Exhibit 10.56 to the 2000 Form 10-K).(1)

Exhibit
Number	Description of Exhibit

10.65	Letter Agreement, dated March 9, 2004 between the Corporation and Robert Cotter (incorporated by reference to the Trust’s and the Corporation’s Joint Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004). (1)
10.66	Employment Agreement, dated March 25, 1998, between Theodore Darnall and the Corporation (incorporated by reference to Exhibit 10.61 to the 2002 Form 10-K).(1)
10.67	Severance Agreement, dated December 1999, between the Corporation and Theodore Darnall (incorporated by reference to Exhibit 10.55 to the 2002 Form 10-K).(1)
10.68	Employment Agreement, dated as of November 13, 2003, between the Corporation and Vasant Prabhu (incorporated by reference to Exhibit 10.68 to the 2003 10-K).(1)
10.69	Employment Agreement, dated as of September 20, 2004, between the Corporation and Steven J. Heyer (incorporated by reference to Exhibit 10.1 to the Trust’s and the Corporation’s Joint Current Report on Form 8-K filed with the SEC on September 24, 2004).(1)
10.70	Form of Non-Qualified Stock Option Agreement between the Corporation and Steven J. Heyer pursuant to the 2004 LTIP. (1)(2)
10.71	Form of Restricted Stock Unit Agreement between the Corporation and Steven J. Heyer pursuant to the 2004 LTIP (incorporated by reference to Exhibit 99.2 to the February 2005 8-K.(1)
10.72	Employment Agreement, dated as of September 25, 2000, between the Corporation and Kenneth Siegel (incorporated by reference to Exhibit 10.57 to the Corporation’s and Trust’s Joint Annual Report on Form 10-K for the fiscal year ended December 31, 2000).(1)
10.73	Letter Agreement, dated July 22, 2004 between the Corporation and Kenneth Siegel.(1)(2)
12.1	Calculation of Ratio of Earnings to Total Fixed Charges. (2)
21.1	Subsidiaries of the Registrants.(2)
23.1	Consent of Ernst & Young LLP.(2)
31.1	Certification Pursuant to Rule 13a-14 under the Securities Exchange Act of 1934 — Chief Executive Officer — Corporation.(2)
31.2	Certification Pursuant to Rule 13a-14 under the Securities Exchange Act of 1934 — Chief Financial Officer — Corporation.(2)
31.3	Certification Pursuant to Rule 13a-14 under the Securities Exchange Act of 1934 — Chief Executive Officer — Trust. (2)
31.4	Certification Pursuant to Rule 13a-14 under the Securities Exchange Act of 1934 — Chief Financial and Accounting Officer — Trust.(2)
32.1	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code — Chief Executive Officer — Corporation.(2)
32.2	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code — Chief Financial Officer — Corporation.(2)
32.3	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code — Chief Executive Officer — Trust.(2)
32.4	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code — Chief Financial and Accounting Officer — Trust.(2)

(1)	Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.

(2)	Filed herewith.