Form 10-Q
period 2005-06-30
STARWOOD HOTELS & RESORTS; STARWOOD HOTEL & RESORTS WORLDWIDE INC
filed 2005-07-29
CIK 48595, 316206

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2005

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
      217,683,664 shares of common stock, par value $0.01 per share, of Starwood Hotels & Resorts Worldwide, Inc. attached to and traded together with 217,683,664 Class B shares of beneficial interest, par value $0.01 per share, of Starwood Hotels & Resorts, and 100 Class A shares of beneficial interest, par value $0.01 per share, of Starwood Hotels & Resorts, all outstanding as of July 26, 2005.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.
      The following unaudited consolidated financial statements of Starwood Hotels & Resorts Worldwide, Inc. (the “Corporation”) and Starwood Hotels & Resorts (the “Trust” and, together with the Corporation, “Starwood” or the “Company”) are provided pursuant to the requirements of this Item. In the opinion of management, all adjustments necessary for fair presentation, consisting of normal recurring adjustments, have been included. The consolidated financial statements presented herein have been prepared in accordance with the accounting policies described in the Company’s Joint Annual Report on Form 10-K for the year ended December 31, 2004 filed on March 4, 2005. See the notes to financial statements for the basis of presentation. The consolidated financial statements should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this filing. Results for the three and six months ended June 30, 2005 are not necessarily indicative of results to be expected for the full fiscal year ending December 31, 2005.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
CONSOLIDATED BALANCE SHEETS
(In millions, except share data)

	June 30,	December 31,
	2005	2004

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$381	$326
Restricted cash	509	347
Accounts receivable, net of allowance for doubtful accounts of $61 and $58	598	482
Inventories	316	371
Prepaid expenses and other	197	157

Total current assets	2,001	1,683
Investments	432	453
Plant, property and equipment, net	6,778	6,997
Goodwill and intangible assets, net	2,532	2,544
Other assets	653	621

	$12,396	$12,298

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings and current maturities of long-term debt	$634	$619
Accounts payable	154	200
Accrued expenses	719	872
Accrued salaries, wages and benefits	248	299
Accrued taxes and other	158	138

Total current liabilities	1,913	2,128
Long-term debt	3,725	3,823
Deferred income taxes	851	880
Other liabilities	624	652

	7,113	7,483

Minority interest	24	27

Exchangeable units and Class B preferred shares, at redemption value of $38.50	—	—

Commitments and contingencies
Stockholders’ equity:
Class A exchangeable preferred shares of the Trust; $0.01 par value; authorized 30,000,000 shares; outstanding 564,397 and 597,825 shares at June 30, 2005 and December 31, 2004, respectively	—	—
Corporation common stock; $0.01 par value; authorized 1,050,000,000 shares; outstanding 216,975,974 and 208,730,800 shares at June 30, 2005 and December 31, 2004, respectively	2	2
Trust Class B shares of beneficial interest; $0.01 par value; authorized 1,000,000,000 shares; outstanding 216,975,974 and 208,730,800 shares at June 30, 2005 and December 31, 2004, respectively	2	2
Additional paid-in capital	5,488	5,121
Deferred compensation	(69)	(14)
Accumulated other comprehensive loss	(320)	(255)
Retained earnings (accumulated deficit)	156	(68)

Total stockholders’ equity	5,259	4,788

	$12,396	$12,298

The accompanying notes to financial statements are an integral part of the above statements.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per Share data)
(Unaudited)

	Three Months		Six Months
	Ended June 30,		Ended June 30,

	2005	2004	2005	2004

Revenues
Owned, leased and consolidated joint venture hotels	$939	$868	$1,752	$1,637
Vacation ownership and residential sales and services	233	140	464	268
Management fees, franchise fees and other income	119	104	223	194
Other revenues from managed and franchised properties	268	251	526	491

	1,559	1,363	2,965	2,590
Costs and Expenses
Owned, leased and consolidated joint venture hotels	675	640	1,316	1,247
Vacation ownership and residential	167	105	334	202
Selling, general, administrative and other	94	88	176	170
Depreciation	101	101	206	203
Amortization	4	5	9	9
Other expenses from managed and franchised properties	268	251	526	491

	1,309	1,190	2,567	2,322
Operating income	250	173	398	268
Gain on sale of VOI notes receivable	—	8	—	8
Equity earnings from unconsolidated ventures, net	18	12	31	16
Interest expense, net of interest income of $3, $1, $5 and $1	(60)	(65)	(122)	(129)
Loss on asset dispositions and impairments, net	(17)	(3)	(16)	(4)

Income from continuing operations before taxes and minority equity	191	125	291	159
Income tax expense	(47)	(5)	(68)	(7)
Minority equity in net loss	1	—	1	1

Income from continuing operations	145	120	224	153
Discontinued operations:
Gain on disposition, net of tax expense (benefit) of $0, ($34), $0 and ($34)	—	34	—	35

Net income	$145	$154	$224	$188

Earnings Per Share — Basic
Continuing operations	$0.67	$0.57	$1.04	$0.74
Discontinued operations	—	0.17	—	0.17

Net income	$0.67	$0.74	$1.04	$0.91

Earnings Per Share — Diluted
Continuing operations	$0.65	$0.56	$1.01	$0.72
Discontinued operations	—	0.16	—	0.16

Net income	$0.65	$0.72	$1.01	$0.88

Weighted average number of Shares	216	208	214	206

Weighted average number of Shares assuming dilution	223	215	222	213

The accompanying notes to financial statements are an integral part of the above statements.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months		Six Months
	Ended June 30,		Ended June 30,

	2005	2004	2005	2004

Net income	$145	$154	$224	$188
Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustments	(33)	(19)	(65)	(25)
Unrealized holding gains (losses)	4	—	(3)	—
Minimum pension liability adjustments	—	—	3	—

	(29)	(19)	(65)	(25)

Comprehensive income	$116	$135	$159	$163

The accompanying notes to financial statements are an integral part of the above statements.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Six Months
	Ended June 30,

	2005	2004

Operating Activities
Net income	$224	$188
Exclude:
Discontinued operations	—	(35)

Income from continuing operations	224	153
Depreciation and amortization	215	212
Loss on asset dispositions and impairments, net	16	4
Other adjustments to income from continuing operations	39	14
Increase in restricted cash	(161)	(130)
Other changes in working capital	(76)	(90)
Accrued and deferred income taxes and other	(27)	18

Cash from continuing operations	230	181
Cash from discontinued operations	—	1

Cash from operating activities	230	182

Investing Activities
Purchases of plant, property and equipment	(182)	(136)
Proceeds from asset sales, net	59	18
Acquisitions, net of acquired cash	(1)	(65)
Investments	(35)	(33)
Other, net	8	(28)

Cash used for investing activities	(151)	(244)

Financing Activities
Revolving credit facility and short-term borrowings, net	4	195
Long-term debt issued	4	—
Long-term debt repaid	(71)	(356)
Distributions paid	(176)	(172)
Proceeds from employee stock option exercises	239	219
Share repurchases	—	(86)
Other, net	(11)	(1)

Cash used for financing activities	(11)	(201)

Exchange rate effect on cash and cash equivalents	(13)	3

Increase (decrease) in cash and cash equivalents	55	(260)
Cash and cash equivalents — beginning of period	326	427

Cash and cash equivalents — end of period	$381	$167

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Interest	$135	$156

Income taxes, net of refunds	$22	$13

The accompanying notes to financial statements are an integral part of the above statements.

STARWOOD HOTELS & RESORTS
CONSOLIDATED BALANCE SHEETS
(In millions, except share data)

	June 30,	December 31,
	2005	2004

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1	$1
Receivable, Corporation	532	535
Prepaid expenses and other	1	—

Total current assets	534	536
Investments, Corporation	848	848
Investments	28	28
Plant, property and equipment, net	3,185	3,254
Long-term receivables, Corporation, net	1,910	2,043
Goodwill and intangible assets, net	207	207
Other assets	7	9

	$6,719	$6,925

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings and current maturities of long-term debt	$11	$10
Accounts payable	2	3
Accrued expenses	17	24
Distributions payable, Corporation	—	225
Distributions payable	—	176

Total current liabilities	30	438
Long-term debt	433	435

	463	873

Minority interest	30	29

Exchangeable units and Class B preferred shares, at redemption value of $38.50	—	—

Commitments and contingencies
Stockholders’ equity:
Class A exchangeable preferred shares; $0.01 par value; authorized 30,000,000 shares; outstanding 564,397 and 597,825 shares at June 30, 2005 and December 31, 2004, respectively	—	—
Class A shares of beneficial interest; $0.01 par value; authorized 5,000 shares; outstanding 100 shares at June 30, 2005 and December 31, 2004	—	—
Trust Class B shares of beneficial interest; $0.01 par value; authorized 1,000,000,000 shares; outstanding 216,975,974 and 208,730,800 shares at June 30, 2005 and December 31, 2004, respectively	2	2
Additional paid-in capital	7,786	7,761
Accumulated deficit	(1,562)	(1,740)

Total stockholders’ equity	6,226	6,023

	$6,719	$6,925

The accompanying notes to financial statements are an integral part of the above statements.

STARWOOD HOTELS & RESORTS
CONSOLIDATED STATEMENTS OF INCOME
(In millions)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2005	2004	2005	2004

Revenues
Rent and interest, Corporation	$147	$137	$278	$262

	147	137	278	262

Costs and Expenses
Selling, general and administrative	—	1	1	2
Depreciation	39	39	81	78

	39	40	82	80

Operating income	108	97	196	182
Equity losses from unconsolidated joint ventures and other	—	(1)	—	(1)
Interest expense, net	(9)	(9)	(17)	(17)
Gain (loss) on asset dispositions and impairments, net	—	(1)	1	(1)
Income tax benefit (expense)	—	(1)	(1)	3
Minority equity in net loss (income)	—	—	(1)	1

Net income	$99	$85	$178	$167

The accompanying notes to financial statements are an integral part of the above statements.

STARWOOD HOTELS & RESORTS
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Six Months Ended
	June 30,

	2005	2004

Operating Activities
Net income	$178	$167
Depreciation	81	78
(Gain) loss on asset dispositions and impairments, net	(1)	1
Changes in working capital	133	134
Other, net	2	—

Cash from operating activities	393	380

Investing Activities
Purchases of plant, property and equipment	(39)	(48)
Proceeds from asset sales, net	28	26

Cash used for investing activities	(11)	(22)

Financing Activities
Long-term debt issued	4	—
Long-term debt repaid	(5)	(4)
Distributions paid	(176)	(172)
Distributions paid to Corporation	(225)	(183)
Proceeds from employee stock option exercises	28	33
Share repurchases	—	(9)
Other, net	(8)	(24)

Cash used for financing activities	(382)	(359)

Decrease in cash and cash equivalents	—	(1)
Cash and cash equivalents — beginning of period	1	2

Cash and cash equivalents — end of period	$1	$1

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Interest	$17	$16

Income taxes, net of refunds	$1	$(4)

The accompanying notes to financial statements are an integral part of the above statements.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
AND STARWOOD HOTELS & RESORTS
NOTES TO FINANCIAL STATEMENTS

Note 1.	Basis of Presentation
      The accompanying consolidated financial statements represent (i) Starwood Hotels & Resorts Worldwide, Inc. and its subsidiaries (the “Corporation”), including Sheraton Holding Corporation and its subsidiaries (“Sheraton Holding”) and Starwood Hotels & Resorts and its subsidiaries (the “Trust” and together with the Corporation, “Starwood” or the “Company”), and (ii) the Trust.
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
      Pursuant to a reorganization in 1999, the Trust became a subsidiary of the Corporation, which indirectly holds all outstanding shares of the Class A shares of beneficial interest of the Trust (“Class A Shares”). Each Trust Share was converted into one share of non-voting Class B Shares of beneficial interest in the Trust (a “Class B Share”). The Corporation Shares and the Class B Shares trade together on a one-for-one basis, and pursuant to an agreement between the Corporation and the Trust, may be transferred only in units (“Shares”) consisting of one Corporation Share and one Class B Share.
      The Corporation, through its subsidiaries, is the general partner of, and held, as of June 30, 2005, an aggregate 98.7% partnership interest in SLC Operating Limited Partnership (the “Operating Partnership”). The Trust, through its subsidiaries, is the general partner of, and held an aggregate 97.6% partnership interest in SLT Realty Limited Partnership (the “Realty Partnership” and, together with the Operating Partnership, the “Partnerships”) as of June 30, 2005. The units of the Partnerships (“LP Units”) held by the limited partners of the respective Partnerships are exchangeable on a one-for-one basis for Shares. At June 30, 2005, there were approximately 5.4 million LP Units outstanding (including 4.3 million LP Units held by the Corporation). For all periods presented, the LP Units are assumed to have been converted to Shares for purposes of calculating basic and diluted weighted average Shares outstanding.

Note 2.	Significant Accounting Policies
      Earnings Per Share. The following reconciliation of basic earnings per Share to diluted earnings per Share for income from continuing operations assumes the conversion of LP Units to Shares (in millions, except per Share data):

	Three Months Ended June 30,

	2005			2004

	Earnings	Shares	Per Share	Earnings	Shares	Per Share

Basic earnings from continuing operations	$145	216	$0.67	$120	208	$0.57
Effect of dilutive securities:
Employee options and restricted stock awards	—	7		—	7

Diluted earnings from continuing operations	$145	223	$0.65	$120	215	$0.56

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
AND STARWOOD HOTELS & RESORTS
NOTES TO FINANCIAL STATEMENTS — (Continued)

	Six Months Ended June 30,

	2005			2004

	Earnings	Shares	Per Share	Earnings	Shares	Per Share

Basic earnings from continuing operations	$224	214	$1.04	$153	206	$0.74
Effect of dilutive securities:
Employee options and restricted stock awards	—	8		—	7

Diluted earnings from continuing operations	$224	222	$1.01	$153	213	$0.72

      Included in the Basic Share numbers are approximately 600,000 shares of Class A Exchangeable Preferred Shares (“Class A EPS”) and Class B Exchangeable Preferred Shares (“Class B EPS”) of the Trust for both the three and six months ended June 30, 2005 and approximately 800,000 shares for both the three and six months ended June 30, 2004. Additionally, as of June 30, 2005 and 2004, approximately 7 million shares issuable under convertible debt were excluded from the calculation of diluted earnings per Share as the trigger events for conversion had not occurred. As the terms of the contingently convertible debt instrument allow for the Company to redeem such instruments in cash and the Company has a history of settling convertible debt instruments in cash, the Company, in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings Per Share,” utilizes the if-converted method if certain trigger events are met.
      Reclassifications. Certain reclassifications have been made to the prior year financial statements to conform to the current year presentation.
      Stock-Based Compensation. The Company has four stock-based employee long-term incentive plans. The Company accounts for those plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. In general, no stock-based employee compensation cost is reflected in net income as all options granted to employees under these plans have an exercise price equal to the fair value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per Share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation:

	Three Months		Six Months
	Ended June 30,		Ended June 30,

	2005	2004	2005	2004

	(In millions, except per share data)
Net income, as reported	$145	$154	$224	$188
Deduct: SFAS No. 123 compensation cost	(24)	(20)	(45)	(39)
Tax effect	8	7	15	13

Proforma net income	$129	$141	$194	$162

Earnings per Share:
Basic, as reported	$0.67	$0.74	$1.04	$0.91

Basic, proforma	$0.60	$0.68	$0.90	$0.78

Diluted, as reported	$0.65	$0.72	$1.01	$0.88

Diluted, proforma	$0.58	$0.65	$0.87	$0.76

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
AND STARWOOD HOTELS & RESORTS
NOTES TO FINANCIAL STATEMENTS — (Continued)
      The Company has determined that a lattice valuation model would provide a better estimate of the fair value of options granted under its long-term incentive plans and therefore, for all options granted subsequent to January 1, 2005, the Company changed its option pricing model from the Black Scholes model to a lattice model. The Company’s former Executive Chairman resigned in the second quarter of 2005 and in accordance with his employment agreement, all of his previously unvested stock options (approximately 800,000 options) immediately vested. The fair value of these options is included in the June 30, 2005 proforma compensation cost above.
      Average lattice model assumptions:

Three Months Ended
June 30, 2005

Dividend yield	1.8%
Volatility:
Near term	25%
Long term	40%
Expected life	6 yrs
Yield curve:
6 month	3.13%
1 year	3.29%
3 year	3.70%
5 year	3.86%
10 year	4.19%
      Average Black Scholes assumptions:

Three Months Ended
June 30, 2004

Dividend yield	2.3%
Volatility	42%
Risk-free rate	4.0%
Expected life	6 yrs
      Recently Issued Accounting Standards. In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123(R), “Share-Based Payment, a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation.” SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair value. Proforma disclosure is no longer an alternative. The new standard is effective for fiscal years beginning after June 15, 2005 and therefore will be implemented by Starwood in the first quarter of 2006. Adoption of this standard will reduce the Company’s net income and earnings per share, but it will have no impact on cash flow. Based on the Company’s current share-based payment compensation plan, the adoption of SFAS No. 123(R) is expected to result in a slightly lower charge than the one noted above in the proforma disclosures.
      In December 2004, the FASB issued SFAS No. 152, “Accounting for Real Estate Time-Sharing Transactions.” SFAS No. 152 amends SFAS No. 66, “Accounting for the Sales of Real Estate,” and SFAS No. 67, “Accounting for Costs and Initial Rental Operations of Real Estate Projects,” in association

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
AND STARWOOD HOTELS & RESORTS
NOTES TO FINANCIAL STATEMENTS — (Continued)
with the issuance of American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) 04-2, “Accounting for Real Estate Time-Sharing Transactions.” These statements were issued to address the diversity in practice caused by a lack of guidance specific to real estate time-sharing transactions. SFAS No. 152 is effective for financial statements for fiscal years beginning after June 15, 2005 and therefore will be implemented by the Company in the first quarter of 2006. The Company expects the adoption of this standard to have an impact on the timing of recognition of vacation ownership profits, and the impact is currently being evaluated.
      In December 2004, the FASB issued FASB Staff Position No. 109-2, “Accounting and Disclosure Guidance for the Foreign Repatriation Provision within the American Jobs Creation Act of 2004,” in response to the American Jobs Creation Act of 2004 (the “Act”) which provides for a special one-time dividends received deduction of 85 percent for certain foreign earnings that are repatriated (as defined in the Act) in either an enterprise’s last tax year that began before the December 2004 enactment date, or the first tax year that begins during the one-year period beginning on the date of enactment. Starwood may repatriate approximately $500 million which would generate a tax liability of approximately $45 million, and expects to finalize a plan for repatriation and seek approval from the Board of Directors by the end of 2005.
      In November 2004, the Emerging Issues Task Force (“EITF”) issued EITF No. 04-8, “The Effect of Contingently Convertible Debt on Diluted Earnings Per Share,” which states that contingently convertible debt instruments are subject to the if-converted method under FASB Statement No. 128, regardless of the contingent features included in the instrument. As the terms of the Company’s contingently convertible debt instrument allow for the Company to redeem such instruments in cash and the Company has a history of settling convertible debt instruments in cash, the Company, in accordance with SFAS No. 128, has utilized the if-converted method if certain trigger events are met. Accordingly, EITF No. 04-08 did not have an impact to the Company’s net income or earnings per share.

Note 3.	Restricted Cash
      State and local regulations governing sales of VOIs allow the purchaser of such a VOI to rescind the sale subsequent to its completion for a pre-specified number of days. As such, cash collected from such sales before the certificate of occupancy is obtained and during the rescission period is classified as restricted cash in the Company’s consolidated balance sheets. At June 30, 2005 and December 31, 2004, the Company had $264 million and $200 million, respectively, of such restricted cash.
      In addition, provisions of certain of the Company’s secured debt require that cash reserves be maintained. Additional cash reserves are required if aggregate operations of the related hotels fall below a specified level over a specified time period. Additional cash reserves for certain debt became required in late 2003 following a difficult period in the hospitality industry, resulting from the war in Iraq and the worldwide economic downturn. As of June 30, 2005 and December 31, 2004, $207 million and $132 million, respectively, was included in restricted cash in the Company’s consolidated balance sheets related to these required cash reserves. Once aggregate hotel operations meet the specified levels over the required time period, the additional cash reserves, plus accrued interest, will be released to the Company.

Note 4.	Asset Dispositions and Impairments
      The Company recorded $3 million and $4 million of losses on asset dispositions and impairments in the three and six months ended June 30, 2004, respectively. These reflect impairment charges primarily associated with the renovation of a portion of the W New York for a Bliss spa.
      In the first quarter of 2005, the Company sold two hotels for net proceeds of $26 million. The Company recorded a net loss of approximately $1 million associated with these sales. The Company had recorded

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
AND STARWOOD HOTELS & RESORTS
NOTES TO FINANCIAL STATEMENTS — (Continued)
impairment charges of $17 million in 2004 related to these properties. One of the hotels was sold subject to a franchise agreement and consequently, the operations of the hotel prior to the sale date are not classified as discontinued operations. The operations of the other hotel sold were not significant to the Company’s consolidated financial results so they also were not classified as discontinued operations.
      Also during the first quarter of 2005, the Company recorded a $2 million gain as a result of the collection of a fully reserved note receivable issued by the Company in connection with the sale of an asset in 2000.
      In the second quarter of 2005, the Company recorded a net loss of approximately $17 million primarily related to impairment charges associated with the owned Sheraton hotel in Cancun, Mexico that is being partially demolished to build vacation ownership units.
      In April 2005, the Company completed the sale of the Sheraton Lisboa Hotel and Towers in Lisbon, Portugal for approximately $31 million. The Company continues to manage the hotel subject to a long-term management contract. Accordingly, the operations of the hotel prior to the sale date are not classified as discontinued operations, and the gain on the sale of approximately $6 million was deferred and is being recognized in earnings over the 20 year life of the management contract.
      In May 2005, the Company signed an agreement to sell the Hotel Danieli in Venice, Italy for 177 million Euros and received a non-refundable deposit of approximately $12 million. The sale is expected to close later this year. The Company will continue to manage the hotel subject to a long-term management contract. Accordingly, the operations of the hotel are not classified as discontinued operations.
      In July 2005, the Company completed the sale of two hotels for approximately $28 million. The Company will record a net loss related to one of these hotels of approximately $12 million in the third quarter of 2005.

Note 5.	Discontinued Operations
      For the three and six months ended June 30, 2004, the gain on dispositions relates primarily to the favorable resolution of certain tax matters related to the 1999 divestiture of the Company’s gaming business. There was no activity in discontinued operations in the three and six months ended June 30, 2005.

Note 6.	Restructuring and Other Special Charges
      The Company had remaining accruals related to restructuring charges of $22 million and $23 million, respectively, at June 30, 2005 and December 31, 2004, of which $18 million and $19 million, respectively, is included in other liabilities in the accompanying June 30, 2005 and December 31, 2004 consolidated balance sheets. There was no restructuring or other special charges activity in the three and six months ended June 30, 2005 or 2004.

Note 7.	Notes Receivable Securitizations and Sales
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
      With respect to those transactions still outstanding at June 30, 2005, the Company retains economic interests (the “Retained Interests”) in securitized and sold VOI notes receivables through SPE ownership of QSPE beneficial interests (securitizations) and the right to a deferred purchase price payable by the purchaser of the sold VOI notes receivable. The Retained Interest, which is comprised of subordinated interests and interest only strips in the related VOI notes receivable, provides credit enhancement to the third-party purchasers of the related QSPE beneficial interests (securitizations) and VOI notes receivable (sales). Retained Interests cash flows are limited to the cash available from the related VOI notes receivable, after servicing fees, absorbing 100% of any credit losses on the related VOI notes receivable, QSPE fixed rate interest expense, the third party purchaser’s contractual floating rate yield (VOI notes receivable sales), and program fees (VOI note receivables sales).
      Retained Interests relating to pre-2002 securitizations and sales are classified and accounted for as “trading” while Retained Interests relating to subsequent securitizations and sales are classified and accounted for as “available-for-sale” securities, respectively, both in accordance with SFAS No. 115 and SFAS No. 140.
      The Company’s securitization and sale agreements provide the Company with the option, subject to certain limitations, to repurchase defaulted VOI notes receivable at their outstanding principal amounts. Such repurchases totaled $4 million and $7 million during the three and six months ended June 30, 2005 and $4 million and $8 million during the three and six months ended June 30, 2004, respectively. The Company has been able to resell the VOIs underlying the VOI notes repurchased under these provisions without incurring significant losses. As allowed under the related agreements, the Company replaced the defaulted VOI notes receivable under the securitization and sale agreements with new VOI notes receivable, resulting in an insignificant amount of net gains in the three and six months ended June 30, 2005 and a net gain of $1 million in the three and six months ended June 30, 2004.
      In June 2004, the Company sold $63 million of VOI notes receivable pursuant to an arrangement (the “2004 Purchase Facility”) with third party purchasers. Under the 2004 Purchase Facility, the Company can continue to sell VOI notes receivable through June 14, 2006 subject to a facility limit at any one time of $150,000,000. The Company’s net cash proceeds received from the sale was approximately $57 million. Gain from the sale of $7 million is included in gain on sale of VOI notes receivable in the Company’s statements of income for the three and six months ended June 30, 2004. The purchaser’s floating contractual yield on the sold VOI notes receivables increases from the purchaser’s commercial paper cost plus 0.8% or LIBOR plus 1.25% to Prime plus 2% in December 2005.
      At June 30, 2005, the aggregate outstanding principal balance of VOI notes receivable that have been securitized or sold was $245 million. The principal amounts of those VOI notes receivables that were more than 90 days delinquent at June 30, 2005 was approximately $2 million.
      At June 30, 2005 and December 31, 2004, the Company owned approximately $234 million and $180 million, respectively, of fixed rate VOI notes receivable, which are included in accounts receivable and other assets in the Company’s balance sheets. The principal balance of those VOI notes receivables that were more than 90 days delinquent at June 30, 2005 was approximately $15 million.
      Net credit losses for all VOI notes receivable were $3 million and $6 million during the three and six months ended June 30, 2005 and $4 million and $8 million during the three and six months ended June 30, 2004, respectively.
      The Company received aggregate cash proceeds of $10 million and $19 million from the Retained Interests during the three and six months ended June 30, 2005 and $8 million and $16 million during the three

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
AND STARWOOD HOTELS & RESORTS
NOTES TO FINANCIAL STATEMENTS — (Continued)
and six months ended June 30, 2004, respectively. The Company received aggregate servicing fees of $1 million and $2 million related to these VOI notes receivable during the three and six months ended June 30, 2005 and $1 million and $2 million during the three and six months ended June 30, 2004, respectively.
      At the time of each receivable sale and at the end of each financial reporting period, the Company estimates the fair value of its Beneficial Interests using a discounted cash flow model. All assumptions used in the models are reviewed and updated, if necessary, based on current trends and historical experience.
      As of June 30, 2005, the Company has completed a sensitivity analysis on the net present value of the Retained Interests to measure the change in value associated with independent changes in individual key variables. The methodology used applied unfavorable changes for the key variables of expected prepayment rates, discount rates and expected gross credit losses. The aggregate net present value and carrying value of Retained Interests at June 30, 2005 was approximately $48 million. The decrease in value of the Retained Interests that would result from various independent changes in key variables are shown in the chart that follows (dollar amounts are in millions). These factors may not move independently of each other.

Annual prepayment rate:
100 basis points-dollars	$0.3
100 basis points-percentage	0.7%
200 basis points-dollars	$0.6
200 basis points-percentage	1.3%
Discount rate:
100 basis points-dollars	$1.4
100 basis points-percentage	3.2%
200 basis points-dollars	$2.8
200 basis points-percentage	6.2%
Gross annual rate of credit losses:
100 basis points-dollars	$2.8
100 basis points-percentage	6.2%
200 basis points-dollars	$5.5
200 basis points-percentage	12.3%

Note 8.	Derivative Financial Instruments
      The Company enters into interest rate swap agreements to manage interest expense. The Company’s objective is to manage the impact of interest rates on the results of operations, cash flows and the market value of the Company’s debt. At June 30, 2005, the Company had no outstanding interest rate swap agreements under which the Company pays a fixed rate and receives a variable rate of interest.
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

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
AND STARWOOD HOTELS & RESORTS
NOTES TO FINANCIAL STATEMENTS — (Continued)
      The Fair Value Swaps hedge the change in fair value of certain fixed rate debt related to fluctuations in interest rates and mature in 2012. The Fair Value Swaps modify the Company’s interest rate exposure by effectively converting debt with a fixed rate to a floating rate. The fair value of the new Fair Value Swaps was a liability of approximately $12 million at June 30, 2005.
      From time to time, the Company uses various hedging instruments to manage the foreign currency exposure associated with the Company’s foreign currency denominated assets and liabilities (“Foreign Currency Hedges”). At June 30, 2005, the Company had two Foreign Currency Hedges outstanding with a U.S. dollar equivalent of the contractual amount of the contracts of approximately $314 million. These contracts hedge certain Euro-denominated assets and mature through August 2005. Changes in the fair value of the hedging instruments are classified in the same manner as changes in the underlying asset due to fluctuations in foreign currency exchange rates. The fair value of the Foreign Currency Hedges at June 30, 2005 was an asset of approximately $6 million.
      Periodically, the Company hedges the net assets of certain international subsidiaries (“Net Investment Hedges”) using various hedging instruments to manage the translation and economic exposures related to the Company’s net investments in these subsidiaries. The Company measures the effectiveness of derivatives designated as Net Investment Hedges by using the changes in forward exchange rates because this method best reflects the Company’s risk management strategies and the economics of those strategies in the financial statements. Under this method, the change in fair value of the hedging instrument attributable to the changes in forward exchange rates is reported in stockholders’ equity to offset the translation results on the hedged net investment. The remaining change in fair value of the hedging instrument, if any, is recognized through income. As of June 30, 2005, the Company had two Net Investment Hedges with a U.S. dollar equivalent of the contractual amount of the contracts of $364 million that mature in November 2005. The Net Investment Hedges minimize the effect fluctuations in foreign currency exchange rates have on a portion of the Company’s net investment in certain Euro-denominated subsidiaries (“Euro Net Investment Hedges”). The fair value of the Euro Net Investment Hedges entered into on June 30, 2005 was zero.
      The counterparties to the Company’s derivative financial instruments are major financial institutions. The Company does not expect its derivative financial instruments to significantly impact earnings in the next twelve months.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
AND STARWOOD HOTELS & RESORTS
NOTES TO FINANCIAL STATEMENTS — (Continued)
Note 9.     Pension and Postretirement Benefit Plans
      The following table presents the components of net periodic benefit cost for the three and six months ended June 30, 2005 and 2004 (in millions):

	Three Months Ended June 30,

	2005			2004

	Pension	Foreign Pension	Postretirement	Pension	Foreign Pension	Postretirement
	Benefits	Benefits	Benefits	Benefits	Benefits	Benefits

Service cost	$—	$1.1	$—	$—	$1.1	$0.1
Interest costs	0.2	2.2	0.3	0.3	2.0	0.4
Expected return on plan assets	—	(2.1)	(0.2)	(0.1)	(1.9)	(0.3)
Amortization of:
Prior service income	(0.1)	(0.1)	—	—	(0.1)	—
Actuarial loss (gain)	0.1	1.0	(0.1)	—	0.6	—

SFAS No. 87 cost/ SFAS No. 106 cost	0.2	2.1	—	0.2	1.7	0.2

SFAS No. 88 settlement loss (gain)	0.1	—	—	(1.6)	—	—

Net periodic benefit cost (income)	$0.3	$2.1	$—	$(1.4)	$1.7	$0.2

	Six Months Ended June 30,

	2005			2004

	Pension	Foreign Pension	Postretirement	Pension	Foreign Pension	Postretirement
	Benefits	Benefits	Benefits	Benefits	Benefits	Benefits

Service cost	$—	$2.2	$—	$—	$2.1	$0.1
Interest costs	0.4	4.4	0.6	0.5	4.0	0.9
Expected return on plan assets	—	(4.1)	(0.4)	(0.1)	(3.8)	(0.5)
Amortization of:
Prior service income	(0.1)	(0.2)	—	—	(0.2)	—
Actuarial loss (gain)	0.2	1.9	(0.2)	—	1.2	—

SFAS No. 87 cost/ SFAS No. 106 cost	0.5	4.2	—	0.4	3.3	0.5

SFAS No. 88 settlement loss (gain)	0.2	—	—	(1.6)	—	—

Net periodic benefit cost (income)	$0.7	$4.2	$—	$(1.2)	$3.3	$0.5

Note 10.	Stockholders’ Equity
      Exchangeable Preferred Shares. During 1998, 6.3 million shares of Class A EPS, 5.5 million shares of Class B EPS and approximately 800,000 limited partnership units of the Realty Partnership and Operating Partnership (“Exchangeable Units”) were issued by the Trust in connection with the acquisition of Westin

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
AND STARWOOD HOTELS & RESORTS
NOTES TO FINANCIAL STATEMENTS — (Continued)
Hotels & Resorts Worldwide, Inc. and certain of its affiliates (the “Westin Merger”). Class A EPS have a par value of $0.01 per share and the Company may choose to settle Class A EPS redemptions in Shares on a one-for-one basis (subject to certain adjustments) or in cash. Class B EPS have a liquidation preference of $38.50 per share and provide the holders with the right, for a one year period, from and after the fifth anniversary of the closing date of the Westin Merger, which expired on January 3, 2004, to require the Trust to redeem such shares for cash at a price of $38.50 per share. Subsequent to January 3, 2004, the Company may choose to settle Class B EPS redemptions in cash at $38.50 per share or shares of Class A EPS at the equivalent of $38.50 per share. Exchangeable Units may be converted to Shares on a one-for-one basis (subject to certain adjustments). For the six months ended June 30, 2005, in accordance with the terms of the Class B EPS discussed above, approximately 28,000 shares of Class B EPS were redeemed for approximately $1 million in cash. In addition, during the six months ended June 30, 2005, approximately 33,000 shares of Class A EPS were redeemed for approximately $2 million in cash. At June 30, 2005, there were approximately 564,000 shares of Class A EPS, 25,000 shares of Class B EPS, and 68,000 Exchangeable Units outstanding.

Note 11.	Business Segment Information
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
      The performance of the hotels and vacation ownership and residential segments is evaluated primarily on operating profit before corporate selling, general and administrative expense, interest, gains (losses) on the sale of real estate, restructuring and other special charges, and income taxes. The Company does not allocate these items to its segments.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
AND STARWOOD HOTELS & RESORTS
NOTES TO FINANCIAL STATEMENTS — (Continued)
      The following table presents revenues, operating income, capital expenditures and assets for the Company’s reportable segments (in millions):

	Three Months		Six Months
	Ended June 30,		Ended June 30,

	2005	2004	2005	2004

Revenues:
Hotel	$1,305	$1,205	$2,459	$2,286
Vacation ownership and residential	254	158	506	304

Total	$1,559	$1,363	$2,965	$2,590

Operating income:
Hotel	$237	$196	$364	$316
Vacation ownership and residential	63	32	123	60

Total segment operating income	300	228	487	376
Selling, general, administrative and other	(50)	(55)	(89)	(108)

Operating income	250	173	398	268
Gain on sale of VOI notes receivable	—	8	—	8
Equity earnings from unconsolidated ventures, net:
Hotel	14	9	24	11
Vacation ownership and residential	4	3	7	5
Interest expense, net	(60)	(65)	(122)	(129)
Loss on asset dispositions and impairments, net	(17)	(3)	(16)	(4)

Income from continuing operations before taxes and minority equity	$191	$125	$291	$159

Capital expenditures:
Hotel	$81	$56	$158	$112
Vacation ownership and residential	6	4	8	8
Corporate	12	12	16	16

Total	$99	$72	$182	$136

	June 30,	December 31,
	2005	2004

Assets:
Hotel	$11,040	$11,019
Vacation ownership and residential	1,298	1,220
Corporate	58	59

Total	$12,396	$12,298

Note 12.	Commitments and Contingencies
      Variable Interest Entities. Of the nearly 600 hotels that the Company manages or franchises, the Company has identified approximately 25 hotels that it has a variable interest in. For those ventures that the

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
AND STARWOOD HOTELS & RESORTS
NOTES TO FINANCIAL STATEMENTS — (Continued)
Company holds a variable interest, it determined that the Company was not the primary beneficiary and such variable interest entities (“VIEs”) should not be consolidated in the Company’s financial statements. The Company’s outstanding loan balances exposed to losses as a result of its involvement in VIEs totaled $80 million at June 30, 2005. Equity investments and other types of investments related to VIEs totaled $17 million and $60 million, respectively, at June 30, 2005.
      Guaranteed Loans and Commitments. In limited cases, the Company has made loans to owners of or partners in hotel or resort ventures for which the Company has a management or franchise agreement. Loans outstanding under this program, excluding the Westin Boston, Seaport Hotel discussed below, totaled $146 million at June 30, 2005. The Company evaluates these loans for impairment, and at June 30, 2005, believes these loans are collectible. Unfunded loan commitments, excluding the Westin Boston, Seaport Hotel discussed below, aggregating $28 million were outstanding at June 30, 2005, of which $8 million are expected to be funded in 2005 and $10 million are expected to be funded in total. These loans typically are secured by pledges of project ownership interests and/or mortgages on the projects. The Company also has $88 million of equity and other potential contributions associated with managed or joint venture properties, $20 million of which is expected to be funded in 2005.
      The Company participates in programs with unaffiliated lenders in which the Company may partially guarantee loans made to facilitate third-party ownership of hotels that the Company manages or franchises. As of June 30, 2005, the Company was a guarantor for a loan which could reach a maximum of $30 million related to the St. Regis in Monarch Beach, California, which opened in mid-2001. To date the Company has not been required to fund under this guarantee and does not anticipate any funding under the loan guarantee in 2005, as the project is well capitalized. Furthermore, since this property was funded with significant equity and subordinated debt financing, if the Company’s loan guarantee was to be called, the Company could take an equity position in this property at a value significantly below construction costs.
      Additionally, during the second quarter of 2004, the Company entered into a long-term management contract to manage the Westin Boston, Seaport Hotel in Boston, Massachusetts, which is under construction and scheduled to open in 2006. In connection with this agreement, the Company will provide up to $28 million in mezzanine loans and other investments ($19 million of which has been funded) as well as various guarantees, including a principal repayment guarantee for the term of the senior debt (four years with a one-year extension option), which is capped at $40 million, and a debt service guarantee during the term of the senior debt, which is limited to the interest expense on the amounts drawn under such debt and principal amortization. Any payments under the debt service guarantee, attributable to principal, will reduce the cap under the principal repayment guarantee. The fair value of these guarantees of $3 million is reflected in other liabilities in the accompanying balance sheet as of June 30, 2005. In addition, Starwood has issued a completion guarantee for this approximate $200 million project. In the event the completion guarantee is called on, Starwood would have recourse to a guaranteed maximum price contract from the general contractor, performance bonds from all major trade contractors and a payment bond from the general contractor. Starwood would only be required to perform under the completion guarantee in the event of a default by the general contractor that is not cured by the contractor or the applicable bonds. The Company does not anticipate that it would be required to perform under these guarantees.
      Surety bonds issued on behalf of the Company as of June 30, 2005 totaled $58 million, the majority of which were required by state or local governments relating to our vacation ownership operations and by our insurers to secure large deductible insurance programs.
      In order to secure management contracts, the Company may provide performance guarantees to third-party owners. Most of these performance guarantees allow the Company to terminate the contract rather than fund shortfalls if certain performance levels are not met. In limited cases, the Company is obliged to fund shortfalls in performance levels through the issuance of loans. As of June 30, 2005, the Company had nine

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
AND STARWOOD HOTELS & RESORTS
NOTES TO FINANCIAL STATEMENTS — (Continued)
management contracts with performance guarantees with possible cash outlays of up to $76 million, $50 million of which, if required, would be funded over several years and would be largely offset by management fees received under these contracts. Many of the performance tests are multi-year tests, are tied to the results of a competitive set of hotels, and have exclusions for force majeure and acts of war and terrorism. The Company does not anticipate any significant funding under the performance guarantees in 2005. In addition, the Company has agreed to guarantee certain performance levels at a managed property that has authorized VOI sales and marketing. The exact amount and nature of the guaranty is currently under dispute. However, the Company does not believe that any payments under this guaranty will be significant. The Company does not anticipate losing a significant number of management or franchise contracts in the remainder of 2005.
      Litigation. From time to time in the course of general business activities, the Company becomes involved in legal disputes and proceedings. The Company does not expect the resolution of these matters to have a material adverse affect on the financial position or on the results of operations and cash flows of the Company, except as disclosed in the Company’s Joint Annual Report on Form 10-K for the year ended December 31, 2004 incorporated herein by reference. However, depending on the amount and the timing, an unfavorable resolution of some or all of these matters could materially affect the Company’s future results of operations or cash flows in a particular period.

Note 13.	Guarantor Subsidiary
      The Company’s payment obligations under the Senior Credit Facility, the Senior Notes and the Convertible Debt are fully and unconditionally guaranteed by Sheraton Holding, a wholly-owned subsidiary (the “Guarantor Subsidiary”). The obligation of the Guarantor Subsidiary under its guarantee of the Senior Credit Facility, the Senior Notes and the Convertible Debt is equal in right of payment to its obligations under the public debt issued by Sheraton Holding.
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

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
AND STARWOOD HOTELS & RESORTS
NOTES TO FINANCIAL STATEMENTS — (Continued)

	Balance Sheet
	June 30, 2005
	(In millions)

			Non-
		Guarantor	Guarantor
	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated

Assets
Current assets:
Cash and cash equivalents	$153	$—	$228	$—	$381
Restricted cash	5	—	504	—	509
Inventories	21	—	295	—	316
Other current assets	135	1	659	—	795

Total current assets	314	1	1,686	—	2,001
Intercompany	(4,751)	(8,219)	12,970	—	—
Investments in consolidated subsidiaries	10,701	10,603	—	(21,304)	—
Plant, property and equipment, net	269	—	6,509	—	6,778
Goodwill and intangible assets, net	1,681	2	849	—	2,532
Other assets	421	17	647	—	1,085

	$8,635	$2,404	$22,661	$(21,304)	$12,396

Liabilities and stockholders’ equity
Current liabilities:
Short-term borrowings and current maturities of long-term debt	$100	$455	$79	$—	$634
Other current liabilities	373	28	878	—	1,279

Total current liabilities	473	483	957	—	1,913
Long-term debt	2,272	597	856	—	3,725
Deferred income taxes	585	—	266	—	851
Other liabilities	52	77	495	—	624

	3,382	1,157	2,574	—	7,113
Minority interest	(6)	—	30	—	24
Commitments and contingencies
Total stockholders’ equity	5,259	1,247	20,057	(21,304)	5,259

	$8,635	$2,404	$22,661	$(21,304)	$12,396

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
AND STARWOOD HOTELS & RESORTS
NOTES TO FINANCIAL STATEMENTS — (Continued)

	Balance Sheet
	December 31, 2004
	(In millions)

			Non-
		Guarantor	Guarantor
	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated

Assets
Current assets:
Cash and cash equivalents	$160	$—	$166	$—	$326
Restricted cash	5	—	342	—	347
Inventories	21	—	350	—	371
Other current assets	142	2	495	—	639

Total current assets	328	2	1,353	—	1,683
Intercompany	(4,754)	(8,100)	12,854	—	—
Investments in consolidated subsidiaries	10,442	10,541	—	(20,983)	—
Plant, property and equipment, net	269	—	6,728	—	6,997
Goodwill and intangible assets, net	1,681	1	862	—	2,544
Other assets	394	17	663	—	1,074

	$8,360	$2,461	$22,460	$(20,983)	$12,298

Liabilities and stockholders’ equity
Current liabilities:
Short-term borrowings and current maturities of long-term debt	$101	$461	$57	$—	$619
Other current liabilities	466	30	1,013	—	1,509

Total current liabilities	567	491	1,070	—	2,128
Long-term debt	2,326	597	900	—	3,823
Deferred income taxes	630	—	250	—	880
Other liabilities	53	80	519	—	652

	3,576	1,168	2,739	—	7,483
Minority interest	(4)	—	31	—	27
Commitments and contingencies
Total stockholders’ equity	4,788	1,293	19,690	(20,983)	4,788

	$8,360	$2,461	$22,460	$(20,983)	$12,298

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
AND STARWOOD HOTELS & RESORTS
NOTES TO FINANCIAL STATEMENTS — (Continued)

	Statement of Income
	Three Months Ended June 30, 2005
	(In millions)

			Non-
		Guarantor	Guarantor
	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated

Revenues
Owned, leased and consolidated joint venture hotels	$299	$—	$640	$—	$939
Vacation ownership and residential sales and services	—	—	233	—	233
Management fees, franchise fees and other income	23	—	180	(84)	119
Other revenues from managed and franchised properties	241	—	27	—	268

	563	—	1,080	(84)	1,559
Costs and Expenses
Owned, leased and consolidated joint venture hotels	289	—	470	(84)	675
Vacation ownership and residential	1	—	166	—	167
Selling, general, administrative and other	56	—	38	—	94
Depreciation and amortization	8	—	97	—	105
Other expenses from managed and franchised properties	241	—	27	—	268

	595	—	798	(84)	1,309
Operating income (loss)	(32)	—	282	—	250
Equity earnings in consolidated subsidiaries	187	89	—	(276)	—
Equity earnings from unconsolidated ventures, net	—	—	18	—	18
Interest expense, net of interest income	(47)	(86)	73	—	(60)
Gain (loss) on asset dispositions, net	1	—	(18)	—	(17)

Income from continuing operations before taxes and minority equity	109	3	355	(276)	191
Income tax benefit (expense)	35	30	(112)	—	(47)
Minority equity in net loss	1	—	—	—	1

Income from continuing operations	145	33	243	(276)	145
Discontinued operations:
Gain from dispositions, net of taxes	—	—	—	—	—

Net income	$145	$33	$243	$(276)	$145

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
AND STARWOOD HOTELS & RESORTS
NOTES TO FINANCIAL STATEMENTS — (Continued)

	Statement of Income
	Three Months Ended June 30, 2004
	(In millions)

		Guarantor	Non-Guarantor
	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated

Revenues
Owned, leased and consolidated joint venture hotels	$271	$—	$597	$—	$868
Vacation ownership and residential sales and services	—	—	140	—	140
Management fees, franchise fees and other income	28	—	150	(74)	104
Other revenues from managed and franchised properties	225	—	26	—	251

	524	—	913	(74)	1,363
Costs and Expenses
Owned, leased and consolidated joint venture hotels	270	—	444	(74)	640
Vacation ownership and residential	—	—	105	—	105
Selling, general, administrative and other	69	(1)	20	—	88
Depreciation and amortization	10	—	96	—	106
Other expenses from managed and franchised properties	225	—	26	—	251

	574	(1)	691	(74)	1,190
Operating income (loss)	(50)	1	222	—	173
Gain on sale of VOI notes receivable	—	—	8	—	8
Equity earnings in consolidated subsidiaries	164	97	—	(261)	—
Equity earnings (losses) from unconsolidated ventures, net	(1)	—	13	—	12
Interest expense, net of interest income	(49)	(86)	70	—	(65)
Loss on asset dispositions and impairments, net	(2)	—	(1)	—	(3)

Income from continuing operations before taxes and minority equity	62	12	312	(261)	125
Income tax benefit (expense)	57	30	(92)	—	(5)
Minority equity in net loss (income)	1	—	(1)	—	—

Income from continuing operations	120	42	219	(261)	120
Discontinued operations:
Gain on dispositions, net of taxes	34	34	34	(68)	34

Net income	$154	$76	$253	$(329)	$154

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
AND STARWOOD HOTELS & RESORTS
NOTES TO FINANCIAL STATEMENTS — (Continued)

	Statement of Income
	Six Months Ended June 30, 2005
	(In millions)

		Guarantor	Non-Guarantor
	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated

Revenues
Owned, leased and consolidated joint venture hotels	$552	$—	$1,200	$—	$1,752
Vacation ownership and residential sales and services	—	—	464	—	464
Management fees, franchise fees and other income	43	—	336	(156)	223
Other revenues from managed and franchised properties	472	—	54	—	526

	1,067	—	2,054	(156)	2,965
Costs and Expenses
Owned, leased and consolidated joint venture hotels	556	—	916	(156)	1,316
Vacation ownership and residential	1	—	333	—	334
Selling, general, administrative and other	102	—	74	—	176
Depreciation and amortization	18	—	197	—	215
Other expenses from managed and franchised properties	472	—	54	—	526

	1,149	—	1,574	(156)	2,567
Operating income (loss)	(82)	—	480	—	398
Equity earnings in consolidated subsidiaries	328	153	—	(481)	—
Equity earnings from unconsolidated ventures, net	—	—	31	—	31
Interest expense, net of interest income	(94)	(172)	144	—	(122)
Gain (loss) on asset dispositions and impairments, net	1	—	(17)	—	(16)

Income (loss) from continuing operations before taxes and minority equity	153	(19)	638	(481)	291
Income tax benefit (expense)	69	63	(200)	—	(68)
Minority equity in net loss (income)	2	—	(1)	—	1

Income from continuing operations	224	44	437	(481)	224
Discontinued operations:
Gain on dispositions, net of taxes	—	—	—	—	—

Net income	$224	$44	$437	$(481)	$224

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
AND STARWOOD HOTELS & RESORTS
NOTES TO FINANCIAL STATEMENTS — (Continued)

	Statement of Income
	Six Months Ended June 30, 2004
	(In millions)

		Guarantor	Non-Guarantor
	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated

Revenues
Owned, leased and consolidated joint venture hotels	$517	$—	$1,120	$—	$1,637
Vacation ownership and residential sales and services	—	—	268	—	268
Management fees, franchise fees and other income	50	—	287	(143)	194
Other revenues from managed and franchised properties	444	—	47	—	491

	1,011	—	1,722	(143)	2,590
Costs and Expenses
Owned, leased and consolidated joint venture hotels	532	—	858	(143)	1,247
Vacation ownership and residential	—	—	202	—	202
Selling, general, administrative and other	130	(1)	41	—	170
Depreciation and amortization	21	—	191	—	212
Other expenses from managed and franchised properties	444	—	47	—	491

	1,127	(1)	1,339	(143)	2,322
Operating income (loss)	(116)	1	383	—	268
Gain on sale of VOI notes receivable	—	—	8	—	8
Equity earnings in consolidated subsidiaries	277	161	—	(438)	—
Equity earnings from unconsolidated ventures, net	—	—	16	—	16
Interest expense, net of interest income	(99)	(172)	142	—	(129)
Loss on asset dispositions and impairments, net	(2)	—	(2)	—	(4)

Income (loss) from continuing operations before taxes and minority equity	60	(10)	547	(438)	159
Income tax benefit (expense)	92	60	(159)	—	(7)
Minority equity in net loss	1	—	—	—	1

Income from continuing operations	153	50	388	(438)	153
Discontinued operations:
Gain on dispositions, net of taxes	35	34	34	(68)	35

Net income	$188	$84	$422	$(506)	$188

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
AND STARWOOD HOTELS & RESORTS
NOTES TO FINANCIAL STATEMENTS — (Continued)

	Statement of Cash Flows
	Six Months Ended June 30, 2005
	(In millions)

		Guarantor	Non-Guarantor
	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated

Operating Activities
Net income	$224	$44	$437	$(481)	$224
Adjustments to net income and changes in working capital	(332)	(44)	(99)	481	6

Cash from (used for) operating activities	(108)	—	338	—	230

Investing Activities
Purchases of plant, property and equipment	(27)	—	(155)	—	(182)
Proceeds from asset sales, net	—	—	59	—	59
Investments	(31)	—	(4)	—	(35)
Other, net	1	—	6	—	7

Cash used for investing activities	(57)	—	(94)	—	(151)

Financing Activities
Revolving credit facility and short-term borrowings, net	(1)	—	5	—	4
Long-term debt issued	—	—	4	—	4
Long-term debt repaid	(50)	—	(21)	—	(71)
Distributions paid	—	—	(176)	—	(176)
Proceeds from employee stock option exercises	211	—	28	—	239
Other, net	(2)	—	(9)	—	(11)

Cash from (used for) financing activities	158	—	(169)	—	(11)

Exchange rate effect on cash and cash equivalents	—	—	(13)	—	(13)

Increase (decrease) in cash and cash equivalents	(7)	—	62	—	55
Cash and cash equivalents-beginning of period	160	—	166	—	326

Cash and cash equivalents-end of period	$153	$—	$228	$—	$381

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
AND STARWOOD HOTELS & RESORTS
NOTES TO FINANCIAL STATEMENTS — (Continued)

	Statement of Cash Flows
	Six Months Ended June 30, 2004
	(In millions)

		Guarantor	Non-Guarantor
	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated

Operating Activities
Net income	$188	$84	$422	$(506)	$188
Exclude:
Discontinued operations	(35)	(34)	(34)	68	(35)

Income from continuing operations	153	50	388	(438)	153
Adjustments to income from continuing operations and changes in working capital	(360)	(58)	8	438	28

Cash from (used for) continuing operations	(207)	(8)	396	—	181
Cash from discontinued operations	1	—	—	—	1

Cash from (used for) operating activities	(206)	(8)	396	—	182

Investing Activities
Purchases of plant, property and equipment	(18)	—	(118)	—	(136)
Proceeds from asset sales	—	—	18	—	18
Acquisitions, net of acquired cash	—	—	(65)	—	(65)
Investments	(4)	—	(29)	—	(33)
Other, net	(28)	—	—	—	(28)

Cash used for investing activities	(50)	—	(194)	—	(244)

Financing Activities
Revolving credit facility and short-term borrowings, net	184	—	11	—	195
Long-term debt repaid	(311)	—	(45)	—	(356)
Distributions paid	—	—	(172)	—	(172)
Proceeds from employee stock option exercises	186	—	33	—	219
Other, net	(69)	9	(27)	—	(87)

Cash from (used for) financing activities	(10)	9	(200)	—	(201)

Exchange rate effect on cash and cash equivalents	—	—	3	—	3

Increase (decrease) in cash and cash equivalents	(266)	1	5	—	(260)
Cash and cash equivalents-beginning of period	262	—	165	—	427

Cash and cash equivalents-end of period	$(4)	$1	$170	$—	$167

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Forward-Looking Statements
      This report includes “forward-looking” statements, as that term is defined in the Private Securities Litigation Reform Act of 1995 or by the Securities and Exchange Commission (“SEC”) in its rules, regulations and releases. Forward-looking statements are any statements other than statements of historical fact, including statements regarding our expectations, beliefs, hopes, intentions or strategies regarding the future. In some cases, forward-looking statements can be identified by the use of words such as “may,” “will,” “expects,” “should,” “believes,” “plans,” “anticipates,” “estimates,” “predicts,” “potential,” “continue,” or other words of similar meaning. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those discussed in, or implied by, the forward-looking statements. Factors that might cause such a difference include, but are not limited to, general economic conditions, our financial and business prospects, our capital requirements, our financing prospects, and those disclosed as risks in other reports filed by us with the Securities and Exchange Commission, including those described in Part I of our most recently filed Annual Report on Form 10-K. We caution readers that any such statements are based on currently available operational, financial and competitive information, and they should not place undue reliance on these forward-looking statements, which reflect management’s opinion only as of the date on which they were made. Except as required by law, we disclaim any obligation to review or update these forward-looking statements to reflect events or circumstances as they occur.
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
CRITICAL ACCOUNTING POLICIES
      We believe the following to be our critical accounting policies:
      Revenue Recognition. Our revenues are primarily derived from the following sources: (1) hotel and resort revenues at our owned, leased and consolidated joint venture properties; (2) management and franchise fees; (3) vacation ownership and residential revenues; (4) revenues from managed and franchised properties; and (5) other revenues which are ancillary to our operations. Generally, revenues are recognized when the services have been rendered. The following is a description of the composition of our revenues:

•	Owned, Leased and Consolidated Joint Ventures — Represents revenue primarily derived from hotel operations, including the rental of rooms and food and beverage sales from owned leased or consolidated joint venture hotels and resorts. Revenue is recognized when rooms are occupied and services have been rendered. These revenues are impacted by global economic conditions affecting the travel and hospitality industry as well as relative market share of the local competitive set of hotels. Revenue per available room (“REVPAR”) is a leading indicator of revenue trends at owned, leased and consolidated joint venture hotels as it measures the period-over-period growth in rooms revenue for comparable properties.

•	Management and Franchise Fees — Represents fees earned on hotels managed worldwide, usually under long-term contracts, and franchise fees received in connection with the franchise of our Sheraton, Westin, Four Points by Sheraton and Luxury Collection brand names. Management fees are comprised of a base fee, which is generally based on a percentage of gross revenues, and an incentive fee, which is generally based on the property’s profitability. For any time during the year, when the provisions of our management contracts allow receipt of incentive fees upon termination, incentive fees are recognized for the fees due and earned as if the contract was terminated at that date, exclusive of any termination fees due or payable. Therefore, during periods prior to year-end, the incentive fees recorded may not be indicative of the eventual incentive fees that will be recognized at year-end as conditions and incentive hurdle calculations may not be final. Franchise fees are generally based on a percentage of hotel room revenues. As with hotel revenues discussed above, these revenue sources are affected by conditions impacting the travel and hospitality industry as well as competition from other hotel management and franchise companies.

•	Vacation Ownership and Residential — We recognize revenue from vacation ownership interests (“VOIs”) sales and financings and the sales of residential units which are typically a component of mixed use projects that include a hotel. Such revenues are impacted by the state of the global economies and, in particular, the U.S. economy, as well as interest rate and other economic conditions affecting the lending market. We determine the portion of revenues to recognize for sales accounted for under the percentage of completion method based on judgments and estimates including total project costs to complete. Additionally, we record reserves against these revenues based on expected default levels. Changes in costs could lead to adjustments to the percentage of completion status of a project, which may result in differences in the timing and amount of revenues recognized from the projects. We anticipate developing future high end VOI projects adjacent to or as part of our luxury resorts, resulting in cross-selling opportunities and an audience of higher-end purchasers, yielding both higher revenues and reduced risks associated with financing these VOI sales.

•	Revenues From Managed and Franchised Properties — These revenues represent reimbursements of costs incurred on behalf of managed hotel properties and franchisees. These costs relate primarily to payroll costs at managed properties where we are the employer. Since the reimbursements are made based upon the costs incurred with no added margin, these revenues and corresponding expenses have no effect on our operating income and our net income.

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
      We, through the services of third-party actuarial analysts, determine the fair value of the future redemption obligation based on statistical formulas which project the timing of future point redemption based on historical experience, including an estimate of the “breakage” for points that will never be redeemed, and an estimate of the points that will eventually be redeemed. Actual expenditures for SPG may differ from the actuarially determined liability. The total actuarially determined liability as of June 30, 2005 and December 31, 2004 is $277 million and $255 million, respectively. A 10% reduction in the “breakage” of points would result in an increase of $42 million to the liability at June 30, 2005.
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
RESULTS OF OPERATIONS
      The following discussion presents an analysis of results of our operations for the three and six months ended June 30, 2005 and 2004.
      We derive the majority of our revenues and operating income from our owned, leased and consolidated joint venture hotels and a significant portion of these results are driven by these hotels in North America. Total revenues generated from our hotels worldwide for the three and six months ending June 30, 2005 were $939 million and $1.752 billion, respectively and $868 million and $1.637 billion, respectively, for the same periods of 2004 (total revenues from our owned, leased and consolidated joint venture hotels in North America were $679 million, $1.272 billion, $627 million and $1.200 billion for same periods, respectively). The following represents the geographical breakdown of our owned, leased and consolidated joint venture revenues in North America by metropolitan area for the three and six months ended June 30, 2005 (with comparable data for 2004):
Top Ten Metropolitan Areas as a % Owned North America Revenues for the
Three Months Ended June 30, 2005 with comparable data for 2004

	2005	2004
Metropolitan Area	Revenues	Revenues

New York, NY	19.6%	19.5%
Boston, MA	9.7%	10.2%
San Diego, CA	5.4%	5.3%
Los Angeles — Long Beach, CA	5.0%	4.5%
Phoenix, AZ	4.7%	5.0%
Atlanta, GA	4.6%	4.1%
Seattle, WA	3.9%	3.7%
Toronto, Canada	3.8%	3.7%
Maui, HI	3.4%	3.2%
Chicago, IL	3.1%	2.9%
All Other	36.8%	37.9%

Total	100%	100%

Top Ten Metropolitan Areas as a % Owned North America Revenues for the
Six Months Ended June 30, 2005 with comparable data for 2004

	2005	2004
Metropolitan Area	Revenues	Revenues

New York, NY	17.9%	17.9%
Boston, MA	8.5%	8.7%
Phoenix, AZ	5.6%	6.0%
San Diego, CA	5.6%	5.5%
Los Angeles — Long Beach, CA	5.2%	4.8%
Atlanta, GA	4.7%	4.5%
Toronto, Canada	3.7%	3.7%
Maui, HI	3.7%	3.4%
Seattle, WA	3.5%	3.6%
Houston, TX	3.0%	2.9%
All Other	38.6%	39.0%

Total	100%	100%

      A leading indicator for the performance of our owned, leased and consolidated joint venture hotels is REVPAR, as it measures the period-over-period growth in rooms revenue for comparable properties. This is particularly the case in the United States where there is no impact on this measure from foreign exchange rates.
Three Months Ended June 30, 2005 Compared with Three Months Ended June 30, 2004
Continuing Operations
      Revenues. Total revenues, including other revenues from managed and franchised properties, were $1.559 billion, an increase of $196 million when compared to 2004 levels. Revenues reflect a 8.2% increase in revenues from our owned, leased and consolidated joint venture hotels to $939 million for the three months ended June 30, 2005 when compared to $868 million in the corresponding period of 2004, an increase of $15 million in management fees, franchise fees and other income to $119 million for the three months ended June 30, 2005 when compared to $104 million in the corresponding period of 2004, an increase of $93 million in vacation ownership and residential revenues to $233 million for the three months ended June 30, 2005 when compared to $140 million in the corresponding period of 2004, and an increase of $17 million in other revenues from managed and franchised properties to $268 million for the three months ended June 30, 2005 when compared to $251 million in the corresponding period of 2004.
      The increase in revenues from owned, leased and consolidated joint venture hotels is due primarily to strong results at our owned hotels in New York, New York, Chicago, Illinois, Denver, Colorado, Los Angeles, California, Maui, Hawaii, Toronto, Canada, San Diego, California and Atlanta, Georgia. Revenues at our hotels owned during both periods (“Same-Store Owned Hotels”) (134 hotels for the three months ended June 30, 2005 and 2004, excluding 4 hotels sold or closed and 3 hotels undergoing significant repositionings or without comparable results in 2005 and 2004) increased 9.7% to $929 million for the three months ended June 30, 2005 when compared to $847 million in the same period of 2004 due primarily to an increase in REVPAR. REVPAR at our Same-Store Owned Hotels increased 12.3% to $131.98 for the three months ended June 30, 2005 when compared to the corresponding 2004 period. The increase in REVPAR was attributed to increases in occupancy rates to 74.0% in the three months ended June 30, 2005 when compared to 70.8% in the same period in 2004, and a 7.5% increase in the average daily rate (“ADR”) at these Same-Store Owned Hotels to $178.24 for the three months ended June 30, 2005 compared to $165.85 for the corresponding 2004 period. REVPAR at Same-Store Owned Hotels in North America increased 12.7% for the three months ended June 30, 2005 when compared to the same period of 2004 due to increased transient and group travel business during the period. REVPAR at our international Same-Store Owned Hotels increased by 11.4% for the three months ended June 30, 2005 when compared to the same period of 2004, with

Europe, where we had our largest concentration of international owned hotels, increasing 9.8%. REVPAR for Same-Store Owned Hotels internationally increased 7.0% excluding the favorable effects of foreign currency translation. REVPAR for Same-Store Owned Hotels in Europe increased 5.2% excluding the favorable effects of foreign currency translation.
      The increase in vacation ownership and residential sales and services was primarily due to the increase in the sales of VOIs of 43.1% to $166 million in 2005 compared to $116 million in 2004. These increases represent increased sales volume as well as the revenue recognition from progressing and completed projects accounted for under the percentage of completion accounting methodology as required by generally accepted accounting principles primarily at the Westin Ka’anapali Ocean Resort Villas in Maui, Hawaii. The increase in sales in Maui were partially offset by reduced revenues at the Westin Mission Hills Resort in Rancho Mirage, California where the majority of available inventory has now been sold. Contract sales of VOI inventory, which represents vacation ownership revenues before adjustments for percentage of completion accounting and rescission and excluding fractional sales at the St. Regis Aspen, where we are selling fractional units in four week intervals, increased 15.1% in the three months ended June 30, 2005 when compared to the same period in 2004. The increase in vacation ownership and residential sales in 2005, when compared to 2004, was also due to sales of residential units at the St. Regis Museum Tower in San Francisco, California, which did not begin until the fourth quarter of 2004. We began selling condominiums at the St. Regis Museum Tower in San Francisco in late 2004 and recognized approximately $40 million of revenues from this project in the second quarter of 2005. The St. Regis Museum Tower is under construction and is expected to open in the fourth quarter of 2005 with 260 hotel rooms and 102 condominium units.
      The increase in management fees, franchise fees and other income of $15 million was primarily a result of increased management and franchise fees of $16 million to $91 million for the quarter ended June 30, 2005 due to improved operating results at the underlying hotels, the addition of new managed and franchised hotels and termination fees realized from hotels exiting our system.
      Other revenues and expenses from managed and franchised properties increased to $268 million from $251 million for the three months ended June 30, 2005 and 2004, respectively. These revenues represent reimbursements of costs incurred on behalf of managed hotel properties and franchisees and relate primarily to payroll costs at managed properties where we are the employer. Since the reimbursements are made based upon the costs incurred with no added margin, these revenues and corresponding expenses have no effect on our operating income and our net income.
      Operating Income. Our total operating income was $250 million in the three months ended June 30, 2005 compared to $173 million in 2004. Excluding depreciation and amortization of $105 million and $106 million for the three months ended June 30, 2005 and 2004, respectively, operating income increased 27.2% or $76 million to $355 million for the three months ended June 30, 2005 when compared to $279 million in the same period in 2004, primarily due to the improved owned hotel performance and vacation ownership and residential sales discussed above.
      Operating income at our hotel segment was $237 million in the three months ended June 30, 2005 compared to $196 million in the same period of 2004. Operating income for the vacation ownership and residential segment was $63 million in the three months ended June 30, 2005 compared to $32 million for the same period in 2004 primarily due to the sale of residential units at the St. Regis Museum Tower in San Francisco, California, the significant increase in sales of VOIs and percentage of completion accounting methodology discussed above.
      Depreciation and Amortization. Depreciation expense was $101 million during both the three months ended June 30, 2005 and 2004. Amortization expense decreased $1 million to $4 million in the three months ended June 30, 2005 compared to $5 million in the corresponding period of 2004.
      Net Interest Expense. Net interest expense decreased to $60 million from $65 million for the three months ended June 30, 2005 and 2004, respectively, due to a reduction in our level of debt and interest income earned from cash on hand. Our weighted average interest rate was 6.03% at June 30, 2005 versus 5.66% at June 30, 2004.

      Loss on Asset Dispositions and Impairments, Net. During the second quarter of 2005, we recorded a net loss of $17 million primarily related to impairment charges associated with our owned Sheraton hotel in Cancun, Mexico that is being partially demolished to build vacation ownership units.
      During the second quarter of 2004, we recorded $3 million of losses primarily related to impairment charges associated with the renovation of a portion of the W New York for a Bliss spa.
      Discontinued Operations. For the three months ended June 30, 2004, the gain on disposition includes $34 million of gains related to the favorable resolution of certain tax matters related to the 1999 divestiture of our former gaming business.
      Income Tax Expense. The effective income tax rate for continuing operations for the second quarter of 2005 was 24.7% compared to 4.2% in the corresponding quarter in 2004, due to higher pre-tax income in the second quarter of 2005 and the fact that the effective tax rate for the three months ended June 30, 2004 includes a $12 million benefit as a result of certain changes to the federal tax rules. Our effective income tax rate is determined by the level and composition of pre-tax income subject to varying foreign, state and local taxes and other items.
Six Months Ended June 30, 2005 Compared with Six Months Ended June 30, 2004
Continuing Operations
      Revenues. Total revenues, including other revenues from managed and franchised properties, were $2.965 billion, an increase of $375 million when compared to 2004 levels. Revenues reflect a 7.0% increase in revenues from our owned, leased and consolidated joint venture hotels to $1.752 billion for the six months ended June 30, 2005 when compared to $1.637 billion in the corresponding period of 2004, an increase of $29 million in management fees, franchise fees and other income to $223 million for the six months ended June 30, 2005 when compared to $194 million in the corresponding period of 2004, an increase of $196 million in vacation ownership and residential revenues to $464 million for the six months ended June 30, 2005 when compared to $268 million in the corresponding period of 2004 and an increase of $35 million in other revenues from managed and franchised properties to $526 million for the six months ended June 30, 2005 when compared to $491 million in the corresponding period of 2004.
      The increase in revenues from owned, leased and consolidated joint venture hotels is due primarily to strong results at our owned hotels in New York, New York, Los Angeles, California, San Diego, California, Maui, Hawaii, Atlanta, Georgia, Boston, Massachusetts and Washington, D.C. Revenues at our hotels owned during both periods (“Same-Store Owned Hotels”) (133 hotels for the six months ended June 30, 2005 and 2004, excluding 4 hotels sold or closed and 4 hotels undergoing significant repositionings or without comparable results in 2005 and 2004) increased 8.0% to $1.702 billion for the six months ended June 30, 2005 when compared to $1.576 billion in the same period of 2004 due primarily to an increase in REVPAR. REVPAR at our Same-Store Owned Hotels increased 11.2% to $122.20 for the six months ended June 30, 2005 when compared to the corresponding 2004 period. The increase in REVPAR was attributed to increases in occupancy rates to 70.3% in the six months ended June 30, 2005 when compared to 67.7% in the same period in 2004, and a 7.1% increase in ADR at these Same-Store Owned Hotels to $173.87 for the six months ended June 30, 2005 compared to $162.36 for the corresponding 2004 period. REVPAR at Same-Store Owned Hotels in North America increased 10.7% for the six months ended June 30, 2005 when compared to the same period of 2004 due to increased transient and group travel business for the period. REVPAR at our international Same-Store Owned Hotels increased by 12.7% for the six months ended June 30, 2005 when compared to the same period of 2004, with Europe, where we had our largest concentration of international owned hotels, increasing 11.0%. REVPAR for Same-Store Owned Hotels internationally increased 8.4% excluding the favorable effects of foreign currency translation. REVPAR for Same-Store Owned Hotels in Europe increased 5.6% excluding the favorable effects of foreign currency translation.
      The increase in vacation ownership and residential sales and services is primarily due to the increase in the sales of VOIs of 47.1% to $325 million in 2005 compared to $221 million in 2004. These increases represent increased sales volume as well as the revenue recognition from progressing and completed projects accounted for under the percentage of completion accounting methodology as required by generally accepted accounting principles primarily at the Westin Ka’anapali Ocean Resort Villas in Maui, Hawaii, the Westin Kierland Resort and Spa in Scottsdale, Arizona, and the Sheraton Vistana Villages in Orlando, Florida, partially offset by reduced revenues at the Westin Mission Hills Resort in Rancho Mirage, California where the majority of available inventory has now been sold. Contract sales of VOI inventory, which represents vacation ownership revenues before adjustments for percentage of completion accounting and rescission and excluding fractional sales at the St. Regis Aspen described below, increased 13.4% in the six months ended June 30, 2005 when compared to the same period in 2004. The increase in vacation ownership and residential sales in 2005, when compared to 2004, was also due to sales of fractional units at the St. Regis in Aspen, Colorado, for which the Company began recording revenue in May 2004, and sales of residential units at the St. Regis Museum Tower in San Francisco, California, which did not begin until the fourth quarter of 2004. In the first six months of 2005, we recognized approximately $21 million of revenues from the Aspen project which opened in December 2004 following the conversion of 98 guest rooms into 25 fractional units, which are being sold in four week intervals, and 20 new hotel rooms. We also began selling condominiums at the St. Regis Museum Tower in San Francisco in late 2004 and recognized approximately $84 million of revenues from this project in the first six months of 2005. The St. Regis Museum Tower is under construction and is expected to open in the fourth quarter of 2005 with 260 hotel rooms and 102 condominium units.
      The increase in management fees, franchise fees and other income of $29 million was primarily a result of increased management and franchise fees of $26 million to $167 million for the six months ended June 30, 2005 due to improved operating results at the underlying hotels, the addition of new managed and franchised hotels and termination fees realized from hotels exiting our system.
      Other revenues and expenses from managed and franchised properties increased to $526 million from $491 million for the six months ended June 30, 2005 and 2004, respectively. These revenues represent reimbursements of costs incurred on behalf of managed hotel properties and franchisees and relate primarily to payroll costs at managed properties where we are the employer. Since the reimbursements are made based upon the costs incurred with no added margin, these revenues and corresponding expenses have no effect on our operating income and our net income.
      Operating Income. Our total operating income was $398 million in the six months ended June 30, 2005 compared to $268 million in 2004. Excluding depreciation and amortization of $215 million and $212 million for the six months ended June 30, 2005 and 2004, respectively, operating income increased 27.7% or $133 million to $613 million for the six months ended June 30, 2005 when compared to $480 million in the same period in 2004, primarily due to the improved owned hotel performance and vacation ownership and residential sales discussed above.
      Operating income at our hotel segment was $364 million in the six months ended June 30, 2005 compared to $316 million in the same period of 2004. Operating income for the vacation ownership and residential segment was $123 million in the six months ended June 30, 2005 compared to $60 million for the same period in 2004 primarily due to the sale of fractional units at the St. Regis in Aspen, Colorado and residential units at the St. Regis Museum Tower in San Francisco, California, the significant increase in sales of VOIs and percentage of completion accounting methodology discussed above.
      Depreciation and Amortization. Depreciation expense increased $3 million to $206 million during the six months ended June 30, 2005 compared to $203 million in the corresponding period of 2004 primarily due to capital expenditures at our owned, leased and consolidated joint venture hotels in the past 12 months offset, in part, by reduced depreciation from assets sold in the past 12 months. Amortization expense was $9 million in both the six months ended June 30, 2005 and 2004.
      Net Interest Expense. Net interest expense decreased to $122 million from $129 million for the six months ended June 30, 2005 and 2004, respectively, due to a reduction in our level of debt and interest income earned from cash on hand. Our weighted average interest rate was 6.03% at June 30, 2005 versus 5.66% at June 30, 2004.

      Loss On Asset Dispositions and Impairments, Net. In the six months ended June 30, 2005, we recorded a net loss of $16 million primarily related to impairment charges associated with our owned Sheraton hotel in Cancun, Mexico that is being partially demolished to build vacation ownership units.
      We recorded $4 million of losses on asset dispositions and impairments in the six months ended June 30, 2004. These reflect impairment charges primarily associated with the renovation of a portion of the W New York for a Bliss spa.
      Discontinued Operations. For the six months ended June 30, 2004, the gain on disposition includes $34 million of gains related to the favorable resolution of certain tax matters and the reversal of $1 million of accruals relating to our former gaming business disposed of in 1999 as the underlying contingencies have been resolved.
      Income Tax Expense. The effective income tax rate for continuing operations for the first six months of 2005 was 23.5% compared to 4.6% in the corresponding period of 2004 due to higher pre-tax income in 2005 and the fact that the effective tax rate for the six months ended June 30, 2004 includes a $12 million benefit as a result of certain changes to the federal tax rules. The effective tax rate for the six months ended June 30, 2005 includes a $2 million benefit related to a state tax refund related to tax years prior to the 1995 split-up of ITT Corporation. Our effective income tax rate is determined by the level and composition of pre-tax income subject to varying foreign, state and local taxes and other items.
Seasonality and Diversification
      The hotel and leisure industry is seasonal in nature; however, the periods during which our properties experience higher hotel revenue activities vary from property to property and depend principally upon location. Our revenues historically have generally been lower in the first quarter than in the second, third or fourth quarters.
Same-Store Owned Hotels Results
      We continually update and renovate our owned, leased and consolidated joint venture hotels. While undergoing major repositionings, these hotels are generally not operating at full capacity and, as such, these repositionings can negatively impact our hotel revenues. We may continue repositioning our owned, leased and consolidated joint venture hotels as we pursue our brand and quality strategies. In addition, several owned hotels are located in regions which are seasonal and therefore, these hotels do not operate at full capacity throughout the year.

      The following tables summarize REVPAR, ADR and occupancy for our Same-Store Owned Hotels for the three and six months ended June 30, 2005 and 2004. The results for the three and six months ended June 30, 2005 and 2004 represent results for 134 and 133 owned, leased and consolidated joint venture hotels, respectively, (excluding 4 and 4 hotels sold or closed and 3 and 4 hotels undergoing significant repositionings or without comparable results in 2005 and 2004, respectively).

	Three Months Ended
	June 30,

	2005	2004	Variance

Worldwide (134 hotels with approximately 48,000 rooms) REVPAR	$131.98	$117.49	12.3%
ADR	$178.24	$165.85	7.5%
Occupancy	74.0%	70.8%	3.2
North America (91 hotels with approximately 36,000 rooms) REVPAR	$130.18	$115.54	12.7%
ADR	$171.30	$157.15	9.0%
Occupancy	76.0%	73.5%	2.5
International (43 hotels with approximately 12,000 rooms) REVPAR	$137.30	$123.26	11.4%
ADR	$200.96	$195.77	2.7%
Occupancy	68.3%	63.0%	5.3

	Six Months Ended
	June 30,

	2005	2004	Variance

Worldwide (133 hotels with approximately 48,000 rooms) REVPAR	$122.20	$109.90	11.2%
ADR	$173.87	$162.36	7.1%
Occupancy	70.3%	67.7%	2.6
North America (90 hotels with approximately 36,000 rooms) REVPAR	$120.46	$108.85	10.7%
ADR	$168.65	$155.81	8.2%
Occupancy	71.4%	69.9%	1.5
International (43 hotels with approximately 12,000 rooms) REVPAR	$127.35	$112.99	12.7%
ADR	$190.37	$184.47	3.2%
Occupancy	66.9%	61.3%	5.6
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

      State and local regulations governing sales of VOIs allow the purchaser of such a VOI to rescind the sale subsequent to its completion for a pre-specified number of days. As such, cash collected from such sales before the certificate of occupancy is obtained and during the rescission period is classified as restricted cash in our consolidated balance sheets. At June 30, 2005 and December 31, 2004, we have $264 million and $200 million, respectively, of such restricted cash. A substantial amount of this restricted cash is expected to become unrestricted in the third quarter of 2005 because we received the certificate of occupancy on the Westin Ka’anapali Ocean Resort Villas in Maui, Hawaii late in the second quarter of 2005 and have begun the recording process in July 2005.
      In addition, provisions of certain of our secured debt require that cash reserves be maintained. Additional cash reserves are required if aggregate operations of the related hotels fall below a specified level over a specified time period. Additional cash reserves became required in late 2003 following a difficult period in the hospitality industry, resulting from the war in Iraq and the worldwide economic downturn. As of June 30, 2005 and December 31, 2004, $207 million and $132 million, respectively, is classified as restricted cash in our consolidated balance sheets related to these required cash reserves. Once aggregate hotel operations meet the specified levels over the required time period, the additional cash reserves, plus accrued interest, will be released to us. The additional cash reserves are not expected to have a material impact on our liquidity. A substantial amount of this restricted cash is expected to become unrestricted in the third quarter of 2005 when we expect these hotel operations to satisfy the specified levels over the required time period.
Cash Used For Investing Activities
      On December 30, 2003, together with Lehman Brothers, we announced the acquisition of all of the outstanding senior debt (approximately $1.3 billion), at a discount, of Le Meridien Hotels and Resorts Ltd. (“Le Meridien”). Our approximate $200 million investment is represented by a high yield junior participation interest. As part of this investment, we entered into an agreement with Lehman Brothers whereby they would negotiate with us on an exclusive basis towards a recapitalization of Le Meridien. The exclusivity period expired in early April 2004. In April 2005, we entered into a non-binding agreement with Lehman Brothers and Starwood Capital Group (“SCG”) whereby we would propose to acquire the Le Meridien brand and related management and franchise business from Le Meridien. We would also enter into management agreements for the 36 owned and leased Le Meridien property portfolio to be acquired by Lehman Brothers and SCG with such hotels continuing to be operated under their current flags. Although certain approvals from governmental agencies have been obtained, we continue to negotiate the terms of definitive agreements, and there can be no assurance that definitive transaction agreements will be entered into or a transaction consummated.
      In limited cases, we have made loans to owners of or partners in hotel or resort ventures for which we have a management or franchise agreement. Loans outstanding under this program, excluding the Westin Boston, Seaport Hotel discussed below, totaled $146 million at June 30, 2005. We evaluate these loans for impairment, and at June 30, 2005, believe these loans are collectible. Unfunded loan commitments, excluding the Westin Boston, Seaport Hotel discussed below, aggregating $28 million were outstanding at June 30, 2005, of which $8 million are expected to be funded in 2005 and $10 million are expected to be funded in total. These loans typically are secured by pledges of project ownership interests and/or mortgages on the projects. We also have $88 million of equity and other potential contributions associated with managed or joint venture properties, $20 million of which is expected to be funded in 2005.
      We participate in programs with unaffiliated lenders in which we may partially guarantee loans made to facilitate third-party ownership of hotels that we manage or franchise. As of June 30, 2005, we were a guarantor for a loan which could reach a maximum of $30 million related to the St. Regis in Monarch Beach, California, which opened in mid-2001. To date, we have not been required to fund under this guarantee and do not anticipate any funding under the loan guarantee in 2005, as the project is well capitalized. Furthermore, since this property was funded with significant equity and subordinated debt financing, if our loan guarantee was to be called, we could take an equity position in this property at a value significantly below construction costs.

      Additionally, during the second quarter of 2004, we entered into a long-term management contract to manage the Westin Boston, Seaport Hotel in Boston, Massachusetts, which is under construction and scheduled to open in 2006. In connection with this agreement, we will provide up to $28 million in mezzanine loans and other investments ($19 million of which has been funded) as well as various guarantees, including a principal repayment guarantee for the term of the senior debt (four years with a one-year extension option), which is capped at $40 million, and a debt service guarantee during the term of the senior debt which is limited to the interest expense on the amounts drawn under such debt and principal amortization. Any payments under the debt service guarantee, attributable to principal, will reduce the cap under the principal repayment guarantee. The fair value of these guarantees of $3 million is reflected in other liabilities in our accompanying balance sheet as of June 30, 2005. In addition, we have issued a completion guarantee for this approximate $200 million project. In the event the completion guarantee is called on, we would have recourse to a guaranteed maximum price contract from the general contractor, performance bonds from all major trade contractors and a payment bond from the general contractor. We would only be required to perform under the completion guaranty in the event of a default by the general contractor that is not cured by the contractor or the applicable bonds. We do not anticipate that we would be required to perform under these guarantees.
      Surety bonds issued on our behalf as of June 30, 2005 totaled $58 million, the majority of which were required by state or local governments relating to our vacation ownership operations and by our insurers to secure large deductible insurance programs.
      To secure management contracts, we may provide performance guarantees to third-party owners. Most of these performance guarantees allow us to terminate the contract rather than fund shortfalls if certain performance levels are not met. In limited cases, we are obliged to fund shortfalls in performance levels through the issuance of loans. As of June 30, 2005, we had nine management contracts with performance guarantees with possible cash outlays of up to $76 million, $50 million of which, if required, would be funded over several years and would be largely offset by management fees received under these contracts. Many of the performance tests are multi-year tests, are tied to the results of a competitive set of hotels, and have exclusions for force majeure and acts of war and terrorism. We do not anticipate any significant funding under the performance guarantees in 2005. In addition, we have agreed to guarantee certain performance levels at a managed property that has authorized VOI sales and marketing. The exact amount and nature of the guaranty is currently under dispute. However, we do not believe that any payments under this guaranty will be significant. We do not anticipate losing a significant number of management or franchise contracts in the remainder of 2005.
      We had the following contractual obligations outstanding as of June 30, 2005 (in millions):

		Due in Less	Due in	Due in	Due After
	Total	Than 1 Year	1-3 Years	3-5 Years	5 Years

Long-term debt	$4,357	$634	$1,631	$485	$1,607
Capital lease obligations(1)	2	—	—	—	2
Operating lease obligations	1,161	75	140	131	815
Unconditional purchase obligations(2)	136	42	53	27	14
Other long-term obligations	2	2	—	—	—

Total contractual obligations	$5,658	$753	$1,824	$643	$2,438

(1)	Excludes sublease income of $1 million.

(2)	Included in these balances are commitments that may be satisfied by our managed and franchised properties.

     We had the following commercial commitments outstanding as of June 30, 2005 (in millions):

		Amount of Commitment Expiration Per Period

		Less Than			After
	Total	1 Year	1-3 Years	3-5 Years	5 Years

Standby letters of credit	$127	$127	$—	$—	$—
Hotel loan guarantees(1)	70	1	39	30	—
Other commercial commitments	—	—	—	—	—

Total commercial commitments	$197	$128	$39	$30	$—

(1)	Excludes fair value of guarantees which are reflected in our consolidated balance sheet.
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
Cash Used for Financing Activities
      The following is a summary of our debt portfolio (including capital leases) as of June 30, 2005:

	Amount
	Outstanding at			Interest Rate at	Average
	June 30, 2005(a)		Interest Terms	June 30, 2005	Maturity

	(Dollars in millions)				(In years)
Floating Rate Debt
Senior Credit Facility:
Term Loan	$500		LIBOR(b) + 1.25%	4.59%	1.1
Revolving Credit Facility	14		CBA + 1.25%	3.81%	1.3
Mortgages and Other	186		Various	5.38%	2.2
Interest Rate Swaps	300			7.75%	—

Total/ Average	$1,000			5.67%	1.4

Fixed Rate Debt
Sheraton Holding Public Debt	$1,052	(c)		6.00%	7.5
Senior Notes	1,510	(c)		6.70%	4.4
Convertible Debt	360			3.50%	0.9
Mortgages and Other	737			7.25%	5.8
Interest Rate Swaps	(300)			7.88%	—

Total/ Average	$3,359			6.13%	5.2

Total Debt
Total Debt and Average Terms	$4,359			6.03%	4.6

(a)	Excludes approximately $391 million of our share of unconsolidated joint venture debt, all of which is non-recourse.

(b)	At June 30, 2005, one-month LIBOR was 3.34%.

(c)	Includes approximately $5 million and $14 million at June 30, 2005 of fair value adjustments related to existing and terminated fixed-to-floating interest rate swaps for the Sheraton Holding Public Debt and the Senior Notes, respectively.
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
      Other. We have approximately $634 million of our outstanding debt maturing in the next twelve months. Based upon the current level of operations, management believes that our cash flow from operations, together with our significant cash balances (approximately $899 million at June 30, 2005, including restricted cash of $518 million discussed earlier), available borrowings under the Revolving Credit Facility (approximately $859 million at June 30, 2005), available borrowings from international revolving lines of credit (approximately $133 million at June 30, 2005), and capacity for additional borrowings will be adequate to meet anticipated requirements for scheduled maturities, dividends, working capital, capital expenditures, marketing and advertising program expenditures, other discretionary investments, interest and scheduled principal payments for the foreseeable future. However, we have a substantial amount of indebtedness at June 30, 2005. There can be no assurance that we will be able to refinance our indebtedness as it becomes due and, if refinanced, on favorable terms. In addition, there can be no assurance that our business will continue to generate cash flow at or above historical levels or that currently anticipated results will be achieved.
      We maintain non-U.S.-dollar-denominated debt, which provides a hedge of our international net assets and operations, but also exposes our debt balance to fluctuations in foreign currency exchange rates. During the six months ending June 30, 2005, the effect of changes in foreign currency exchange rates was a net decrease in debt of approximately $10 million. Our debt balance is also affected by changes in interest rates as a result of our Fair Value Swaps. The fair market value of the Fair Value Swaps is recorded as an asset or liability and as the Fair Value Swaps are deemed to be effective, an adjustment is recorded against the corresponding debt. At June 30, 2005, our debt included an increase of approximately $19 million related to the unamortized gains on terminated Fair Value Swaps and the fair market value of current Fair Value Swap assets. At December 31, 2004 our debt included an increase of approximately $29 million related to Fair Value Swap assets.
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
      On January 7, 2004, Moody’s Investor Services (“Moody’s”) and Standard & Poor’s placed our Ba1 (non-investment grade) and BB+ corporate credit ratings on review/watch for a possible downgrade. The review/watch was prompted by our announcement that we had invested $200 million in Le Meridien’s senior debt and would be in discussions to negotiate the potential recapitalization of Le Meridien. On January 27, 2005, Standard & Poor’s removed our review/watch and affirmed our BB+ rating with a stable outlook. On March 7, 2005, Moody’s removed our review/watch and affirmed our Ba1 rating with a stable outlook.
      On October 22, 2004, the President signed the American Jobs Creation Act of 2004 (the “Act”). The Act creates a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85 percent dividends received deduction for certain dividends from controlled foreign corporations. We may repatriate approximately $500 million, which would generate a tax liability of approximately $45 million. We expect to finalize a plan for repatriation and seek approval from our Board of Directors by the end of 2005.
      During the six months ended June 30, 2005, approximately 28,000 Class B Exchangeable Preferred Shares (“Class B EPS”) were redeemed for approximately $1 million, and approximately 33,000 Class A Exchangeable Preferred Shares (“Class A EPS”) were redeemed for approximately $2 million. At June 30, 2005, approximately 564,000 shares of Class A EPS, 25,000 shares of Class B EPS and 68,000 limited partnership units of the Realty Partnership and Operating Partnership were outstanding.
      A distribution of $0.84 per Share was paid in January 2005 to shareholders of record as of December 31, 2004.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.
      There were no material changes to the information provided in Item 7A in our Joint Annual Report on Form 10-K regarding our market risk.

Item 4.	Controls and Procedures.
      Our management conducted an evaluation, under the supervision and with the participation of our principal executive and principal financial officers of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13(a)–15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on this evaluation, our principal executive and principal financial officers concluded our disclosure controls and procedures are effective in alerting them in a timely manner to material information required to be included in our SEC reports. There has been no change in our internal control over financial reporting (as defined in Rules 13(a)–15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended) that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.
      We are involved in various claims and lawsuits arising in the ordinary course of business, none of which, in the opinion of management, is expected to have a material adverse effect on our consolidated financial position or results of operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
      We did not repurchase any Shares during the three months ended June 30, 2005.
      In 1998, the Corporation’s Board of Directors approved the repurchase of up to $1 billion of Shares under a Share repurchase program (the “Share Repurchase Program”). On April 2, 2001, the Corporation’s Board of Directors authorized the repurchase of up to an additional $500 million of Shares under the Share Repurchase Program. Approximately $296 million of Shares may yet be purchased under the Share Repurchase Program.

Item 4.	Submission of Matters to a Vote of Security Holders.
      On May 5, 2005, we held our 2005 annual meeting of stockholders. At the annual meeting, the stockholders (i) elected to the Board of Directors Ambassador Charlene Barshefsky, Jean-Marc Chapus, Bruce Duncan, Steven J. Heyer, Eric Hippeau, Stephen R. Quazzo, Thomas O. Ryder, Barry S. Sternlicht, Daniel Yih and Kneeland Youngblood, (ii) ratified the appointment of Ernst & Young LLP as the Company’s independent registered public accounting firm, (iii) reapproved the Annual Incentive Plan for Certain Executives, and (iv) approved two stockholder proposals. Following the annual meeting, Mr. Sternlicht resigned as a director of the Corporation and as a trustee of the Trust, and Lizanne Galbreath was appointed a director by a vote of the directors and a trustee by a vote of the trustees.
      The following table sets forth, with respect to each matter voted upon at the annual meeting, the number of votes cast for, the number of votes cast against, and the number of votes abstaining (or, with respect to the election of Directors, the number of votes withheld) with respect to such matters:

	Votes For	Votes Withheld

Election of Directors:
Ambassador Charlene Barshefsky	173,594,923	11,744,289
Jean-Marc Chapus	168,153,007	17,186,205
Bruce Duncan	175,412,810	9,926,402
Steven J. Heyer	177,829,124	7,510,088
Eric Hippeau	168,135,446	17,203,766
Stephen R. Quazzo	175,381,544	9,957,668
Thomas O. Ryder	167,962,927	17,376,285
Barry S. Sternlicht	175,268,794	10,070,418
Daniel Yih	174,602,690	10,736,522
Kneeland Youngblood	174,625,614	10,713,598

	Votes For	Votes Against	Abstentions	Broker Non-Votes

Ratification of independent public accounting firm	183,149,050	1,066,434	1,123,728	—
Proposal regarding Annual Incentive Plan for Certain Executives	164,932,923	18,101,399	2,304,878	12
Stockholder proposal regarding confidential voting	138,226,681	30,644,454	—	—
Stockholder proposal regarding expensing stock options	121,393,636	46,187,216	—	—

Item 6.	Exhibits.

31.1	Certification Pursuant to Rule 13a-14 under the Securities Exchange Act of 1934 — Chief Executive Officer — Corporation(1)
31.2	Certification Pursuant to Rule 13a-14 under the Securities Exchange Act of 1934 — Chief Financial Officer — Corporation(1)
31.3	Certification Pursuant to Rule 13a-14 under the Securities Exchange Act of 1934 — Chief Executive Officer — Trust (1)
31.4	Certification Pursuant to Rule 13a-14 under the Securities Exchange Act of 1934 — Chief Financial and Accounting Officer — Trust(1)
32.1	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code — Chief Executive Officer — Corporation(1)
32.2	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code — Chief Financial Officer — Corporation(1)
32.3	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code — Chief Executive Officer — Trust(1)
32.4	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code — Chief Financial and Accounting Officer — Trust(1)

(1)	Filed herewith.

SIGNATURES
      Pursuant to the requirements of the Securities Exchange Act of 1934, each Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC	STARWOOD HOTELS & RESORTS

By:	/s/ Steven J. Heyer	By:	/s/ Steven J. Heyer

	Steven J. Heyer Chief Executive Officer and Director		Steven J. Heyer Chief Executive Officer and Trustee

By:	/s/ Alan M. Schnaid	By:	/s/ Alan M. Schnaid

	Alan M. Schnaid Senior Vice President, Corporate Controller and Principal Accounting Officer		Alan M. Schnaid Vice President, Corporate Controller and Principal Accounting Officer
Date: July 29, 2005

Index to Exhibits

Exhibits

31.1	Certification Pursuant to Rule 13a-14 under the Securities Exchange Act of 1934 — Chief Executive Officer — Corporation(1)
31.2	Certification Pursuant to Rule 13a-14 under the Securities Exchange Act of 1934 — Chief Financial Officer — Corporation(1)
31.3	Certification Pursuant to Rule 13a-14 under the Securities Exchange Act of 1934 — Chief Executive Officer — Trust (1)
31.4	Certification Pursuant to Rule 13a-14 under the Securities Exchange Act of 1934 — Chief Financial and Accounting Officer — Trust(1)
32.1	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code — Chief Executive Officer — Corporation(1)
32.2	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code — Chief Financial Officer — Corporation(1)
32.3	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code — Chief Executive Officer — Trust(1)
32.4	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code — Chief Financial and Accounting Officer — Trust(1)

(1)	Filed herewith.