Form 10-Q
period 2005-09-30
STARWOOD HOTELS & RESORTS; STARWOOD HOTEL & RESORTS WORLDWIDE INC
filed 2005-11-04
CIK 48595, 316206

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2005

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
      Indicate by check mark whether the Registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).     Yes ☑          No ☐
      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐          No ☐
      Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:
      219,232,581 shares of common stock, par value $0.01 per share, of Starwood Hotels & Resorts Worldwide, Inc. attached to and traded together with 219,232,581 Class B shares of beneficial interest, par value $0.01 per share, of Starwood Hotels & Resorts, and 100 Class A shares of beneficial interest, par value $0.01 per share, of Starwood Hotels & Resorts, all outstanding as of November 1, 2005.

		Page

PART I.
Item 1.	Financial Statements	2
	Starwood Hotels & Resorts Worldwide, Inc.:
	Consolidated Balance Sheets as of September 30, 2005 and December 31, 2004	3
	Consolidated Statements of Income for the Three and Nine Months Ended September 30, 2005 and 2004	4
	Consolidated Statements of Comprehensive Income for the Three and Nine Months Ended September 30, 2005 and 2004	5
	Consolidated Condensed Statements of Cash Flows for the Nine Months Ended September 30, 2005 and 2004	6
	Starwood Hotels & Resorts:
	Consolidated Balance Sheets as of September 30, 2005 and December 31, 2004	7
	Consolidated Statements of Income for the Three and Nine Months Ended September 30, 2005 and 2004	8
	Consolidated Condensed Statements of Cash Flows for the Nine Months Ended September 30, 2005 and 2004	9
	Notes to Financial Statements	10
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	33
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	47
Item 4.	Controls and Procedures	47

PART II.
Item 1.	Legal Proceedings	48
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	48
Item 5.	Other	48
Item 6.	Exhibits	48
EX-10.1
EX-10.2
EX-31.1
EX-31.2
EX-31.2
EX-31.4
EX-32.1
EX-32.2
EX-32.3
EX-32.4

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.
      The following unaudited consolidated financial statements of Starwood Hotels & Resorts Worldwide, Inc. (the “Corporation”) and Starwood Hotels & Resorts (the “Trust” and, together with the Corporation, “Starwood” or the “Company”) are provided pursuant to the requirements of this Item. In the opinion of management, all adjustments necessary for fair presentation, consisting of normal recurring adjustments, have been included. The consolidated financial statements presented herein have been prepared in accordance with the accounting policies described in the Company’s Joint Annual Report on Form 10-K for the year ended December 31, 2004 filed on March 4, 2005. See the notes to financial statements for the basis of presentation. The consolidated financial statements should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this filing. Results for the three and nine months ended September 30, 2005 are not necessarily indicative of results to be expected for the full fiscal year ending December 31, 2005.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
CONSOLIDATED BALANCE SHEETS
(In millions, except share data)

	September 30,	December 31,
	2005	2004

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$909	$326
Restricted cash	251	347
Accounts receivable, net of allowance for doubtful accounts of $58 and $58	642	482
Inventories	281	371
Prepaid expenses and other	187	157

Total current assets	2,270	1,683
Investments	408	453
Plant, property and equipment, net	6,777	6,997
Goodwill and intangible assets, net	2,539	2,544
Other assets	745	621

	$12,739	$12,298

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings and current maturities of long-term debt	$604	$619
Accounts payable	149	200
Accrued expenses	802	872
Accrued salaries, wages and benefits	262	299
Accrued taxes and other	471	138

Total current liabilities	2,288	2,128
Long-term debt	3,703	3,823
Deferred income taxes	611	880
Other liabilities	682	652

	7,284	7,483

Minority interest	25	27

Exchangeable units and Class B preferred shares, at redemption value of $38.50	—	—

Commitments and contingencies
Stockholders’ equity:
Class A exchangeable preferred shares of the Trust; $0.01 par value; authorized 30,000,000 shares; outstanding 562,222 and 597,825 shares at September 30, 2005 and December 31, 2004, respectively	—	—
Corporation common stock; $0.01 par value; authorized 1,050,000,000 shares; outstanding 219,272,686 and 208,730,800 shares at September 30, 2005 and December 31, 2004, respectively	2	2
Trust Class B shares of beneficial interest; $0.01 par value; authorized 1,000,000,000 shares; outstanding 219,272,686 and 208,730,800 shares at September 30, 2005 and December 31, 2004, respectively	2	2
Additional paid-in capital	5,593	5,121
Deferred compensation	(64)	(14)
Accumulated other comprehensive loss	(298)	(255)
Retained earnings (accumulated deficit)	195	(68)

Total stockholders’ equity	5,430	4,788

	$12,739	$12,298

The accompanying notes to financial statements are an integral part of the above statements.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2005	2004	2005	2004

Revenues
Owned, leased and consolidated joint venture hotels	$871	$811	$2,623	$2,448
Vacation ownership and residential sales and services	233	175	697	443
Management fees, franchise fees and other income	126	105	349	299
Other revenues from managed and franchised properties	266	245	792	736

	1,496	1,336	4,461	3,926
Costs and Expenses
Owned, leased and consolidated joint venture hotels	646	617	1,962	1,864
Vacation ownership and residential	169	132	503	334
Selling, general, administrative and other	98	74	274	244
Restructuring and other special credits, net	—	(37)	—	(37)
Depreciation	99	103	305	306
Amortization	4	4	13	13
Other expenses from managed and franchised properties	266	245	792	736

	1,282	1,138	3,849	3,460
Operating income	214	198	612	466
Gain on sale of VOI notes receivable	—	3	—	11
Equity earnings from unconsolidated ventures, net	9	6	40	22
Interest expense, net of interest income of $6, $1, $11 and $2	(59)	(64)	(181)	(193)
Loss on asset dispositions and impairments, net	(16)	(4)	(32)	(8)

Income from continuing operations before taxes and minority equity	148	139	439	298
Income tax expense	(60)	(34)	(128)	(41)
Tax expense on repatriation of foreign earnings	(47)	—	(47)	—
Minority equity in net (income) loss	(1)	—	—	1

Income from continuing operations	40	105	264	258
Discontinued operations:
Loss from operations, net of tax benefit of $1, $0, $1 and $0	(1)	—	(1)	—
Gain on dispositions, net of tax expense (benefit) of $0, $1, $0 and $(33)	—	2	—	37

Net income	$39	$107	$263	$295

Earnings Per Share — Basic
Continuing operations	$0.19	$0.51	$1.22	$1.25
Discontinued operations	(0.01)	0.01	—	0.18

Net income	$0.18	$0.52	$1.22	$1.43

Earnings Per Share — Diluted
Continuing operations	$0.18	$0.49	$1.18	$1.21
Discontinued operations	(0.01)	0.01	—	0.17

Net income	$0.17	$0.50	$1.18	$1.38

Weighted average number of Shares	218	208	216	207

Weighted average number of Shares assuming dilution	226	215	223	214

The accompanying notes to financial statements are an integral part of the above statements.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,

	2005	2004	2005	2004

Net income	$39	$107	$263	$295
Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustments	22	13	(43)	(14)
Unrealized holding gains (losses)	—	—	(3)	2
Minimum pension liability adjustments	—	—	3	—

	22	13	(43)	(12)

Comprehensive income	$61	$120	$220	$283

The accompanying notes to financial statements are an integral part of the above statements.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Nine Months
	Ended
	September 30,

	2005	2004

Operating Activities
Net income	$263	$295
Exclude:
Discontinued operations	1	(37)

Income from continuing operations	264	258
Depreciation and amortization	318	319
Loss on asset dispositions and impairments, net	32	8
Other adjustments to income from continuing operations	43	(19)
Decrease (increase) in restricted cash	97	(197)
Other changes in working capital	32	(33)
Accrued and deferred income taxes and other	32	40

Cash from continuing operations	818	376
Cash from discontinued operations	—	1

Cash from operating activities	818	377

Investing Activities
Purchases of plant, property and equipment	(337)	(208)
Proceeds from asset sales, net	131	18
Acquisitions, net of acquired cash	(13)	(65)
Investments	(22)	(56)
Other, net	(13)	(13)

Cash used for investing activities	(254)	(324)

Financing Activities
Revolving credit facility and short-term borrowings, net	(2)	(11)
Long-term debt issued	4	300
Long-term debt repaid	(103)	(388)
Distributions paid	(176)	(172)
Proceeds from employee stock option exercises	323	251
Share repurchases	—	(232)
Other, net	(12)	1

Cash from (used for) financing activities	34	(251)

Exchange rate effect on cash and cash equivalents	(15)	2

Increase (decrease) in cash and cash equivalents	583	(196)
Cash and cash equivalents — beginning of period	326	427

Cash and cash equivalents — end of period	$909	$231

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Interest	$154	$176

Income taxes, net of refunds	$34	$23

The accompanying notes to financial statements are an integral part of the above statements.

STARWOOD HOTELS & RESORTS
CONSOLIDATED BALANCE SHEETS
(In millions, except share data)

	September 30,	December 31,
	2005	2004

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2	$1
Receivable, Corporation	545	535
Prepaid expenses and other	1	—

Total current assets	548	536
Investments, Corporation	848	848
Investments	28	28
Plant, property and equipment, net	3,108	3,254
Long-term receivables, Corporation, net	2,061	2,043
Goodwill and intangible assets, net	207	207
Other assets	7	9

	$6,807	$6,925

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings and current maturities of long-term debt	$11	$10
Accounts payable	—	3
Accrued expenses	12	24
Distributions payable, Corporation	—	225
Distributions payable	—	176

Total current liabilities	23	438
Long-term debt	431	435

	454	873

Minority interest	31	29

Exchangeable units and Class B preferred shares, at redemption value of $38.50	—	—

Commitments and contingencies
Stockholders’ equity:
Class A exchangeable preferred shares; $0.01 par value; authorized 30,000,000 shares; outstanding 562,222 and 597,825 shares at September 30, 2005 and December 31, 2004, respectively	—	—
Class A shares of beneficial interest; $0.01 par value; authorized 5,000 shares; outstanding 100 shares at September 30, 2005 and December 31, 2004	—	—
Trust Class B shares of beneficial interest; $0.01 par value; authorized 1,000,000,000 shares; outstanding 219,272,686 and 208,730,800 shares at September 30, 2005 and December 31, 2004, respectively	2	2
Additional paid-in capital	7,795	7,761
Accumulated deficit	(1,475)	(1,740)

Total stockholders’ equity	6,322	6,023

	$6,807	$6,925

The accompanying notes to financial statements are an integral part of the above statements.

STARWOOD HOTELS & RESORTS
CONSOLIDATED STATEMENTS OF INCOME
(In millions)
(Unaudited)

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,

	2005	2004	2005	2004

Revenues
Rent and interest, Corporation	$145	$136	$423	$398

	145	136	423	398

Costs and Expenses
Selling, general and administrative	1	—	2	2
Depreciation	38	39	119	117

	39	39	121	119

Operating income	106	97	302	279
Equity losses from unconsolidated joint ventures and other	—	—	—	(1)
Interest expense, net	(8)	(10)	(25)	(27)
Loss on asset dispositions and impairments, net	(10)	(1)	(9)	(2)
Income tax benefit (expense)	—	4	(1)	7
Minority equity in net income	(1)	(1)	(2)	—

Net income	$87	$89	$265	$256

The accompanying notes to financial statements are an integral part of the above statements.

STARWOOD HOTELS & RESORTS
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Nine Months
	Ended
	September 30,

	2005	2004

Operating Activities
Net income	$265	$256
Depreciation	119	117
Loss on asset dispositions and impairments, net	9	2
Changes in working capital	(21)	44
Other, net	3	(1)

Cash from operating activities	375	418

Investing Activities
Purchases of plant, property and equipment	(54)	(72)
Proceeds from asset sales, net	53	25
Other, net	2	—

Cash from (used for) investing activities	1	(47)

Financing Activities
Long-term debt issued	4	—
Long-term debt repaid	(7)	(7)
Distributions paid	(176)	(172)
Distributions paid to Corporation	(225)	(183)
Proceeds from employee stock option exercises	38	39
Share repurchases	—	(24)
Other, net	(9)	(25)

Cash used for financing activities	(375)	(372)

Increase (decrease) in cash and cash equivalents	1	(1)
Cash and cash equivalents — beginning of period	1	2

Cash and cash equivalents — end of period	$2	$1

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Interest	$25	$25

Income taxes, net of refunds	$1	$(3)

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
      The Corporation, through its subsidiaries, is the general partner of, and held, as of September 30, 2005, an aggregate 98.8% partnership interest in SLC Operating Limited Partnership (the “Operating Partnership”). The Trust, through its subsidiaries, is the general partner of, and held an aggregate 97.6% partnership interest in SLT Realty Limited Partnership (the “Realty Partnership” and, together with the Operating Partnership, the “Partnerships”) as of September 30, 2005. The units of the Partnerships (“LP Units”) held by the limited partners of the respective Partnerships are exchangeable on a one-for-one basis for Shares. At September 30, 2005, there were approximately 5.4 million LP Units outstanding (including 4.3 million LP Units held by the Corporation). For all periods presented, the LP Units are assumed to have been converted to Shares for purposes of calculating basic and diluted weighted average Shares outstanding.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
AND STARWOOD HOTELS & RESORTS
NOTES TO FINANCIAL STATEMENTS — (Continued)

Note 2.	Significant Accounting Policies
      Earnings Per Share. The following reconciliation of basic earnings per Share to diluted earnings per Share for income from continuing operations assumes the conversion of LP Units to Shares (in millions, except per Share data):

	Three Months Ended September 30,

	2005			2004

	Earnings	Shares	Per Share	Earnings	Shares	Per Share

Basic earnings from continuing operations	$40	218	$0.19	$105	208	$0.51
Effect of dilutive securities:
Employee options and restricted stock awards	—	8		—	7

Diluted earnings from continuing operations	$40	226	$0.18	$105	215	$0.49

	Nine Months Ended September 30,

	2005			2004

	Earnings	Shares	Per Share	Earnings	Shares	Per Share

Basic earnings from continuing operations	$264	216	$1.22	$258	207	$1.25
Effect of dilutive securities:
Employee options and restricted stock awards	—	7		—	7

Diluted earnings from continuing operations	$264	223	$1.18	$258	214	$1.21

      Included in the Basic Share numbers are approximately 600,000 shares of Class A Exchangeable Preferred Shares (“Class A EPS”) and Class B Exchangeable Preferred Shares (“Class B EPS”) of the Trust for both the three and nine months ended September 30, 2005 and approximately 700,000 shares and 800,000 shares for the three and nine months ended September 30, 2004, respectively. Additionally, as of September 30, 2005 and 2004, approximately 7 million shares issuable under convertible debt were excluded from the calculation of diluted earnings per Share as the trigger events for conversion had not occurred. As the terms of the contingently convertible debt instrument allow for the Company to redeem such instruments in cash and the Company has a history of settling convertible debt instruments in cash, the Company, in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings Per Share,” utilizes the if-converted method if certain trigger events occur.
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

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,

	2005	2004	2005	2004

	(In millions, except per share data)
Net income, as reported	$39	$107	$263	$295
Deduct: SFAS No. 123 compensation cost	(18)	(21)	(63)	(60)
Tax effect	7	7	22	20

Proforma net income	$28	$93	$222	$255

Earnings per Share:
Basic, as reported	$0.18	$0.52	$1.22	$1.43

Basic, proforma	$0.12	$0.45	$1.02	$1.23

Diluted, as reported	$0.17	$0.50	$1.18	$1.38

Diluted, proforma	$0.12	$0.44	$0.98	$1.19

      The Company has determined that a lattice valuation model would provide a better estimate of the fair value of options granted under its long-term incentive plans and therefore, for all options granted subsequent to January 1, 2005, the Company changed its option pricing model from the Black-Scholes model to a lattice model. The Company’s former Executive Chairman resigned in the second quarter of 2005 and in accordance with his employment agreement, all of his previously unvested stock options (approximately 800,000 options) immediately vested. The fair value of these options is included in the proforma compensation cost above for the nine months ended September 30, 2005.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
AND STARWOOD HOTELS & RESORTS
NOTES TO FINANCIAL STATEMENTS — (Continued)
      Average lattice model assumptions:

Three Months
Ended
September 30,
2005

Dividend yield	1.60%
Volatility:
Near term	23%
Long term	40%
Expected life	6 yrs.
Yield curve:
6 month	3.56%
1 year	3.67%
3 year	3.93%
5 year	4.00%
10 year	4.19%
      Average Black-Scholes assumptions:

Three Months
Ended
September 30,
2004

Dividend yield	2.1%
Volatility	41%
Risk-free rate	3.7%
Expected life	6 yrs.
      Recently Issued Accounting Standards. In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123(R), “Share-Based Payment, a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation.” SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair value. Proforma disclosure is no longer an alternative. The new standard is effective for fiscal years beginning after June 15, 2005 and therefore will be implemented by Starwood in the first quarter of 2006. Adoption of this standard will reduce the Company’s net income and earnings per share, but it will have no impact on cash flow. Based on the Company’s current share-based payment compensation plan, the adoption of SFAS No. 123(R) is expected to result in a pre-tax expense of approximately $40 million to $45 million or $0.13 to $0.15 of diluted earnings per Share in 2006.
      In December 2004, the FASB issued SFAS No. 152, “Accounting for Real Estate Time-Sharing Transactions.” SFAS No. 152 amends SFAS No. 66, “Accounting for the Sales of Real Estate,” and SFAS No. 67, “Accounting for Costs and Initial Rental Operations of Real Estate Projects,” in association with the issuance of American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) 04-2, “Accounting for Real Estate Time-Sharing Transactions.” These statements were issued to address the diversity in practice caused by a lack of guidance specific to real estate time-sharing transactions. SFAS No. 152 is effective for financial statements for fiscal years beginning after June 15, 2005 and therefore will be implemented by the Company in the first quarter of 2006. The Company expects the adoption of this standard to have an impact on the timing of recognition of vacation ownership profits, primarily marketing

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
AND STARWOOD HOTELS & RESORTS
NOTES TO FINANCIAL STATEMENTS — (Continued)
costs and the changes to the percentage of completion calculation, and result in a one-time pre-tax charge of approximately $100 million to $120 million in the first quarter of 2006.
      In December 2004, the FASB issued FASB Staff Position No. 109-2, “Accounting and Disclosure Guidance for the Foreign Repatriation Provision within the American Jobs Creation Act of 2004,” in response to the American Jobs Creation Act of 2004 (the “Act”) which provides for a special one-time dividends received deduction of 85 percent for certain foreign earnings that are repatriated (as defined in the Act) in either an enterprise’s last tax year that began before the December 2004 enactment date, or the first tax year that begins during the one-year period beginning on the date of enactment. In the third quarter of 2005, Starwood’s Board of Directors adopted a plan to repatriate approximately $550 million and, accordingly, the Company recorded a tax liability of approximately $47 million. In accordance with the Act, the Company plans to borrow these funds in Italy to repatriate to the United States and expects to reinvest these funds pursuant to the terms of a domestic reinvestment plan which has been approved by the Company’s Board of Directors.
      In November 2004, the Emerging Issues Task Force (“EITF”) issued EITF No. 04-8, “The Effect of Contingently Convertible Debt on Diluted Earnings Per Share,” which states that contingently convertible debt instruments are subject to the if-converted method under FASB Statement No. 128, regardless of the contingent features included in the instrument. As the terms of the Company’s contingently convertible debt instrument allow for the Company to redeem such instruments in cash and the Company has a history of settling convertible debt instruments in cash, the Company, in accordance with SFAS No. 128, has utilized the if-converted method if certain trigger events occur. Accordingly, EITF No. 04-08 did not have an impact to the Company’s net income or earnings per share.

Note 3.	Restricted Cash
      State and local regulations governing sales of VOIs allow the purchaser of such a VOI to rescind the sale subsequent to its completion for a pre-specified number of days. As such, cash collected from such sales during the rescission period, as well as cash collected from sales before the certificate of occupancy is obtained, are both classified as restricted cash in the Company’s consolidated balance sheets. At September 30, 2005 and December 31, 2004, the Company had $183 million and $200 million, respectively, of such restricted cash.
      In addition, provisions of certain of the Company’s secured debt require that cash reserves be maintained. Additional cash reserves are required if aggregate operations of the related hotels fall below a specified level over a specified time period. Additional cash reserves for certain debt became required in late 2003 following a difficult period in the hospitality industry, resulting from the war in Iraq and the worldwide economic downturn. As of September 30, 2005 and December 31, 2004, $11 million and $132 million, respectively, was included in restricted cash in the Company’s consolidated balance sheets related to these required cash reserves. In August 2005, the aggregate hotel operations met the specified levels over the required time period, and the additional cash reserves, plus accrued interest, were released to the Company.

Note 4.	Acquisitions
      In August 2005, the Company provided a $30 million loan related to the recapitalization of the joint venture that owns the Sheraton Imperial Hotel in Kuala Lumpur, Malaysia. The Company has a 49% ownership interest in the joint venture.
      Also in August 2005, the Company acquired the remaining 55% ownership interest in PT Indo-Pacific Sheraton (“IPS”) for approximately $12 million. IPS is an Indonesian management company that has the

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
AND STARWOOD HOTELS & RESORTS
NOTES TO FINANCIAL STATEMENTS — (Continued)
exclusive right to manage all Sheraton hotels in Indonesia. IPS currently manages ten properties. Prior to August 2005, the Company owned 45% of IPS.

Note 5.	Asset Dispositions and Impairments
      The Company recorded $4 million and $8 million of losses on asset dispositions and impairments in the three and nine months ended September 30, 2004, respectively. These losses reflect impairment charges primarily associated with the Company’s investment in a joint venture that owns a hotel managed by the Company and the renovation of a portion of the W New York for a Bliss spa.
      In the first quarter of 2005, the Company sold two hotels for net proceeds of $26 million. The Company recorded a net loss of approximately $1 million associated with these sales. The Company had recorded impairment charges of $17 million in 2004 related to these properties. One of the hotels was sold subject to a franchise agreement and consequently, the operations of the hotel prior to the sale date are not classified as discontinued operations. The operations of the other hotel sold were not significant to the Company’s consolidated financial results so they also were not classified as discontinued operations.
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
      In April 2005, the Company completed the sale of the Sheraton Lisboa Hotel and Towers in Lisbon, Portugal for approximately $31 million. The Company continues to manage the hotel subject to a long-term management contract. Accordingly, the operations of the hotel prior to the sale date are not classified as discontinued operations, and the gain on the sale of approximately $6 million was deferred and is being recognized in earnings over the 20-year life of the management contract.
      In May 2005, the Company signed an agreement to sell the Hotel Danieli in Venice, Italy for 177 million Euros and received a non-refundable deposit of approximately $12 million. The sale is expected to close later this year. The Company will continue to manage the hotel subject to a long-term management contract. Accordingly, the operations of the hotel are not classified as discontinued operations and the expected gain on the sale will be deferred and recognized in earnings over the life of the management contract.
      In July 2005 the Company completed the sale of two hotels for approximately $28 million. The Company recorded net losses related to these hotels of approximately $13 million. One hotel was sold subject to a long-term franchise agreement and consequently, the operations of the hotel prior to the sale date are not classified as discontinued operations. The operations of the other hotel sold were not significant to the Company’s consolidated financial results and, as a result, they were not classified as discontinued operations.
      In August 2005 the Company completed the sale of the St. Regis hotel in Washington, D.C. for approximately $47 million. The Company continues to manage the hotel subject to a long-term management contract. Accordingly, the operations of the hotel prior to the sale date are not classified as discontinued operations, and the gain on the sale of approximately $32 million was deferred and is being recognized in earnings over the 15-year life of the management contract.

Note 6.	Discontinued Operations
      For the three and nine months ended September 30, 2005, the loss from operations represents a $2 million sales and use tax assessment related to the Company’s gaming business disposed of in 1999 for periods prior to its disposition, offset by a $1 million income tax benefit.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
AND STARWOOD HOTELS & RESORTS
NOTES TO FINANCIAL STATEMENTS — (Continued)
      For the three months ended September 30, 2004, the $2 million gain on dispositions relates to post-closing adjustments related to the sale of the Hotel Principe di Savoia (“Principe”) which was sold in June 2003 with no continuing involvement.
      For the nine months ended September 30, 2004, the $37 million gain on dispositions relates primarily to the favorable resolution of certain tax matters related to the 1999 divestiture of the Company’s gaming business.

Note 7.	Restructuring and Other Special Credits
      The Company had remaining accruals related to restructuring charges of $21 million and $23 million, respectively, at September 30, 2005 and December 31, 2004, of which $17 million and $19 million, respectively, is included in other liabilities in the accompanying September 30, 2005 and December 31, 2004 consolidated balance sheets. There was no restructuring or other special credits activity in the three and nine months ended September 30, 2005. During the three and nine months ended September 30, 2004, the Company reversed a $37 million reserve previously recorded through restructuring and other special credits due to a favorable judgment in a litigation matter.
      The following table summarizes restructuring and other special credits activity during the three and nine months ended September 30, 2004 (in millions):

	Noncash	Cash	Expenditures	Total
	Charges	Expenditures	Accrued	Credit

Three Months Ended September 30, 2004
Other special credits:
Reserve reversal related to a litigation matter	$—	$—	$(37)	$(37)

Total other special credits	$—	$—	$(37)	$(37)

	Noncash	Cash	Expenditures	Total
	Charges	Expenditures	Accrued	Credit

Nine Months Ended September 30, 2004
Other special credits:
Reserve reversal related to a litigation matter	$—	$—	$(37)	$(37)

Total other special credits	$—	$—	$(37)	$(37)

Note 8.	Notes Receivable Securitizations and Sales
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

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
AND STARWOOD HOTELS & RESORTS
NOTES TO FINANCIAL STATEMENTS — (Continued)
      With respect to those transactions still outstanding at September 30, 2005, the Company retains economic interests (the “Retained Interests”) in securitized and sold VOI notes receivables through SPE ownership of QSPE beneficial interests (securitizations) and the right to a deferred purchase price payable by the purchaser of the sold VOI notes receivable. The Retained Interest, which is comprised of subordinated interests and interest only strips in the related VOI notes receivable, provides credit enhancement to the third-party purchasers of the related QSPE beneficial interests (securitizations) and VOI notes receivable (sales). Retained Interests cash flows are limited to the cash available from the related VOI notes receivable, after servicing fees, absorbing 100% of any credit losses on the related VOI notes receivable, QSPE fixed rate interest expense, the third party purchaser’s contractual floating rate yield (VOI notes receivable sales), and program fees (VOI note receivables sales).
      Retained Interests relating to pre-2002 securitizations and sales are classified and accounted for as “trading” while Retained Interests relating to subsequent securitizations and sales are classified and accounted for as “available-for-sale” securities, respectively, both in accordance with SFAS No. 115 and SFAS No. 140.
      The Company’s securitization and sale agreements provide the Company with the option, subject to certain limitations, to repurchase defaulted VOI notes receivable at their outstanding principal amounts. Such repurchases totaled $3 million and $10 million during the three and nine months ended September 30, 2005 and $4 million and $12 million during the three and nine months ended September 30, 2004, respectively. The Company has been able to resell the VOIs underlying the VOI notes repurchased under these provisions without incurring significant losses. As allowed under the related agreements, the Company replaced the defaulted VOI notes receivable under the securitization and sale agreements with new VOI notes receivable, resulting in an insignificant amount of net gains in the three and nine months ended September 30, 2005 and a net gain of $1 million in the nine months ended September 30, 2004.
      During the three months ended September 30, 2004, the Company sold $25 million of notes receivable into an SPE established in June 2004 (see discussion below) resulting in cash proceeds of $24 million and a gain of $3 million, which is included in gain on sale of VOI notes receivable in the consolidated statements of income.
      In June 2004, the Company sold $63 million of VOI notes receivable pursuant to an arrangement (the “2004 Purchase Facility”) with third party purchasers. Under the 2004 Purchase Facility, the Company can continue to sell VOI notes receivable through June 14, 2006 subject to a facility limit at any one time of $150 million. The Company’s net cash proceeds received from the sale was approximately $57 million. Gain from the sale of $7 million is included in gain on sale of VOI notes receivable in the Company’s statements of income for the nine months ended September 30, 2004. The purchaser’s floating contractual yield on the sold VOI notes receivables increases from the purchaser’s commercial paper cost plus 0.8% or LIBOR plus 1.25% to Prime plus 2% in December 2005.
      At September 30, 2005, the aggregate outstanding principal balance of VOI notes receivable that have been securitized or sold was $224 million. The principal amounts of those VOI notes receivables that were more than 90 days delinquent at September 30, 2005 was approximately $3 million.
      At September 30, 2005 and December 31, 2004, the Company owned approximately $290 million and $180 million, respectively, of fixed rate VOI notes receivable, which are included in accounts receivable and other assets in the Company’s balance sheets. The principal balance of those VOI notes receivables that were more than 90 days delinquent at September 30, 2005 was approximately $15 million.
      Net credit losses for all VOI notes receivable were $2 million and $8 million during the three and nine months ended September 30, 2005 and $3 million and $11 million during the three and nine months ended September 30, 2004, respectively.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
AND STARWOOD HOTELS & RESORTS
NOTES TO FINANCIAL STATEMENTS — (Continued)
      The Company received aggregate cash proceeds of $7 million and $26 million from the Retained Interests during the three and nine months ended September 30, 2005 and $7 million and $23 million during the three and nine months ended September 30, 2004, respectively. The Company received aggregate servicing fees of $1 million and $3 million related to these VOI notes receivable during the three and nine months ended September 30, 2005 and $1 million and $2 million during the three and nine months ended September 30, 2004, respectively.
      At the time of each receivable sale and at the end of each financial reporting period, the Company estimates the fair value of its Beneficial Interests using a discounted cash flow model. All assumptions used in the models are reviewed and updated, if necessary, based on current trends and historical experience.
      As of September 30, 2005, the Company has completed a sensitivity analysis on the net present value of the Retained Interests to measure the change in value associated with independent changes in individual key variables. The methodology used applied unfavorable changes for the key variables of expected prepayment rates, discount rates and expected gross credit losses. The aggregate net present value and carrying value of Retained Interests at September 30, 2005 was approximately $46 million. The decrease in value of the Retained Interests that would result from various independent changes in key variables are shown in the chart that follows (dollar amounts are in millions). These factors may not move independently of each other.

Annual prepayment rate:
100 basis points-dollars	$0.3
100 basis points-percentage	0.7%
200 basis points-dollars	$0.6
200 basis points-percentage	1.4%
Discount rate:
100 basis points-dollars	$1.4
100 basis points-percentage	3.3%
200 basis points-dollars	$2.6
200 basis points-percentage	6.5%
Gross annual rate of credit losses:
100 basis points-dollars	$2.4
100 basis points-percentage	6.0%
200 basis points-dollars	$4.8
200 basis points-percentage	11.9%

Note 9.	Derivative Financial Instruments
      The Company enters into interest rate swap agreements to manage interest expense. The Company’s objective is to manage the impact of interest rates on the results of operations, cash flows and the market value of the Company’s debt. At September 30, 2005, the Company had no outstanding interest rate swap agreements under which the Company pays a fixed rate and receives a variable rate of interest.
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
      The Fair Value Swaps hedge the change in fair value of certain fixed rate debt related to fluctuations in interest rates and mature in 2012. The Fair Value Swaps modify the Company’s interest rate exposure by effectively converting debt with a fixed rate to a floating rate. The fair value of the new Fair Value Swaps was a liability of approximately $19 million at September 30, 2005.
      From time to time, the Company uses various hedging instruments to manage the foreign currency exposure associated with the Company’s foreign currency denominated assets and liabilities (“Foreign Currency Hedges”). At September 30, 2005, the Company had two Foreign Currency Hedges outstanding with a U.S. dollar equivalent of the contractual amount of the contracts of approximately $310 million. These contracts hedge certain Euro-denominated assets and mature through November 2005. Changes in the fair value of the hedging instruments are classified in the same manner as changes in the underlying asset due to fluctuations in foreign currency exchange rates. The fair value of the Foreign Currency Hedges at September 30, 2005 was an asset of approximately $3 million.
      Periodically, the Company hedges the net assets of certain international subsidiaries (“Net Investment Hedges”) using various hedging instruments to manage the translation and economic exposures related to the Company’s net investments in these subsidiaries. The Company measures the effectiveness of derivatives designated as Net Investment Hedges by using the changes in forward exchange rates because this method best reflects the Company’s risk management strategies and the economics of those strategies in the financial statements. Under this method, the change in fair value of the hedging instrument attributable to the changes in forward exchange rates is reported in stockholders’ equity to offset the translation results on the hedged net investment. The remaining change in fair value of the hedging instrument, if any, is recognized through income. As of September 30, 2005, the Company had two Net Investment Hedges with a U.S. dollar equivalent of the contractual amount of the contracts of $364 million that mature in November 2005. The Net Investment Hedges minimize the effect fluctuations in foreign currency exchange rates have on a portion of the Company’s net investment in certain Euro-denominated subsidiaries (“Euro Net Investment Hedges”). The fair value of the Euro Net Investment Hedges at September 30, 2005 was an asset of approximately $3 million.
      The counterparties to the Company’s derivative financial instruments are major financial institutions. The Company does not expect its derivative financial instruments to significantly impact earnings in the next twelve months.

Note 10.	Income Taxes
      In February 1998, the Company disposed of ITT World Directories. Through December 31, 2004, the Company had recorded $551 million of income taxes relating to this transaction, which are included in deferred income taxes as of December 31, 2004 and included in accrued taxes and other as of September 30, 2005 in the accompanying consolidated balance sheets. While the Company strongly believes this transaction was completed on a tax-deferred basis, this position is currently being challenged by the IRS. In 2002, the IRS proposed an adjustment to increase Starwood’s 1998 taxable income by approximately $1.4 billion. If the transaction is deemed to be fully taxable in 1998, then the Company’s federal tax obligation would be approximately $499 million, plus interest, and would be partially offset by the Company’s net operating loss carryforwards. During 2004, the matter was transferred from IRS Appeals to the jurisdiction of the United States Tax Court and the Company filed a petition in United States Tax Court on October 28, 2004 to contest the IRS’s proposed adjustment.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
AND STARWOOD HOTELS & RESORTS
NOTES TO FINANCIAL STATEMENTS — (Continued)
      As a result of a United States Tax Court decision against another taxpayer in August 2005, the Company has decided to treat this transaction as if it were taxable in 1998 for accounting purposes. As such, the Company has applied substantially all of its federal net operating loss carryforwards against this gain and accrued interest, which results in a $360 million tax obligation to the IRS as of September 30, 2005. In October 2005, the Company’s Board of Directors approved the cash payment to the IRS of this $360 million obligation in order to eliminate any future interest accrual associated with the pending dispute. As discussed above, the Company had previously reserved a substantial amount of the potential liability in connection with the disposition of ITT World Directories, but recorded a charge in the third quarter of 2005 of approximately $40 million, primarily relating to interest that would be owed to the IRS if the Company does not prevail. The Company believes that this transaction was completed on a tax deferred basis and will continue to vigorously defend its position with the IRS.
      In December 2004, the FASB issued FASB Staff Position No. 109-2, “Accounting and Disclosure Guidance for the Foreign Repatriation Provision within the American Jobs Creation Act of 2004,” in response to the American Jobs Creation Act of 2004 (the “Act”) which provides for a special one-time dividends received deduction of 85 percent for certain foreign earnings that are repatriated (as defined in the Act) in either an enterprise’s last tax year that began before the December 2004 enactment date, or the first tax year that begins during the one-year period beginning on the date of enactment. In the third quarter of 2005, Starwood’s Board of Directors adopted a plan to repatriate approximately $550 million and, accordingly, the Company recorded a tax liability of approximately $47 million. In accordance with the Act, the Company plans to borrow these funds in Italy to repatriate to the United States and expects to reinvest these funds pursuant to the terms of a domestic reinvestment plan which has been approved by the Company’s Board of Directors.

Note 11.	Pension and Postretirement Benefit Plans
      The following table presents the components of net periodic benefit cost for the three and nine months ended September 30, 2005 and 2004 (in millions):

	Three Months Ended September 30,

	2005			2004

		Foreign			Foreign
	Pension	Pension	Postretirement	Pension	Pension	Postretirement
	Benefits	Benefits	Benefits	Benefits	Benefits	Benefits

Service cost	$—	$1.0	$—	$—	$1.1	$—
Interest costs	0.3	2.0	0.4	0.3	2.0	0.4
Expected return on plan assets	—	(1.9)	(0.2)	—	(2.0)	(0.2)
Amortization of:
Prior service cost (income)	0.1	(0.1)	—	—	(0.1)	—
Actuarial loss (gain)	(0.1)	0.8	(0.2)	(0.1)	0.6	(0.1)

SFAS No. 87 cost/ SFAS No. 106 cost	0.3	1.8	—	0.2	1.6	0.1

SFAS No. 88 settlement loss	—	—	—	—	—	—

Net periodic benefit cost	$0.3	$1.8	$—	$0.2	$1.6	$0.1

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
AND STARWOOD HOTELS & RESORTS
NOTES TO FINANCIAL STATEMENTS — (Continued)

	Nine Months Ended September 30,

	2005			2004

		Foreign			Foreign
	Pension	Pension	Postretirement	Pension	Pension	Postretirement
	Benefits	Benefits	Benefits	Benefits	Benefits	Benefits

Service cost	$—	$3.2	$—	$—	$3.2	$0.1
Interest costs	0.7	6.4	1.0	0.8	6.0	1.3
Expected return on plan assets	—	(6.0)	(0.6)	(0.1)	(5.8)	(0.7)
Amortization of:
Prior service income	—	(0.3)	—	—	(0.3)	—
Actuarial loss (gain)	0.1	2.7	(0.4)	(0.1)	1.8	(0.1)

SFAS No. 87 cost/ SFAS No. 106 cost	0.8	6.0	—	0.6	4.9	0.6

SFAS No. 88 settlement loss (gain)	0.2	—	—	(1.6)	—	—

Net periodic benefit cost (income)	$1.0	$6.0	$—	$(1.0)	$4.9	$0.6

Note 12.	Stockholders’ Equity
      Share Repurchases. In October 2005, the Board of Directors of the Company approved an increase in the Company’s Share repurchase program of $1 billion. After this increase, approximately $1.296 billion remains available under the Company’s Share repurchase program.
      Exchangeable Preferred Shares. During 1998, 6.3 million shares of Class A EPS, 5.5 million shares of Class B EPS and approximately 800,000 limited partnership units of the Realty Partnership and Operating Partnership (“Exchangeable Units”) were issued by the Trust in connection with the acquisition of Westin Hotels & Resorts Worldwide, Inc. and certain of its affiliates (the “Westin Merger”). Class A EPS have a par value of $0.01 per share and the Company may choose to settle Class A EPS redemptions in Shares on a one-for-one basis (subject to certain adjustments) or in cash. Class B EPS have a liquidation preference of $38.50 per share and provide the holders with the right, for a one year period, from and after the fifth anniversary of the closing date of the Westin Merger, which expired on January 3, 2004, to require the Trust to redeem such shares for cash at a price of $38.50 per share. Subsequent to January 3, 2004, the Company may choose to settle Class B EPS redemptions in cash at $38.50 per share or shares of Class A EPS at the equivalent of $38.50 per share. Exchangeable Units may be converted to Shares on a one-for-one basis (subject to certain adjustments). For the nine months ended September 30, 2005, in accordance with the terms of the Class B EPS discussed above, approximately 28,000 shares of Class B EPS were redeemed for approximately $1 million in cash. In addition, during the nine months ended September 30, 2005, approximately 36,000 shares of Class A EPS were redeemed for approximately $2 million in cash. At September 30, 2005, there were approximately 562,000 shares of Class A EPS, 25,000 shares of Class B EPS, and 68,000 Exchangeable Units outstanding.

Note 13.	Business Segment Information
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
      The performance of the hotels and vacation ownership and residential segments is evaluated primarily on operating profit before corporate selling, general and administrative expense, interest, gains (losses) on the sale of real estate, restructuring and other special credits, and income taxes. The Company does not allocate these items to its segments.
      The following table presents revenues, operating income, capital expenditures and assets for the Company’s reportable segments (in millions):

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,

	2005	2004	2005	2004

Revenues:
Hotel	$1,240	$1,143	$3,699	$3,429
Vacation ownership and residential	256	193	762	497

Total	$1,496	$1,336	$4,461	$3,926

Operating income:
Hotel	$198	$157	$562	$473
Vacation ownership and residential	61	41	184	101

Total segment operating income	259	198	746	574
Selling, general, administrative and other	(45)	(37)	(134)	(145)
Restructuring and other special credits, net	—	37	—	37

Operating income	214	198	612	466
Gain on sale of VOI notes receivable	—	3	—	11
Equity earnings from unconsolidated ventures, net:
Hotel	6	4	30	15
Vacation ownership and residential	3	2	10	7
Interest expense, net	(59)	(64)	(181)	(193)
Loss on asset dispositions and impairments, net	(16)	(4)	(32)	(8)

Income from continuing operations before taxes and minority equity	$148	$139	$439	$298

Capital expenditures:
Hotel	$62	$51	$220	$163
Vacation ownership and residential	80	11	88	19
Corporate	13	10	29	26

Total	$155	$72	$337	$208

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
AND STARWOOD HOTELS & RESORTS
NOTES TO FINANCIAL STATEMENTS — (Continued)

	September 30,	December 31,
	2005	2004

Assets:
Hotel	$11,378	$11,019
Vacation ownership and residential	1,309	1,220
Corporate	52	59

Total	$12,739	$12,298

Note 14.	Commitments and Contingencies
      Variable Interest Entities. Of the nearly 600 hotels that the Company manages or franchises, the Company has identified approximately 20 hotels that it has a variable interest in. For those ventures that the Company holds a variable interest, it determined that the Company was not the primary beneficiary and such variable interest entities (“VIEs”) should not be consolidated in the Company’s financial statements. The Company’s outstanding loan balances exposed to losses as a result of its involvement in VIEs totaled $79 million at September 30, 2005. Equity investments and other types of investments related to VIEs totaled $16 million and $69 million, respectively, at September 30, 2005.
      Guaranteed Loans and Commitments. In limited cases, the Company has made loans to owners of or partners in hotel or resort ventures for which the Company has a management or franchise agreement. Loans outstanding under this program, excluding the Westin Boston, Seaport Hotel discussed below, totaled $168 million at September 30, 2005. The Company evaluates these loans for impairment, and at September 30, 2005, believes these loans are collectible. Unfunded loan commitments, excluding the Westin Boston, Seaport Hotel discussed below, aggregating $28 million were outstanding at September 30, 2005, of which $8 million are expected to be funded in 2005 and $10 million are expected to be funded in total. These loans typically are secured by pledges of project ownership interests and/or mortgages on the projects. The Company also has $87 million of equity and other potential contributions associated with managed or joint venture properties, $15 million of which is expected to be funded in 2005.
      Additionally, during 2004, the Company entered into a long-term management contract to manage the Westin Boston, Seaport Hotel in Boston, Massachusetts, which is under construction and scheduled to open in 2006. In connection with this project, the Company agreed to provide up to $28 million in mezzanine loans and other investments (all of which has been funded) as well as various guarantees, including a principal repayment guarantee for the term of the senior debt (four years with a one-year extension option), which is capped at $40 million, and a debt service guarantee during the term of the senior debt, which is limited to the interest expense on the amounts drawn under such debt and principal amortization. Any payments under the debt service guarantee, attributable to principal, will reduce the cap under the principal repayment guarantee. The fair value of these guarantees of $3 million is reflected in other liabilities in the accompanying balance sheet as of September 30, 2005. In addition, Starwood has issued a completion guarantee for this approximate $200 million project. In the event the completion guarantee is called on, Starwood would have recourse to a guaranteed maximum price contract from the general contractor, performance bonds from all major trade contractors and a payment bond from the general contractor. Starwood would only be required to perform under the completion guarantee in the event of a default by the general contractor that is not cured by the contractor or the applicable bonds. The Company does not anticipate that it will be required to perform under these guarantees.
      Surety bonds issued on behalf of the Company as of September 30, 2005 totaled $68 million, the majority of which were required by state or local governments relating to our vacation ownership operations and by our insurers to secure large deductible insurance programs.

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
AND STARWOOD HOTELS & RESORTS
NOTES TO FINANCIAL STATEMENTS — (Continued)
      In order to secure management contracts, the Company may provide performance guarantees to third-party owners. Most of these performance guarantees allow the Company to terminate the contract rather than fund shortfalls if certain performance levels are not met. In limited cases, the Company is obliged to fund shortfalls in performance levels through the issuance of loans. As of September 30, 2005, the Company had eight management contracts with performance guarantees with possible cash outlays of up to $75 million, $50 million of which, if required, would be funded over several years and would be largely offset by management fees received under these contracts. Many of the performance tests are multi-year tests, are tied to the results of a competitive set of hotels, and have exclusions for force majeure and acts of war and terrorism. The Company does not anticipate any significant funding under the performance guarantees in 2005. In addition, the Company has agreed to guarantee certain performance levels at a managed property that has authorized VOI sales and marketing. The exact amount and nature of the guaranty is currently under dispute. However, the Company does not believe that any payments under this guaranty will be significant. The Company does not anticipate losing a significant number of management or franchise contracts in the remainder of 2005.
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

Note 15.	Guarantor Subsidiary
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

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
AND STARWOOD HOTELS & RESORTS
NOTES TO FINANCIAL STATEMENTS — (Continued)

	Balance Sheet
	September 30, 2005
	(In millions)

			Non-
		Guarantor	Guarantor
	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated

Assets
Current assets:
Cash and cash equivalents	$639	$7	$263	$—	$909
Restricted cash	6	—	245	—	251
Inventories	20	—	261	—	281
Other current assets	145	1	683	—	829

Total current assets	810	8	1,452	—	2,270
Intercompany	(5,182)	(8,260)	13,442	—	—
Investments in consolidated subsidiaries	10,888	10,455	—	(21,343)	—
Plant, property and equipment, net	276	—	6,501	—	6,777
Goodwill and intangible assets, net	1,681	2	856	—	2,539
Other assets	406	17	730	—	1,153

	$8,879	$2,222	$22,981	$(21,343)	$12,739

Liabilities and stockholders’ equity
Current liabilities:
Short-term borrowings and current maturities of long-term debt	$75	$452	$77	$—	$604
Other current liabilities	724	45	915	—	1,684

Total current liabilities	799	497	992	—	2,288
Long-term debt	2,260	598	845	—	3,703
Deferred income taxes	340	—	271	—	611
Other liabilities	57	76	549	—	682

	3,456	1,171	2,657	—	7,284
Minority interest	(7)	—	32	—	25
Commitments and contingencies
Total stockholders’ equity	5,430	1,051	20,292	(21,343)	5,430

	$8,879	$2,222	$22,981	$(21,343)	$12,739

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

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
AND STARWOOD HOTELS & RESORTS
NOTES TO FINANCIAL STATEMENTS — (Continued)

	Statement of Income
	Three Months Ended September 30, 2005
	(In millions)

			Non-
		Guarantor	Guarantor
	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated

Revenues
Owned, leased and consolidated joint venture hotels	$284	$—	$587	$—	$871
Vacation ownership and residential sales and services	—	—	233	—	233
Management fees, franchise fees and other income	26	—	183	(83)	126
Other revenues from managed and franchised properties	238	—	28	—	266

	548	—	1,031	(83)	1,496

Costs and Expenses
Owned, leased and consolidated joint venture hotels	285	—	444	(83)	646
Vacation ownership and residential	—	—	169	—	169
Selling, general, administrative and other	65	(1)	34	—	98
Depreciation and amortization	9	—	94	—	103
Other expenses from managed and franchised properties	238	—	28	—	266

	597	(1)	769	(83)	1,282
Operating income (loss)	(49)	1	262	—	214
Equity earnings in consolidated subsidiaries	168	77	—	(245)	—
Equity earnings from unconsolidated ventures, net	—	—	9	—	9
Interest expense, net of interest income	(78)	(88)	107	—	(59)
Loss on asset dispositions and impairments, net	(4)	—	(12)	—	(16)

Income (loss) from continuing operations before taxes and minority equity	37	(10)	366	(245)	148
Income tax benefit (expense)	2	39	(148)	—	(107)
Minority equity in net (income) loss	1	—	(2)	—	(1)

Income from continuing operations	40	29	216	(245)	40
Discontinued operations:
Loss from operations, net of taxes	(1)	(2)	(1)	3	(1)

Net income	$39	$27	$215	$(242)	$39

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
AND STARWOOD HOTELS & RESORTS
NOTES TO FINANCIAL STATEMENTS — (Continued)

	Statement of Income
	Three Months Ended September 30, 2004
	(In millions)

		Guarantor	Non-Guarantor
	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated

Revenues
Owned, leased and consolidated joint venture hotels	$260	$—	$551	$—	$811
Vacation ownership and residential sales and services	—	—	175	—	175
Management fees, franchise fees and other income	26	—	154	(75)	105
Other revenues from managed and franchised properties	220	—	25	—	245

	506	—	905	(75)	1,336
Costs and Expenses
Owned, leased and consolidated joint venture hotels	266	—	426	(75)	617
Vacation ownership and residential	—	—	132	—	132
Selling, general, administrative and other	54	(1)	21	—	74
Restructuring and other special credits, net	—	—	(37)	—	(37)
Depreciation and amortization	11	—	96	—	107
Other expenses from managed and franchised properties	220	—	25	—	245

	551	(1)	663	(75)	1,138
Operating income (loss)	(45)	1	242	—	198
Gain on sale of VOI notes receivable	—	—	3	—	3
Equity earnings in consolidated subsidiaries	177	118	—	(295)	—
Equity earnings from unconsolidated ventures, net	—	—	6	—	6
Interest expense, net of interest income	(50)	(87)	73	—	(64)
Loss on asset dispositions and impairments, net	—	—	(4)	—	(4)

Income from continuing operations before taxes and minority equity	82	32	320	(295)	139
Income tax benefit (expense)	23	30	(87)	—	(34)

Income from continuing operations	105	62	233	(295)	105
Discontinued operations:
Gain on dispositions, net of taxes	2	2	2	(4)	2

Net income	$107	$64	$235	$(299)	$107

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
AND STARWOOD HOTELS & RESORTS
NOTES TO FINANCIAL STATEMENTS — (Continued)

	Statement of Income
	Nine Months Ended September 30, 2005
	(In millions)

		Guarantor	Non-Guarantor
	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated

Revenues
Owned, leased and consolidated joint venture hotels	$836	$—	$1,787	$—	$2,623
Vacation ownership and residential sales and services	—	—	697	—	697
Management fees, franchise fees and other income	69	—	519	(239)	349
Other revenues from managed and franchised properties	710	—	82	—	792

	1,615	—	3,085	(239)	4,461
Costs and Expenses
Owned, leased and consolidated joint venture hotels	841	—	1,360	(239)	1,962
Vacation ownership and residential	1	—	502	—	503
Selling, general, administrative and other	167	(1)	108	—	274
Depreciation and amortization	27	—	291	—	318
Other expenses from managed and franchised properties	710	—	82	—	792

	1,746	(1)	2,343	(239)	3,849
Operating income (loss)	(131)	1	742	—	612
Equity earnings in consolidated subsidiaries	496	230	—	(726)	—
Equity earnings from unconsolidated ventures, net	—	—	40	—	40
Interest expense, net of interest income	(172)	(260)	251	—	(181)
Loss on asset dispositions and impairments, net	(3)	—	(29)	—	(32)

Income (loss) from continuing operations before taxes and minority equity	190	(29)	1,004	(726)	439
Income tax benefit (expense)	71	102	(348)	—	(175)
Minority equity in net loss (income)	3	—	(3)	—	—

Income from continuing operations	264	73	653	(726)	264
Discontinued operations:
Loss from operations, net of taxes	(1)	(2)	(1)	3	(1)

Net income	$263	$71	$652	$(723)	$263

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
AND STARWOOD HOTELS & RESORTS
NOTES TO FINANCIAL STATEMENTS — (Continued)

	Statement of Income
	Nine Months Ended September 30, 2004
	(In millions)

		Guarantor	Non-Guarantor
	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated

Revenues
Owned, leased and consolidated joint venture hotels	$777	$—	$1,671	$—	$2,448
Vacation ownership and residential sales and services	—	—	443	—	443
Management fees, franchise fees and other income	76	—	441	(218)	299
Other revenues from managed and franchised properties	664	—	72	—	736

	1,517	—	2,627	(218)	3,926
Costs and Expenses
Owned, leased and consolidated joint venture hotels	798	—	1,284	(218)	1,864
Vacation ownership and residential	—	—	334	—	334
Selling, general, administrative and other	184	(2)	62	—	244
Restructuring and other special credits, net	—	—	(37)	—	(37)
Depreciation and amortization	32	—	287	—	319
Other expenses from managed and franchised properties	664	—	72	—	736

	1,678	(2)	2,002	(218)	3,460
Operating income (loss)	(161)	2	625	—	466
Gain on sale of VOI notes receivable	—	—	11	—	11
Equity earnings in consolidated subsidiaries	454	279	—	(733)	—
Equity earnings from unconsolidated ventures, net	—	—	22	—	22
Interest expense, net of interest income	(149)	(259)	215	—	(193)
Loss on asset dispositions and impairments, net	(2)	—	(6)	—	(8)

Income from continuing operations before taxes and minority equity	142	22	867	(733)	298
Income tax benefit (expense)	115	90	(246)	—	(41)
Minority equity in net loss	1	—	—	—	1

Income from continuing operations	258	112	621	(733)	258
Discontinued operations:
Gain on dispositions, net of taxes	37	36	36	(72)	37

Net income	$295	$148	$657	$(805)	$295

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
AND STARWOOD HOTELS & RESORTS
NOTES TO FINANCIAL STATEMENTS — (Continued)

	Statement of Cash Flows
	Nine Months Ended September 30, 2005
	(In millions)

		Guarantor	Non-Guarantor
	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated

Operating Activities
Net income	$263	$71	$652	$(723)	$263
Exclude:
Discontinued operations	1	2	1	(3)	1

Income from continuing operations	264	73	653	(726)	264
Adjustments to income from continuing operations, changes in working capital, and other	167	(66)	(273)	726	554

Cash from operating activities	431	7	380	—	818

Investing Activities
Purchases of plant, property and equipment	(157)	—	(180)	—	(337)
Proceeds from asset sales, net	—	—	131	—	131
Acquisitions, net of acquired cash	(1)	—	(12)	—	(13)
Investments	(14)	—	(8)	—	(22)
Other, net	20	—	(33)	—	(13)

Cash used for investing activities	(152)	—	(102)	—	(254)

Financing Activities
Revolving credit facility and short-term borrowings, net	(2)	—	—	—	(2)
Long-term debt issued	—	—	4	—	4
Long-term debt repaid	(75)	—	(28)	—	(103)
Distributions paid	—	—	(176)	—	(176)
Proceeds from employee stock option exercises	279	—	44	—	323
Other, net	(2)	—	(10)	—	(12)

Cash from (used for) financing activities	200	—	(166)	—	34

Exchange rate effect on cash and cash equivalents	—	—	(15)	—	(15)

Increase in cash and cash equivalents	479	7	97	—	583
Cash and cash equivalents-beginning of period	160	—	166	—	326

Cash and cash equivalents-end of period	$639	$7	$263	$—	$909

STARWOOD HOTELS & RESORTS WORLDWIDE, INC.
AND STARWOOD HOTELS & RESORTS
NOTES TO FINANCIAL STATEMENTS — (Continued)

	Statement of Cash Flows
	Nine Months Ended September 30, 2004
	(In millions)

		Guarantor	Non-Guarantor
	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated

Operating Activities
Net income	$295	$148	$657	$(805)	$295
Exclude:
Discontinued operations	(37)	(36)	(36)	72	(37)

Income from continuing operations	258	112	621	(733)	258
Adjustments to income from continuing operations, changes in working capital and other	(394)	(121)	(100)	733	118

Cash from (used for) continuing operations	(136)	(9)	521	—	376
Cash from discontinued operations	1	—	—	—	1

Cash from (used for) operating activities	(135)	(9)	521	—	377

Investing Activities
Purchases of plant, property and equipment	(32)	—	(176)	—	(208)
Proceeds from asset sales, net	—	—	18	—	18
Acquisitions, net of acquired cash	—	—	(65)	—	(65)
Investments	(22)	—	(34)	—	(56)
Other, net	(9)	—	(4)	—	(13)

Cash used for investing activities	(63)	—	(261)	—	(324)

Financing Activities
Revolving credit facility and short-term borrowings, net	1	—	(12)	—	(11)
Long-term debt issued	300	—	—	—	300
Long-term debt repaid	(336)	—	(52)	—	(388)
Distributions paid	—	—	(172)	—	(172)
Proceeds from employee stock option exercises	212	—	39	—	251
Share repurchases	(208)	—	(24)	—	(232)
Other, net	19	9	(27)	—	1

Cash from (used for) financing activities	(12)	9	(248)	—	(251)

Exchange rate effect on cash and cash equivalents	—	—	2	—	2

Increase (decrease) in cash and cash equivalents	(210)	—	14	—	(196)
Cash and cash equivalents — beginning of period	262	—	165	—	427

Cash and cash equivalents — end of period	$52	$—	$179	$—	$231

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Forward-Looking Statements
      This report includes “forward-looking” statements, as that term is defined in the Private Securities Litigation Reform Act of 1995 or by the Securities and Exchange Commission (“SEC”) in its rules, regulations and releases. Forward-looking statements are any statements other than statements of historical fact, including statements regarding our expectations, beliefs, hopes, intentions or strategies regarding the future. In some cases, forward-looking statements can be identified by the use of words such as “may,” “will,” “expects,” “should,” “believes,” “plans,” “anticipates,” “estimates,” “predicts,” “potential,” “continue,” or other words of similar meaning. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those discussed in, or implied by, the forward-looking statements. Factors that might cause such a difference include, but are not limited to, general economic conditions, our financial and business prospects, our capital requirements, our financing prospects, our relationships with associates and labor unions, and those disclosed as risks in other reports filed by us with the Securities and Exchange Commission, including those described in Part I of our most recently filed Annual Report on Form 10-K. We caution readers that any such statements are based on currently available operational, financial and competitive information, and they should not place undue reliance on these forward-looking statements, which reflect management’s opinion only as of the date on which they were made. Except as required by law, we disclaim any obligation to review or update these forward-looking statements to reflect events or circumstances as they occur.
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
      We, through the services of third-party actuarial analysts, determine the fair value of the future redemption obligation based on statistical formulas which project the timing of future point redemption based on historical experience, including an estimate of the “breakage” for points that will never be redeemed, and an estimate of the points that will eventually be redeemed. Actual expenditures for SPG may differ from the actuarially determined liability. The total actuarially determined liability as of September 30, 2005 and December 31, 2004 is $297 million and $255 million, respectively. A 10% reduction in the “breakage” of points would result in an increase of $44 million to the liability at September 30, 2005.
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
Results of Operations
      The following discussion presents an analysis of results of our operations for the three and nine months ended September 30, 2005 and 2004.
      We derive the majority of our revenues and operating income from our owned, leased and consolidated joint venture hotels and a significant portion of these results are driven by these hotels in North America. Total revenues generated from these hotels worldwide for the three and nine months ending September 30, 2005 were $871 million and $2.623 billion, respectively and $811 million and $2.448 billion, respectively, for the same periods of 2004 (total revenues from our owned, leased and consolidated joint venture hotels in North America were $630 million, $1.902 billion, $581 million and $1.781 billion for same periods, respectively). The following represents the geographical breakdown of our owned, leased and consolidated joint venture revenues in North America by metropolitan area for the three and nine months ended September 30, 2005 (with comparable data for 2004):

Top Ten Metropolitan Areas as a % Owned North America Revenues for the
Three Months Ended September 30, 2005 with comparable data for 2004

	2005	2004
Metropolitan Area	Revenues	Revenues

New York, NY	19.9%	18.5%
Boston, MA	10.1%	11.0%
San Diego, CA	5.5%	5.4%
Los Angeles — Long Beach, CA	5.4%	5.0%
Seattle, WA	4.9%	4.4%
Atlanta, GA	4.4%	4.4%
Toronto, Canada	4.3%	4.1%
Maui, HI	4.1%	4.0%
Chicago, IL	3.3%	3.3%
San Francisco, CA	3.0%	2.8%
All Other	35.1%	37.1%

Total	100%	100%

Top Ten Metropolitan Areas as a % Owned North America Revenues for the
Nine Months Ended September 30, 2005 with comparable data for 2004

	2005	2004
Metropolitan Area	Revenues	Revenues

New York, NY	18.5%	18.1%
Boston, MA	9.0%	9.4%
San Diego, CA	5.5%	5.4%
Los Angeles — Long Beach, CA	5.2%	4.9%
Phoenix, AZ	4.8%	5.0%
Atlanta, GA	4.6%	4.5%
Seattle, WA	4.0%	3.9%
Toronto, Canada	3.9%	3.8%
Maui, HI	3.8%	3.6%
Houston, TX	2.9%	2.8%
All Other	37.8%	38.6%

Total	100%	100%

      A leading indicator for the performance of our owned, leased and consolidated joint venture hotels is REVPAR, as it measures the period-over-period growth in rooms revenue for comparable properties. This is particularly the case in the United States where there is no impact on this measure from foreign exchange rates.

Three Months Ended September 30, 2005 Compared with Three Months Ended September 30, 2004

Continuing Operations
      Revenues. Total revenues, including other revenues from managed and franchised properties, were $1.496 billion, an increase of $160 million when compared to 2004 levels. Revenues reflect a 7.4% increase in revenues from our owned, leased and consolidated joint venture hotels to $871 million for the three months ended September 30, 2005 when compared to $811 million in the corresponding period of 2004, an increase of $21 million in management fees, franchise fees and other income to $126 million for the three months ended

September 30, 2005 when compared to $105 million in the corresponding period of 2004, an increase of $58 million in vacation ownership and residential revenues to $233 million for the three months ended September 30, 2005 when compared to $175 million in the corresponding period of 2004, and an increase of $21 million in other revenues from managed and franchised properties to $266 million for the three months ended September 30, 2005 when compared to $245 million in the corresponding period of 2004.
      The increase in revenues from owned, leased and consolidated joint venture hotels is due primarily to strong results at our owned hotels in New York, New York, Seattle, Washington, Los Angeles, California, Maui, Hawaii, Toronto, Canada, San Diego, California and Atlanta, Georgia. Revenues at our hotels owned during both periods (“Same-Store Owned Hotels”) (128 hotels for the three months ended September 30, 2005 and 2004, excluding 7 hotels sold or closed and 6 hotels undergoing significant repositionings or without comparable results in 2005 and 2004) increased 10.3% to $848 million for the three months ended September 30, 2005 when compared to $769 million in the same period of 2004 due primarily to an increase in REVPAR. REVPAR at our Same-Store Owned Hotels increased 11.9% to $126.76 for the three months ended September 30, 2005 when compared to the corresponding 2004 period. The increase in REVPAR was attributed to increases in occupancy rates to 73.8% in the three months ended September 30, 2005 when compared to 71.6% in the same period in 2004, and a 8.5% increase in the average daily rate (“ADR”) at these Same-Store Owned Hotels to $171.69 for the three months ended September 30, 2005 compared to $158.17 for the corresponding 2004 period. REVPAR at Same-Store Owned Hotels in North America increased 13.2% for the three months ended September 30, 2005 when compared to the same period of 2004 due to increased transient and group travel business during the period. REVPAR at our international Same-Store Owned Hotels increased by 8.4% for the three months ended September 30, 2005 when compared to the same period of 2004, with Europe, where we had our largest concentration of international owned hotels, increasing 6.9%. REVPAR for Same-Store Owned Hotels internationally increased 6.4% excluding the favorable effects of foreign currency translation. REVPAR for Same-Store Owned Hotels in Europe increased 6.4% excluding the favorable effects of foreign currency translation.
      The increase in vacation ownership and residential sales and services was primarily due to sales of residential units at the St. Regis Museum Tower in San Francisco, California, which did not begin until the fourth quarter of 2004. We recognized approximately $57 million of revenues from this project in the third quarter of 2005. The St. Regis Museum Tower is in the final stages of construction and is expected to open in November 2005 with 260 hotel rooms and 102 condominium units. While contract sales of VOI inventory, which represents vacation ownership revenues before adjustments for percentage of completion accounting and rescission and excluding fractional sales at the St. Regis Aspen, where we are selling fractional units in four week intervals, increased 14.4% in the three months ended September 30, 2005 when compared to the same period in 2004, reported sales of VOIs were down 4.0% to $145 million in 2005 compared to $151 million in 2004 primarily due to a shift in sales from fully complete VOIs at the Westin Mission Hills Resort in Rancho Mirage, California and the St. Regis Aspen to VOIs under construction, and as such impacted by percentage of completion accounting, at the Sheraton Vistana Villages in Orlando, Florida and the Westin Kierland Resort and Spa in Scottsdale, Arizona.
      The increase in management fees, franchise fees and other income of $21 million was primarily a result of increased management and franchise fees of $9 million to $91 million for the quarter ended September 30, 2005 due to improved operating results at the underlying hotels and the addition of new managed and franchised hotels. The increase is also due to increased income from our captive insurance company due to a reduction in property and workers’ compensation claims in 2005 as compared to 2004.
      Other revenues and expenses from managed and franchised properties increased to $266 million from $245 million for the three months ended September 30, 2005 and 2004, respectively. These revenues represent reimbursements of costs incurred on behalf of managed hotel properties and franchisees and relate primarily to payroll costs at managed properties where we are the employer. Since the reimbursements are made based upon the costs incurred with no added margin, these revenues and corresponding expenses have no effect on our operating income and our net income.

      Operating Income. Our total operating income was $214 million in the three months ended September 30, 2005 compared to $198 million in 2004. Excluding depreciation and amortization of $103 million and $107 million for the three months ended September 30, 2005 and 2004, respectively, operating income increased 3.9% or $12 million to $317 million for the three months ended September 30, 2005 when compared to $305 million in the same period in 2004, primarily due to the improved owned hotel performance and vacation ownership and residential sales discussed above.
      Operating income at our hotel segment was $198 million in the three months ended September 30, 2005 compared to $157 million in the same period of 2004. Our strong results at owned, leased and consolidated joint venture hotels were partially offset by the negative impact of Hurricanes Dennis, Katrina and Rita, primarily related to insurance deductible expenses associated with the property damage at two owned hotels in New Orleans and one owned hotel in Key West. Operating income for the vacation ownership and residential segment was $61 million in the three months ended September 30, 2005 compared to $41 million for the same period in 2004 primarily due to the sale of residential units at the St. Regis Museum Tower in San Francisco, California and a reduction to the reserves for uncollectible vacation ownership receivables as a result of improving default trends associated with the Westin branded projects.
      Depreciation and Amortization. Depreciation expense decreased $4 million to $99 million during the three months ended September 30, 2005 compared to $103 million in the corresponding period of 2004 primarily due to hotels sold during 2005. Amortization expense was $4 million during both the three months ended September 30, 2005 and 2004.
      Net Interest Expense. Net interest expense decreased to $59 million from $64 million for the three months ended September 30, 2005 and 2004, respectively, due to a reduction in our level of debt and interest income earned from cash on hand. Our weighted average interest rate was 6.15% at September 30, 2005 versus 5.67% at September 30, 2004.
      Loss on Asset Dispositions and Impairments, Net. During the third quarter of 2005, we recorded a net loss of $16 million primarily related to the loss on the sale of two hotels.
      During the third quarter of 2004, we recorded $4 million of losses primarily related to impairment charges associated with our investment in a joint venture that owns a hotel managed by us.
      Discontinued Operations. For the three months ended September 30, 2005, the loss from operations represents a $2 million sales and use tax assessment related to our gaming businesses disposed of in 1999 for periods prior to its disposition, offset by a $1 million income tax benefit. For the three months ended September 30, 2004, the gain on dispositions includes $2 million of gains related to a post-closing adjustment for the sale of the Hotel Principe di Savoia (“Principe”). We sold the Principe in June 2003 with no continuing involvement.
      Income Tax Expense. The effective income tax rate for continuing operations for the third quarter of 2005 was 72.3% compared to 24.0% in the corresponding quarter in 2004 due to $47 million of tax expense on the adoption of a plan to repatriate foreign earnings in accordance with the American Jobs Creation Act of 2004 and $40 million of additional tax expense related to our 1998 disposition of ITT World Directories recorded in the three months ended September 30, 2005. Our effective income tax rate is determined by the level and composition of pre-tax income subject to varying foreign, state and local taxes and other items.

Nine Months Ended September 30, 2005 Compared with Nine Months Ended September 30, 2004

Continuing Operations
      Revenues. Total revenues, including other revenues from managed and franchised properties, were $4.461 billion, an increase of $535 million when compared to 2004 levels. Revenues reflect a 7.1% increase in revenues from our owned, leased and consolidated joint venture hotels to $2.623 billion for the nine months ended September 30, 2005 when compared to $2.448 billion in the corresponding period of 2004, an increase of $50 million in management fees, franchise fees and other income to $349 million for the nine months ended September 30, 2005 when compared to $299 million in the corresponding period of 2004, an increase of

$254 million in vacation ownership and residential revenues to $697 million for the nine months ended September 30, 2005 when compared to $443 million in the corresponding period of 2004 and an increase of $56 million in other revenues from managed and franchised properties to $792 million for the nine months ended September 30, 2005 when compared to $736 million in the corresponding period of 2004.
      The increase in revenues from owned, leased and consolidated joint venture hotels is due primarily to strong results at our owned hotels in New York, New York, Los Angeles, California, San Diego, California, Maui, Hawaii, Atlanta, Georgia, Seattle, Washington and Toronto, Canada. Revenues at our hotels owned during both periods (“Same-Store Owned Hotels”) (127 hotels for the nine months ended September 30, 2005 and 2004, excluding 7 hotels sold or closed and 7 hotels undergoing significant repositionings or without comparable results in 2005 and 2004) increased 8.7% to $2.498 billion for the nine months ended September 30, 2005 when compared to $2.299 billion in the same period of 2004 due primarily to an increase in REVPAR. REVPAR at our Same-Store Owned Hotels increased 11.4% to $123.31 for the nine months ended September 30, 2005 when compared to the corresponding 2004 period. The increase in REVPAR was attributed to increases in occupancy rates to 71.3% in the nine months ended September 30, 2005 when compared to 68.9% in the same period in 2004, and a 7.6% increase in ADR at these Same-Store Owned Hotels to $172.86 for the nine months ended September 30, 2005 compared to $160.64 for the corresponding 2004 period. REVPAR at Same-Store Owned Hotels in North America increased 11.5% for the nine months ended September 30, 2005 when compared to the same period of 2004 due to increased transient and group travel business for the period. REVPAR at our international Same-Store Owned Hotels increased by 11.2% for the nine months ended September 30, 2005 when compared to the same period of 2004, with Europe, where we had our largest concentration of international owned hotels, increasing 9.6%. REVPAR for Same-Store Owned Hotels internationally increased 7.6% excluding the favorable effects of foreign currency translation. REVPAR for Same-Store Owned Hotels in Europe increased 5.9% excluding the favorable effects of foreign currency translation.
      The increase in vacation ownership and residential sales and services is primarily due to sales of fractional units at the St. Regis in Aspen, Colorado, for which the Company began recording revenue in May 2004, and sales of residential units at the St. Regis Museum Tower in San Francisco, California, which did not begin until the fourth quarter of 2004. In the first nine months of 2005, we recognized approximately $32 million of revenues from the Aspen project which opened in December 2004 following the conversion of 98 guest rooms into 25 fractional units, which are being sold in four week intervals, and 20 new hotel rooms. We recognized approximately $141 million of revenues from the San Francisco project in the first nine months of 2005. The St. Regis Museum Tower is in the final stages of construction and is expected to open in November 2005 with 260 hotel rooms and 102 condominium units. The increase in vacation ownership and residential sales and services in 2005 is also due to an increase in the sales of VOIs of 27.0% to $471 million in 2005 compared to $371 million in 2004. These increases represent increased sales volume as well as the revenue recognition from progressing and completed projects accounted for under the percentage of completion accounting methodology as required by generally accepted accounting principles primarily at the Westin Ka’anapali Ocean Resort Villas in Maui, Hawaii, the Westin Kierland Resort and Spa in Scottsdale, Arizona, and the Sheraton Vistana Villages in Orlando, Florida, partially offset by reduced revenues at the Westin Mission Hills Resort in Rancho Mirage, California where substantially all of the available inventory has now been sold. Contract sales of VOI inventory, which represents vacation ownership revenues before adjustments for percentage of completion accounting and rescission and excluding fractional sales at the St. Regis Aspen described below, increased 13.7% in the nine months ended September 30, 2005 when compared to the same period in 2004.
      The increase in management fees, franchise fees and other income of $50 million was primarily a result of increased management and franchise fees of $35 million to $258 million for the nine months ended September 30, 2005 due to improved operating results at the underlying hotels and the addition of new managed and franchised hotels. The increase is also due to increased revenues from our Bliss and Remede spas and from the sales of Bliss and Remede products.
      Other revenues and expenses from managed and franchised properties increased to $792 million from $736 million for the nine months ended September 30, 2005 and 2004, respectively. These revenues represent reimbursements of costs incurred on behalf of managed hotel properties and franchisees and relate primarily to payroll costs at managed properties where we are the employer. Since the reimbursements are made based upon the costs incurred with no added margin, these revenues and corresponding expenses have no effect on our operating income and our net income.
      Operating Income. Our total operating income was $612 million in the nine months ended September 30, 2005 compared to $466 million in 2004. Excluding depreciation and amortization of $318 million and $319 million for the nine months ended September 30, 2005 and 2004, respectively, operating income increased 18.5% or $145 million to $930 million for the nine months ended September 30, 2005 when compared to $785 million in the same period in 2004, primarily due to the improved owned hotel performance and vacation ownership and residential sales discussed above.
      Operating income at our hotel segment was $562 million in the nine months ended September 30, 2005 compared to $473 million in the same period of 2004. Our strong results at owned, leased and consolidated joint venture hotels were partially offset by the negative impact of Hurricanes Dennis, Katrina and Rita, primarily related to insurance deductible expenses associated with the property damage at two owned hotels in New Orleans and one owned hotel in Key West. Operating income for the vacation ownership and residential segment was $184 million in the nine months ended September 30, 2005 compared to $101 million for the same period in 2004 primarily due to the sale of fractional units at the St. Regis in Aspen, Colorado and residential units at the St. Regis Museum Tower in San Francisco, California, the significant increase in sales of VOIs and percentage of completion accounting methodology discussed above, as well as a reduction to the reserves for uncollectible vacation ownership receivables as a result of the improving default trends associated with the Westin branded projects.
      Depreciation and Amortization. Depreciation expense decreased $1 million to $305 million during the nine months ended September 30, 2005 compared to $306 million in the corresponding period of 2004 primarily due to reduced depreciation from assets sold during the past 12 months, partially offset by capital expenditures at our owned, leased and consolidated joint venture hotels in the past 12 months. Amortization expense was $13 million in both the nine months ended September 30, 2005 and 2004.
      Net Interest Expense. Net interest expense decreased to $181 million from $193 million for the nine months ended September 30, 2005 and 2004, respectively, due to a reduction in our level of debt and interest income earned from cash on hand. Our weighted average interest rate was 6.15% at September 30, 2005 versus 5.67% at September 30, 2004.
      Loss On Asset Dispositions and Impairments, Net. In the nine months ended September 30, 2005, we recorded a net loss of $32 million primarily related to the loss on the sale of three hotels and impairment charges associated with our owned Sheraton hotel in Cancun, Mexico that is being partially demolished to build vacation ownership units.
      We recorded $8 million of losses on asset dispositions and impairments in the nine months ended September 30, 2004. These losses reflect impairment charges primarily associated with our investment in a joint venture that owns a hotel managed by us and the renovation of a portion of one of our owned hotels, the W New York, for a Bliss spa.
      Discontinued Operations. For the nine months ended September 30, 2005, the loss from operations represents a $2 million sales and use tax assessment related to our gaming business disposed of in 1999 for periods prior to its disposition, offset by $1 million income tax benefit. For the nine months ended September 30, 2004, the gain on dispositions includes $34 million of gains related to the favorable resolution of certain tax matters, a $3 million pre-tax gain related to post-closing adjustments for the sale of the Principe, and the reversal of $1 million of accruals relating to our former gaming business disposed of in 1999 as the underlying contingencies have been resolved.
      Income Tax Expense. The effective income tax rate for continuing operations for the first nine months of 2005 was 40.0% compared to 13.6% in the corresponding period of 2004 due to $47 million of tax expense on the adoption of a plan to repatriate foreign earnings in accordance with the American Jobs Creation Act of 2004 and $40 million of additional tax expense related to our 1998 disposition of ITT World Directories recorded in 2005. In addition, the effective tax rate for the nine months ended September 30, 2004 includes a

$12 million benefit as a result of certain changes to the federal tax rules. The effective tax rate for the nine months ended September 30, 2005 includes an $8 million benefit related to tax refunds for tax years prior to the 1995 split-up of ITT Corporation. Our effective income tax rate is determined by the level and composition of pre-tax income subject to varying foreign, state and local taxes and other items.
Recent Events
      In late October 2005, Hurricane Wilma caused damage at our owned properties in Cancun, Mexico and South Florida as well as at a joint venture property in the Bahamas. We have both property and business interruption insurance for these properties and, while we are still in the process of assessing the damage, we do not expect the deductible expenses or other related losses from this storm to be significant to our results.
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
      The following tables summarize REVPAR, ADR and occupancy for our Same-Store Owned Hotels for the three and nine months ended September 30, 2005 and 2004. The results for the three and nine months ended September 30, 2005 and 2004 represent results for 128 and 127 owned, leased and consolidated joint venture hotels, respectively, (excluding 7 and 7 hotels sold or closed and 6 and 7 hotels undergoing significant repositionings or without comparable results in 2005 and 2004, respectively).

	Three Months
	Ended September
	30,

	2005	2004	Variance

Worldwide (128 hotels with approximately 47,000 rooms)			11.9%
REVPAR	$126.76	$113.29	8.5%
ADR	$171.69	$158.17	2.2
Occupancy	73.8%	71.6%
North America (85 hotels with approximately 35,000 rooms)			13.2%
REVPAR	$127.00	$112.22	10.1%
ADR	$165.65	$150.49	2.1
Occupancy	76.7%	74.6%
International (43 hotels with approximately 12,000 rooms)			8.4%
REVPAR	$126.09	$116.37	4.2%
ADR	$191.79	$184.02	2.5
Occupancy	65.7%	63.2%

	Nine Months Ended
	September 30,

	2005	2004	Variance

Worldwide (127 hotels with approximately 47,000 rooms)
REVPAR	$123.31	$110.67	11.4%
ADR	$172.86	$160.64	7.6%
Occupancy	71.3%	68.9%	2.4

North America (84 hotels with approximately 35,000 rooms)
REVPAR	$122.04	$109.46	11.5%
ADR	$167.10	$153.41	8.9%
Occupancy	73.0%	71.4%	1.6
International (43 hotels with approximately 12,000 rooms)
REVPAR	$126.92	$114.13	11.2%
ADR	$190.84	$184.31	3.5%
Occupancy	66.5%	61.9%	4.6
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
      State and local regulations governing sales of VOIs allow the purchaser of such a VOI to rescind the sale subsequent to its completion for a pre-specified number of days. As such, cash collected from such sales during the rescission period, as well as cash collected from sales before the certificate of occupancy is obtained, are both classified as restricted cash in our consolidated balance sheets. At September 30, 2005 and December 31, 2004, we have $183 million and $200 million, respectively, of such restricted cash. The reduction occurred primarily because a portion of the restricted cash became unrestricted in the third quarter of 2005 because we received the certificate of occupancy on the Westin Ka’anapali Ocean Resort Villas in Maui, Hawaii late in the second quarter of 2005 and began the recording process in July 2005.
      In addition, provisions of certain of our secured debt require that cash reserves be maintained. Additional cash reserves are required if aggregate operations of the related hotels fall below a specified level over a specified time period. Additional cash reserves became required in late 2003 following a difficult period in the hospitality industry, resulting from the war in Iraq and the worldwide economic downturn. As of September 30, 2005 and December 31, 2004, $11 million and $132 million, respectively, is classified as restricted cash in our consolidated balance sheets related to these required cash reserves. In August 2005, the aggregate hotel operations met the specified levels over the required time period, and the additional cash reserves, plus accrued interest, were released to us.

Cash Used For Investing Activities
      On December 30, 2003, together with Lehman Brothers, we announced the acquisition of all of the outstanding senior debt (approximately $1.3 billion), at a discount, of Le Meridien Hotels and Resorts Ltd. (“Le Meridien”). Our approximate $225 million investment is represented by a high yield junior participation interest. As part of this investment, we entered into an agreement with Lehman Brothers whereby they would negotiate with us on an exclusive basis towards a recapitalization of Le Meridien. The exclusivity period expired in early April 2004. In August 2005, we entered into definitive agreements with Lehman Brothers and Starwood Capital Group (“SCG”) to acquire the Le Meridien brand and related management and franchise business from Le Meridien. We also plan to enter into management and franchise agreements for the owned and leased Le Meridien property portfolio to be acquired by Lehman Brothers and SCG for such hotels to continue to be operated under their current flags. We expect the transaction to close by the end of 2005.
      In limited cases, we have made loans to owners of or partners in hotel or resort ventures for which we have a management or franchise agreement. Loans outstanding under this program, excluding the Westin Boston, Seaport Hotel discussed below, totaled $168 million at September 30, 2005. We evaluate these loans for impairment, and at September 30, 2005, believe these loans are collectible. Unfunded loan commitments, excluding the Westin Boston, Seaport Hotel discussed below, aggregating $28 million were outstanding at September 30, 2005, of which $8 million are expected to be funded in 2005 and $10 million are expected to be funded in total. These loans typically are secured by pledges of project ownership interests and/or mortgages on the projects. We also have $87 million of equity and other potential contributions associated with managed or joint venture properties, $15 million of which is expected to be funded in 2005.
      Additionally, during 2004, we entered into a long-term management contract to manage the Westin Boston, Seaport Hotel in Boston, Massachusetts, which is under construction and scheduled to open in 2006. In connection with this project, we agreed to provide up to $28 million in mezzanine loans and other investments (all of which has been funded) as well as various guarantees, including a principal repayment guarantee for the term of the senior debt (four years with a one-year extension option), which is capped at $40 million, and a debt service guarantee during the term of the senior debt which is limited to the interest expense on the amounts drawn under such debt and principal amortization. Any payments under the debt service guarantee, attributable to principal, will reduce the cap under the principal repayment guarantee. The fair value of these guarantees of $3 million is reflected in other liabilities in our accompanying balance sheet as of September 30, 2005. In addition, we have issued a completion guarantee for this approximate $200 million project. In the event the completion guarantee is called on, we would have recourse to a guaranteed maximum price contract from the general contractor, performance bonds from all major trade contractors and a payment bond from the general contractor. We would only be required to perform under the completion guaranty in the event of a default by the general contractor that is not cured by the contractor or the applicable bonds. We do not anticipate that we will be required to perform under these guarantees.
      Surety bonds issued on our behalf as of September 30, 2005 totaled $68 million, the majority of which were required by state or local governments relating to our vacation ownership operations and by our insurers to secure large deductible insurance programs.
      To secure management contracts, we may provide performance guarantees to third-party owners. Most of these performance guarantees allow us to terminate the contract rather than fund shortfalls if certain performance levels are not met. In limited cases, we are obliged to fund shortfalls in performance levels through the issuance of loans. As of September 30, 2005, we had eight management contracts with performance guarantees with possible cash outlays of up to $75 million, $50 million of which, if required, would be funded over several years and would be largely offset by management fees received under these contracts. Many of the performance tests are multi-year tests, are tied to the results of a competitive set of hotels, and have exclusions for force majeure and acts of war and terrorism. We do not anticipate any significant funding under the performance guarantees in 2005. In addition, we have agreed to guarantee certain performance levels at a managed property that has authorized VOI sales and marketing. The exact amount and nature of the guaranty is currently under dispute. However, we do not believe that any payments under this guaranty will be significant. We do not anticipate losing a significant number of management or franchise contracts in the remainder of 2005.

      We had the following contractual obligations outstanding as of September 30, 2005 (in millions):

		Due in Less	Due in	Due in	Due After
	Total	Than 1 Year	1-3 Years	3-5 Years	5 Years

Long-term debt	$4,305	$604	$1,624	$480	$1,597
Capital lease obligations(1)	2	—	—	—	2
Operating lease obligations	1,149	75	143	129	802
Unconditional purchase obligations(2)	133	46	48	28	11
Other long-term obligations	2	2	—	—	—

Total contractual obligations	$5,591	$727	$1,815	$637	$2,412

(1)	Excludes sublease income of $2 million.

(2)	Included in these balances are commitments that may be satisfied by our managed and franchised properties.
      We had the following commercial commitments outstanding as of September 30, 2005 (in millions):

		Amount of Commitment Expiration Per Period

		Less Than			After
	Total	1 Year	1-3 Years	3-5 Years	5 Years

Standby letters of credit	$129	$129	$—	$—	$—
Hotel loan guarantees(1)	42	2	40	—	—
Other commercial commitments	—	—	—	—	—

Total commercial commitments	$171	$131	$40	$—	$—

(1)	Excludes fair value of guarantees which are reflected in our consolidated balance sheet.
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
      We are actively reviewing our business to identify properties or other assets that we believe either are non-core (including hotels where the return on invested capital is not adequate), no longer complement our business, are in markets which may not benefit us as much as other markets during an economic recovery or could be sold at significant premiums. We are focused on restructuring and enhancing real estate returns and monetizing investments. We are in various stages of discussions with numerous interested parties and expect to enter into agreements for the sale of $2 billion - $4 billion of assets in the next twelve months. There can be no assurance, however, that we will be able to complete dispositions on commercially reasonable terms or at all.

Cash Used for Financing Activities
      The following is a summary of our debt portfolio (including capital leases) as of September 30, 2005:

	Amount
	Outstanding at			Interest Rate at	Average
	September 30, 2005(a)		Interest Terms	September 30, 2005	Maturity

	(Dollars in millions)				(In years)
Floating Rate Debt
Senior Credit Facility:
Term Loan	$475		LIBOR(b) + 1.25%	5.11%	0.9
Revolving Credit Facility	9		CBA + 1.25%	4.15%	1.0
Mortgages and Other	183		Various	5.27%	2.0
Interest Rate Swaps	300			8.30%

Total/ Average	$967			6.12%	1.2

Fixed Rate Debt
Sheraton Holding Public Debt	$1,049	(c)		6.00%	7.2
Senior Notes	1,500	(c)		6.70%	4.2
Convertible Debt	360			3.50%	0.6
Mortgages and Other	731			7.26%	5.5
Interest Rate Swaps	(300)			7.88%

Total/ Average	$3,340			6.15%	5.0

Total Debt
Total Debt and Average Terms	$4,307			6.15%	4.4

(a)	Excludes approximately $421 million of our share of unconsolidated joint venture debt, all of which is non-recourse.

(b)	At September 30, 2005, one-month LIBOR was 3.86%.

(c)	Includes approximately $1 million and $3 million at September 30, 2005 of fair value adjustments related to existing and terminated fixed-to-floating interest rate swaps for the Sheraton Holding Public Debt and the Senior Notes, respectively.
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
      Other. We have approximately $604 million of our outstanding debt maturing in the next twelve months. Based upon the current level of operations, management believes that our cash flow from operations, together with our significant cash balances (approximately $1.171 billion at September 30, 2005, including restricted cash of $262 million discussed earlier), available borrowings under the Revolving Credit Facility (approximately $862 million at September 30, 2005), available borrowings from international revolving lines of credit (approximately $139 million at September 30, 2005), and capacity for additional borrowings will be adequate to meet anticipated requirements for scheduled maturities, dividends, working capital, capital expenditures, marketing and advertising program expenditures, other discretionary investments, interest and scheduled principal payments for the foreseeable future. However, we have a substantial amount of indebtedness at September 30, 2005. There can be no assurance that we will be able to refinance our indebtedness as it becomes due and, if refinanced, on favorable terms. In addition, there can be no assurance that our business will continue to generate cash flow at or above historical levels or that currently anticipated results will be achieved.
      We maintain non-U.S.-dollar-denominated debt, which provides a hedge of our international net assets and operations, but also exposes our debt balance to fluctuations in foreign currency exchange rates. During the nine months ending September 30, 2005, the effect of changes in foreign currency exchange rates was a net decrease in debt of approximately $10 million. Our debt balance is also affected by changes in interest rates as a result of our Fair Value Swaps. The fair market value of the Fair Value Swaps is recorded as an asset or liability and as the Fair Value Swaps are deemed to be effective, an adjustment is recorded against the corresponding debt. At September 30, 2005, our debt included an increase of approximately $4 million related to the unamortized gains on terminated Fair Value Swaps and the fair market value of current Fair Value Swap assets. At December 31, 2004 our debt included an increase of approximately $29 million related to Fair Value Swap assets.
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
      On October 22, 2004, the President signed the American Jobs Creation Act of 2004 (the “Act”). The Act creates a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85 percent dividends received deduction for certain dividends from controlled foreign corporations. In the third quarter of 2005, our Board of Directors adopted a plan to repatriate approximately $550 million and, accordingly, we recorded a tax liability of approximately $47 million. In accordance with the Act, we plan to borrow these funds in Italy to repatriate to the United States and expect to reinvest these funds pursuant the terms of a domestic reinvestment plan which has been approved by our Board of Directors.
      During the nine months ended September 30, 2005, approximately 28,000 Class B Exchangeable Preferred Shares (“Class B EPS”) were redeemed for approximately $1 million, and approximately 36,000 Class A Exchangeable Preferred Shares (“Class A EPS”) were redeemed for approximately $2 million. At

September 30, 2005, approximately 562,000 shares of Class A EPS, 25,000 shares of Class B EPS and 68,000 limited partnership units of the Realty Partnership and Operating Partnership were outstanding.
      A distribution of $0.84 per Share was paid by the Trust in January 2005 to shareholders of record as of December 31, 2004.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.
      There were no material changes to the information provided in Item 7A in our Joint Annual Report on Form 10-K regarding our market risk.

Item 4.	Controls and Procedures.
      Our management conducted an evaluation, under the supervision and with the participation of our principal executive and principal financial officers of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on this evaluation, our principal executive and principal financial officers concluded our disclosure controls and procedures are effective in alerting them in a timely manner to material information required to be included in our SEC reports. There has been no change in our internal control over financial reporting (as defined in Rules 13(a)-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended) that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.
      We are involved in various claims and lawsuits arising in the ordinary course of business, none of which, in the opinion of management, is expected to have a material adverse effect on our consolidated financial position or results of operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
      We did not repurchase any Shares during the three months ended September 30, 2005.
      In 1998, the Corporation’s Board of Directors (the “Board”) approved the repurchase of up to $1 billion of Shares under a Share repurchase program (the “Share Repurchase Program”). On April 2, 2001, the Board authorized the repurchase of up to an additional $500 million of Shares under the Share Repurchase Program, and in October 2005, the Board authorized the repurchase of up to an additional $1 billion of Shares under the Share Repurchase Program. Approximately $1.296 billion of Shares may yet be purchased under the Share Repurchase Program.

Item 5.	Other Information.
      On November 3, 2005, the Compensation Committee approved amendments to the Corporation’s Annual Incentive Plan and Deferred Compensation Plan. A copy of the Annual Incentive Plan, as amended, and the amendment to the Deferred Compensation Plan are attached hereto as Exhibits 10.1 and 10.2, respectively, and incorporated herein by reference.

Item 6.	Exhibits.

10.1	Annual Incentive Plan, as amended as of November 3, 2005 (1)
10.2	Amendment, dated as of November 3, 2005, to the Deferred Compensation Plan(1)
31.1	Certification Pursuant to Rule 13a-14 under the Securities Exchange Act of 1934 — Chief Executive Officer — Corporation(1)
31.2	Certification Pursuant to Rule 13a-14 under the Securities Exchange Act of 1934 — Chief Financial Officer — Corporation(1)
31.3	Certification Pursuant to Rule 13a-14 under the Securities Exchange Act of 1934 — Chief Executive Officer — Trust (1)
31.4	Certification Pursuant to Rule 13a-14 under the Securities Exchange Act of 1934 — Chief Financial and Accounting Officer — Trust(1)
32.1	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code — Chief Executive Officer — Corporation(1)
32.2	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code — Chief Financial Officer — Corporation(1)
32.3	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code — Chief Executive Officer — Trust(1)
32.4	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code — Chief Financial and Accounting Officer — Trust(1)

(1)	Filed herewith.

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

Alan M. Schnaid
Vice President,
Corporate Controller and
Principal Accounting Officer
Date: November 4, 2005

EXHIBIT INDEX

10.1	Annual Incentive Plan, as amended as of November 3, 2005 (1)
10.2	Amendment, dated as of November 3, 2005, to the Deferred Compensation Plan(1)
31.1	Certification Pursuant to Rule 13a-14 under the Securities Exchange Act of 1934 — Chief Executive Officer — Corporation(1)
31.2	Certification Pursuant to Rule 13a-14 under the Securities Exchange Act of 1934 — Chief Financial Officer — Corporation(1)
31.3	Certification Pursuant to Rule 13a-14 under the Securities Exchange Act of 1934 — Chief Executive Officer — Trust (1)
31.4	Certification Pursuant to Rule 13a-14 under the Securities Exchange Act of 1934 — Chief Financial and Accounting Officer — Trust(1)
32.1	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code — Chief Executive Officer — Corporation(1)
32.2	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code — Chief Financial Officer — Corporation(1)
32.3	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code — Chief Executive Officer — Trust(1)
32.4	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code — Chief Financial and Accounting Officer — Trust(1)

(1)	Filed herewith.